Form 10-K
period 2007-12-31
New Giant CORP
filed 2008-02-29
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 333-145849
New Giant Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State of incorporation)	(I.R.S. employer
identification no.)

814 Livingston Court, Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)
(770) 644-3000
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2007 was $0 million.
     As of February 25, 2008, there were 100 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.
          The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format permitted by Form 10-K.

NEW GIANT CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

FORWARD-LOOKING STATEMENTS
     Certain statements regarding the expectations of New Giant Corporation (which we refer to in this Report as the “Company” or “New Graphic”) constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained herein under Item 1A., “Risk Factors”.

PART I
ITEM 1. BUSINESS
     New Giant Corporation (“New Graphic”), a Delaware corporation, was formed in June 2007 as a wholly owned subsidiary of Graphic Packaging Corporation (“Graphic”). Upon the completion of the combination of the businesses of Graphic and Altivity Packaging, LLC (“Altivity”), as described in New Graphic’s Registration Statement on Form S-4, as amended (File No. 333-145849) (the “Form S-4”), New Graphic will become the ultimate parent company of Graphic and Altivity.
     To date, New Graphic has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Transaction Agreement and Agreement and Plan of Merger (“Transaction Agreement”), dated as of July 9, 2007, by and among Graphic, Bluegrass Container Holdings, LLC, a Delaware limited liability company and parent company of Altivity (“BCH”), the owners of BCH (“Sellers”), New Graphic, and Giant Merger Sub, Inc., a wholly-owned subsidiary of New Graphic (“Merger Sub”).
     Under the terms of the Transaction Agreement, Merger Sub will be merged with and into Graphic, and Graphic will become a wholly-owned subsidiary of New Graphic (the “Merger”). As a result of the Merger, each issued and outstanding share of Graphic’s common stock will be converted into the right to receive one newly issued share of New Graphic common stock.
     The Transaction Agreement also provides for each Seller to exchange BCH equity interests owned by them for newly issued shares of New Graphic common stock (the “Exchange,” and together with the Merger, the “Transactions”). New Graphic will issue an aggregate of 139,445,038 shares of New Graphic common stock in the Exchange to the owners of BCH for all of the equity interests of BCH. The total number of shares of New Graphic common stock issued to Sellers is expected to constitute 40.61% of the total number of shares of New Graphic common stock on a fully diluted basis, and the total number of shares of New Graphic common stock issued to Graphic stockholders is expected to constitute 59.39% of the total number of shares of New Graphic common stock on a fully diluted basis.
     The address of New Graphic’s principal executive office is c/o Graphic Packaging Corporation, 814 Livingston Court, Marietta, Georgia 30067. Its telephone number is (770) 644-3000.
ITEM 1A. RISK FACTORS
     During the fiscal year ended December 31, 2007, New Graphic did not conduct any material activities other than those incidental to its formation and the matters contemplated by the Transaction Agreement. Therefore, New Graphic did not incur any significant risk. Further information regarding market and other risk is incorporated by reference from the section entitled “Risk Factors” in Graphic’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2007, which section is filed as Exhibit 99.1 hereto.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     None.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Omitted.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for New Graphic’s common stock. New Graphic issued one hundred shares of its common stock to Graphic for $100 in connection with its formation. The sale of common stock to Graphic was made in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
ITEM 6. SELECTED FINANCIAL DATA
     Omitted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion together with the consolidated balance sheet and related note, as well as the forward-looking statements included elsewhere in this report.
     To date, New Graphic has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Transaction Agreement, such as the formation of Merger Sub (a wholly owned subsidiary of New Graphic) and the making of certain required regulatory filings, including the Form S-4.
     Liquidity and Capital Resources
     The Board of Directors of New Graphic authorized New Graphic to accept the offer of Graphic to purchase and subscribe for one hundred shares of common stock at the price of $1.00 per share. This purchase was effected in the second quarter of 2007.
     In connection with the consummation of the Transactions, Graphic Packaging International, Inc., a subsidiary of Graphic, plans to enter into certain amendments to the $1,355,000,000 Credit Agreement dated as of May 16, 2007 among Graphic Packaging International, Inc., Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and Alternative Currency Funding Fronting Lender, Deutsche Bank Securities, Inc., as Syndication Agent, Goldman Sachs Credit Partners, L.P., LaSalle Bank National Association and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and the Lenders from time to time party thereto (the “Credit Agreement”) that will, among other things, (i) provide for a new senior secured term loan facility in an aggregate principal amount of not more than $1,200,000,000 to repay Altivity’s outstanding long term indebtedness and (ii) increase the principal amount of the “Revolving Credit Facility” under, and as defined in, the Credit Agreement from $300,000,000 to $400,000,000 for working capital purposes.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the fiscal year ended December 31, 2007, New Graphic did not conduct any material activities other than those incidental to its formation and the matters contemplated by the Transaction Agreement. Therefore, New Graphic did not incur any significant risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEW GIANT CORPORATION
CONSOLIDATED BALANCE SHEET

December 31,
2007
Assets
Current assets:
Cash	$100
Total current assets	100

Total assets	$100

Liabilities and stockholder’s equity
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 share issued and outstanding	$1
Additional paid-in capital	99
Retained earnings	—

Total stockholder’s equity	100

Total liabilities and stockholder’s equity	$100

The accompanying note is an integral part of this financial statement.

NEW GIANT CORPORATION
NOTE TO CONSOLIDATED BALANCE SHEET
Note 1—Organization and Basis of Presentation
Organization
     New Graphic was formed in June 2007 as a wholly-owned subsidiary of Graphic. New Graphic has one wholly-owned subsidiary, Giant Merger Sub, Inc. Upon the completion of the combination of the businesses of Graphic and Altivity as described in New Graphic’s Registration Statement on Form S-4, as amended (File No. 333-145849), New Graphic will become the holding company of Graphic and Altivity.
     To date, New Graphic has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Transaction Agreement, such as the formation of Merger Sub and the making of certain regulatory filings.
     Upon the completion of the transactions contemplated by the Transaction Agreement, New Graphic will become the ultimate parent company of Graphic and Altivity
Basis of Presentation
     The accompanying consolidated financial statement includes New Graphic and its wholly-owned subsidiary and is prepared in accordance with accounting principles generally accepted in the United States of America.
     New Graphic has not conducted any material activities other than those incidental to its formation and those described above. All legal and accounting fees have been paid by Graphic for the year ended December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of New Giant Corporation:
     In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of New Giant Corporation and its subsidiary at December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.
     Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Omitted.
ITEM 11. EXECUTIVE COMPENSATION
     Omitted.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Omitted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Omitted.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
     All fees paid to PricewaterhouseCoopers LLP during the fiscal year ended December 31, 2007, for services incurred by New Graphic were paid by Graphic.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial statements, financial statement schedule and exhibits filed as part of this report:
Consolidated Balance Sheet
Note to the Consolidated Balance Sheet
(b) Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.
     (c) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit
No.	Description

2.1	Transaction Agreement and Agreement and Plan of Merger, dated as of July 9, 2007, among Graphic Packaging Corporation, Bluegrass Container Holdings, LLC, Giant Merger Sub, Inc., New Giant Corporation, Field Holdings, Inc. and certain affiliates of TPG Capital, L.P. Filed as Annex A to New Giant Corporation’s Registration Statement on Form S-4, as amended (Commission File No. 333-145849), and incorporated herein by reference.

3.1	Form of Restated Certificate of Incorporation of New Giant Corporation. Filed as Annex B to New Giant Corporation’s Registration Statement on Form S-4, as amended (Commission File No. 333-145849), and incorporated herein by reference.(1)

3.2	Form of Amended and Restated Bylaws of New Giant Corporation, Filed as Annex B to New Giant Corporation’s Registration Statement on Form S-4, as amended (Commission File No. 333-145849), and incorporated herein by reference.(2)

Exhibit
No.	Description

4.1	Stockholders Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P. and TPG FOF V — B, L.P., and Field Holdings, Inc. Filed as Annex E to New Giant Corporation’s Registration Statement on Form S-4, as amended (Commission File No. 333-145849), and incorporated herein by reference.

4.2	Registration Rights Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on Schedule I thereto as Family Stockholders, any of the persons listed on Schedule I thereto as “Astros Stockholders,” Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., BCH Management, LLC, TPG FOF V — A, L.P., TPG FOF V — B, L.P. Filed as Annex F to New Giant Corporation’s Registration Statement on Form S-4, as amended (Commission File No. 333-145849), and incorporated herein by reference.

4.3	Form of Rights Agreement to be entered into between New Giant Corporation and Wells Fargo Bank, National Association. Filed as Exhibit 4.3 to New Giant Corporation’s Registration Statement on Form S-4, as amended (Commission File No. 333-145849), and incorporated herein by reference.

24.1	Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	“Risk Factors” section from Graphic Packaging Corporation’s Annual Report on Form 10-K. Filed on pages 13-15 of such report (Commission File No. 001-13182) and incorporated herein by reference.

(1)	As discussed in New Graphic’s registration statement on Form S-4, as amended (File No. 333-145849) (the “Form S-4”), upon completion of the transactions through which Graphic and Altivity will combine their businesses under New Graphic, the Certificate of Incorporation of New Graphic will be amended and restated. A form of the Restated Certificate of Incorporation was filed as Annex B to the Form S-4.

(2)	As discussed in New Graphic’s registration statement on Form S-4, upon completion of the transactions through which Graphic and Altivity will combine their businesses under New Graphic, the By-laws of New Graphic will be amended and restated. A form of the Amended and Restated By-laws was filed as Annex C to the Form S-4.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Giant Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     NEW GIANT CORPORATION
     (Registrant)

/s/ David W. Scheible David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Daniel J. Blount Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008
POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of New Giant Corporation and in the capacities and on the dates indicated. Each of the directors of New Giant Corporation whose signature appears below hereby appoints Daniel J. Blount and Stephen A. Hellrung, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable New Giant Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signatures	Title	Date

/s/ David W. Scheible David W. Scheible	Director	February 29, 2008

/s/ Daniel J. Blount Daniel J. Blount	Director	February 29, 2008

/s/ Stephen A. Hellrung Stephen A. Hellrung	Director	February 29, 2008