Form 10-Q
period 2008-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2008-05-09
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
COMMISSION FILE NUMBER: 333-145849
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0405422 (I.R.S. employer identification no.)

814 Livingston Court	30067
Marietta, Georgia (Address of principal executive offices)	(Zip Code)
(770) 644-3000
(Registrant’s telephone number, including area code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
          As of April 30, 2008, there were 341,623,425 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, depreciation and amortization, interest expense, debt reduction, pension plan contributions and post-retirement benefit payments in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs; the Company’s substantial amount of debt; continuing pressure for lower cost products; the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans; currency movements and other risks of conducting business internationally; the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property; and the Company’s ability to fully integrate Altivity Packaging, LLC (“Altivity”) and fully realize anticipated benefits of combining the operations of Graphic Packaging Corporation (“GPC”) and Altivity. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., “Risk Factors” of GPC’s Annual Report on Form 10-K and in GPC and the Company’s other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In millions, except share and per share amounts	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and Equivalents	$21.9	$9.3
Receivables, Net	410.7	226.7
Inventories	603.4	318.6
Other Current Assets	44.5	31.7
Assets Held for Sale	18.7	—

Total Current Assets	1,099.2	586.3

Property, Plant and Equipment, Net	2,000.2	1,376.2
Goodwill	1,133.5	641.5
Intangible Assets, Net	688.7	140.4
Other Assets	53.5	32.9
Assets Held for Sale	42.4	—

Total Assets	$5,017.5	$2,777.3

LIABILITIES

Current Liabilities:
Short Term Debt	$20.3	$6.6
Accounts Payable	360.0	222.4
Other Accrued Liabilities	210.1	177.8
Liabilities Held for Sale	17.5	—

Total Current Liabilities	607.9	406.8

Long Term Debt	3,134.4	1,871.8
Deferred Tax Liabilities	147.2	141.5
Accrued Pension and Postretirement Benefits	176.3	170.3
Other Noncurrent Liabilities	62.1	42.9

Total Liabilities	4,127.9	2,633.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 341,623,425 and 200,978,569 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3.4	2.0
Capital in Excess of Par Value	1,954.9	1,191.6
Accumulated Deficit	(999.0)	(975.7)
Accumulated Other Comprehensive Loss	(69.7)	(73.9)

Total Shareholders’ Equity	889.6	144.0

Total Liabilities and Shareholders’ Equity	$5,017.5	$2,777.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2008	2007

Net Sales	$724.3	$584.1
Cost of Sales	637.7	528.1
Selling, General and Administrative	61.3	42.2
Research, Development and Engineering	2.0	2.4
Other Income, Net	(2.2)	(1.4)

Income from Operations	25.5	12.8
Interest Income	0.1	0.2
Interest Expense	(42.8)	(43.3)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(17.2)	(30.3)
Income Tax Expense	(6.4)	(7.4)

Loss before Equity in Net Earnings of Affiliates	(23.6)	(37.7)
Equity in Net Earnings of Affiliates	0.3	0.2

Loss from Continuing Operations	(23.3)	(37.5)
Loss from Discontinued Operations, Net of Taxes	—	(1.2)

Net Loss	$(23.3)	$(38.7)

Loss Per Share — Basic
Continuing Operations	$(0.10)	$(0.18)
Discontinued Operations	—	(0.01)

Total	$(0.10)	$(0.19)

Loss Per Share — Diluted
Continuing Operations	$(0.10)	$(0.18)
Discontinued Operations	—	(0.01)

Total	$(0.10)	$(0.19)

Weighted Average Number of Shares Outstanding — Basic	234.5	201.3
Weighted Average Number of Shares Outstanding — Diluted	234.5	201.3
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23.3)	$(38.7)
Noncash Items Included in Net Loss:
Depreciation and Amortization	50.6	53.2
Deferred Income Taxes	5.1	4.3
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	(25.6)	5.8
Amortization of Deferred Debt Issuance Costs	1.6	2.2
Other, Net	4.4	1.9
Changes in Operating Assets & Liabilities	(86.2)	(61.5)

Net Cash Used in Operating Activities	(73.4)	(32.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(35.9)	(19.8)
Acquisition Fees	(29.1)	—
Cash Acquired	60.2	—
Proceeds from Disposal of Property	0.7	—
Other, Net	(2.4)	(0.8)

Net Cash Used in Investing Activities	(6.5)	(20.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,200.0	—
Payment on Debt	(1,168.4)	—
Borrowing under Revolving Credit Facilities	251.0	142.9
Payments on Revolving Credit Facilities	(174.8)	(87.9)
Increase in Debt Issuance Costs	(15.1)	—
Other, Net	(0.6)	0.8

Net Cash Provided by Financing Activities	92.1	55.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.4	—

Net Increase in Cash and Equivalents	12.6	2.4
Cash and Equivalents at Beginning of Period	9.3	7.3

CASH AND EQUIVALENTS AT END OF PERIOD	$21.9	$9.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

     GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2006	200,584,591	2.0	1,186.8	(901.1)	(106.0)

Net Loss	—	—	—	(74.6)	—	$(74.6)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	(2.5)	(2.5)
Pension Benefit Plans	—	—	—	—	25.2	25.2
Postretirement Benefit Plans	—	—	—	—	3.3	3.3
Postemployment Benefit Plans:	—	—	—	—	1.5	1.5
Currency Translation Adjustment	—	—	—	—	4.6	4.6

Total Comprehensive Income (Loss)	—	—	—	—	—	$(42.5)
Issuance of Common Stock	393,978	—	1.3	—	—
Stock-based Compensation	—	—	3.5	—	—

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$(73.9)

Net Loss	—	—	—	(23.3)	—	$(23.3)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	(3.4)	(3.4)
Pension Benefit Plans	—	—	—	—	1.2	1.2
Postretirement Benefit Plans	—	—	—	—	(0.1)	(0.1)
Postemployment Benefit Plans	—	—	—	—	0.1	0.1
Currency Translation Adjustment	—	—	—	—	6.4	6.4

Total Comprehensive Income (Loss)	—	—	—	—	—	$(19.1)
Issuance of Common Stock	140,644,856	1.4	762.9	—	—
Stock-based Compensation	—	—	0.4	—	—

Balances at March 31, 2008	341,623,425	$3.4	$1,954.9	$(999.0)	$(69.7)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — ORGANIZATION
On March 10, 2008, the businesses of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC (“Altivity”) were combined through a series of transactions. A new publicly-traded parent company, Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) was formed, and all of the equity interests in Altivity’s parent company were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, par value $0.01. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in Altivity’s parent company were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. (“GPII”). Together, these transactions are referred to herein as the “Altivity Transaction.”
For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard’s (“SFAS”) No. 141, “Business Combinations”, (“SFAS No. 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying consolidated statement of operations includes approximately three weeks of Altivity and three months of GPC’s results. See Note 3 – Altivity Transaction.
The Company is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. Additionally, the Company is one of the largest producers of folding cartons and holds a leading market position in coated-recycled boxboard and specialty bag packaging. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.
GPHC conducts no significant business and has no independent assets or operations other than its ownership of GPC, GPII and Altivity. GPHC fully and unconditionally guarantees substantially all of the public debt.
NOTE 2 — ACCOUNTING POLICIES
Basis of Presentation
The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.
In the Company’s opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these financial statements should be read in conjunction with GPC’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these statements are recorded as known.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. This includes the reclassification of warehousing expense from selling, general and administrative expense to cost of sales and the reclassification of the amortization of intangibles from other expense (income), net to either selling, general and administrative expense or cost of sales depending on the nature of the underlying assets. These reclassifications had no impact on the consolidated balance sheets, operating income, consolidated statements of stockholders’ equity or consolidated statement of cash flows and had an immaterial impact on certain captions on the consolidated statement of operations.
On March 5, 2008, the United States Department of Justice issued a Consent Decree that required the divesture of two mills, as a condition of the Altivity Transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified the assets and liabilities related to the mills as Assets Held for Sale and Liabilities Held for Sale. The Company expects to enter into a three year contract with the buyer(s) of the mills whereby the mills would continue to supply the Company’s folding carton plants with coated-recycled boxboard.
The results of operations for Graphic Packaging International Sweden (“GP-Sweden”), the Company’s discontinued operations, have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statement of operations. The Company has not reclassified assets and liabilities related to discontinued operations as Assets Held for Sale or Liabilities Held for Sale. See Note 11 – Discontinued Operations.
For a summary of the Company’s significant accounting policies, please refer to GPC’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.
In February 2008, the FASB issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. See Note 10 – Fair Value Measurement. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company elected not to adopt the standard.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”) which is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact on the Company of adopting SFAS No 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”) which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 amends Accounting Research Bulletin (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. The Company is currently evaluating the impact of SFAS No. 160.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 requires enhanced disclosures of derivative instruments and hedging activities. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets ”(“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets ”(“SFAS No. 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP No. 142-3.
NOTE 3 — ALTIVITY TRANSACTION
On March 10, 2008, the businesses of GPC and Altivity were combined in a transaction accounted for under SFAS No. 141. Altivity was the largest privately-held producer of folding cartons and a market leader in all of its major businesses, including coated-recycled boxboard and bag packaging. Altivity operates six recycled boxboard mills and 51 consumer product packaging facilities in North America.
In connection with the Altivity Transaction, all of the equity interests in Altivity’s parent company were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, or approximately 40.6 percent of the Company’s outstanding shares of common stock. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in Altivity’s parent company were contributed to GPHC’s primary operating company, GPII.
The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions require GPC to be the acquiring entity for accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of $5.47 and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Altivity Transaction. The preliminary purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Cost	29.1
Assumed Debt	1,168.4

Total Purchase Consideration	$1,960.3

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.7
Inventories	269.6
Prepaids	13.1
Property, Plant and Equipment	672.8
Intangibles	552.6
Other Assets	4.7

Total Assets Acquired	1,754.7

Current Liabilities, Excluding Current Portion of Long Term Debt	227.2
Pension and Postemployment Benefits	32.8
Other Noncurrent Liabilities	26.4

Total Liabilities Assumed	286.4

Net Assets Acquired	1,468.3

Goodwill	492.0

Total Estimated Fair Value of Net Assets Acquired	$1,960.3

As of March 31, 2008, the Company is awaiting final valuations; therefore, the purchase price allocation is preliminary, and could change materially in subsequent periods. The Company has announced plans to close two facilities and anticipates finalizing certain restructuring and strategic initiatives in the second quarter which could establish restructuring reserves that would be considered liabilities assumed in the Altivity Transaction. In addition, the Company has not finalized its review of all Altivity tax and environmental matters and other liabilities.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including 1) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) diversifying the Company’s product line and providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system which will now include expanded folding carton converting operations, flexible packaging facilities, ink manufacturing facilities, and label facilities.
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at March 31, 2008	$342.4	$62.0	$87.6	$492.0

The Company expects to deduct approximately $440 million of goodwill for tax purposes.
The following table summarizes acquired intangibles:

In millions

Customer Relationships	$535.7
Non-Compete Agreement	9.0
Trademarks and Patents	7.5
Lease and Supply Contracts	0.4

Total Fair Market Value of Intangible Assets	$552.6

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, 4 years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $35 million for each of the next five years.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Three Months Ended
	March 31,
In millions	2008	2007

Net Sales	$1,114.9	$1,069.6
Net Loss	$(26.1)	$(53.4)
Loss Per Share — Basic	$(0.08)	$(0.16)
Loss Per Share — Diluted	$(0.08)	$(0.16)

NOTE 4 — STOCK INCENTIVE PLANS
GPC had eight equity compensation plans, all of which were assumed by the Company pursuant to the Altivity Transaction. The Company’s only active plan as of March 31, 2008 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
Stock-based compensation expense for all share-based payment awards granted, after the Company’s adoption of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) on January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Options
GPC and the Company have not granted any stock options since 2004. During the three months ended March 31, 2008, no stock options were exercised, 59,300 stock options were cancelled and 463,998 were settled in cash and cancelled. The total number of shares subject to options at March 31, 2008 was 12,206,940 at a weighted average exercise price of $7.41.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All restricted stock and RSUs vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs are payable 50% in cash and 50% in shares of common stock.
There were no stock awards granted during the first three months of 2008. Data concerning RSUs granted in the first three months of 2008 is as follows:

		Weighted Avg.
		Grant Date Fair
	Shares	Value Per Share

RSUs — Employees	20,000	$3.13
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The RSUs payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity.
The value of stock awards is based on the market value of the Company’s common stock at the date of grant and recorded in Shareholders’ Equity.
During the first three months of 2008, the Company also issued 2,567 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 187,120 shares in payment of employee deferred compensation.
During the three months ended March 31, 2008 and 2007, $6.9 million and $0.9 million was charged to compensation expense, respectively. Of the amount charged to expense during the first quarter of 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008. The unrecognized expense at March 31, 2008 is immaterial.
NOTE 5 — INVENTORIES
Inventories by major class:

	March 31,	December 31,
In millions	2008	2007

Finished goods	$323.0	$157.8
Work in progress	57.9	27.9
Raw materials	150.1	79.8
Supplies	78.3	58.9

	609.3	324.4
Less Allowance	5.9	5.8

Total	$603.4	$318.6

NOTE 6 — ENVIRONMENTAL AND LEGAL MATTERS
Environmental Matters
The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s financial position, results of operations or cash flows. Any failure to comply with such laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.
In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities.
During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. The Company believes that the LADEQ will assess a penalty of approximately $0.3 million to be paid partially in cash and partially through the completion of beneficial environmental projects.
At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden.  Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007.  Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale.
On October 8, 2007, the Company received a notice from the United States Environmental Protection Agency (the “EPA”) indicating that it is a potentially responsible party for the remedial investigation and feasibility study to be conducted at the Devil’s Swamp Lake site in East Baton Rouge Parish, Louisiana. The Company expects to enter into negotiations with the EPA regarding its potential responsibility and liability, but it is too early in the investigation process to quantify possible costs with respect to such site.
In connection with the Altivity Transaction, the Company acquired several sites with on-going administrative proceedings related to air emission and water discharge permit exceedances and soil contamination issues. The Company is currently in the process of reviewing the facts and status of such proceedings, but in all cases it is too early in the proceedings to be able to determine liability and reasonably estimate costs relating to such proceedings. The Company does not believe, however, that any of the proceedings will result in material liabilities or penalties.
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue, for which a penalty has been estimated, it is too early in the investigation and regulatory process to make a determination of the probability of liability and reasonably estimate costs. Nevertheless, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations as additional information is obtained.
Legal Matters
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 7 — BUSINESS SEGMENT INFORMATION
As a result of the Altivity Transaction, the Company’s reporting segments were revised as follows: the Company’s containerboard/other was combined into the paperboard packaging segment and additionally, two new segments were created, multi-wall bag and specialty packaging. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are based upon strategic business units that offer different products. The paperboard packaging segment is highly integrated and includes a system of mills and plants that produces a broad range of paperboard grades convertible into folding cartons. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging business segment includes the design, manufacture and installation of packaging machinery related to the assembly of cartons and the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the U.S. The multi-wall bag business segment converts kraft and specialty paper into multi-wall bags, consumer bags and specialty retail bags. The bags are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The specialty packaging business segment primarily includes flexible packaging, label solutions, laminations, and ink coatings. This segment converts a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.
Segment disclosures contained in this Form 10-Q have been revised to conform to the new presentation for all reporting periods.

Business segment information is as follows:

	Three Months Ended
	March 31,
In millions	2008	2007

NET SALES:
Paperboard Packaging	$678.7	$584.1
Multi-wall Bag	33.4	—
Specialty Packaging	12.2	—

Total	$724.3	$584.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$60.6	$22.7
Multi-wall Bag	3.4	—
Specialty Packaging	0.4	—
Corporate	(38.9)	(9.9)

Total	$25.5	$12.8

	March 31,	December 31,

In millions	2008	2007

ASSETS:
Paperboard Packaging	$4,188.9	$2,706.1
Multi-wall Bag	395.1	—
Specialty Packaging	266.4	—
Corporate	167.1	71.2

Total	$5,017.5	$2,777.3

NOTE 8 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The Company maintains contributory and noncontributory defined benefit pension plans for substantially all of its North American employees. Benefits are based on years of service and average base compensation levels over a period of years. The Company’s funding policies with respect to its pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements. Plan assets are invested in equities, fixed income securities and cash.
The Company also sponsors various postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees and their dependents. One of the salaried plans closed to new employees who began employment after December 31, 1993 and another salaried plan closed to new employees who began after June 15, 1999.
Pension and Postretirement Expense
The pension and postretirement expenses related to the North American plans consisted of the following:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
In millions	2008	2007	2008	2007

Service Cost	$3.8	$3.4	$0.3	$0.3
Interest Cost	9.3	8.7	0.8	0.6
Expected Return on Plan Assets	(10.0)	(9.0)	—	—
Amortizations:
Prior Service Cost	0.8	0.7	—	—
Actuarial Loss	0.4	0.6	(0.1)	—

Net Periodic Cost	$4.3	$4.4	$1.0	$0.9

The Company made contributions of $29.4 million to its pension plans during the first three months of 2008. No contributions were made in the first three months of 2007. The Company expects to make contributions of approximately $60 million for the full year 2008. During 2007, the Company made $24.9 million of contributions to its U.S. pension plans.
The Company made postretirement benefit payments of $0.6 million and $0.1 million during the first three months of 2008 and 2007, respectively. The Company estimates its postretirement benefit payments for the full year 2008 to be approximately $3 million. During 2007, the Company made postretirement benefit payments of $1.0 million.
NOTE 9 — DEBT
On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The Company’s obligations under the new Credit Agreement are collateralized by substantially all of the Company’s domestic assets.
In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financial costs associated with the previous revolving credit and term loan facilities. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs.
On March 10, 2008, the Company entered into Amendment No.1 and Amendment No.2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility will remain in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. In connection with the new term loan, the Company recorded approximately $15 million of deferred financing costs.
Long-Term Debt consisted of the following:

	March 31,	December 31,
In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (4.69% at March 31, 2008) payable through 2014	1,010.0	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.44% at March 31, 2008) payable through 2014	1,200.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (4.94% at March 31, 2008) payable in 2013	85.6	11.0
Other	1.0	1.0

	3,146.6	1,872.0
Less, current portion	12.2	0.2

Total	$3,134.4	$1,871.8

At March 31, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$400.0	$85.6	$282.3
International Facilities	15.3	8.1	7.2

Total	$415.3	$93.7	$289.5

Note:
(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $32.1 million as of March 31, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.
The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations (not including the combination of the Company’s business with that of Altivity), change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
As of March 31, 2008, the Company was in compliance with the financial covenants in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.
NOTE 10 — FAIR VALUE MEASUREMENT
In September 2006, the FASB issued SFAS No. 157, “ which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.
Relative to SFAS No. 157, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), and FSP No. 157-2.  FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.
The Company adopted SFAS No. 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS No. 157 and the related guidance of FSP No. 157-1 and FSP No. 157-2. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows. The Company intends to utilize the best available information in measuring fair value. The Company has determined that its financial assets and financial liabilities are comprised of Level 2 in the fair value hierarchy.
Valuation Hierarchy
SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
Level 1 inputs — quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 inputs — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3 inputs — unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active markets	observable inputs	inputs
In millions	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Commodity Contracts	$5.2	—	$5.2	—
Foreign Currency Contracts, Net of Asset	(7.3)	—	(7.3)	—
Interest Rate Swap Agreements, Net of Asset	(30.9)	—	(30.9)	—

Total	$(33.0)	—	$(33.0)	—

These financial assets and liabilities can be found in the Other Current Asset and Other Accrued Liabilities, respectively, on the Company’s balance sheets.
NOTE 11 — DISCONTINUED OPERATIONS
On October 16, 2007, Graphic Packaging International Holding Sweden AB (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement with Lagrumment December nr 1031 Aktiebolg, a company organized under the laws of Sweden that will be renamed Fiskeby International Holding AB (the “Purchaser”), and simultaneously completed the transactions contemplated by such agreement. Pursuant to such Purchase and Sales Agreement, the Purchaser acquired all of the outstanding shares of GP-Sweden. GP-Sweden and its subsidiaries are in the business of developing, manufacturing and selling paper and packaging boards made from recycled fiber. The Sale and Purchase Agreement specifies that the purchase price is $8.6 million and contains customary representations and warranties of the Seller.
The Purchaser is affiliated with Jeffery H. Coors, the former Vice Chairman and a member of the Board of Directors of the Company. The Seller undertook the sale of GP-Sweden to the Purchaser after a thorough exploration of strategic alternatives with respect to GP-Sweden. The transactions contemplated by the Sale and Purchase Agreement were approved by the Audit Committee of the Board of Directors of the Company pursuant to its Policy

Regarding Related Party Transactions and by the full Board of Directors other than Mr. Coors.
The long-lived assets of GP-Sweden comprise operations and cash flows that can be distinguished from the rest of the Company. Since these cash flows will be eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented.
     Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
In millions	2008	2007

Net Sales	$—	$26.6
Loss before Income Taxes	—	(1.3)

     GP-Sweden was included in the Paperboard Packaging segment and the Europe geographic area.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of Graphic Packaging Holding Company’s (“GPHC” and, together with its subsidiaries, the “Company”) past performance, its financial condition and its prospects. The following will be discussed and analyzed:
➢	Overview of Business

➢	Overview of 2008 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company is also implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; (iii) to develop and market innovative products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objective may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures, which increased costs by $26.8 million, compared to the first three months of 2007. The 2008 costs are primarily related to fiber and outside board purchases ($13.9 million); chemical-based inputs ($6.2 million); labor and related benefits ($3.9 million); energy costs ($0.5 million), mainly due to the price of natural gas; freight ($0.5 million); and other ($1.8 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company entered into swaps to hedge approximately 24% of its expected natural gas usage for the year 2008. The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2008. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has $3,154.7 million of outstanding debt obligations as of March 31, 2008. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement limit the Company’s ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with a senior secured leverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
Integration Risk. The benefits of combining the operations of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC (“Altivity”) and, altogether, (the “Altivity Transaction”), may not be realized, and the Company may face difficulties integrating Altivity’s operations. GPC and Altivity’s parent companies entered into the Altivity Transaction with the expectation that it would result in various benefits, including, among other things, cost synergies and operating efficiencies. However, the achievement of the anticipated benefits of the transaction, including the cost synergies, cannot be assured or may take longer than expected. In addition, the Company may not be able to integrate Altivity’s operations with GPC’s existing operations without encountering difficulties, including:
•	inconsistencies in standards, systems and controls;

•	the diversion of management’s focus and resources from ordinary business activities and opportunities;

•	difficulties in achieving expected cost savings associated with the transaction;

•	difficulties in the assimilation of employees and in creating a unified corporate culture;

•	challenges in retaining existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
As a result of these risks, the Company may not be able to realize the expected revenue and cash flow growth and other benefits that it expects to achieve from the transaction. In addition, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business and services.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean supports the efforts to build a high performing culture. During the first three months of 2008, the Company achieved $12.8 million in cost savings as compared to the first three months of 2007, through its continuous improvement programs and manufacturing initiatives.
Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS and recycled clay coated news, or CCN. Substitute products also include shrink film and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

OVERVIEW OF 2008 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented. Information on discontinued operations can be found in Note 11 — Discontinued Operations in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
•	Net Sales in the first quarter of 2008 increased by $140.2 million, or 24.0%, to $724.3 million from $584.1 million in the first quarter of 2007 due primarily to $113.0 million volume achieved as a result of the Altivity Transaction. Also contributing to the increase was improved pricing across the paperboard packaging segment and $8.9 million relating to the favorable foreign currency exchange rates in Europe, Japan and Australia.

•	Income from Operations in the first quarter of 2008 increased by $12.7 million, or 99.2%, to $25.5 million from $12.8 million in the first quarter of 2007. The improved pricing, the Altivity Transaction, and worldwide continuous improvement programs and other cost reduction initiatives were partially offset by higher inflation.

•	In March 2008, GPC combined with Altivity in a transaction accounted for under SFAS No. 141. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of the Company.
RESULTS OF OPERATIONS
The Company’s results of operations for the three months ended March 31, 2008 include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through March 31, 2008. The results of operations for the three months ended March 31, 2007 represent the results of the Company only.
Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging.

	Three Months Ended
	March 31,
In millions	2008	2007

NET SALES:
Paperboard Packaging	$678.7	$584.1
Multi-wall Bag	33.4	—
Specialty Packaging	12.2	—

Total	$724.3	$584.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$60.6	$22.7
Multi-wall Bag	3.4	—
Specialty Packaging	0.4	—
Corporate	(38.9)	(9.9)

Total	$25.5	$12.8

FIRST QUARTER 2008 COMPARED WITH FIRST QUARTER 2007
Net Sales

	Three Months Ended March 31,
				Percent
In millions	2008	2007	Increase	Change

Paperboard Packaging	$678.7	$584.1	$94.6	16.2%
Multi-wall Bag	33.4	—	33.4	N.M.	(a)
Specialty Packaging	12.2	—	12.2	N.M.	(a)

Total	$724.3	$584.1	$140.2	24.0%

Note:

(a)  Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction and did not exist in prior year.
The components of the change in Net Sales by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2007	Price	Volume/Mix		Exchange	Total	2008

			Acquisition	Organic
Paperboard Packaging	$584.1	$10.8	$67.4	$7.5	$8.9	$94.6	$678.7
Multi-wall Bag	—	—	33.4	—	—	33.4	33.4
Specialty Packaging	—	—	12.2	—	—	12.2	12.2

Total	$584.1	$10.8	$113.0	$7.5	$8.9	$140.2	$724.3

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first quarter of 2008 increased by $94.6 million, or 16.2%, to $678.7 million from $584.1 million in 2007 due to the Altivity Transaction, improved pricing across all product lines, as well as improved product mix primarily in North American food and consumer cartons. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The improved product mix was primarily in the cereal, frozen pizza and frozen food product lines. This improved mix was offset by lower volume as the Company exited lower margin business. North American beverage carton volumes increased due to the introduction of 18 and 20 multi-packs, which was previously packaged in containerboard, and a significant share gain with a major customer. Also contributing to the increase was favorable foreign currency exchange rates in Europe, Japan and Australia.
Multi-wall Bag
The Company’s first quarter Net Sales increased by $33.4 million as a result of the acquisition of the multi-wall segment from the Altivity Transaction. These sales are attributed to volume primarily in the plastic and bag packaging markets.
Specialty Packaging
The Company’s first quarter Net Sales increased by $12.2 million as a result of the acquisition of the specialty packaging segment from the Altivity Transaction. These sales are attributed to volume primarily in the flexible packaging, heat transfer label and ink coating markets.

Income (Loss) from Operations

	Three Months Ended March 31,
			Increase	Percent
In millions	2008	2007	(Decrease)	Change

Paperboard Packaging	$60.6	$22.7	$37.9	167.0%
Multi-wall Bag	3.4	—	3.4	N.M.	(a)
Specialty Packaging	0.4	—	0.4	N.M.	(a)
Corporate	(38.9)	(9.9)	(29.0)	N.M.	(a)

Total	$25.5	$12.8	$12.7	99.2%

Note:

(a)  Percentage calculation not meaningful as a result of the Altivity Transaction or segment did not exist in prior year.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2007	Price	Volume/Mix		Inflation	Exchange	Other (b)	Total	2008
			Acquisition	Organic
Paperboard Packaging	$22.7	$10.8	$4.7	$2.6	$(26.8)	$1.0	$45.6	$37.9	$60.6
Multi-wall Bag	—	—	3.4	—	—	—	—	3.4	3.4
Specialty Packaging	—	—	0.4	—	—	—	—	0.4	0.4
Corporate	(9.9)	—	(20.1)	—	—	(0.3)	(8.6)	(29.0)	(38.9)

Total	$12.8	$10.8	$(11.6)	$2.6	$(26.8)	$0.7	$37.0	$12.7	$25.5

Note:

(b)  Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first quarter of 2008 increased by $37.9 million or 167.0%, to $60.6 million from $22.7 million in 2007 due to the improved pricing, the Altivity Transaction, $12.8 million of continuing cost reduction initiatives, product mix, and decreased depreciation expense. First quarter 2007 included charges of approximately $10 million related to the initiative to upgrade the maintenance program at the West Monroe, LA mill and accelerated depreciation for assets taken out of service due to efficiency improvements. These increases were partially offset by inflationary pressures primarily related to fiber and outside board purchases ($13.9 million); chemical-based inputs ($6.2 million); labor and related benefits ($3.9 million); energy costs ($0.5 million); mainly due to the price of natural gas; freight ($0.5 million); and other ($1.8 million). The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2008.
Multi-wall Bag
The Company’s first quarter Income from Operations increased by $3.4 million as a result of the acquisition of the multi-wall bag from the Altivity Transaction. The segment’s Income from Operations is attributed to volume primarily in the plastic and bag packaging markets.
Specialty Packaging
The Company’s first quarter Income from Operations increased by $0.4 million as a result of the acquisition of the specialty packaging segment from the Altivity Transaction. The segment’s Income from Operations is attributed to volume primarily in the flexible packaging, heat transfer label and ink coating markets.

Corporate
The Company’s Loss from Operations from corporate in the first quarter of 2008 increased primarily due to Altivity Transaction-related expenses of $9.8 million and the inclusion of Altivity Corporate of $5.5 million. In addition, the Company recorded $12.5 million of expense related to the step-up in inventory basis to fair value as a result of the Altivity Transaction. The remaining $12.4 million of step-up will be expensed in the second quarter of 2008.
INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income decreased to $0.1 million in the first three months of 2008 from $0.2 million in the first three months of 2007 primarily due to lower average cash balances.
Interest Expense
Interest Expense was $42.8 million and $43.3 million in the first three months of 2008 and 2007, respectively. Interest Expense decreased due to lower interest rates on the unhedged portion of the Company’s floating rate debt. This decrease was also due to lower average debt balances during the first three months of 2008, noting that the new term loan was not obtained until the end of the 2008 first quarter, and the refinancing of the Credit Agreement in May 2007. As of March 31, 2008, approximately 69% of the Company’s total debt was subject to floating interest rates.
Income Tax Expense
During the first three months of 2008, the Company recognized Income Tax Expense of $6.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $17.2 million. During the first three months of 2007, the Company recognized Income Tax Expense of $7.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $30.3 million. Income Tax Expense for the first three months of 2008 and 2007 was primarily due to the noncash expense of $5.6 million and $4.8 million associated with the amortization of goodwill for tax purposes and for 2007, an increase in a liability related to a judgment received in a Swedish tax court.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.3 million the first three months of 2008 and $0.2 million in the first three months of 2007 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
Altivity Transaction
On March 10, 2008, the businesses of GPC and Altivity were combined in a transaction accounted for under SFAS No. 141. Altivity was the largest privately-held producer of folding cartons and a market leader in all of its major businesses, including coated-recycled boxboard and bag packaging. Altivity operates six recycled boxboard mills and 51 consumer product packaging facilities in North America.
In connection with the Altivity Transaction, all of the equity interests in Altivity’s parent company were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, or approximately 40.6 percent of the Company’s outstanding shares of common stock. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in Altivity’s parent company were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. (“GPII”).
The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions require GPC to be the acquiring entity for accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of $5.47 and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Altivity Transaction. The preliminary purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Cost	29.1
Assumed Debt	1,168.4

Total Purchase Consideration	$1,960.3

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.7
Inventories	269.6
Prepaids	13.1
Property, Plant and Equipment	672.8
Intangibles	552.6
Other Assets	4.7

Total Assets Acquired	1,754.7

Current Liabilities, Excluding Current Portion of Long Term Debt	227.2
Pension and Postemployment Benefits	32.8
Other Noncurrent Liabilities	26.4

Total Liabilities Assumed	286.4

Net Assets Acquired	1,468.3

Goodwill	492.0

Total Estimated Fair Value of Net Assets Acquired	$1,960.3

As of March 31, 2008, the Company is awaiting final valuations; therefore, the purchase price allocation is preliminary, and could change materially in subsequent periods. The Company has announced plans to close two facilities and anticipates finalizing the restructuring and strategic initiatives in the second quarter which could establish restructuring reserves. In addition, the Company has not finalized its review of all Altivity tax and environmental matters and other liabilities.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including 1) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) diversifying the Company’s product line and providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system which will now include expanded folding carton converting operations, flexible packaging facilities, ink manufacturing facilities and label facilities.
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at March 31, 2008	$342.4	$62.0	$87.6	$492.0

The Company expects to deduct approximately $440 million of goodwill for tax purposes.

The following table summarizes acquired intangibles:

In millions

Customer Relationships	$535.7
Non-Compete Agreement	9.0
Trademarks and Patents	7.5
Lease and Supply Contracts	0.4

Total Fair Market Value of Intangible Assets	$552.6

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, 4 years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $35 million for each of the next five years.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Three Months Ended
	March 31,
In millions	2008	2007

Net Sales	$1,114.9	$1,069.6
Net Loss	$(26.1)	$(53.4)
Loss Per Share - Basic	$(0.08)	$(0.16)
Loss Per Share - Diluted	$(0.08)	$(0.16)

DISCONTINUED OPERATIONS
On October 16, 2007, Graphic Packaging International Holding Sweden AB (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement with Lagrumment December nr 1031 Aktiebolg, a company organized under the laws of Sweden that will be renamed Fiskeby International Holding AB (the “Purchaser”), and simultaneously completed the transactions contemplated by such agreement. Pursuant to such Purchase and Sales Agreement, the Purchaser acquired all of the outstanding shares of Graphic Packaging International Sweden (“GP-Sweden”). GP-Sweden and its subsidiaries are in the business of developing, manufacturing and selling paper and packaging boards made from recycled fiber. The Sale and Purchase Agreement specifies that the purchase price is $8.6 million and contains customary representations and warranties of the Seller.
The Purchaser is affiliated with Jeffery H. Coors, the former Vice Chairman and a member of the Board of Directors of the Company. The Seller undertook the sale of GP-Sweden to the Purchaser after a thorough exploration of strategic alternatives with respect to GP-Sweden. The transactions contemplated by the Sale and Purchase Agreement were approved by the Audit Committee of the Board of Directors of the Company pursuant to its Policy Regarding Related Party Transactions and by the full Board of Directors other than Mr. Coors.
The long-lived assets of GP-Sweden comprise operations and cash flows that can be distinguished from the rest of the Company. Since these cash flows will be eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented.
     Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
In millions	2008	2007

Net Sales	$—	$26.6
Loss before Income Taxes	—	(1.3)

     GP-Sweden was included in the paperboard packaging segment and the Europe geographic area.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The Company broadly defines liquidity as its ability to generate sufficient funds from both internal and external sources to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.
Cash Flows
Cash used in operating activities in the first three months of 2008 totaled $73.4 million, compared to $32.8 million in 2007. This increase was principally due to approximately $10 million relating to expenses associated with the Altivity Transaction as well as the Company’s contribution of $29.4 million to its pension plans in the first quarter of 2008. Cash used in investing activities in the first three months of 2008 totaled $6.5 million, compared to $20.6 million in 2007. The decrease in cash usage was due primarily to the Altivity Transaction through which the Company acquired $60.2 million of cash and paid $29.1 million in acquisition related fees. This decrease was partially offset by higher capital expenditures in the first quarter of 2008 (see discussion in Capital Investments section below). Cash provided by financing activities in the first three months in 2008 totaled $92.1 million, compared to $55.8 million used in 2007. This increase was due to higher debt proceeds and net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during the first three months of 2008 totaled $50.6 million.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. The Company believes that cash generated from operations, together with the amounts available under the revolving credit facility will be adequate to meet its debt service, capital expenditures, ongoing operating costs and working capital needs.
On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The Company’s obligations under the new Credit Agreement are collateralized by substantially all of the Company’s domestic assets.
In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financial costs associated with the previous revolving credit and term loan facilities. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs.
On March 10, 2008, the Company entered into Amendment No.1 and Amendment No.2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility will remain in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. In connection with the new term loan, the Company recorded approximately $15 million of deferred financing costs.

Long-Term Debt consisted of the following:

	March 31,	December 31,
In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (4.69% at March 31, 2008) payable through 2014	1,010.0	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.44% at March 31, 2008) payable through 2014	1,200.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (4.94% at March 31, 2008) payable in 2013	85.6	11.0
Other	1.0	1.0

	3,146.6	1,872.0
Less, current portion	12.2	0.2

Total	$3,134.4	$1,871.8

At March 31, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$400.0	$85.6	$282.3
International Facilities	15.3	8.1	7.2

Total	$415.3	$93.7	$289.5

Note:
(a)	In accordance with its debt agreements, the Company’s availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $32.1 million as of March 31, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.
Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.
Effective as of March 31, 2008, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.
The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations (not including the combination of the Company’s business with that of Altivity ), change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.
Capital Investment
The Company’s capital investment in the first three months of 2008 was $35.9 million (including $6 million for Altivity), compared to $19.8 million in the first three months of 2007. During the first three months of 2008, the Company had capital spending of $26.1 million for improving process capabilities, $4.5 million for capital spares and $5.3 million for manufacturing packaging machinery.
Environmental Matters
The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s financial position, results of operations or cash flows. Any failure to comply with such laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.
In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities.
During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. The Company believes that the LADEQ will assess a penalty of approximately $0.3 million to be paid partially in cash and partially through the completion of beneficial environmental projects.
At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale.
On October 8, 2007, the Company received a notice from the United States Environmental Protection Agency (the “EPA”) indicating that it is a potentially responsible party for the remedial investigation and feasibility study to be conducted at the Devil’s Swamp Lake site in East Baton Rouge Parish, Louisiana. The Company expects to enter into negotiations with the EPA regarding its potential responsibility and liability, but it is too early in the investigation process to quantify possible costs with respect to such site.
In connection with the Altivity Transaction, the Company acquired several sites with on-going administrative proceedings related to air emission and water discharge permit exceedances and soil contamination issues. The Company is currently in the process of reviewing the facts and status of such proceedings, but in all cases it is too early in the proceedings to be able to determine liability and reasonably estimate costs relating to such proceedings. The Company does not believe, however, that any of the proceedings will result in material liabilities or penalties.
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue, for which a penalty has been estimated, it is too early in the investigation and regulatory process to make a determination of the probability of liability and reasonably estimate costs. Nevertheless, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations as additional information is obtained.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used.
The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007.
NEW ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements impacting the Company, see Note 2 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
BUSINESS OUTLOOK
The Company expects inflationary pressures for production inputs, including higher costs for fiber, wood and chemical-based inputs, to continue to impact results in 2008. To help offset inflation in 2008, the Company expects to realize year over year operating cost savings from its continuous improvement programs, including Lean manufacturing projects. In addition, contractual price escalators and price increases in 2007 for coated board and cartons should favorably impact 2008.

Total capital investment for 2008 is expected to be between approximately $180 million and $200 million and is expected to relate principally to the Company’s process capabilities improvements and for maintaining compliance with environmental laws and regulations, including manufacturing cost reductions, the production of packaging machinery and the acquisition of capital spares.
The Company also expects the following in 2008:
•	Interest expense of $210 million to $220 million, including approximately $8 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $120 million to $150 million.

•	Pension plan contributions of $50 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2008; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 11 in Notes to Consolidated Financial Statements in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control over Financial Reporting
There were changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are likely to affect the Company’s internal control over financial reporting. The Company completed the Altivity Transaction on March 10, 2008. As a result of this transaction, the Company’s internal control over financial reporting now includes controls, procedures and supporting systems with respect to transactions and account balances of the former Altivity business, which are reflected in the Company’s consolidated financial statements.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in GPC’s Form 10-K for the year ended December 31, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On January 17, 2008, GPC held a special meeting of its stockholders to (i) adopt the Transaction Agreement and Agreement and Plan of Merger dated as of July 9, 2007 by and among GPC, Bluegrass Container Holding, LLC, certain affiliates of TPG Capital, New Giant Corporation and Giant Merger Sub, Inc. and approve the transactions contemplated by such agreement (ii) approve provisions in new Giant Corporation’s restated certificate of incorporation authorizing 1.1 billion shares of capital stock including 1.0 billion shares of common stock and 100 million shares of preferred stock and (iii) adjourn or postpone the special meeting, if determined to be necessary. The number of shares cast for and against for each of the proposals was as follows:

	FOR	AGAINST
PROPOSAL I	177,219,012	173,122
PROPOSAL II	156,443,429	20,948,646
PROPOSAL III	161,310,324	16,073,331
GPC’s surviving company, GPHC, did not submit any matters to its stockholders during the first quarter of 2008.
ITEM 6. EXHIBITS
a) Exhibit Index

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General	May 9, 2008
Stephen A. Hellrung	Counsel and Secretary

/s/ DANIEL J. BLOUNT	Senior Vice President and	May 9, 2008
Daniel J. Blount	Chief Financial Officer (Principal Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer	May 9, 2008

Deborah R. Frank	(Principal Accounting Officer)