Form 10-Q
period 2008-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2008-08-07
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0405422 (I.R.S. employer identification no.)

814 Livingston Court
Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of July 31, 2008, there were 342,521,411 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, interest expense, debt reduction, pension plan contributions, price increases and freight allowances, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs; the Company’s substantial amount of debt; continuing pressure for lower cost products; the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans; currency movements and other risks of conducting business internationally; the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property; and the Company’s ability to fully integrate Altivity Packaging, LLC (“Altivity”) and fully realize anticipated benefits of combining the operations of Graphic Packaging Corporation (“GPC”) and Altivity. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., “Risk Factors” of GPC’s Annual Report on Form 10-K and in GPC and the Company’s other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In millions, except share and per share amounts	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$15.8	$9.3
Receivables, Net	427.0	226.7
Inventories	585.5	318.6
Other Current Assets	44.9	31.7
Assets Held for Sale	20.4	—

Total Current Assets	1,093.6	586.3

Property, Plant and Equipment, Net	1,984.1	1,376.2
Goodwill	1,173.8	641.5
Intangible Assets, Net	687.5	140.4
Other Assets	51.0	32.9
Assets Held for Sale	28.9	—

Total Assets	$5,018.9	$2,777.3

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long Term Debt	$23.3	$6.6
Accounts Payable	343.1	222.4
Other Accrued Liabilities	260.6	177.8
Liabilities Held for Sale	21.7	—

Total Current Liabilities	648.7	406.8

Long Term Debt	3,084.9	1,871.8
Deferred Tax Liabilities	155.2	141.5
Accrued Pension and Postretirement Benefits	179.0	170.3
Other Noncurrent Liabilities	47.1	42.9

Total Liabilities	4,114.9	2,633.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,253,121 and 200,978,569 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3.4	2.0
Capital in Excess of Par Value	1,954.6	1,191.6
Accumulated Deficit	(1,003.3)	(975.7)
Accumulated Other Comprehensive Loss	(50.7)	(73.9)

Total Shareholders’ Equity	904.0	144.0

Total Liabilities and Shareholders’ Equity	$5,018.9	$2,777.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2008	2007	2008	2007
Net Sales	$1,141.7	$623.1	$1,866.0	$1,207.2
Cost of Sales	998.1	541.2	1,635.8	1,069.3
Selling, General and Administrative	89.7	43.2	151.0	85.4
Research, Development and Engineering	1.9	2.1	3.9	4.5
Other Income, Net	(9.9)	(2.4)	(12.1)	(3.8)

Income from Operations	61.9	39.0	87.4	51.8
Interest Income	0.4	0.1	0.5	0.3
Interest Expense	(57.5)	(43.1)	(100.3)	(86.4)
Loss on Early Extinguishment of Debt	—	(9.5)	—	(9.5)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	4.8	(13.5)	(12.4)	(43.8)
Income Tax Expense	(9.6)	(6.4)	(16.0)	(13.8)

Loss before Equity in Net Earnings of Affiliates	(4.8)	(19.9)	(28.4)	(57.6)
Equity in Net Earnings of Affiliates	0.5	0.3	0.8	0.5

Loss from Continuing Operations	(4.3)	(19.6)	(27.6)	(57.1)
Loss from Discontinued Operations, Net of Taxes	—	(1.7)	—	(2.9)

Net Loss	$(4.3)	$(21.3)	$(27.6)	$(60.0)

Loss Per Share — Basic
Continuing Operations	$(0.01)	$(0.10)	$(0.10)	$(0.28)
Discontinued Operations	—	(0.01)	—	(0.02)

Total	$(0.01)	$(0.11)	$(0.10)	$(0.30)

Loss Per Share — Diluted
Continuing Operations	$(0.01)	$(0.10)	$(0.10)	$(0.28)
Discontinued Operations	—	(0.01)	—	(0.02)

Total	$(0.01)	$(0.11)	$(0.10)	$(0.30)

Weighted Average Number of Shares Outstanding — Basic	342.9	201.8	288.7	201.5
Weighted Average Number of Shares Outstanding — Diluted	342.9	201.8	288.7	201.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27.6)	$(60.0)
Noncash Items Included in Net Loss:
Depreciation and Amortization	117.7	103.5
Loss on Early Extinguishment of Debt	—	9.5
Deferred Income Taxes	13.2	9.2
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	(20.6)	6.2
Amortization of Deferred Debt Issuance Costs	3.7	4.2
Other, Net	14.4	4.2
Changes in Operating Assets & Liabilities	(84.8)	(67.8)

Net Cash Provided by Operating Activities	16.0	9.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(83.3)	(42.6)
Acquisition Costs Related to Altivity	(29.8)	—
Cash Acquired Related to Altivity	60.2	—
Proceeds from Disposal of Property	0.7	—
Other, Net	(2.3)	(1.6)

Net Cash Used in Investing Activities	(54.5)	(44.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,200.0	1,135.0
Payments on Debt	(1,174.5)	(1,135.0)
Borrowings under Revolving Credit Facilities	381.8	466.9
Payments on Revolving Credit Facilities	(345.9)	(421.0)
Debt Issuance Costs	(16.3)	(7.0)
Other, Net	(0.6)	0.5

Net Cash Provided by Financing Activities	44.5	39.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.5	0.3

Net Increase in Cash and Cash Equivalents	6.5	4.5
Cash and Cash Equivalents at Beginning of Period	9.3	7.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15.8	$11.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2006	200,584,591	$2.0	$1,186.8	$(901.1)	$(106.0)	$—

Net Loss	—	—	—	(74.6)	—	(74.6)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	(2.5)	(2.5)
Pension Benefit Plans	—	—	—	—	25.2	25.2
Postretirement Benefit Plans	—	—	—	—	3.3	3.3
Postemployment Benefit Plans	—	—	—	—	1.5	1.5
Currency Translation Adjustment	—	—	—	—	4.6	4.6

Total Comprehensive Income (Loss)	—	—	—	—	—	$(42.5)
Issuance of Common Stock	393,978	—	1.3	—	—
Stock-based Compensation	—	—	3.5	—	—

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$(73.9)

Net Loss	—	—	—	(27.6)	—	$(27.6)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Gain	—	—	—	—	14.6	14.6
Pension Benefit Plans	—	—	—	—	2.2	2.2
Postretirement Benefit Plans	—	—	—	—	(0.1)	(0.1)
Postemployment Benefit Plans	—	—	—	—	0.3	0.3
Currency Translation Adjustment	—	—	—	—	6.2	6.2

Total Comprehensive Income (Loss)	—	—	—	—	—	$(4.4)
Issuance of Common Stock	141,274,552	1.4	764.2	—	—
Stock-based Compensation	—	—	(1.2)	—	—

Balances at June 30, 2008	342,253,121	$3.4	$1,954.6	$(1,003.3)	$(50.7)

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
For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, (“SFAS No. 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying consolidated statement of operations for the six months ended June 30, 2008 includes three months and approximately three weeks of Altivity and six months of GPC’s results. See Note 3 — Altivity Transaction.
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

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. This includes the reclassification of warehousing expense from selling, general and administrative expense to cost of sales and the reclassification of the amortization of intangibles from other expense (income), net to either selling, general and administrative expense or cost of sales depending on the nature of the underlying assets. These reclassifications had no impact on the consolidated balance sheets, operating income, consolidated statements of shareholders’ equity or consolidated statements of cash flows and had an immaterial impact on certain captions on the consolidated statements of operations.
On March 5, 2008, the United States Department of Justice issued a Consent Decree that required the divesture of two mills, as a condition of the Altivity Transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the assets and liabilities related to the mills as Assets Held for Sale and Liabilities Held for Sale. See Note 13 — Subsequent Event.
The results of operations for Graphic Packaging International Sweden (“GP-Sweden”), the Company’s discontinued operations, have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statement of operations. The Company has not reclassified assets and liabilities related to discontinued operations as Assets Held for Sale or Liabilities Held for Sale. See Note 12 — Discontinued Operations.
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
In February 2008, the FASB issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. See Note 10 — Fair Value Measurement. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. The Company adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option established by SFAS No. 159. As such, the adoption had no impact on the Company’s financial position, results of operations and cash flows.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”) which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 amends Accounting Research Bulletin (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. The Company is currently evaluating the impact of SFAS No. 160.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 requires enhanced disclosures of derivative instruments and hedging activities. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP No. 142-3.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”) which is effective sixty days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the U.S. The adoption of SFAS No. 162 is not expected to have any impact on the Company’s financial position, results of operations and cash flows.
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
The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions require GPC to be the acquiring entity for accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of the transaction of $5.47 per share and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Altivity Transaction. The preliminary purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Cost	29.8
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.2

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	263.7
Prepaids	13.1
Property, Plant and Equipment	650.8
Intangible Assets	561.9
Other Assets	4.7

Total Assets Acquired	1,735.6

Current Liabilities, Excluding Current Portion of Long Term Debt	243.7
Pension and Postemployment Benefits	32.8
Other Noncurrent Liabilities	31.2

Total Liabilities Assumed	307.7

Net Assets Acquired	1,427.9

Goodwill	532.3

Total Estimated Fair Value of Net Assets Acquired	$1,960.2

As of June 30, 2008, the preliminary purchase accounting is still subject to final adjustment and could change materially in subsequent periods. The Company has not finalized its review of all Altivity environmental matters and other liabilities. The Company has plans to close certain facilities and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 11 — Restructuring Reserves.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including 1) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) diversifying the Company’s product line and providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system which will now include expanded folding carton converting operations, multi-wall bag facilities, flexible packaging facilities, ink manufacturing facilities, and label facilities.
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at June 30, 2008	$379.8	$60.9	$91.6	$532.3

The Company expects to deduct approximately $440 million of goodwill for tax purposes.
The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreement	9.0
Trademarks and Patents	7.5
Lease and Supply Contracts	(1.0)

Total Fair Market Value of Intangible Assets	$561.9

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, 4 years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007	2008	2007

Net Sales	$1,141.7	$1,115.9	$2,257.1	$2,185.5
Net Income (Loss)	4.8	(22.6)	(17.0)	(70.3)
Income (Loss) Per Share — Basic	0.01	(0.07)	(0.05)	(0.21)
Income (Loss) Per Share — Diluted	0.01	(0.07)	(0.05)	(0.21)

NOTE 4 — STOCK INCENTIVE PLANS
GPC had eight equity compensation plans, all of which were assumed by the Company pursuant to the Altivity Transaction. The Company’s only active plan as of June 30, 2008 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
Stock-based compensation expense for all share-based payment awards granted, after the Company’s adoption of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) on January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Options
GPC and the Company have not granted any stock options since 2004. During the six months ended June 30, 2008, no stock options were exercised and 5,270,056 stock options were cancelled. The total number of shares subject to options at June 30, 2008 was 7,460,182 at a weighted average exercise price of $7.18.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All restricted stock and RSUs vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs are payable 50% in cash and 50% in shares of common stock.
Data concerning RSUs and stock awards granted in the first six months of 2008 is as follows:

		Weighted Avg.
		Grant Date Fair
	Shares	Value Per Share

RSUs — Employees	1,128,628	$2.73
Stock Awards — Board of Directors	165,407	$2.66
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
During the first six months of 2008, the Company also issued 25,123 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 57,215 shares in payment of employee deferred compensation.
During the six months ended June 30, 2008 and 2007, $6.4 million and $5.7 million was charged to compensation expense, respectively. Of the amount charged to expense during 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.
The unrecognized expense at June 30, 2008 is approximately $2 million and is expected to be recognized over a weighted average period of two years.
NOTE 5 — INVENTORIES
Inventories by major class:

	June 30,	December 31,
In millions	2008	2007

Finished goods	$320.8	$157.8
Work in progress	56.2	27.9
Raw materials	136.8	79.8
Supplies	78.7	58.9

	592.5	324.4
Less Allowances	7.0	5.8

Total	$585.5	$318.6

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

Segment disclosures contained in this Form 10-Q have been revised to conform to the new presentation for all reporting periods.
Business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007	2008	2007

NET SALES:
Paperboard Packaging	$928.5	$604.7	$1,585.6	$1,169.7
Multi-wall Bag	166.5	18.4	221.5	37.5
Specialty Packaging	46.7	—	58.9	—

Total	$1,141.7	$623.1	$1,866.0	$1,207.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$82.2	$46.4	$141.5	$68.2
Multi-wall Bag	9.3	0.9	14.0	1.8
Specialty Packaging	3.3	—	3.7	—
Corporate	(32.9)	(8.3)	(71.8)	(18.2)

Total	$61.9	$39.0	$87.4	$51.8

	June 30,	December 31,
In millions	2008	2007

ASSETS:
Paperboard Packaging	$3,936.8	$2,676.4
Multi-wall Bag	490.4	29.7
Specialty Packaging	219.6	—
Corporate	372.1	71.2

Total	$5,018.9	$2,777.3

NOTE 8 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
GPC maintains defined benefit pension plans for substantially all of its North American employees. Benefits are based on years of service and average base compensation levels over a period of years. Effective January 1, 2008, the plans were amended to exclude salaried and non-union hourly employees hired on or after January 1, 2008.
GPC also sponsors various postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees and their dependents. One of the salaried plans closed to new employees who began employment after December 31, 1993 and another salaried plan closed to new employees who began after June 15, 1999.
Altivity sponsors noncontributory defined-benefit pension plans covering substantially all U.S. hourly employees. Altivity also sponsors noncontributory and contributory defined-benefit plans for its Canadian operations. Certain salaried and hourly employees also participate in health care and postretirement defined benefit plans.
The Company’s funding policies with respect to its pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements. Plan assets are invested in equities, fixed income securities and cash.

Pension and Postretirement Expense
The pension and postretirement expenses related to the North American plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2008	2007	2008	2007	2008	2007	2008	2007

Service Cost	$4.5	$3.4	$8.3	$6.8	$0.4	$0.3	$0.7	$0.6
Interest Cost	9.9	8.7	19.2	17.4	0.9	0.6	1.7	1.2
Expected Return on Plan Assets	(10.4)	(9.0)	(20.4)	(18.0)	—	—	—	—
Amortizations:
Prior Service Cost	0.7	0.7	1.5	1.4	—	—	—	—
Actuarial Loss	0.4	0.6	0.8	1.2	(0.1)	—	(0.2)	—

Net Periodic Cost	$5.1	$4.4	$9.4	$8.8	$1.2	$0.9	$2.2	$1.8

The Company made contributions of $30.2 million and $5.4 million to its pension plans during the first six months of 2008 and 2007, respectively. The Company expects to make contributions of approximately $60 million for the full year 2008. During 2007, the Company made $24.9 million of contributions to its U.S. pension plans.
The Company made postretirement benefit payments of $1.1 million and $0.3 million during the first six months of 2008 and 2007, respectively. The Company estimates its postretirement benefit payments for the full year 2008 to be approximately $3 million. During 2007, the Company made postretirement benefit payments of $1.0 million.
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
In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financing costs associated with the previous revolving credit and term loan facilities. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs.
On March 10, 2008, the Company entered into Amendment No.1 and Amendment No.2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility will remain in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. In connection with the new term loan and revolver increase, the Company recorded approximately $16 million of deferred financing costs.

Long-Term Debt consisted of the following:

	June 30,	December 31,
In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (4.78% at June 30, 2008) payable through 2014	1,010.0	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.53% at June 30, 2008) payable through 2014	1,194.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (5.03% at June 30, 2008) payable in 2013	47.3	11.0
Other	0.8	1.0

	3,102.1	1,872.0
Less, current portion	17.2	0.2

Total	$3,084.9	$1,871.8

At June 30, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$47.3	$319.1
International Facilities	16.8	6.1	10.7

Total	$416.8	$53.4	$329.8

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $33.6 million as of June 30, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.
The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
As of June 30, 2008, the Company was in compliance with the financial covenant in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

NOTE 10 — FAIR VALUE MEASUREMENT
In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.
Relative to SFAS No. 157, the FASB issued FASB Staff Position No. 157-1; “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), and FSP No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.
The Company adopted SFAS No. 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS No. 157 and the related guidance of FSP No. 157-1 and FSP No. 157-2. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows. The Company intends to utilize the best available information in measuring fair value. The Company has determined that its financial assets and financial liabilities are comprised of Level 2 in the fair value hierarchy.
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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active markets	observable inputs	inputs
In millions	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Commodity Contracts	$5.4	—	$5.4	—
Foreign Currency Contracts, Net of Asset	(3.8)	—	(3.8)	—
Interest Rate Swap Agreements, Net of Asset	(6.8)	—	(6.8)	—

Total	$(5.2)	—	$(5.2)	—

These financial assets and liabilities can be found in the Other Current Asset and Other Accrued Liabilities, respectively, on the Company’s balance sheets.
During the second quarter of 2008, the Company recorded a favorable $10.7 million mark to market adjustment for an interest rate swap.
NOTE 11 — RESTRUCTURING RESERVES
In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves of $17.3 million were established for employee severance and benefit payments, equipment removal and facility closure costs. These restructuring reserves were established in accordance with the requirement of Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” and were considered liabilities assumed in the Altivity Transaction.
The Company has announced the closure of two facilities and has committed to seven additional plant closures. The restructuring activities are expected to be substantially completed by December 31, 2010.
The following table summarizes the transactions within the restructuring reserve and reconciles to accrued liabilities at June 30:

	Severance and	Facility	Equipment
In millions	Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Cash Payments	—	—	(0.3)	(0.3)

Total	$7.0	$8.5	$1.5	$17.0

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The amount of accelerated depreciation recorded in the second quarter was $0.5 million.
NOTE 12 — DISCONTINUED OPERATIONS
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
     Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007	2008	2007

Net Sales	$—	$26.2	$—	$52.8
Loss before Income Taxes	—	(1.7)	—	(2.9)

     GP-Sweden was included in the Paperboard Packaging segment and the Europe geographic area.
NOTE 13 — SUBSEQUENT EVENT
On July 8, 2008, GPII signed an agreement with an affiliate of Sun Capital Partners, Inc. to sell two coated-recycled boxboard mills as required by the U.S. Department of Justice pursuant to the Consent Decree governing the Altivity Transaction. The mills being sold are located in Philadelphia, Pennsylvania and in Wabash, Indiana. The transaction is subject to review by the U.S. Department of Justice and other customary closing conditions.

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
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from its CUK board and CRB, as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics, embossing and other are customized to the individual needs of the customers.
The Company is a leading supplier of multi-wall bags and in addition to a full range of products, provides customers with value-added graphical and technical support, customized packaging equipment solutions and packaging workshops to help educate customers.
The specialty packaging business has an established position in end-markets and produces products such as shingle wrap, batch inclusion bags and film, retort pouches (such as meals ready to go), medical test kit and transdermal patch overwraps, multilayer laminations for hard-to-hold products (such as iodine) and plastic bags and films for building materials. In addition, the Company’s label business focuses on two product lines: heat transfer labels and litho labels.
The Company is also implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; (iii) to develop and market innovative products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objective may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw materials and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures, which increased costs by $50.1 million, compared to the first six months of 2007. The 2008 cost increases are primarily related to fiber and outside board purchases ($25.6 million); chemical-based inputs ($13.7 million); labor and related benefits ($8.3 million); energy costs ($4.2 million), mainly due to the price of natural gas; and freight ($2.5 million). These increases were offset by other lower costs ($4.2 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. As of July 31, 2008, the Company has entered into swaps to hedge approximately 60% and 15% of its expected natural gas usage for the remainder of year 2008 and for the year 2009, respectively. The Company believes that inflationary pressures, including higher costs for energy, fiber, wood, chemical-based inputs and freight will continue to negatively impact its results for 2008. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has $3,108.2 million of outstanding debt obligations as of June 30, 2008. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement limit the Company’s ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with a consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
Integration Risk. The benefits of combining the operations of GPC and Altivity, (the “Altivity Transaction”), may not be realized, and the Company may face difficulties integrating Altivity’s operations. GPC and Altivity’s parent companies entered into the Altivity Transaction with the expectation that it would result in various benefits, including, among other things, cost synergies and operating efficiencies. However, the achievement of the anticipated benefits of the transaction, including the cost synergies, cannot be assured or may take longer than expected. In addition, the Company may not be able to integrate Altivity’s operations with GPC’s existing operations without encountering difficulties, including:
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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean supports the efforts to build a high performing culture. During the first six months of 2008, the Company achieved $25.6 million in cost savings as compared to the first six months of 2007, through its continuous improvement programs and manufacturing initiatives.
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
OVERVIEW OF 2008 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented. Information on discontinued operations can be found in Note 12 — Discontinued Operations in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
•	Net Sales in the second quarter of 2008 increased by $518.6 million, or 83.2%, to $1,141.7 million from $623.1 million in the second quarter of 2007 due primarily to $496.4 million volume achieved as a result of the Altivity Transaction. Also contributing to the increase was improved pricing across the paperboard packaging segment and $9.3 million relating to the favorable foreign currency exchange rates primarily in Europe, Japan and Australia.

•	Income from Operations in the second quarter of 2008 increased by $22.9 million, or 58.7%, to $61.9 million from $39.0 million in the second quarter of 2007. The improved pricing, the Altivity Transaction, and worldwide continuous improvement programs and other cost reduction initiatives were partially offset by higher inflation.

•	In March 2008, GPC combined with Altivity in a transaction accounted for under SFAS No. 141. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of the Company.
RESULTS OF OPERATIONS
The Company’s results of operations for the three and six months ended June 30, 2008 include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through June 30, 2008. The results of operations for the three and six months ended June 30, 2007 represent the results of the Company’s operations prior to the Altivity Transaction.

Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007	2008	2007

NET SALES:
Paperboard Packaging	$928.5	$604.7	$1,585.6	$1,169.7
Multi-wall Bag	166.5	18.4	221.5	37.5
Specialty Packaging	46.7	—	58.9	—

Total	$1,141.7	$623.1	$1,866.0	$1,207.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$82.2	$46.4	$141.5	$68.2
Multi-wall Bag	9.3	0.9	14.0	1.8
Specialty Packaging	3.3	—	3.7	—
Corporate	(32.9)	(8.3)	(71.8)	(18.2)

Total	$61.9	$39.0	$87.4	$51.8

SECOND QUARTER 2008 COMPARED WITH SECOND QUARTER 2007
Net Sales

	Three Months Ended June 30,
				Percent
In millions	2008	2007	Increase	Change

Paperboard Packaging	$928.5	$604.7	$323.8	53.5%
Multi-wall Bag	166.5	18.4	148.1	N.M.	(a)
Specialty Packaging	46.7	—	46.7	N.M.	(a)

Total	$1,141.7	$623.1	$518.6	83.2%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.
The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2007	Price	Volume/Mix		Exchange	Total	2008
			Acquisition	Organic
Paperboard Packaging	$604.7	$12.5	$304.4	$(2.4)	$9.3	$323.8	$928.5
Multi-wall Bag	18.4	1.9	145.3	0.9	—	148.1	166.5
Specialty Packaging	—	—	46.7	—	—	46.7	46.7

Total	$623.1	$14.4	$496.4	$(1.5)	$9.3	$518.6	$1,141.7

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the second quarter of 2008 increased by $323.8 million, or 53.5%, to $928.5 million from $604.7 million in 2007 due to the Altivity Transaction, improved pricing across all product lines, as well as improved product mix primarily in North American food and consumer cartons. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The improved product mix was primarily in the frozen food, pizza and cereal product lines. This improved mix was partially offset by lower volume as a result of the Company exiting lower margin businesses and lower open market sales in Europe. Also contributing to the increase was favorable foreign currency exchange rates primarily in Europe, Japan and Australia.
Multi-wall Bag
The Company’s second quarter Net Sales increased by $148.1 million as a result of the acquisition of the multi-wall bag segment from the Altivity Transaction and improved pricing and volume. The improved volume was due to the recapture of product previously lost to a competing substrate. The Altivity sales are attributed to volume primarily in the plastic and bag packaging markets.
Specialty Packaging
The Company’s second quarter Net Sales increased by $46.7 million as a result of the acquisition of the specialty packaging segment from the Altivity Transaction. These sales are attributed to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Income (Loss) from Operations

	Three Months Ended June 30,
			Increase	Percent
In millions	2008	2007	(Decrease)	Change

Paperboard Packaging	$82.2	$46.4	$35.8	77.2%
Multi-wall Bag	9.3	0.9	8.4	N.M.	(a)
Specialty Packaging	3.3	—	3.3	N.M.	(a)
Corporate	(32.9)	(8.3)	(24.6)	N.M.	(a)

Total	$61.9	$39.0	$22.9	58.7%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2007	Price	Volume/Mix		Inflation	Exchange	Other(b)	Total	2008
			Acquisition	Organic
Paperboard Packaging	$46.4	$12.5	$26.8	$0.5	$(21.9)	$0.7	$17.2	$35.8	$82.2
Multi-wall Bag	0.9	1.9	7.4	0.6	(1.4)	—	(0.1)	8.4	9.3
Specialty Packaging	—	—	3.3	—	—	—	—	3.3	3.3
Corporate	(8.3)	—	(33.6)	—	—	(3.2)	12.2	(24.6)	(32.9)

Total	$39.0	$14.4	$3.9	$1.1	$(23.3)	$(2.5)	$29.3	$22.9	$61.9

Note:

(b)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the second quarter of 2008 increased by $35.8 million or 77.2%, to $82.2 million from $46.4 million in 2007 due to the Altivity Transaction, the improved pricing, $12.5 million of continuing cost reduction initiatives, and decreased depreciation expense. The impact of continuing cost reduction initiatives particularly benefited the Company’s paperboard mills and consisted of projects to reduce natural gas and electricity usage. Additionally, second quarter 2007 included charges related to the continued infrastructure upgrades at the West Monroe, LA mill, accelerated depreciation for assets taken out of service due to efficiency improvements, and higher expenses in Europe, primarily relating to the start up costs for a new converting facility in France.

These increases were partially offset by charges of $7.6 million related to the planned maintenance outage at the Macon, GA mill as well as inflationary pressures of $21.9 million primarily related to fiber and outside board purchases ($10.7 million); chemical-based inputs ($6.6 million); labor and related benefits ($4.4 million); energy costs ($3.6 million), mainly due to the price of natural gas; and freight ($1.9 million). These inflationary pressures were offset by other lower costs ($5.3 million). The Company believes that inflationary pressures, including higher costs for energy, fiber, wood, chemical-based inputs, and freight will continue to negatively impact its results for 2008.
Multi-wall Bag
The Company’s second quarter Income from Operations increased by $8.4 million primarily as a result of the acquisition of the multi-wall bag segment from the Altivity Transaction and improved pricing. Inflation, higher depreciation and higher maintenance costs were partially offset by cost reduction initiatives. The segment’s Income from Operations is attributed to volume primarily in the plastic and bag packaging markets.
Specialty Packaging
The Company’s second quarter Income from Operations increased by $3.3 million as a result of the acquisition of the specialty packaging segment from the Altivity Transaction. The segment’s Income from Operations is attributed to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Corporate
The Company’s Loss from Operations from corporate in the second quarter of 2008 increased primarily due to Altivity Transaction-related expenses of $7.9 million and the inclusion of Altivity Corporate of $17.6 million. In addition, the Company recorded $11.9 million in expense related to the step-up in inventory basis to fair value and $8.4 million of increased intangible amortization as a result of the Altivity Transaction. These expenses were offset by a favorable $10.7 million mark to market adjustment for an interest rate swap and lower compensation expenses which were partially offset by a net foreign currency loss of $3.2 million. The swap was also a result of the Altivity Transaction.
FIRST SIX MONTHS OF 2008 COMPARED WITH FIRST SIX MONTHS OF 2007
Net Sales

	Six Months Ended June 30,
				Percent
In millions	2008	2007	Increase	Change

Paperboard Packaging	$1,585.6	$1,169.7	$415.9	35.6%
Multi-wall Bag	221.5	37.5	184.0	N.M.	(a)
Specialty Packaging	58.9	—	58.9	N.M.	(a)

Total	$1,866.0	$1,207.2	$658.8	54.6%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2007	Price	Volume/Mix		Exchange	Total	2008
			Acquisition	Organic
Paperboard Packaging	$1,169.7	$22.5	$371.8	$3.4	$18.2	$415.9	$1,585.6
Multi-wall Bag	37.5	2.7	178.7	2.6	—	184.0	221.5
Specialty Packaging	—	—	58.9	—	—	58.9	58.9

Total	$1,207.2	$25.2	$609.4	$6.0	$18.2	$658.8	$1,866.0

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first six months of 2008 increased by $415.9 million, or 35.6%, to $1,585.6 million from $1,169.7 million in 2007 due to the Altivity Transaction, improved pricing across all product lines, as well as improved product mix primarily in North American food and consumer cartons. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The improved product mix was primarily in the pizza, frozen foods, cereal, and snack product lines. This improved mix was partially offset by lower volume as a result of the Company exiting lower margin businesses and lower open market sales in Europe. North American beverage carton volumes increased due to the introduction of 18 and 20 multi-packs, which was previously packaged in containerboard, and a significant share gain with a major customer. Also contributing to the increase was favorable foreign currency exchange rates primarily in Europe, Japan and Australia.
Multi-wall Bag
The Company’s Net Sales in the first six months increased by $184.0 million as a result of the acquisition of the multi-wall bag segment from the Altivity Transaction, as well as improved pricing and volume. These sales are attributed to volume primarily in the plastic and bag packaging markets.
Specialty Packaging
The Company’s Net Sales in the first six months increased by $58.9 million as a result of the acquisition of the specialty packaging segment from the Altivity Transaction. These sales are attributed to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Income (Loss) from Operations

	Six Months Ended June 30,
			Increase	Percent
In millions	2008	2007	(Decrease)	Change

Paperboard Packaging	$141.5	$68.2	$73.3	107.5%
Multi-wall Bag	14.0	1.8	12.2	N.M.	(a)
Specialty Packaging	3.7	—	3.7	N.M.	(a)
Corporate	(71.8)	(18.2)	(53.6)	N.M.	(a)

Total	$87.4	$51.8	$35.6	68.7%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2007	Price	Volume/Mix		Inflation	Exchange	Other(b)	Total	2008
			Acquisition	Organic
Paperboard Packaging	$68.2	$22.5	$31.5	$3.2	$(47.4)	$1.7	$61.8	$73.3	$141.5
Multi-wall Bag	1.8	2.7	10.8	0.5	(2.7)	—	0.9	12.2	14.0
Specialty Packaging	—	—	3.7	—	—	—	—	3.7	3.7
Corporate	(18.2)	—	(63.5)	—	—	(3.5)	13.4	(53.6)	(71.8)

Total	$51.8	$25.2	$(17.5)	$3.7	$(50.1)	$(1.8)	$76.1	$35.6	$87.4

Note:

(b)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first six months of 2008 increased by $73.3 million or 107.5%, to $141.5 million from $68.2 million in 2007 due to the Altivity transaction, the improved pricing, $24.7 million of continuing cost reduction initiatives, improved product mix, and decreased depreciation expense. The first six months of 2007 included charges related to the continued infrastructure upgrades at the West Monroe, LA mill, accelerated depreciation for assets taken out of service due to efficiency improvements, and higher expenses in Europe, primarily relating to the start up costs for a new converting facility in France. These increases were partially offset by inflationary pressures of $47.4 million primarily related to fiber and outside board purchases ($24.9 million); chemical-based inputs ($12.0 million); labor and related benefits ($8.2 million); energy costs ($4.1 million), mainly due to the price of natural gas; and freight ($2.3 million). These inflationary pressures were offset by other lower costs ($4.1 million). The Company believes that inflationary pressures, including higher costs for energy, fiber, wood, chemical-based inputs and freight will continue to negatively impact its results for 2008.
Multi-wall Bag
The Company’s first six months Income from Operations increased by $12.2 million as a result of the acquisition of the multi-wall bag segment from the Altivity Transaction and improved pricing which was offset by inflation. Cost saving initiatives of $0.9 million also contributed to the increase. The segment’s Income from Operations is attributed to volume primarily in the plastic and bag packaging markets.
Specialty Packaging
The Company’s first six months Income from Operations increased by $3.7 million as a result of the acquisition of the specialty packaging segment from the Altivity Transaction. The segment’s Income from Operations is attributed to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Corporate
The Company’s Loss from Operations from corporate in the first six months of 2008 increased primarily due to Altivity Transaction-related expenses of $17.6 million and the inclusion of Altivity Corporate of $23.1 million. In addition, the Company recorded $24.4 million of expense related to the step-up in inventory basis to fair value and $10.3 million of increased intangible amortization as a result of the Altivity Transaction. These expenses were offset by a favorable $10.7 million mark to market adjustment for an interest rate swap and lower compensation expense partially offset by a net foreign currency loss of $3.5 million. The swap was also a result of the Altivity Transaction.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income increased to $0.5 million in the first six months of 2008 from $0.3 million in the first six months of 2007 primarily due to higher average cash balances.
Interest Expense
Interest Expense was $100.3 million and $86.4 million in the first six months of 2008 and 2007, respectively. Interest Expense increased due to the additional debt acquired as a result of the Altivity Transaction. As of June 30, 2008, approximately 23% of the Company’s total debt was subject to floating interest rates, after considering interest rate swaps.
Income Tax Expense
During the first six months of 2008, the Company recognized Income Tax Expense of $16.0 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $12.4 million. During the first six months of 2007, the Company recognized Income Tax Expense of $13.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $43.8 million. Income Tax Expense for the first six months of 2008 and 2007 was primarily due to the noncash expense of $13.6 million and $9.8 million, respectively, associated with the amortization of goodwill for tax purposes and in 2007, an increase in a liability related to a judgment received in a Swedish tax court.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.8 million the first six months of 2008 and $0.5 million in the first six months of 2007 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions require GPC to be the acquiring entity for accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of the transaction of $5.47 per share and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Altivity Transaction. The preliminary purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Cost	29.8
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.2

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	263.7
Prepaids	13.1
Property, Plant and Equipment	650.8
Intangible Assets	561.9
Other Assets	4.7

Total Assets Acquired	1,735.6

Current Liabilities, Excluding Current Portion of Long Term Debt	243.7
Pension and Postemployment Benefits	32.8
Other Noncurrent Liabilities	31.2

Total Liabilities Assumed	307.7

Net Assets Acquired	1,427.9

Goodwill	532.3

Total Estimated Fair Value of Net Assets Acquired	$1,960.2

As of June 30, 2008, the preliminary purchase accounting is still subject to final adjustment and could change materially in subsequent periods. The Company has not finalized its review of all Altivity environmental matters and other liabilities. The Company has plans to close certain facilities and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 11 — Restructuring Reserves.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including 1) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) diversifying the Company’s product line and providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system which will now include expanded folding carton converting operations, multi-wall bag facilities, flexible packaging facilities, ink manufacturing facilities, and label facilities.
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at June 30, 2008	$379.8	$60.9	$91.6	$532.3

The Company expects to deduct approximately $440 million of goodwill for tax purposes.
The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreement	9.0
Trademarks and Patents	7.5
Lease and Supply Contracts	(1.0)

Total Fair Market Value of Intangible Assets	$561.9

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, 4 years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007	2008	2007

Net Sales	$1,141.7	$1,115.9	$2,257.1	$2,185.5
Net Income (Loss)	4.8	(22.6)	(17.0)	(70.3)
Income (Loss) Per Share - Basic	0.01	(0.07)	(0.05)	(0.21)
Income (Loss) Per Share - Diluted	0.01	(0.07)	(0.05)	(0.21)

Restructuring Reserves
In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves of $17.3 million were established for employee severance and benefit payments, equipment removal and facility closure costs. These restructuring reserves were established in accordance with the requirement of Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” and were considered liabilities assumed in the Altivity Transaction.
The Company has announced the closure of two facilities and has committed to seven additional plant closures. The restructuring activities are expected to be substantially completed by December 31, 2010.
The following table summarizes the transactions within the restructuring reserve and reconciles to accrued liabilities at June 30:

	Severance and	Facility	Equipment
In millions	Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Cash Payments	—	—	(0.3)	(0.3)

Total	$7.0	$8.5	$1.5	$17.0

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The amount of accelerated depreciation recorded in the second quarter was $0.5 million.
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
     Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007	2008	2007

Net Sales	$—	$26.2	$—	$52.8
Loss before Income Taxes	—	(1.7)	—	(2.9)

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
Cash Flows
Cash provided by operating activities in the first six months of 2008 totaled $16.0 million, compared to $9.0 million in 2007. The increase was due to higher net income and higher net non-cash add-backs, partially offset by higher pension contributions and a decrease in working capital. The decrease in working capital was primarily due to an increase in inventory resulting from reduced demand due to the slowing of the economy, a decrease in other non-current liabilities due to accelerated vesting of restricted stock units and other payments triggered by the change of control resulting from the Altivity Transaction, and an increase in accounts receivable mainly due to higher year-to-date sales. These decreases in working capital were partially offset by increases in working capital due to higher debt interest accruals resulting primarily from higher average debt balances and higher accounts payable due to the timing of payments.
Cash used in investing activities in the first six months of 2008 totaled $54.5 million, compared to $44.2 million in 2007. The increase in cash usage was due primarily to higher capital expenditures in the first six months of 2008 (see discussion in Capital Investment section below) and the payment of $29.8 million in acquisition related fees. This increase was partially offset by the Altivity Transaction through which the Company acquired $60.2 million of cash. Cash provided by financing activities in the first six months in 2008 totaled $44.5 million, compared to $39.4 million in 2007. This increase was due to higher debt proceeds, partially offset by higher debt payments, lower net borrowings under the Company’s revolving credit facilities, and higher debt issuance costs.
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
In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financing costs associated with the previous revolving credit and term loan facilities. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs.
On March 10, 2008, the Company entered into Amendment No.1 and Amendment No.2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility will remain in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. In connection with the new term loan and revolver increase, the Company recorded approximately $16 million of deferred financing costs.
Long-Term Debt consisted of the following:

	June 30,	December 31,
In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (4.78% at June 30, 2008) payable through 2014	1,010.0	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.53% at June 30, 2008) payable through 2014	1,194.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (5.03% at June 30, 2008) payable in 2013	47.3	11.0
Other	0.8	1.0

	3,102.1	1,872.0
Less, current portion	17.2	0.2

Total	$3,084.9	$1,871.8

At June 30, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$400.0	$47.3	$319.1
International Facilities	16.8	6.1	10.7

Total	$416.8	$53.4	$329.8

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $33.6 million as of June 30, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.
Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes (“the Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.
Effective as of June 30, 2008, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions
The Credit Agreement and the indentures governing the Notes limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
Under the terms of the Credit Agreement, as long as any commitment remains outstanding under the revolving credit facility, the Company must comply with a maximum consolidated secured leverage ratio, which is defined as the ratio of: (a) total long-term and short-term indebtedness of the Company and its consolidated subsidiaries as determined in accordance with generally accepted accounting principles in the United States (“GAAP”), plus the aggregate cash proceeds received by the Company and its subsidiaries from any receivables or other securitization but excluding there from (i) all unsecured indebtedness, (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement and (iii) all secured indebtedness of foreign subsidiaries to (b) Adjusted EBITDA, which we refer to as Credit Agreement EBITDA(a). Pursuant to this financial covenant, the Company must maintain a maximum consolidated secured leverage ratio of less than the following:

Maximum Consolidated Secured
Leverage Ratio (a)

January 1, 2008 – September 30, 2008	5.25 to 1.00
October 1, 2008 – September 30, 2009	5.00 to 1.00
October 1, 2009 and thereafter	4.75 to 1.00

(a)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated net interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, any income or loss accounted for by the equity method of accounting, and projected run rate cost savings, prior to or within a twelve month period.
At June 30, 2008, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
     Consolidated Secured Leverage Ratio — 3.28 to 1.00
The Company’s management believes that the presentation of the consolidated secured leverage ratio and Credit Agreement EBITDA herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with this financial covenant. Any failure by the Company to comply with this financial covenant could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.
Credit Agreement EBITDA is a financial measure not calculated in accordance with GAAP, and is not a measure of net income, operating income, operating performance or liquidity presented in accordance with GAAP. Credit Agreement EBITDA should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. In addition, our Credit Agreement EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate Credit Agreement EBITDA in the same manner as we do.

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended June 30, 2008 are listed below:

Twelve Months Ended
In millions	June 30, 2008(a)

Pro Forma Net Loss	$(74.7)
Income Tax Expense	28.0
Interest Expense, Net	246.0
Depreciation and Amortization	289.6
Dividends Received, Net of Earnings of Equity Affiliates	(1.2)
Non-Cash Provisions for Reserves for Discontinued Operations	23.7
Other Non-Cash Charges	6.8
Merger Related Expenses	35.9
Gains/Losses Associated with Sale/Writedown of Assets	(0.2)
Other Non-Recurring/Extraordinary/Unusual Items	69.6
Projected Run Rate Cost Savings	62.4

Credit Agreement EBITDA	$685.9

As of
In millions	June 30, 2008

Short Term Debt	$23.3
Long Term Debt	3,084.9

Total Debt	$3,108.2
Less Adjustment (b)	856.8

Consolidated Secured Indebtedness	$2,251.4

(a)	As defined by the Credit Agreement, this calculation includes the historical results of Altivity for the last twelve months.

As defined by the Credit Agreement, represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million.

As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $62.4, or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended June 30, 2008. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)	Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) Permitted Subordinated Indebtedness as defined in the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.
The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.
Capital Investment
The Company’s capital investment in the first six months of 2008 was $83.3 million (including $21.7 million for Altivity since the acquisition), compared to $42.6 million in the first six months of 2007. During the first six months of 2008, the Company had capital spending of $62.2 million for improving process capabilities, $9.9 million for capital spares and $11.2 million for manufacturing packaging machinery.
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
BUSINESS OUTLOOK
The Company expects inflationary pressures for production inputs, including higher costs for energy, fiber, wood and chemical-based inputs, to continue to impact results in 2008. To help offset inflation in 2008, the Company expects to realize year over year operating cost savings from its continuous improvement programs, including Lean manufacturing projects. In addition, contractual price escalators and price increases in 2007 for coated board and cartons should favorably impact 2008.
To partially offset increased input costs for fiber, energy and chemicals, the Company announced in July 2008 a $50 per ton price increase for its coated recycled board (CRB) and uncoated recycled board (URB) and a $40 per ton price increase for coated unbleached kraft (CUK) grades. The Company also announced that it would set new freight allowances for these products. The price increase for the coated recycled board (CRB) and uncoated recycled board (URB) will be effective with shipments on or after July 28, 2008. The price increase for the coated unbleached kraft (CUK) grades will be effective with shipments on or after August 1, 2008.
Total capital investment for 2008 is expected to be between approximately $180 million and $200 million and is expected to relate principally to the Company’s process capabilities improvements and for maintaining compliance with environmental laws and regulations, including manufacturing cost reductions, the production of packaging machinery and the acquisition of capital spares.

The Company also expects the following in 2008:
•	Interest expense of $210 million to $220 million, including approximately $8 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $120 million to $140 million.

•	Capital spending of $180 million to $200 million.

•	Pension plan contributions of $55 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2008; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 11 in Notes to Consolidated Financial Statements in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is likely to affect, the Company’s internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 20, 2008, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. The votes cast were as follows:

Director	FOR	WITHHELD
G. Andrea Botta	304,328,990	18,704,882
Jeffrey H. Coors	300,076,800	22,957,072
Kevin J. Conway	300,048,848	22,985,024
Kelvin L. Davis	300,069,498	22,964,374
David W. Scheible	303,997,415	19,036,457
The terms of George V. Bayly, John D. Beckett, Jack A. Fusco, Jeffrey Liaw, Harold R. Logan, Jr., Michael G. MacDougall, John R. Miller, and Robert W. Tieken continued after the Annual Meeting of Stockholders. No matters other than the election of directors were submitted to the stockholders of the Company at the Annual Meeting.
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
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General	August 7, 2008

Stephen A. Hellrung	Counsel and Secretary

/s/ DANIEL J. BLOUNT	Senior Vice President and	August 7, 2008

Daniel J. Blount	Chief Financial Officer (Principal
Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer	August 7, 2008

Deborah R. Frank	(Principal Accounting Officer)