Form 10-Q
period 2008-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2008-11-05
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0405422 (I.R.S. employer identification no.)

814 Livingston Court Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)
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
Yes ☐ No ☑
     As of October 31, 2008, there were 342,521,411 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, interest expense, cash flow generation, debt reduction, pension plan contributions, and price increases, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, credit market liquidity risk; inflation of and volatility in raw material and energy costs; the Company’s substantial amount of debt; continuing pressure for lower cost products; the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans; currency movements and other risks of conducting business internationally; the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property; and the Company’s ability to fully integrate Altivity Packaging, LLC (“Altivity”) and fully realize anticipated benefits of combining the operations of Graphic Packaging Corporation (“GPC”) and Altivity. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., “Risk Factors” of GPC’s Annual Report on Form 10-K and in GPC and the Company’s other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
In millions, except share and per share amounts	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$161.1	$9.3
Receivables, Net	427.7	226.7
Inventories	568.9	318.6
Other Current Assets	43.5	31.7

Total Current Assets	1,201.2	586.3

Property, Plant and Equipment, Net	1,957.7	1,376.2
Goodwill	1,198.8	641.5
Intangible Assets, Net	675.0	140.4
Other Assets	51.5	32.9

Total Assets	$5,084.2	$2,777.3

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long Term Debt	$6.2	$6.6
Accounts Payable	337.3	222.4
Other Accrued Liabilities	266.6	177.8

Total Current Liabilities	610.1	406.8

Long Term Debt	3,247.8	1,871.8
Deferred Tax Liabilities	162.9	141.5
Accrued Pension and Postretirement Benefits	159.0	170.3
Other Noncurrent Liabilities	46.4	42.9

Total Liabilities	4,226.2	2,633.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,521,411 and 200,978,569 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3.4	2.0
Capital in Excess of Par Value	1,955.2	1,191.6
Accumulated Deficit	(1,017.7)	(975.7)
Accumulated Other Comprehensive Loss	(82.9)	(73.9)

Total Shareholders’ Equity	858.0	144.0

Total Liabilities and Shareholders’ Equity	$5,084.2	$2,777.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2008	2007	2008	2007

Net Sales	$1,165.7	$612.1	$3,031.7	$1,819.3
Cost of Sales	1,015.3	507.1	2,651.1	1,576.4
Selling, General and Administrative	92.5	44.3	243.5	129.7
Research, Development and Engineering	2.1	2.1	6.0	6.7
Other Expense (Income), Net	3.3	(3.0)	(8.8)	(6.9)

Income from Operations	52.5	61.6	139.9	113.4
Interest Income	0.5	0.1	1.0	0.3
Interest Expense	(57.9)	(41.4)	(158.2)	(127.8)
Loss on Early Extinguishment of Debt	—	—	—	(9.5)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(4.9)	20.3	(17.3)	(23.6)
Income Tax Expense	(9.0)	(5.4)	(25.0)	(19.1)

(Loss) Income before Equity in Net Earnings of Affiliates	(13.9)	14.9	(42.3)	(42.7)
Equity in Net Earnings of Affiliates	0.4	0.2	1.2	0.7

(Loss) Income from Continuing Operations	(13.5)	15.1	(41.1)	(42.0)
Loss from Discontinued Operations, Net of Taxes	(0.9)	(29.0)	(0.9)	(31.9)

Net Loss	$(14.4)	$(13.9)	$(42.0)	$(73.9)

(Loss) Income Per Share — Basic
Continuing Operations	$(0.04)	$0.07	$(0.14)	$(0.21)
Discontinued Operations	—	(0.14)	—	(0.16)

Total	$(0.04)	$(0.07)	$(0.14)	$(0.37)

(Loss) Income Per Share — Diluted
Continuing Operations	$(0.04)	$0.07	$(0.14)	$(0.21)
Discontinued Operations	—	(0.14)	—	(0.16)

Total	$(0.04)	$(0.07)	$(0.14)	$(0.37)

Weighted Average Number of Shares Outstanding — Basic	342.5	202.1	306.8	201.7
Weighted Average Number of Shares Outstanding — Diluted	342.5	206.4	306.8	201.7
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(42.0)	$(73.9)
Noncash Items Included in Net Loss:
Depreciation and Amortization	190.0	149.7
Loss on Early Extinguishment of Debt	—	9.5
Deferred Income Taxes	20.8	14.1
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	(38.6)	(5.2)
Amortization of Deferred Debt Issuance Costs	5.9	5.5
Impairment Charge	—	25.2
Other, Net	20.2	7.2
Changes in Operating Assets & Liabilities	(113.5)	(87.7)

Net Cash Provided by Operating Activities	42.8	44.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(126.4)	(61.6)
Acquisition Costs Related to Altivity	(30.3)	—
Cash Acquired Related to Altivity	60.2	—
Proceeds from Disposal of Property, Net of Disposal Costs	20.3	—
Other, Net	(4.6)	(2.6)

Net Cash Used in Investing Activities	(80.8)	(64.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,200.0	1,135.0
Payments on Debt	(1,195.6)	(1,140.3)
Borrowings under Revolving Credit Facilities	747.4	681.2
Payments on Revolving Credit Facilities	(544.5)	(644.0)
Debt Issuance Costs	(16.3)	(7.0)
Other, Net	(0.5)	(0.2)

Net Cash Provided by Financing Activities	190.5	24.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.7)	0.8

Net Increase in Cash and Cash Equivalents	151.8	5.7
Cash and Cash Equivalents at Beginning of Period	9.3	7.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161.1	$13.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2006	200,584,591	$2.0	$1,186.8	$(901.1)	$(106.0)	$—

Net Loss	—	—	—	(74.6)	—	(74.6)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	(2.5)	(2.5)
Pension Benefit Plans	—	—	—	—	25.2	25.2
Postretirement Benefit Plans	—	—	—	—	3.3	3.3
Postemployment Benefit Plans	—	—	—	—	1.5	1.5
Currency Translation Adjustment	—	—	—	—	4.6	4.6

Total Comprehensive Loss	—	—	—	—	—	$(42.5)
Issuance of Common Stock	393,978	—	1.3	—	—
Stock-based Compensation	—	—	3.5	—	—

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$(73.9)

Net Loss	—	—	—	(42.0)	—	$(42.0)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	(4.6)	(4.6)
Pension Benefit Plans	—	—	—	—	3.3	3.3
Postretirement Benefit Plans	—	—	—	—	(0.1)	(0.1)
Postemployment Benefit Plans	—	—	—	—	0.4	0.4
Currency Translation Adjustment	—	—	—	—	(8.0)	(8.0)

Total Comprehensive Loss	—	—	—	—	—	$(51.0)
Issuance of Common Stock	141,542,842	1.4	765.1	—	—
Stock-based Compensation	—	—	(1.5)	—	—

Balances at September 30, 2008	342,521,411	$3.4	$1,955.2	$(1,017.7)	$(82.9)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — ORGANIZATION
On March 10, 2008, the businesses of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC (“Altivity”) were combined through a series of transactions. A new publicly-traded parent company, Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) was formed, and all of the equity interests in Bluegrass Container Holdings, LLC (“BCH”), Altivity’s parent company, were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, par value $0.01. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in BCH were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. (“GPII”). Together, these transactions are referred to herein as the “Altivity Transaction.”
For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS No. 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008 includes six months and approximately three weeks of Altivity. See Note 3 — Altivity Transaction.
On March 5, 2008, the United States Department of Justice issued a Consent Decree that required the divesture of two mills as a condition of the Altivity Transaction. On July 8, 2008, GPII signed an agreement with an affiliate of Sun Capital Partners, Inc. to sell two coated-recycled boxboard mills as required by the Consent Decree. The sale of the mills was completed on September 17, 2008. The mills that were sold are located in Philadelphia, Pennsylvania and in Wabash, Indiana.
The Company is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. Additionally, the Company is one of the largest producers of folding cartons and holds a leading market position in coated-recycled boxboard, multi-wall bag and specialty packaging. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.
GPHC conducts no significant business and has no independent assets or operations other than its ownership of GPC, GPII, BCH and Altivity. GPHC fully and unconditionally guarantees substantially all of the debt of its subsidiaries.
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
The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. This includes the reclassification of warehousing expense from Selling, General and Administrative expense to Cost of Sales and the reclassification of the amortization of intangibles from Other Expense (Income), Net to either Selling, General and Administrative expense or Cost of Sales depending on the nature of the underlying assets. These reclassifications had no impact on the Condensed Consolidated Balance Sheets, Income from Operations, Condensed Consolidated Statements of Shareholders’ Equity or Condensed Consolidated Statements of Cash Flows and had an immaterial impact on certain captions on the Condensed Consolidated Statements of Operations.
The results of operations for Graphic Packaging International Sweden (“GP-Sweden”), the Company’s discontinued operations, have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Condensed Consolidated Statement of Operations. The Company has not reclassified assets and liabilities related to discontinued operations as Assets Held for Sale or Liabilities Held for Sale. See Note 13 — Discontinued Operations.
For a summary of the Company’s significant accounting policies, please refer to GPC’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP No. 157-1”). FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), regardless of whether those assets and liabilities are related to leases. FSP No. 157-1 was effective upon the Company’s adoption of SFAS No. 157 as of January 1, 2008.
In February 2008, the FASB issued FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. See Note 10 — Fair Value Measurement. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies (1) how management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) how observable market information from an inactive market should be taken into account, and (3) how the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 was effective immediately upon issuance and did not have a material impact on the Company’s financial position, results of operations and cash flows.

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
In December 2007, the FASB issued SFAS No. 141R which is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact on the Company of adopting SFAS No 141R will depend on the nature, terms and size of the business combinations completed after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”) which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 amends Accounting Research Bulletin 51 (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. The Company is currently evaluating the impact of SFAS No. 160 on its financial position, results of operations and cash flows.
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP No. 142-3 on its financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”) which is effective November 15, 2008. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the U.S. The adoption of SFAS No. 162 is not expected to have any impact on the Company’s financial position, results of operations and cash flows.
NOTE 3 — ALTIVITY TRANSACTION
On March 10, 2008, the businesses of GPC and Altivity were combined in a transaction accounted for under SFAS No. 141. Altivity was the largest privately-held producer of folding cartons and a market leader in all of its major businesses, including coated-recycled boxboard, multi-wall bag and specialty packaging. Altivity operated six recycled boxboard mills and 51 consumer product packaging facilities in North America.
In connection with the Altivity Transaction, all of the equity interests in BCH were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, or approximately 40.6 percent of the Company’s outstanding shares of common stock. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in

BCH were contributed to GPHC’s primary operating company, GPII.
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

In millions

Purchase Price	$762.8
Acquisition Cost	30.3
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.7

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	263.7
Prepaids	13.1
Property, Plant and Equipment	636.1
Intangible Assets	561.1
Other Assets	4.7

Total Assets Acquired	1,720.1

Current Liabilities, Excluding Current Portion of Long Term Debt	252.7
Pension and Postemployment Benefits	32.8
Other Noncurrent Liabilities	31.2

Total Liabilities Assumed	316.7

Net Assets Acquired	1,403.4

Goodwill	557.3

Total Estimated Fair Value of Net Assets Acquired	$1,960.7

As of September 30, 2008, the preliminary purchase accounting is still subject to final adjustment and could change in subsequent periods. The Company has not finalized its review of all Altivity environmental and tax matters and other liabilities. The Company has plans to close certain facilities and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 11 — Restructuring Reserves.
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
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at September 30, 2008	$404.8	$60.9	$91.6	$557.3

The Company expects to amortize approximately $440 million of goodwill for tax purposes through the year 2021.

The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreement	8.2
Trademarks and Patents	7.5
Lease and Supply Contracts	(1.0)

Total Fair Market Value of Intangible Assets	$561.1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

Net Sales	$1,165.7	$1,129.0	$3,422.8	$3,314.5
Net Income (Loss)	(7.0)	20.0	(24.0)	(50.3)
Income (Loss) Per Share — Basic	(0.02)	0.05	(0.07)	(0.15)
Income (Loss) Per Share — Diluted	(0.02)	0.06	(0.07)	(0.15)

NOTE 4 — STOCK INCENTIVE PLANS
GPC had eight equity compensation plans, all of which were assumed by the Company pursuant to the Altivity Transaction. The Company’s only active plan as of September 30, 2008 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
Stock-based compensation expense for all share-based payment awards granted, after the Company’s adoption of SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Options
GPC and the Company have not granted any stock options since 2004. During the nine months ended September 30, 2008, no stock options were exercised and 5,270,056 stock options were cancelled. The total number of shares subject to options at September 30, 2008 was 7,460,182 at a weighted average exercise price of $7.18.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All restricted stock and RSUs vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs are payable 50% in cash and 50% in shares of common stock.

Data concerning RSUs and stock awards granted in the first nine months of 2008 is as follows:

		Weighted Avg.
		Grant Date Fair
	Shares	Value Per Share

RSUs — Employees	1,139,970	$2.72
Stock Awards — Board of Directors	433,697	$2.28
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
During the first nine months of 2008, the Company also issued 56,823 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 57,215 shares in payment of employee deferred compensation, which is recorded as a liability at its fair market value.
During the nine months ended September 30, 2008 and 2007, $6.8 million and $6.6 million was charged to compensation expense, respectively. Of the amount charged to expense during 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.
The unrecognized expense at September 30, 2008 is approximately $2 million and is expected to be recognized over a weighted average period of two years.
NOTE 5 — INVENTORIES
Inventories by major class:

	September 30,	December 31,
In millions	2008	2007

Finished goods	$318.3	$157.8
Work in progress	55.5	27.9
Raw materials	123.4	79.8
Supplies	77.8	58.9

	575.0	324.4
Less Allowances	6.1	5.8

Total	$568.9	$318.6

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
At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. During the third quarter of 2008, the Company paid $2.9 million which reduced the reserve. The Company also determined that additional remediation of the site would be required by the County Administrative Board and recorded an addition of $0.9 million to the reserve. The reserve was recorded in discontinued operations within the Company’s Condensed Consolidated Statement of Operations.
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
The paperboard packaging segment is highly integrated and includes a system of mills and plants that produces a broad range of paperboard grades convertible into folding cartons. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging business segment also includes the design, manufacture and installation of packaging machinery related to the assembly of cartons and the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the U.S.
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
Segment disclosures contained in this Form 10-Q have been revised to conform to the new presentation for all reporting periods.
Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

NET SALES:
Paperboard Packaging	$946.9	$590.6	$2,532.5	$1,760.3
Multi-wall Bag	169.7	21.5	391.2	59.0
Specialty Packaging	49.1	—	108.0	—

Total	$1,165.7	$612.1	$3,031.7	$1,819.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$74.8	$67.8	$216.3	$136.0
Multi-wall Bag	13.3	2.3	27.3	4.1
Specialty Packaging	6.3	—	10.0	—
Corporate	(41.9)	(8.5)	(113.7)	(26.7)

Total	$52.5	$61.6	$139.9	$113.4

	September 30,	December 31,
In millions	2008	2007

ASSETS:
Paperboard Packaging	$3,836.2	$2,676.4
Multi-wall Bag	495.5	29.7
Specialty Packaging	220.0	—
Corporate	532.5	71.2

Total	$5,084.2	$2,777.3

NOTE 8 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
GPC maintains defined-benefit pension plans for substantially all of its North American employees. Benefits are based on years of service and average base compensation levels over a period of years. Effective January 1, 2008, the plans were amended to exclude salaried and non-union hourly employees hired on or after January 1, 2008.
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
Pension and Postretirement Expense
The pension and postretirement expenses related to the North American plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2008	2007	2008	2007	2008	2007	2008	2007

Service Cost	$4.7	$3.4	$13.0	$10.2	$0.5	$0.2	$1.2	$0.8
Interest Cost	10.1	8.8	29.5	26.2	0.8	0.8	2.5	2.0
Expected Return on Plan Assets	(10.7)	(9.1)	(31.2)	(27.1)	—	—	—	—
Amortizations:
Prior Service Cost	0.7	0.8	2.0	2.2	—	—	—	—
Actuarial Loss	0.6	0.5	1.5	1.7	—	(0.1)	(0.2)	(0.1)

Net Periodic Cost	$5.4	$4.4	$14.8	$13.2	$1.3	$0.9	$3.5	$2.7

The Company made contributions of $54.9 million and $21.5 million to its pension plans during the first nine months of 2008 and 2007, respectively. The Company expects to make contributions of approximately $56 million for the full year 2008. During 2007, the Company made $24.9 million of contributions to its U.S. pension plans.
The Company made postretirement benefit payments of $1.6 million and $0.9 million during the first nine months of 2008 and 2007, respectively. The Company estimates its postretirement benefit payments for the full year 2008 to be approximately $3 million. During 2007, the Company made postretirement benefit payments of $1.0 million.
NOTE 9 — DEBT
On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at rates of either LIBOR plus 225 basis points or prime plus 125 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The Company continuously monitors the spread between LIBOR and prime to ensure the most economic decision. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The Company’s obligations under the new Credit Agreement are collateralized by substantially all of the Company’s domestic assets.
In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of- Credit or Revolving-Debt Arrangements,” the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financing costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Condensed Consolidated Statement of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs.
On March 10, 2008, the Company entered into Amendment No.1 and Amendment No.2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility will remain in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. The Company has interest rate swaps covering approximately 63% of its variable rate debt. In connection with the new term loan and revolver increase, the Company recorded approximately $16 million of deferred financing costs.
Long-Term Debt consisted of the following:

	September 30,	December 31,
In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (4.79% at September 30, 2008) payable through 2014	1,000.3	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.98% at September 30, 2008) payable through 2014	1,182.5	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (5.81% at September 30, 2008) payable in 2013	214.7	11.0
Other	0.8	1.0

	3,248.3	1,872.0
Less, current portion	0.5	0.2

Total	$3,247.8	$1,871.8

At September 30, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$214.7	$149.2
International Facilities	15.3	5.7	9.6

Total	$415.3	$220.4	$158.8

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $36.1 million as of September 30, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.
The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company and disruptions in the credit market, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
As of September 30, 2008, the Company was in compliance with the financial covenant in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions including the credit markets and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.
NOTE 10 — FAIR VALUE MEASUREMENT
In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model, whereby fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.
Relative to SFAS No. 157, the FASB issued FSP No. 157-1, FSP No. 157-2, and FSP No. 157-3. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, and FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination. FSP No. 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is inactive.
The Company adopted SFAS No. 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS No. 157 and the related guidance of FSP No. 157-1, FSP No. 157-2, and FSP No. 157-3. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows. The Company intends to utilize the best available information in measuring fair value. The Company has determined that its financial assets and financial liabilities are valued using Level 2 inputs in the fair value hierarchy.
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active markets	observable inputs	inputs
In millions	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Commodity Contracts	$(19.9)	—	$(19.9)	—
Foreign Currency Contracts, Net of Liabilities	2.7	—	2.7	—
Interest Rate Swap Agreements	(7.0)	—	(7.0)	—

Total	$(24.2)	—	$(24.2)	—

These financial assets can be found in the Other Current Assets and the financial liabilities in the Other Accrued Liabilities and Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2008, there has not been any impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.
During the third quarter of 2008, the Company recorded an unfavorable $0.3 million mark to market adjustment to income for an interest rate swap. The year to date favorable impact of this mark to market adjustment to income was $10.4 million. The interest rate swap is now designated as a hedge and subsequent mark to market adjustments for effectiveness are recorded in Other Comprehensive Income.
NOTE 11 — RESTRUCTURING RESERVES
In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves were established for employee severance and benefit payments, equipment removal and facility closure costs. These restructuring reserves were established in accordance with the requirement of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and were considered liabilities assumed in the Altivity Transaction. The Company has announced the closure of four Altivity facilities and has committed to six additional plant closures. The restructuring activities are expected to be substantially completed by December 31, 2010.
In addition, during the third quarter 2008, the Company announced the closure of a GPC facility. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The amount of termination benefits recorded in the third quarter of 2008 was $0.8 million within Selling, General, and Administrative expense.
The following table summarizes the transactions within the restructuring reserves which are included in Other Accrued Liabilities and Other Noncurrent Liabilities as of September 30, 2008:

	Severance and	Facility	Equipment
In millions	Benefits	Closure Costs	Removal	Total

Establish Reserves	$7.0	$8.5	$1.8	$17.3
Cash Payments	(0.2)	—	(0.1)	(0.3)

Balance at June 30, 2008	$6.8	$8.5	$1.7	$17.0

Additions to Reserves	8.3	1.5	0.1	9.9
Cash Payments	(4.6)	(0.3)	(0.2)	(5.1)

Balance at September 30, 2008	$10.5	$9.7	$1.6	$21.8

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The amount of accelerated depreciation recorded in the third quarter of 2008 was $2.6 million and $3.1 million year to date.
NOTE 12 — EARNINGS PER SHARE
The following table summarizes the weighted average number of common shares used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

Weighted Average Number of Common Shares:
Basic	342.5	202.1	306.8	201.7
Dilutive Effect of Stock Options	—	0.3	—	—
Dilutive Effect of Restricted Stock Units	—	4.0	—	—

Diluted	342.5	206.4	306.8	201.7

During the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, options in the amount of 7.0 million, 7.0 million and 11.9 million, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.
NOTE 13 — DISCONTINUED OPERATIONS
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
In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. During the third quarter of 2007, the Company recognized an Impairment Charge of $25.2 million relating to GP-Sweden. The Company’s plan to sell the operations led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. The Impairment Charge is reflected as a component of Loss from Discontinued Operations, Net of Taxes on the Condensed Consolidated Statements of Operations.
During the third quarter of 2008, the Company determined an additional $0.9 million environmental reserve related to GP-Sweden was necessary and recorded this in discontinued operations within the Company’s Condensed Consolidated Statement of Operations. See Note 6 — Environmental and Legal Matters.
The long-lived assets of GP-Sweden comprise operations and cash flows that can be distinguished from the rest of the Company. Since these cash flows will be eliminated from ongoing operations, the results of operations were reported in Discontinued Operations for all periods presented.

     Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

Net Sales	$—	$25.3	$—	$78.1
Loss from Discontinued Operations, Net of Taxes	(0.9)	(29.0)	(0.9)	(31.9)
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
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from its coated unbleached kraft paperboard (“CUK board”) and coated recycled paperboard (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics, embossing and other are customized to the individual needs of the customers.
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures, which increased costs by $94.7 million, compared to the first nine months of 2007. The 2008 cost increases are primarily related to fiber and outside board purchases ($34.7 million); chemical-based inputs ($27.3 million); energy costs ($18.5 million), mainly due to the price of natural gas; labor and related benefits ($12.8 million); and freight ($6.5 million). These increases were offset by other lower costs ($5.1 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. As of October 31, 2008, the Company has entered into swaps to hedge approximately 85% and 75% of its expected natural gas usage for the remainder of year 2008 and for the year 2009, respectively. The Company believes that inflationary pressures, including higher costs for energy, fiber, wood, chemical-based inputs and freight will continue to negatively impact its results for 2008. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has $3,254.0 million of outstanding debt obligations as of September 30, 2008. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement limit the Company’s ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with a consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean supports the efforts to build a high performing culture. During the first nine months of 2008, the Company achieved $39.4 million in cost savings as compared to the first nine months of 2007, through its continuous improvement programs and manufacturing initiatives.
Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and other substrates — solid bleached sulfate, or SBS, and recycled clay coated news, or CCN. Substitute products also include shrink film and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Continuing increases in energy, food and other costs of living, conditions in the residential real estate market, rising unemployment rates, reduced access to credit and declining consumer confidence, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.
OVERVIEW OF 2008 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented. Information on discontinued operations can be found in Note 13 – Discontinued Operations in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
•	Net Sales in the third quarter of 2008 increased by $553.6 million, or 90.4%, to $1,165.7 million from $612.1 million in the third quarter of 2007 due primarily to $522.3 million volume achieved as a result of the Altivity Transaction. Also contributing to the increase was improved pricing across the paperboard packaging segment, improved volume and product mix, and $4.7 million relating to favorable foreign currency exchange rates primarily with Europe and Japan.

•	Income from Operations in the third quarter of 2008 decreased by $9.1 million, or 14.8%, to $52.5 million from $61.6 million in the third quarter of 2007. The Altivity Transaction, the improved pricing, and worldwide continuous improvement programs and other cost reduction initiatives were offset by higher inflation.

RESULTS OF OPERATIONS
The Company’s results of operations for the three and nine months ended September 30, 2008 include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through September 30, 2008. The results of operations for the three and nine months ended September 30, 2007 represent the results of the Company’s operations prior to the Altivity Transaction.
Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

NET SALES:
Paperboard Packaging	$946.9	$590.6	$2,532.5	$1,760.3
Multi-wall Bag	169.7	21.5	391.2	59.0
Specialty Packaging	49.1	—	108.0	—

Total	$1,165.7	$612.1	$3,031.7	$1,819.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$74.8	$67.8	$216.3	$136.0
Multi-wall Bag	13.3	2.3	27.3	4.1
Specialty Packaging	6.3	—	10.0	—
Corporate	(41.9)	(8.5)	(113.7)	(26.7)

Total	$52.5	$61.6	$139.9	$113.4

THIRD QUARTER 2008 COMPARED WITH THIRD QUARTER 2007
Net Sales

	Three Months Ended September 30,
				Percent
In millions	2008	2007	Increase	Change

Paperboard Packaging	$946.9	$590.6	$356.3	60.3%
Multi-wall Bag	169.7	21.5	148.2	N.M.	(a)
Specialty Packaging	49.1	—	49.1	N.M.	(a)

Total	$1,165.7	$612.1	$553.6	90.4%

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.
The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2007	Price	Volume/Mix		Exchange	Total	2008
			Acquisition	Organic
Paperboard Packaging	$590.6	$10.9	$326.8	$13.9	$4.7	$356.3	$946.9
Multi-wall Bag	21.5	1.6	146.4	0.2	—	148.2	169.7
Specialty Packaging	—	—	49.1	—	—	49.1	49.1

Total	$612.1	$12.5	$522.3	$14.1	$4.7	$553.6	$1,165.7

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the third quarter of 2008 increased by $356.3 million, or 60.3%, to $946.9 million from $590.6 million in 2007 due to the Altivity Transaction, improved pricing across all product lines, as well as higher volume in open market sales and improved product mix primarily in North American beverage sales. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The Company implemented a $50 per ton price increase for its CRB and uncoated recycled board (“URB”) effective with shipments on or after July 28, 2008, and a $40 per ton price increase for CUK grades, effective with shipments on or after August 1, 2008. The improvement in product mix was driven by higher sales of soft drink products, primarily 8 and 18 multi-packs, and new beer promotional items. This improvement was partially offset by lower volume primarily for open market sales in Europe. Also contributing to the increase was favorable foreign currency exchange rates primarily with Europe and Japan.
Multi-wall Bag
The Company’s third quarter Net Sales increased by $148.2 million compared to third quarter 2007 as a result of the acquisition of the multi-wall bag segment in the Altivity Transaction and improved pricing. The improved pricing was due to negotiated cost pass-through increases. The Altivity sales were attributable to volume primarily in the industrial plastics and bag packaging markets.
Specialty Packaging
The Company’s third quarter Net Sales increased by $49.1 million compared to third quarter 2007 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction. The sales were attributable to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Income (Loss) from Operations

	Three Months Ended September 30,
			Increase	Percent
In millions	2008	2007	(Decrease)	Change

Paperboard Packaging	$74.8	$67.8	$7.0	10.3%
Multi-wall Bag	13.3	2.3	11.0	N.M.	(a)
Specialty Packaging	6.3	—	6.3	N.M.	(a)
Corporate	(41.9)	(8.5)	(33.4)	N.M.	(a)

Total	$52.5	$61.6	$(9.1)	(14.8)%

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2007	Price	Volume/Mix		Inflation	Exchange	Other(b)	Total	2008
			Acquisition	Organic

Paperboard Packaging	$67.8	$10.9	$28.2	$4.1	$(42.8)	$—	$6.6	$7.0	$74.8
Multi-wall Bag	2.3	1.6	10.9	0.1	(1.8)	—	0.2	11.0	13.3
Specialty Packaging	—	—	6.3	—	—	—	—	6.3	6.3
Corporate	(8.5)	—	(25.3)	—	—	(4.9)	(3.2)	(33.4)	(41.9)

Total	$61.6	$12.5	$20.1	$4.2	$(44.6)	$(4.9)	$3.6	$(9.1)	$52.5

(b)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the third quarter of 2008 increased by $7.0 million or 10.3%, to $74.8 million from $67.8 million in 2007 due to the Altivity Transaction, the improved pricing and $13.5 million of cost reduction initiatives. The impact of continuing cost reduction initiatives particularly benefited the Company’s paperboard mills and North American food and consumer carton plants, which initiatives consisted primarily of projects to minimize inflationary impact of throughput costs. These increases were partially offset by higher manufacturing costs as a result of several weather-related events and the previously announced temporary shutdown of the #2 coated board machine at the West Monroe, LA mill. Also impacting Income from Operations was inflation of $42.8 million primarily related to energy costs, mainly due to the price of natural gas ($14.3 million); chemical-based inputs ($12.4 million); fiber and outside board purchases ($8.7 million); labor and related benefits ($4.4 million); and freight ($4.0 million), partially offset by lower costs ($1.0 million). The Company believes that inflationary pressures, including higher costs for energy, fiber, wood, chemical-based inputs, and freight will continue to negatively impact its results.
Multi-wall Bag
The Company’s third quarter Income from Operations increased by $11.0 million compared to third quarter 2007 primarily as a result of the acquisition of the multi-wall bag segment in the Altivity Transaction, improved pricing and cost reduction initiatives. These increases were partially offset by inflation costs. The segment’s Income from Operations was attributable to volume primarily in the industrial plastics and bag packaging markets.
Specialty Packaging
The Company’s third quarter Income from Operations increased by $6.3 million compared to third quarter 2007 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction. The segment’s Income from Operations was attributable to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Corporate
The Company’s Loss from Operations from corporate in the third quarter of 2008 increased primarily due to Altivity Transaction-related expenses of $7.2 million, the inclusion of Altivity corporate expenses of $6.9 million, a $3.4 million increase in outside service fees for legal services as well as Six Sigma and Lean initiatives, and a net foreign currency loss of $4.9 million. In addition, the Company recorded $9.8 million of increased intangible amortization as a result of the Altivity Transaction.
FIRST NINE MONTHS OF 2008 COMPARED WITH FIRST NINE MONTHS OF 2007
Net Sales

	Nine Months Ended September 30,
				Percent
In millions	2008	2007	Increase	Change

Paperboard Packaging	$2,532.5	$1,760.3	$772.2	43.9%
Multi-wall Bag	391.2	59.0	332.2	N.M.	(a)
Specialty Packaging	108.0	—	108.0	N.M.	(a)

Total	$3,031.7	$1,819.3	$1,212.4	66.6%

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2007	Price	Volume/Mix		Exchange	Total	2008
			Acquisition	Organic

Paperboard Packaging	$1,760.3	$33.4	$698.6	$17.3	$22.9	$772.2	$2,532.5
Multi-wall Bag	59.0	4.3	325.1	2.8	—	332.2	391.2
Specialty Packaging	—	—	108.0	—	—	108.0	108.0

Total	$1,819.3	$37.7	$1,131.7	$20.1	$22.9	$1,212.4	$3,031.7

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first nine months of 2008 increased by $772.2 million, or 43.9%, to $2,532.5 million from $1,760.3 million in 2007 due to the Altivity Transaction, improved pricing across all product lines, as well as improved product mix in North American food and consumer cartons, beverage and Europe. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The improved product mix was primarily in the soft drink, retail carryout, cereal and dry foods product lines, as well as the introduction of new beer promotional items. This improved mix was partially offset by lower volume as a result of the Company exiting lower margin businesses and lower open market sales in Europe. North American beverage carton volumes increased due to the introduction of 18 multi-packs which were previously packaged in containerboard. Also contributing to the increase was favorable foreign currency exchange rates primarily with Europe, Japan, Australia, and Brazil.
Multi-wall Bag
The Company’s Net Sales in the first nine months increased by $332.2 million compared to the first nine months of 2007 as a result of the acquisition of the multi-wall bag segment in the Altivity Transaction, as well as improved pricing and volume. The Altivity sales were attributable to volume primarily in the industrial plastics and bag packaging market.
Specialty Packaging
The Company’s Net Sales in the first nine months increased by $108.0 million compared to the first nine months of 2007 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction. The sales were attributable to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Income (Loss) from Operations

	Nine Months Ended September 30,
			Increase	Percent
In millions	2008	2007	(Decrease)	Change

Paperboard Packaging	$216.3	$136.0	$80.3	59.0%
Multi-wall Bag	27.3	4.1	23.2	N.M.	(a)
Specialty Packaging	10.0	—	10.0	N.M.	(a)
Corporate	(113.7)	(26.7)	(87.0)	N.M.	(a)

Total	$139.9	$113.4	$26.5	23.4%

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2007	Price	Volume/Mix		Inflation	Exchange	Other(b)	Total	2008
			Acquisition	Organic

Paperboard Packaging	$136.0	$33.4	$59.7	$7.3	$(90.2)	$1.7	$68.4	$80.3	$216.3
Multi-wall Bag	4.1	4.3	21.7	0.6	(4.5)	—	1.1	23.2	27.3
Specialty Packaging	—	—	10.0	—	—	—	—	10.0	10.0
Corporate	(26.7)	—	(88.8)	—	—	(8.4)	10.2	(87.0)	(113.7)

Total	$113.4	$37.7	$2.6	$7.9	$(94.7)	$(6.7)	$79.7	$26.5	$139.9

(b)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first nine months of 2008 increased by $80.3 million or 59.0%, to $216.3 million from $136.0 million in 2007 due to the Altivity transaction, $38.2 million of continuing cost reduction initiatives, the improved pricing, and improved product mix especially in the soft drinks product line. The first nine months of 2007 included charges related to the continued infrastructure upgrades at the West Monroe, LA mill, accelerated depreciation for assets taken out of service due to efficiency improvements, and higher expenses in Europe, primarily relating to the start up costs for a new converting facility in France. These increases were partially offset by the previously announced temporary shutdown of the #2 coated board machine at the West Monroe, LA mill and inflationary pressures of $90.2 million. This inflation was primarily related to fiber and outside board purchases ($33.6 million); chemical-based inputs ($24.4 million); energy costs ($18.4 million), mainly due to the price of natural gas; labor and related benefits ($12.6 million); and freight ($6.3 million), partially offset by other lower costs ($5.1 million). The Company believes that inflationary pressures, including higher costs for energy, fiber, wood, chemical-based inputs and freight will continue to negatively impact its results.
Multi-wall Bag
The Company’s first nine months Income from Operations increased by $23.2 million compared to the first nine months of 2007 as a result of the acquisition of the multi-wall bag segment in the Altivity Transaction, the improved pricing (which was offset by inflation) and cost saving initiatives of $1.2 million. These increases were partially offset by inflation costs. The segment’s Income from Operations was attributable to volume primarily in the industrial plastics and bag packaging markets.
Specialty Packaging
The Company’s first nine months Income from Operations increased by $10.0 million compared to the first nine months of 2007 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction. The segment’s Income from Operations was attributable to volume primarily in the flexible packaging, heat transfer label and ink coating markets.
Corporate
The Company’s Loss from Operations from corporate in the first nine months of 2008 increased primarily due to Altivity Transaction-related expenses of $24.8 million and the inclusion of Altivity Corporate expenses of $30.0 million. In addition, the Company recorded $24.4 million of expense related to the step-up in inventory basis to fair value and $20.1 million of increased intangible amortization as a result of the Altivity Transaction. These expenses were offset by a favorable $10.4 million mark to market adjustment for an interest rate swap and lower compensation expense of $14.8 million, partially offset by a net foreign currency loss of $8.4 million. The swap was assumed in the Altivity Transaction. The first nine months of 2007 were positively impacted by the reversal of a $3.0 million liability recorded at the time of the merger of GPII and Riverwood Holdings, Inc. in 2003.

Interest Income
Interest Income increased to $1.0 million in the first nine months of 2008 from $0.3 million in the first nine months of 2007 primarily due to higher average balances in cash equivalents.
Interest Expense
Interest Expense was $158.2 million and $127.8 million in the first nine months of 2008 and 2007, respectively. Interest Expense increased due to the additional debt acquired as a result of the Altivity Transaction. As of September 30, 2008, approximately 27% of the Company’s total debt was subject to floating interest rates, after considering interest rate swaps.
Income Tax Expense
During the first nine months of 2008, the Company recognized Income Tax Expense of $25.0 million on (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates of $17.3 million. During the first nine months of 2007, the Company recognized Income Tax Expense of $19.1 million on (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates of $23.6 million. Income Tax Expense for the first nine months of 2008 and 2007 was primarily due to the noncash expense of $21.5 million and $14.6 million, respectively, associated with the amortization of goodwill for tax purposes and in 2007, an increase in a liability related to a judgment received in a Swedish tax court.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $1.2 million the first nine months of 2008 and $0.7 million in the first nine months of 2007 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
Altivity Transaction
On March 10, 2008, the businesses of GPC and Altivity were combined in a transaction accounted for under SFAS No. 141. Altivity was the largest privately-held producer of folding cartons and a market leader in all of its major businesses, including coated-recycled boxboard, multi-wall bag and specialty packaging. Altivity operated six recycled boxboard mills and 51 consumer product packaging facilities in North America.
On March 5, 2008, the United States Department of Justice issued a Consent Decree that required the divesture of two mills, as a condition of the Altivity Transaction. On July 8, 2008, GPII signed an agreement with an affiliate of Sun Capital Partners, Inc. to sell two coated-recycled boxboard mills as required by the Consent Decree. The sale of the mills was completed on September 17, 2008. The mills that were sold are located in Philadelphia, Pennsylvania and in Wabash, Indiana.
In connection with the Altivity Transaction, all of the equity interests in BCH were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, or approximately 40.6 percent of the Company’s outstanding shares of common stock. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in BCH were contributed to GPHC’s primary operating company, GPII.
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

In millions

Purchase Price	$762.8
Acquisition Cost	30.3
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.7

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	263.7
Prepaids	13.1
Property, Plant and Equipment	636.1
Intangible Assets	561.1
Other Assets	4.7

Total Assets Acquired	1,720.1

Current Liabilities, Excluding Current Portion of Long Term Debt	252.7
Pension and Postemployment Benefits	32.8
Other Noncurrent Liabilities	31.2

Total Liabilities Assumed	316.7

Net Assets Acquired	1,403.4

Goodwill	557.3

Total Estimated Fair Value of Net Assets Acquired	$1,960.7

As of September 30, 2008, the preliminary purchase accounting is still subject to final adjustment and could change in subsequent periods. The Company has not finalized its review of all Altivity environmental and tax matters and other liabilities. The Company has plans to close certain facilities and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 11 – Restructuring Reserves.
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
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at September 30, 2008	$404.8	$60.9	$91.6	$557.3

The Company expects to amortize approximately $440 million of goodwill for tax purposes through the year 2021.
The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreement	8.2
Trademarks and Patents	7.5
Lease and Supply Contracts	(1.0)

Total Fair Market Value of Intangible Assets	$561.1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

Net Sales	$1,165.7	$1,129.0	$3,422.8	$3,314.5
Net Income (Loss)	(7.0)	20.0	(24.0)	(50.3)
Income (Loss) Per Share - Basic	(0.02)	0.05	(0.07)	(0.15)
Income (Loss) Per Share - Diluted	(0.02)	0.06	(0.07)	(0.15)

Restructuring Reserves
In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves were established for employee severance and benefit payments, equipment removal and facility closure costs. These restructuring reserves were established in accordance with the requirement of Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and were considered liabilities assumed in the Altivity Transaction. The Company has announced the closure of four Altivity facilities and has committed to six additional plant closures.  The restructuring activities are expected to be substantially completed by December 31, 2010.
In addition, during the third quarter 2008, the Company announced the closure of a GPC facility. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activitie.” The amount of termination benefits recorded in the third quarter of 2008 was $0.8 million within Selling, General, and Administrative expense.
The following table summarizes the transactions within the restructuring reserves which are included in Other Accrued Liabilities and Other Noncurrent Liabilities as of September 30, 2008:

	Severance and	Facility	Equipment
In millions	Benefits	Closure Costs	Removal	Total

Establish Reserves	$7.0	$8.5	$1.8	$17.3
Cash Payments	(0.2)	—	(0.1)	(0.3)

Balance at June 30, 2008	$6.8	$8.5	$1.7	$17.0

Additions to Reserves	8.3	1.5	0.1	9.9
Cash Payments	(4.6)	(0.3)	(0.2)	(5.1)

Balance at September 30, 2008	$10.5	$9.7	$1.6	$21.8

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The amount of accelerated depreciation recorded in the third quarter of 2008 was $2.6 million and $3.1 million year to date.

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
In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. During the third quarter of 2007, the Company recognized an impairment charge of $25.2 million relating to GP-Sweden. The Company’s plan to sell the operations led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. The impairment charge is reflected as a component of Loss from Discontinued Operations, Net of Taxes on the Condensed Consolidated Statements of Operations.
During the third quarter of 2008, the Company determined an additional $0.9 million environmental reserve related to GP-Sweden was necessary and recorded this in discontinued operations within the Company’s Condensed Consolidated Statement of Operations. See Note 6 – Environmental and Legal Matters.
The long-lived assets of GP-Sweden comprise operations and cash flows that can be distinguished from the rest of the Company. Since these cash flows will be eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented.
See Note 13 – Discontinued Operations in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
     Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

Net Sales	$—	$25.3	$—	$78.1
Loss from Discontinued Operations, Net of Taxes	(0.9)	(29.0)	(0.9)	(31.9)

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
Cash Flows
Cash provided by operating activities in the first nine months of 2008 totaled $42.8 million, compared to $44.4 million in 2007. The decrease was due to higher pension contributions and a decrease in working capital, partially offset by higher net income as adjusted for non-cash items such as depreciation and amortization and, in 2007, the $25.2 million impairment charge and the $9.5 million loss on early extinguishment of debt. The decrease in working capital was primarily due to a decrease in accounts payable due to timing and a decrease in other non-current liabilities due to accelerated vesting of restricted stock units and other payments triggered by the change of control resulting from the Altivity Transaction, partially offset by higher debt interest accruals resulting from higher average debt balances.
Cash used in investing activities in the first nine months of 2008 totaled $80.8 million, compared to $64.2 million in 2007. The increase in cash usage was due primarily to higher capital expenditures in the first nine months of 2008 (see discussion in Capital Investment section below) and the payment of $30.3 million in acquisition related fees. This increase was partially offset by the Altivity Transaction through which the Company acquired $60.2 million of cash, as well as the proceeds from the sale of the two mills located in Philadelphia, Pennsylvania and in Wabash, Indiana.
Cash provided by financing activities in the first nine months in 2008 totaled $190.5 million, compared to $24.7 million in 2007. This increase was due to higher net borrowings under the Company’s revolving credit facilities and higher debt proceeds, partially offset by higher debt payments and higher debt issuance costs.
In light of the unprecedented and continuing volatility in the credit and securities markets during the third quarter of 2008, the Company borrowed $150.0 million under its revolving credit facility to provide sufficient cash to meet its liquidity needs for the foreseeable future. The Company then invested such amount in short-term investments that are fully collateralized by U.S. Treasury securities.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. The Company believes that cash generated from operations, together with the amounts available under the revolving credit facility will be adequate to meet its debt service, capital expenditures, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company has exposure to many companies in the financial services industry, particularly commercial and investment banks who participate in its revolving credit facility and who are counterparties to the Company’s interest rate swaps and natural gas and currency hedges. The failure of these financial institutions, or their inability or unwillingness to fund the Company’s revolving credit facility or fulfill their obligations under swaps and hedges could have a material adverse affect on the Company’s liquidity position.
On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at rates of either LIBOR plus 225 basis points or prime plus 125 points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The Company continuously monitors the spread between LIBOR and prime to ensure the most economic decision. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The Company’s obligations under the new Credit Agreement are collateralized by substantially all of the Company’s domestic assets.

In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financing costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Condensed Consolidated Statement of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs.
On March 10, 2008, the Company entered into Amendment No.1 and Amendment No.2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility will remain in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. The Company has interest rate swaps covering approximately 63% of its variable rate debt. In connection with the new term loan and revolver increase, the Company recorded approximately $16 million of deferred financing costs.
Long-Term Debt consisted of the following:

	September 30,	December 31,
In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (4.79% at September 30, 2008) payable through 2014	1,000.3	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.98% at September 30, 2008) payable through 2014	1,182.5	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (5.81% at September 30, 2008) payable in 2013	214.7	11.0
Other	0.8	1.0

	3,248.3	1,872.0
Less, current portion	0.5	0.2

Total	$3,247.8	$1,871.8

At September 30, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$214.7	$149.2
International Facilities	15.3	5.7	9.6

Total	$415.3	$220.4	$158.8

(a)	In accordance with its debt agreements, the Company’s availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $36.1 million as of September 30, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.
Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes (“the Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements will be subject to future economic conditions including the credit markets and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies, as well as conditions across the financial services industry.
Effective as of September 30, 2008, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.
Covenant Restrictions
The Credit Agreement and the indentures governing the Notes limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company and disruptions in the credit market, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
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

Maximum Consolidated Secured
Leverage Ratio

January 1, 2008 - September 30, 2008	5.25 to 1.00
October 1, 2008 - September 30, 2009	5.00 to 1.00
October 1, 2009 and thereafter	4.75 to 1.00

(a)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated net interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, any income or loss accounted for by the equity method of accounting, and projected run rate cost savings, prior to or within a twelve month period.
At September 30, 2008, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
     Consolidated Secured Leverage Ratio — 3.58 to 1.00
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
Credit Agreement EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), and is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Credit Agreement EBITDA should be considered in addition to results prepared in accordance with U.S. GAAP, but should not be considered a substitute for or superior to U.S. GAAP results. In addition, our Credit Agreement EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate Credit Agreement EBITDA in the same manner as we do.
The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended September 30, 2008 are listed below:

Twelve Months Ended
In millions	September 30, 2008(a)

Pro Forma Net Loss	$(86.0)
Income Tax Expense	31.1
Interest Expense, Net	246.5
Depreciation and Amortization	287.7
Dividends Received, Net of Earnings of Equity Affiliates	(1.4)
Non-Cash Provisions for Reserves for Discontinued Operations	(4.5)
Other Non-Cash Charges	27.2
Merger Related Expenses	71.4
Gains/Losses Associated with Sale/Writedown of Assets	0.1
Other Non-Recurring/Extraordinary/Unusual Items	36.6
Projected Run Rate Cost Savings	60.9

Credit Agreement EBITDA	$669.6

As of
In millions	September 30, 2008

Short Term Debt	$6.2
Long Term Debt	3,247.8

Total Debt	$3,254.0
Less Adjustment (b)	856.4

Consolidated Secured Indebtedness	$2,397.6

(a)	As defined by the Credit Agreement, this calculation includes the historical results of Altivity for the last twelve months.

As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million.

As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $60.9, or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended September 30, 2008. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

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
Capital Investment
The Company’s capital investment in the first nine months of 2008 was $126.4 million (including $28.2 million for Altivity since the acquisition), compared to $61.6 million in the first nine months of 2007. During the first nine months of 2008, the Company had capital spending of $94.9 million for improving process capabilities, $15.0 million for capital spares and $16.5 million for manufacturing packaging machinery.
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
At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. During the third quarter 2008, the Company paid $2.9 million which reduced the reserve. The Company also determined that additional remediation of the site would be required by the County Administrative Board and recorded an addition of $0.9 million to the reserve. The reserve was recorded in discontinued operations within the Company’s Condensed Consolidated Statement of Operations.
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
Total capital investment for 2008 is expected to be between approximately $180 million and $200 million and is expected to relate principally to the Company’s process capability improvements, maintaining compliance with environmental laws and regulations, achieving manufacturing cost reductions, producing packaging machinery and acquiring capital spares.

The Company also expects the following in 2008:
•	Interest expense of $218 million to $228 million, including approximately $8 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Accelerated cash flow in the fourth quarter bringing debt reduction of $110 million to $130 million since the Altivity Transaction.

•	Pension plan contributions of $56 million.

•	Permanent shutdown of the #2 paper machine in West Monroe, Louisiana in the fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2008, except for the Altivity Transaction resulting in additional debt for which the variable interest rate is being hedged consistent with the Company’s other variable rate debt. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 11 in Notes to Consolidated Financial Statements in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is likely to affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in GPC’s Form 10-K for the year ended December 31, 2007, except that the risk that the Company will not complete its transaction with Altivity is no longer applicable as the transaction closed on March 10, 2008.
In addition, the Company is subject to the following additional risk factor.
In light of the continuing volatility in the financial services industry, the Company’s reliance on a large number of financial institutions for a significant portion of its cash requirements could adversely affect the Company’s liquidity and cash flow.
The credit and securities markets have exhibited extreme volatility and disruption throughout 2008. The Company has exposure to many companies in the financial services industry, particularly commercial and investment banks who participate in its revolving credit facility and who are counterparties to the Company’s interest rate swaps and natural gas and currency hedges. The failure of these financial institutions, or their inability or unwillingness to fund the Company’s revolving credit facility or fulfill their obligations under swaps and hedges could have a material adverse affect on the Company’s liquidity position and cash flow.
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
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	November 5, 2008

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2008

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 5, 2008