Form 10-K
period 2008-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2009-03-04
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State of incorporation)	(I.R.S. employer identification no.)

814 Livingston Court, Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

(770) 644-3000

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights Associated with the Common Stock

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2008 was $154.9 million.

As of February 27, 2009, there were approximately 342,568,704 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding the effect of contractual price escalators and price increases for coated paperboard and cartons, inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, depreciation and amortization, interest expense, debt reduction and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained herein under Item 1A., “Risk Factors.”

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of paperboard packaging solutions for a wide variety of products to multinational food, beverage and other consumer products companies. Additionally, the Company is one of the largest producers of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled boxboard, and multi-wall bag. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to customer service.

The Company focuses on providing a range of paperboard packaging products to major companies with well-recognized brands. Its customers generally have prominent market positions in the beverage, food and other consumer products industries. The Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company has long-term relationships with major companies, including Kraft Foods, Inc., Anheuser-Busch, Inc., General Mills, Inc., SABMiller plc., Molson Coors Brewing Company, Nestlé Group, Kellogg Company, Unilever, The Schwan Food Company, Perseco, Kimberly-Clark, Proctor and Gamble, Nestlé Purina PetCare Company, Purina Mills, LLC and numerous Coca-Cola and Pepsi bottling companies.

The Company’s packaging products are made from a variety of grades of paperboard. The Company makes most of its packaging products from coated unbleached kraft (“CUK”), coated recycled board (“CRB”), and uncoated recycled board (“URB”) that the Company produces at its mills. The remaining portion is produced from paperboard, primarily solid bleached sulfate (“SBS”), purchased from external sources. The Company is a leading supplier of multi-wall bags and, in addition to a full range of products, provides customers with value-added graphical and technical support, customized packaging equipment solutions and packaging workshops to help educate customers. The Company’s specialty packaging includes flexible packaging, labels and ink.

On March 10, 2008, the business of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC (“Altivity”) were combined through a series of transactions. A new publicly-traded parent company, GPHC was formed and all of the equity interest in Bluegrass Container Holdings, LLC (“BCH”), Altivity’s parent company, were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, par value $0.01 per share. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in BCH were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. (“GPII”). Together, these transactions are referred to herein as the “Altivity Transaction.”

On March 5, 2008, the United States Department of Justice issued a Consent Decree that required the divesture of two mills as a condition of the Altivity Transaction. On July 8, 2008, GPII signed an agreement with an affiliate of Sun Capital Partners, Inc. to sell two coated recycled boxboard mills as required by the Consent Decree. The sale of the mills was completed on September 17, 2008. The mills that were sold are located in Philadelphia, Pennsylvania and in Wabash, Indiana.

GPHC was incorporated on June 21, 2007 under the laws of the State of Delaware, under the name New Giant Corporation. GPHC did not conduct any material activities until after the closing of the Altivity Transaction. The former publicly traded parent company GPC (formerly known as Riverwood Holding, Inc.), was incorporated on December 7, 1995 under the laws of the State of Delaware. On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly-owned subsidiary of Riverwood Holding, Inc. (“Riverwood Holding”), with Riverwood Acquisition Sub LLC as the surviving entity (collectively referred to as the “Merger”). Riverwood

Acquisition Sub LLC then merged into Riverwood Holding, which was renamed Graphic Packaging Corporation.

The Company’s website is located at http://www.graphicpkg.com. The Company makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). The Company also makes certain investor presentations and access to analyst conference calls available through its website. The information contained or incorporated into the Company’s website is not a part of this Annual Report on Form 10-K.

As a result of the Altivity Transaction, the Company business segments were revised. The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging. Segment disclosures have been reclassified to conform to the new presentation for all periods presented. The Company operates in four geographic areas: the United States (“U.S.”)/North America, Central/South America, Europe and Asia Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 18 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

Paperboard Packaging

The Company’s paperboard packaging products deliver marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery, dispensing of product and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness, wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases as well as enhanced microwave heating performance.

The Company produces paperboard at its mills, prints, cuts and glues (“converts”) the paperboard into folding cartons at its converting plants and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company also installs its packaging machines at customer plants and provides support, service and advanced performance monitoring of the machines.

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its CUK, CRB and URB, as well as other grades of paperboard that are purchased from third-party suppliers. The Company produces cartons using diverse structural designs and combinations of paperboard, films, foils, metallization, holographics, embossing and other characteristics that are tailored to the needs of individual products. The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, energy drinks, water and juices;

•	food, including cereal, desserts, frozen, refrigerated, microwavable foods and pet foods;

•	prepared foods, including snacks, quick-serve foods for restaurants and food service products; and

•	household products, including dishwasher and laundry detergent, health care and beauty aids, and tissues and papers.

For its beverage customers, the Company supplies beverage cartons in a variety of designs and formats, including 4, 6, 8, 12, 18, 20, 24, 30 and 36 unit multi-packs. Its proprietary high-speed beverage packaging machines package cans, bottles and other beverage containers into its beverage cartons. The Company believes the use of such machines creates “pull-through” demand for its cartons, which in turn creates demand for its CUK. The Company seeks to increase the customers’ use of its integrated packaging solutions in order to improve its revenue opportunities, enhance customer relationships, provide customers with greater packaging line and supply chain efficiencies and overall cash benefits, and expand opportunities for the Company to provide value-added support and service. The Company enters into annual or multi-year carton supply contracts with its customers, which generally require the customer to purchase a fixed portion of its carton requirements from the Company.

The Company’s packaging applications meet the needs of its customers for:

Strength Packaging.  Through its application of materials and package designs, the Company provides sturdiness to meet a variety of packaging needs, including tear and wet strength, puncture resistance, durability and compression strength (providing stacking strength to meet store display packaging requirements). The Company achieves such strength characteristics through combinations of paperboard and film laminates tailored on a product-by-product basis. The Company’s patented Z-Flute® carton is a key component of the Company’s strength packaging portfolio. Z-Flute offers customers the strength of corrugate with the performance characteristic of a folding carton due to the strategic location of reinforcing paperboard strips.

Promotional Packaging.  The Company offers a broad range of promotional packaging options that help differentiate its customers’ products. The Company provides products designed to enhance point-of-purchase and marketing opportunities through package shapes, portability, metallization, holographics, embossing and micro-embossing, brilliant high-tech inks, specialized coatings, hot-stamp metal foil surfaces, in-pack and on-pack customized promotions, inserts, windows and die-cuts. These promotional enhancements improve brand awareness and visibility on store shelves.

Convenience Packaging.  These packaging solutions improve package usage and food preparation:

•	beverage multiple packaging — Fridge Vendor® and 4, 6, 8, 12, 18, 20, 24, 30 and 36 unit multi-packs for beer, soft drinks, energy drinks, water and juices;

•	active microwave technologies — MicroRite®, Microrite Technology Browns, Crisps, Cooks Evenlytm, Qwik Crisp® trays, Quilt Wavetm and MicroFlex® Q substrates that improve the preparation of foods in the microwave;

•	easy opening and closing features — pour spouts and sealable liners; and

•	IntegraPaktm— the Company’s alternative to traditional “bag-in-box” packaging.

Barrier Packaging.  The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors. Its barrier technologies integrate a variety of specialized laminate and extruded film layers, metallized package layers, package sealing, applied coatings and other techniques — all customized to specific barrier requirements.

Converting Operations

The Company converts CUK and CRB, as well as other grades of paperboard, into cartons at carton converting plants that the Company operates in the U.S., Canada, Mexico, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark, contract converters and at licensees in other markets outside the U.S. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications. These plants utilize roll-fed web-printing presses with in-line cutters and sheet-fed printing presses to print and cut paperboard. Printed and cut cartons are in turn frequently glued and then shipped to the Company’s customers.

Converting plants in the U.S. are dedicated to converting paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. The presses at these converting plants have high cutting and printing speeds, thereby reducing the labor hours per ton of cartons produced for the high-volume U.S. market. The Company’s international converting plants convert paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. These converting plants outside of the U.S. are designed to meet the smaller volume orders of these markets.

Paperboard Production

The following pro forma data assumes that the acquisition of Altivity and the sale of the mills in Philadelphia, Pennsylvania and Wabash, Indiana occurred on January 1, 2008. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results:

			2008 Net Tons
Location	Product	# of Machines	Produced

West Monroe, LA	CUK	2	709,000
Macon, GA	CUK	2	552,000
Kalamazoo, MI	CRB	2	400,000
Battle Creek, MI	CRB	2	151,000
Middletown, OH	CRB	1	142,000
Santa Clara, CA	CRB	1	126,000
Pekin, IL	URB	1	33,000
West Monroe, LA	Containerboard	2	173,000

The Company expects to consume most of its coated board output in its carton converting operations, which is an integral part of its low-cost converting strategy. In 2008, excluding containerboard, 78% of mill production was consumed internally.

CUK Production.  The Company is the larger of two worldwide producers of CUK. CUK is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications.

CUK is manufactured from blends of pine fibers and, in some cases, recycled fibers, primarily clippings from its converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases or the Company’s long-term purchase contract with Plum Creek Timber Company, L.P. See “Raw Materials.” Wood chips are chemically treated to form softwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard (paperboard used in the beverage industry’s multi-pack cartons), chemicals are added to increase moisture resistance. The pulp is then processed through the mill’s paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and a coating section. Coating on CUK, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade on the print side of the paperboard. After the CUK is coated, it is wound into rolls, which are then shipped to the Company’s converting plants or to outside converters.

CRB Production.  CRB is manufactured entirely from recycled fibers, primarily old corrugated containers (OCC), doubled lined kraft cuttings from corrugated box plants (DLK), old newspapers (ONP), and box cuttings. The recycled fibers are re-pulped, formed on paper machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics.

URB Production.  URB is an uncoated 100% recycled paperboard used in the manufacture of chipboard for folding cartons, gift boxes, trays and file folders; and tube stock for manufacture of tubes, cores, cans and composite containers.

Containerboard.  The Company manufactures containerboard — corrugating medium and kraft paper — for sale in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks.

Packaging Design and Proprietary Packaging Machinery

The Company has research and design centers located in Marietta, Georgia; Golden, Colorado; Concord, New Hampshire; Menasha, Wisconsin; West Monroe, Louisiana; Carol Stream, Illinois; Valley Forge, Pennsylvania; Irvine, California; and Mississauga, Ontario, Canada. At these centers, the Company designs, tests and manufactures prototype packaging for consumer products packaging applications. The Company designs and tests packaging machinery at its product development centers, including full size pilot lines. The Company also utilizes a network of computer equipment at its converting facilities to provide automated computer-to-plate graphic services designed to improve efficiencies and reduce errors associated with the pre-press preparation of printing plates. At the Company’s microwave laboratories, the Company designs, tests and reports food performance as part of full-service, turn-key microwave solutions for its food customers.

The Company has broad technical expertise in chemistry, paper science, microwave engineering, mechanical engineering, physics, electrical engineering, and food science. This experience base, along with food technologists and investment in sample line equipment, enables the Company to rapidly design and test prototypes to help its customers develop, test and launch successful microwaveable food products into the market.

The Company’s engineers create and test packaging designs, processes and materials based on market and customer needs, which are generally characterized as enhanced stacking or tear strength, promotional or aesthetic appeal, consumer convenience or barrier properties. Concepts go through a gated review process through their development to ensure that resources are being focused on those projects that are most likely to succeed commercially. The Company also works to refine and build on current proprietary materials, processes and designs.

At the Company’s product development center in Marietta, Georgia, the Company integrates carton and packaging machinery designs from a common database, balancing carton manufacturing costs and packaging line performance. The Company also manufactures and designs packaging machines for beverage multiple packaging and other multi-pack consumer products packaging applications at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years.

The Company employs a “pull-through” marketing strategy for its multiple packaging customers, the key elements of which are (1) the design and manufacture of proprietary packaging machines capable of packaging plastic and glass bottles, cans and other primary containers, (2) the installation of the machines at customer locations under multi-year machinery use arrangements and (3) the development of proprietary cartons with high-resolution graphics for use on those machines. The Company continues to innovate in new machinery development and design to offer customers the latest packaging machinery technology to meet their changing needs.

Multi-wall Bag

The Company’s multi-wall bag business is the leading supplier of multi-wall bags in North America. The Company operates 12 multi-wall bag plants that print, fold and glue paper into bag packaging. The Company and its predecessors have made significant investments to install state-of-the-art equipment at major plants to expand the business’s ability to manufacture a full range of products.

The Company also provides multi-wall bag customers with value-added graphical and technical support, customized packaging equipment solutions and packaging workshops to help educate customers. These operations are supported by trademarks such as Cap-Sac®, Kitchen Master®, Peel Pak®, Soni-Lok®, Soni-Seal®, and The Yard Master®.

The Company’s multi-wall bag facilities are strategically located throughout the U.S., allowing it to provide a high level of service to customers, minimize freight and logistics costs, improve order turnaround times and improve supply chain reliability. Furthermore, with relatively comparable manufacturing lines in each of the major facilities, the Company has the capacity and the flexibility to manufacture all of its primary multi-wall bag product lines at each location.

The Company’s multi-wall bag business had traditionally provided packaging for low-cost, bulk-type commodity products. However, with the continuing evolution of materials management, bag construction, and distribution systems, the Company has gained access to end-markets in which higher-value products are now being packaged in multi-wall bags. Key end markets include food and agriculture, building materials, chemicals, minerals and pet care. For example, today’s applications include custom-designed barriers (caustic soda), variable package sizes for varying product weights and increasingly higher quality graphics for enhanced consumer appeal. The business provides customers in a wide variety of end-markets with high-end graphical printing solutions that enable the Company to grow with its customers.

Specialty Packaging

The Company’s specialty packaging business includes flexible packaging, labels and ink.

Flexible Packaging

The Company’s flexible packaging business operates five modern and technologically competitive manufacturing plants in North America and produces products such as shingle wrap, batch inclusion bags and film, retort pouches (such as meals ready to go), medical test kits and transdermal patch overwraps, multilayer laminations for hard-to-hold products (such as iodine) and plastic bags and films for building materials (such as ready-mix concrete). These plants offer flexographic and rotogravure printing, thermoforming and barrier coating, mono layer and co-extruded films, extrusion lamination, adhesive lamination both stand alone and in-line with flexographic printing, polyethylene bags and rolls, shipping sacks and valve bags.

The Company’s flexible packaging business has an established position in end-markets for food products, pharmaceutical and medical products, personal care, industrial, pet food and pet care products, horticulture, military and commercial retort pouches and shingle wrap. With the capacity to extrude up to seven layers of multi-layer films and state-of-the-art printing capabilities, the business is ideally positioned to service a variety of niche flexible packaging applications such as stand-up pouches, condiment containers for the fast food industry and plastic valve for shipping sacks. Approximately 17% of the plastics produced is consumed internally.

Labels

The Company’s label business focuses on two segments, heat transfer labels and lithographic labels.

The Company operates three dedicated label plants. These facilities feature state-of-the-art lithographic, rotogravure, flexographic and digital printing, including eight color sheet-fed and up to eleven color roll-to-roll equipment which produce cut and stack, in-mold, roll fed and heat transfer labels. The label business provides customers with high quality labels utilizing multiple technology applications, such as DI-NA-CAL®. The DI-NA-CAL heat transfer offering includes a full system solution offering of both labels and the most advanced application equipment manufactured today.

The Company’s labels business produces labels for: food, beverage, pharmaceutical, automotive, household and industrial products, detergents, and the health and beauty markets.

Ink

The Company’s ink business operates three manufacturing plants in North America. Approximately 40% of the ink produced is consumed internally by the converting facilities.

Joint Ventures

To market machinery-based packaging systems, the Company is a party to joint ventures with Rengo Riverwood Packaging, Ltd. (in Japan) and Graphic Packaging International — Schur A/S (in Denmark), in

which it holds a 50% and 60% ownership interest, respectively. The joint venture agreements cover CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its paperboard and paperboard-based products principally to multinational brewers, soft drink bottlers, food companies, and other well-recognized consumer products companies. It also sells paperboard in the open market to independent and integrated paperboard converters.

The Company’s major customers for beverage cartons include Anheuser-Busch, Inc., SABMiller plc, Molson Coors Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Inbev, Kirin, and Asahi Breweries. The Company also sells beverage paperboard in the open market to independent converters, including licensees of its proprietary carton designs, for the manufacture of beverage cartons.

The Company’s non-beverage consumer products packaging customers include Kraft Foods, Inc., General Mills, Inc., Nestlé Group, Unilever, PepsiCo, Inc., Kellogg Company, The Schwan Food Company, Perseco, Kimberly-Clark, and The Proctor & Gamble Company. It also sells its paperboard to numerous independent and integrated converters who convert the paperboard into cartons for consumer products. The Company has long-standing relationships with a number of major independent and integrated converters who have agreed to purchase a significant portion of their paperboard requirements from the Company and to assist the Company in customer development efforts and who use the Company’s products to grow the market for paperboard.

Distribution is primarily accomplished through direct sales offices in the U.S., Australia, Brazil, China, Denmark, Germany, Italy, Japan, Mexico, Spain, and the United Kingdom and, to a lesser degree, through broker arrangements with third parties. The Company’s selling activities are supported by its technical and developmental staff.

With its industry leadership position and complete product and services capabilities, the Company’s multi-wall bag business has developed longstanding relationships with customers ranging from small, regionally focused companies to large blue-chip consumer and industrial companies. The Company’s customers rely on their strategic partnership with the Company to provide innovative and customized product solutions. The Company’s multi-wall bag customers include Nestlé Purina PetCare Company, and Purina Mills. LLC.

The flexible packaging business unit has an established position in end-markets for food and foodservice, pharmaceutical and medical, personal care, industrial, pet and pet care products, horticulture and military and commercial retort pouches. The majority of the business’s sales are derived from broader industrial applications.

The label business has a broad base of well-recognized industrial and consumer clients, such as Kraft Foods.

During 2008, the Company did not have any one customer who represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. The Company’s primary competitors include Caraustar Industries, Inc., International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, R.A. Jones & Company, Inc., Rock-Tenn Company, and Cascades Inc. There are only two major producers in the U.S. of CUK, MeadWestvaco Corporation and the Company. The Company faces significant competition in its CUK business from MeadWestvaco, as well as from other packaging materials manufacturers. Like the Company, MeadWestvaco produces and converts CUK, designs and places packaging machines with customers and sells CUK in the open market.

In beverage multiple packaging, cartons made from CUK compete with substitutes such as plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging are typically priced lower than CUK, the Company believes that cartons made from CUK offer advantages over these materials in areas such as distribution, high quality graphics, carton designs, package performance, package line speed, environmental friendliness and design flexibility.

In non-beverage consumer products packaging, the Company’s paperboard competes principally with MeadWestvaco’s CUK, as well as CRB and SBS from numerous competitors and, internationally, folding boxboard and white-lined chip. CUK and CRB have generally been priced in a range that is lower than SBS board. There are a large number of producers in the paperboard markets, which are subject to significant competitive and other business pressures. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

The Company’s multi-wall business competes with Hood Packaging Corporation, Exopack, LLC, Bemis Company, Inc., Mondi Group, and Mid-America Paper Recycling Co. Additionally, the Company faces increasing competition from products imported from Asia and South America.

The U.S. converted flexible packaging industry is highly fragmented, comprising over 500 companies operating 800 converting facilities. Participants range from small, private companies to multinational firms.

Raw Materials

Paperboard Packaging

Pine pulpwood, paper and recycled fibers (including DLK and OCC) and energy used in the manufacture of paperboard, as well as poly sheeting, plastic resins and various chemicals used in the coating of paperboard represent the largest components of the Company’s variable costs of paperboard production. The cost of these materials is subject to market fluctuations caused by factors largely beyond the Company’s control.

The Company relies on private landowners and the open market for all of its pine pulpwood and recycled fiber requirements, supplemented by CUK clippings that are obtained from its converting operations. The Company is a party to a 20-year supply agreement, expiring in 2016, with Plum Creek Timber Company, L.P., with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe mill’s requirements for pine pulpwood and residual chips. An assignee of Plum Creek supplies residual chips to the Company pursuant to this supply agreement. The Company purchases the remainder of the wood fiber used in CUK production at the West Monroe mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe mill.

The Macon mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company’s domestic converting plants as well as DLK and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient DLK or other recycled fibers for its Macon mill operations, which the Company purchases in part from brokers located in the eastern U.S. The Macon mill purchases substantially all of its pine pulpwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine pulpwood timber currently are available to meet its fiber needs at the Macon mill.

The Kalamazoo mill produces coated 100% recycled paperboard made primarily from OCC, ONP, and boxboard clippings. ONP and OCC recycled fibers are purchased through brokers at market prices and, less frequently, purchased directly from sources under contract. Boxboard clippings are provided by the Company’s folding carton converting plants and, to a lesser degree, purchased through brokers. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company has many sources for its fiber requirements and believes that the supply is adequate to satisfy its needs.

The coated and uncoated recycled board produced at the Battle Creek, Middletown, Santa Clara, and Pekin mills are made from 100% recycled fiber. The Company has historically procured the majority of its recycled fiber through a supply agreement with Smurfit-Stone Container Corporation. Starting in 2009, the Company intends to procure its recycled fiber from both Smurfit-Stone Container Corporation and local independent fiber suppliers. The internalization of the Company’s recycled fiber procurement function is expected to enable the Company to attain the lowest market price for its recycled fiber given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS. The Company purchases such paperboard requirements, including additional CRB and URB, from outside vendors. The majority of external board purchases are acquired through long term arrangements with major industry suppliers including Smurfit-Stone Container Corporation, MeadWestvaco Corporation, Georgia-Pacific LLC, International Paper Company, and Paperworks Industries.

Multi-wall Bag

The multi-wall bag operations use a combination of natural kraft, high performance, bleached, metallic and clay coated papers in its converting operations. The paper is supplied directly through North American paper mills, including Smurfit Stone Container Corporation, KapStone Kraft Paper Corporation, Georgia-Pacific LLC, Fraser Papers, Tolko Industries Ltd., and Canfor Corporation, under supply agreements that are typically reviewed annually.

Specialty Packaging

The flexible packaging group currently purchases the majority of its primary raw material of polyethylene resins or additives from Equistar Chemical Company, Dow Chemical Canada, Inc., AT Plastics, Inc., Nova Chemicals, Spartech Plastics and Pliant Corp. Other key material purchases include films, such as nylon, both saran coated and not, polyester film, metallized polyester film, polypropylene films for retort pouch packaging, aluminum foil, inks and adhesives that are secured through a variety of short and mid-term agreements.

The label group purchases its primary raw materials, which includes heat transfer papers and coated one-side and two-side papers from a limited number of suppliers. In addition, the group purchases wet strength and metallized paper for specific, niche label applications and shrink sleeve film substrates through short and mid-term agreements.

Other Raw Materials

The Company purchases a variety of other raw materials for the manufacture of its products, such as inks, aluminum foil, plastic filling, plastic resins, adhesives, process chemicals and coating chemicals such as kaolin and titanium dioxide. While such raw materials are generally readily available from many sources, and the Company is not dependent upon any one source of such raw materials, the Company has developed strategic long-standing relationships with some of its vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of raw materials that satisfies customer requirements.

Energy

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements, primarily at its U.S. mills through December 2009. The Company’s hedging program for natural gas is discussed in Note 10 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data.”

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2008 or 2007. The Company’s entire backlog at December 31, 2008 is expected to be shipped during the first quarter 2009.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the beverage multiple packaging markets, and in the late summer and early fall due to the seasonality of the folding carton business.

Research, Development and Engineering

The Company’s research and development staff works directly with its sales and marketing personnel to understand long term consumer and retailer trends and create new packaging solutions. These innovative solutions across the Company’s growth platforms provide the business and customers with differentiated packaging solutions. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials. The Company’s revolutionary Fridge Vendor carton, a horizontal beverage 12-pack that delivers cold beverages while conserving refrigerator space, is but one example of the Company’s successful projects involving both carton and machine design to introduce a new consumer-friendly package. This patented package has proven popular with consumers because it is convenient. Another award-winning package solution is the Company’s MicroRite even heating trays that are used for frozen entrees or side dishes that benefit from directing heat towards frozen food centers and deflecting heat from vulnerable food edges to emulate in the microwave the even baking delivered by the conventional oven. Qwik Crisp, MicroFlex Q and Quilt Wave complete the microwave product line. This new product line delivers conventional oven quality at microwave preparation speed and convenience to meet the needs of today’s consumers. The Company’s patented Z-Flute technology is a third area of innovation that is providing a growth vehicle for the business. Z-Flute technology provides the strength of a corrugate package with the performance characteristics of a folding carton due to the strategic lamination of paperboard strips.

Development efforts also include new product and innovation teams to assist in working with customers, sales, marketing and manufacturing to develop new package features; technical assistance to provide test programs for new or existing packages and product fitness for use and shelf life improvements; addressing customers’ questions related to the compliance of the Company’s products to federal, state and local regulations; production of samples for marketing evaluation, checking the package size or other evaluations; and assistance to identify and quantify the key characteristics of materials which affect product and packaging performance.

For more information on research and development expenses see Note 1 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

Patents and Trademarks

As of December 31, 2008, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,350 U.S. and foreign patents, with more than 900 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, microwave packaging technology, barrier protection packaging, multi-wall packaging manufacturing methods and multi-wall packaging machinery. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Z-Flute, Fridge Vendor, IntegraPak, MicroRite, Quilt Wave, Cap-Sac, DI-NA-CAL, Kitchen Master, Peel Pak, Soni-Lok, Soni-Seal, and The Yard Master. The Company takes significant steps to protect its intellectual property and proprietary rights. The Company does not believe that the expiration of any of its patents at the end of their normal lives will have a material adverse effect on its financial condition or results of operations, and the Company’s operations are not dependent upon any single patent or trademark.

Employees and Labor Relations

As of December 31, 2008, the Company had approximately 14,400 employees worldwide (excluding employees of joint ventures), of which approximately 52% were represented by labor unions and covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Certain employees in the U.S. are covered by collective bargaining agreements. The Company has contracts with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (“USW”), the Association of Western Pulp and Paper Workers (“AWPPW”), the International Brotherhood of Teamsters (“IBT”), International Association of Machinists (“IAM”), International Brotherhood of Firemen and Oilers (“IBFO”), United Food and Commercial Workers International Union (“UFCW”), International Union of Operating Engineers (“IUOE”), United Steelworkers Union (“USU”), and International Brotherhood of Electrical Workers (“IBEW”).

Name of
Type of Facility and Location	Union	Expiration of Agreement

Paperboard Mills:
Battle Creek, MI	IBT	April 2, 2010
Battle Creek, MI	IAM	April 2, 2010
Battle Creek, MI	IBEW	April 2, 2010
Battle Creek, MI	IUOE	April 2, 2010
Kalamazoo, MI	USW	January 25, 2011
Macon, GA(a)	USW	December 31, 2010
Middletown, OH	USU	May 31, 2009(b)
Pekin, IL	USU	October 31, 2009(b)
Santa Clara, CA	IBT	August 31, 2010
West Monroe, LA	USW	February 28, 2009(c)
Paperboard Packaging:
Atlanta, GA	IBT	September 15, 2013
Carol Stream, IL	IBT	December 31, 2009
Carol Stream, IL	IAM	May 2, 2011
Charlotte, NC	USW	August 12, 2009(b)
Cincinnati, OH	USW	January 31, 2010
Fort Wayne, IN	IBT	April 30, 2012
Fort Wayne, IN	IBT	February 19, 2011
Gordonsville, TN	USW	October 14, 2010
Greensboro, NC	IBT	November 15, 2009(b)
Irvine, CA	IBT	August 31, 2010
Kalamazoo, MI	IBT	July 31, 2010
Kalamazoo, MI	USW	January 25, 2011
Menasha, WI	IBT	June 30, 2009(b)
Menasha, WI	USW	October 31, 2008(c)
Morris, IL	USU	July 1, 2009(b)
Muncie, IN	IBT	October 8, 2011
Muncie, IN	UFCW	August 1, 2009(b)
Pacific, MO	IBT	July 31, 2011
Portland, OR	AWPPW	February 28, 2013
Renton, WA	IBT	February 28, 2011
Renton, WA	IBT	April 30, 2011
Santa Clara, CA	IBT	August 31, 2010
Solon, OH	USU	June 19, 2009(b)
Valley Forge, PA	IBFO	June 19, 2009(b)
Valley Forge, PA	USU	June 19, 2009(b)
Wausau, WI	IBT	June 30, 2009(b)
Wausau, WI	USW	October 31, 2008(c)
West Monroe, LA	USW	August 31, 2009(b)

Name of
Type of Facility and Location	Union	Expiration of Agreement

Multi-wall Bag:
Arcadia, LA	USU	March 31, 2009(b)
Cantonment, FL	USU	August 31, 2011
Cantonment, FL	USU	December 31, 2009(b)
Jacksonville, AR	USU	November 1, 2009(b)
Kansas City, MO	USW	October 31, 2011
Louisville, KY	IBT	October 10, 2009(b)
New Philadelphia, OH	USW	October 1, 2011
Salt Lake City, UT	IBT	June 15, 2010
Wellsburg, WV	USW	May 14, 2011
Specialty:
Bellwood/Riverdale, IL	IBT	June 30, 2011
Indianapolis, IN	IBT	June 30, 2011
Norwood, OH	USU	March 7, 2009(c)
St. Charles, IL	IBT	July 2, 2008(d)
St. Charles, IL	IBT	April 30, 2009(d)
St. Charles, IL	IBT	November 1, 2009(d)

Notes:

(a)	The International Association of Machinists and Aerospace Workers and the International Brotherhood of Electrical Workers represent certain maintenance employees at the Macon, GA mill who are covered by the same agreement that the Company has with USW.

(b)	The Company and Union expect to begin negotiations for a new agreement approximately 30 days before expiration.

(c)	The Company and Union are presently in negotiations for a new agreement.

(d)	Facility closing in the first quarter of 2009.

The Company’s international employees are represented by unions in Brazil, Canada, France, Mexico, Spain, and the United Kingdom.

Environmental Matters

The Company is subject to federal, state and local environmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. For additional information on the financial effects of such regulation and compliance, see “Environmental Matters” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A.	RISK FACTORS

The following risks could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in certain forward-looking statements:

The Company’s substantial indebtedness may adversely affect its financial health, its ability to obtain financing in the future, and its ability to react to changes in its business.

As of December 31, 2008, the Company had an aggregate principal amount of approximately $3.2 billion of outstanding debt. Because of the Company’s substantial debt, the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future. The Company is also exposed to the risk of increased interest costs because approximately $0.7 billion of its debt is at variable rates of interest. As such, a significant portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for other purposes. In 2009, the Company estimates it will pay between $210 million and $220 million in interest on its outstanding debt obligations.

Additionally, the Company’s Credit Agreement contains covenants that prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The covenants also require compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance.

The substantial debt and the restrictions under the Credit Agreement could limit the Company’s flexibility to respond to changing market conditions and competitive pressures, as well as its ability to withstand competitive pressures. The material outstanding debt obligations and the Credit Agreement restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

In light of the continuing volatility in the financial services industry, the Company’s reliance on a large number of financial institutions for a significant portion of its cash requirements could adversely affect the Company’s liquidity and cash flow.

The credit and securities markets exhibited extreme volatility and disruption throughout 2008. The Company has exposure to many companies in the financial services industry, particularly commercial and investment banks who participate in its revolving credit facility and who are counterparties to the Company’s interest rate swaps and natural gas and currency hedges. The failure of these financial institutions, or their inability or unwillingness to fund the Company’s revolving credit facility or fulfill their obligations under swaps and hedges could have a material adverse affect on the Company’s liquidity position and cash flow.

Reduced availability of credit may adversely affect the ability of some of the Company’s customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact the Company’s ability to timely collect receivables and to obtain raw materials and supplies.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Company’s financial results.

Availability of and increases in the costs of raw materials, including petroleum-based materials, the cost of energy, the cost of wood primarily for the West Monroe mill, transportation and other necessary services could have an adverse effect on the Company’s financial results. The Company is also limited in its ability to pass along such cost increases to customers due to contractual provisions and competitive reasons.

There is no guarantee that the Company’s efforts to reduce costs will be successful.

The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. The Company’s ability to implement successfully its business strategies and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. These strategies include the infrastructure and reliability improvements at the Company’s West Monroe mill. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans it may not be able to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact the Company’s financial condition and results of operations.

Approximately 52% of the Company’s workforce is represented by labor unions, whose goals and objectives may differ significantly from the Company’s. The Company may not be able to successfully negotiate new union contracts covering the employees at its various sites without work stoppages or labor difficulties. These events may also occur as a result of other factors. A prolonged disruption at any of the Company’s facilities due to work stoppages or labor difficulties could have a material adverse effect on its net sales, margins and cash flows. In addition, if new union contracts contain significant increases in wages or other benefits, the Company’s margins would be adversely impacted.

The Company may not be able to adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company’s future success and competitive position depend in part upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Fridge Vendor, IntegraPak, MicroFlex Q, MicroRite, Quilt Wave, Qwik Crisp, Z-Flute, and DI-NA-CAL technologies. Failure to protect the Company’s existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies’ intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company’s technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. Environmental liabilities and obligations may result in significant costs, which could negatively impact the Company’s financial condition and results of operations.

The Company’s operations outside the U.S. are subject to the risks of doing business in foreign countries.

The Company has several converting plants in 6 foreign countries and sells its products worldwide. For 2008, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 11% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2008, approximately 4% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results.

The Company is also subject to the following significant risks associated with operating in foreign countries:

•	adverse political and economic conditions;

•	compliance with and enforcement of environmental, health and safety and labor laws and other regulations of the foreign countries in which the Company operates;

•	export compliance;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•	imposition or increase of investment and other restrictions by foreign governments.

If any of the above events were to occur, the Company’s financial position, results of operations or cash flows could be adversely impacted, possibly materially.

The anticipated benefits of combining the operations of the Company and Altivity may not be fully realized, and the Company may face difficulties integrating Altivity’s operations.

The Company and BCH entered into the Altivity Transaction with the expectation that the transaction would result in various benefits, including, among other things, cost synergies and operating efficiencies. However, the achievement of the anticipated benefits of the transaction, including the cost synergies, cannot be assured or may take longer than expected. In addition, the Company may not be able to integrate Altivity’s operations with the Company’s existing operations without encountering difficulties, including:

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

These risks may be exacerbated by the fact that Altivity is the result of the combination of the Smurfit-Stone Container Corporation’s Consumer Packaging Division and the Field Companies in 2006. As a result of these risks, the Company may not be able to realize the expected revenue and cash flow growth and other benefits that it expects to achieve from the transaction. In addition, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business and services.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters

The Company leases its principal executive offices in Marietta, GA.

Manufacturing Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time.

Type of Facility and Location	Related Segment(s) or Use of Facility

Paperboard Mills:
Battle Creek, MI	Paperboard Packaging
Kalamazoo, MI	Paperboard Packaging
Macon, GA	Paperboard Packaging
Middletown, OH	Paperboard Packaging
Pekin, IL	Paperboard Packaging
Santa Clara, CA	Paperboard Packaging
West Monroe, LA	Paperboard Packaging; Research and Development
Paperboard Packaging:
Atlanta, GA	Paperboard Packaging
Bristol, Avon, United Kingdom	Paperboard Packaging
Carol Stream, IL	Paperboard Packaging; Research and Development
Centralia, IL	Paperboard Packaging
Charlotte, NC	Paperboard Packaging

Type of Facility and Location	Related Segment(s) or Use of Facility

Cincinnati, OH	Paperboard Packaging
Elk Grove, IL(a)	Paperboard Packaging
Fort Smith, AR	Paperboard Packaging
Fort Wayne, IN	Paperboard Packaging
Golden, CO	Paperboard Packaging; Research and Development/Office
Gordonsville, TN	Paperboard Packaging
Idaho Falls, ID	Paperboard Packaging
Igualada, Barcelona, Spain	Paperboard Packaging; Packaging Machinery Engineering Design and Manufacturing
Irvine, CA	Paperboard Packaging; Design Center
Jundiai, Sao Paulo, Brazil	Paperboard Packaging
Kalamazoo, MI	Paperboard Packaging
Kendallville, IN	Paperboard Packaging
La Porte, IN	Paperboard Packaging
Lawrenceburg, TN	Paperboard Packaging
Le Pont de Claix, France	Paperboard Packaging
Lumberton, NC	Paperboard Packaging
Marion, OH	Paperboard Packaging
Masnieres, France	Paperboard Packaging
Menasha, WI	Paperboard Packaging; Research and Development
Mississauga, Ontario, Canada	Paperboard Packaging; Research and Development
Mitchell, SD	Paperboard Packaging
Morris, IL	Paperboard Packaging
Muncie, IN	Paperboard Packaging
Orchard Park, CA	Paperboard Packaging
Pacific, MO	Paperboard Packaging
Perry, GA(b)	Paperboard Packaging
Piscataway, NJ	Paperboard Packaging
Queretaro, Mexico	Paperboard Packaging
Renton, WA	Paperboard Packaging
Richmond, VA	Paperboard Packaging
Santa Clara, CA	Paperboard Packaging
Smyrna, TN	Paperboard Packaging
Solon, OH	Paperboard Packaging
Tuscaloosa, AL(a)	Paperboard Packaging
Valley Forge, PA	Paperboard Packaging; Design Center
Wausau, WI	Paperboard Packaging
West Monroe, LA(a)	Paperboard Packaging
Multi-wall Bag:
Arcadia, LA	Multi-wall Bag
Cantonment, FL	Multi-wall Bag
Eastman, GA	Multi-wall Bag
Fowler, IN	Multi-wall Bag
Jacksonville, AR	Multi-wall Bag
Kansas City, MO	Multi-wall Bag
Louisville, KY	Multi-wall Bag
New Philadelphia, OH	Multi-wall Bag
North Portland, OR	Multi-wall Bag
Quincy, IL	Multi-wall Bag
Salt Lake City, UT(a)	Multi-wall Bag
Wellsburg, WV	Multi-wall Bag
Specialty Packaging:
Bellwood, IL	Specialty Packaging — Ink
Brampton Ontario, Canada	Specialty Packaging — Flexible Packaging
Des Moines, IA	Specialty Packaging — Flexible Packaging
Greensboro, NC	Specialty Packaging — Labels

Type of Facility and Location	Related Segment(s) or Use of Facility

Menomonee Falls, WI	Specialty Packaging — Ink
Milwaukee, WI	Specialty Packaging — Flexible Packaging
Norwood, OH	Specialty Packaging — Labels
Portage, IN	Specialty Packaging — Flexible Packaging
Riverdale, IL	Specialty Packaging — Ink
Schaumburg, IL	Specialty Packaging — Flexible Packaging
St. Charles, IL	Specialty Packaging — Labels
Other:
Concord, NH	Research and Development
Crosby, MN	Packaging Machinery Engineering Design and Manufacturing
Marietta, GA	Research and Development and Packaging Machinery Engineering Design

Notes:

(a)	Multiple facilities in this location.

(b)	The facility is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

See “Environmental Matters” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2008.

David W. Scheible, 52, was appointed to GPHC’s Board upon its formation (under the name New Giant Corporation) in June 2007. Prior to the Altivity Transaction, he had served as a director, President and Chief Executive Officer of GPC since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as Graphic Packaging International Corporation’s (“GPIC”) Chief Operating Officer from 1999 until August 2003. He also served as President of GPIC’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Daniel J. Blount, 53, is the Senior Vice President and Chief Financial Officer of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President and Chief Financial Officer of GPC since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration. From August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood Holding, Inc. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood Holding, Inc. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding, Inc. in September 1998. Prior to joining Riverwood Holding, Inc., Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, lastly as Senior Vice President, Finance.

James M. Aikins, 51, is the Senior Vice President, Human Resources of GPHC. Prior to the Altivity Transaction, he had served as Vice President, Human Resources for Altivity since August 2006. Mr. Aikins previously held a variety of senior-level Human Resources roles in the packaging and consumer products industries, including Senior Vice President, Human Resources at United States Can Company during 2005 and 2006; Vice President, Human Resources with ConAgra Foods from 1999 to 2005; and, a variety of positions at Continental Grain Company from 1983 to 1999, including Senior Vice President, Human Resources.

John C. Best, 49, is the Vice President, Business Development of GPHC. Prior to the Altivity Transaction, he had served as Vice President, Business Development of GPC since January 2006, with responsibility for Marketing, Research and Development and the successful sale of value-added products into the marketplace. Previously he had served as Vice President of Sales for GPC from August 1999 to December 2005. Mr. Best joined GPC in 1994 as the Business Unit Manager for the Folding Carton division.

Michael P. Doss, 42, is the Senior Vice President, Consumer Packaging of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of GPC since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Since joining GPIC in 1990, Mr. Doss held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations.

Deborah R. Frank, 48, Vice President and Chief Accounting Officer of GPHC. Prior to the Altivity Transaction, she served as Vice President and Controller of GPC since April 2005. Prior to joining the Company, Ms. Frank held various positions of increasing responsibility in the finance, accounting, audit, international and corporate areas at Kimberly Clark Corporation, most recently serving as Assistant Controller.

Philip Geminder, 52, Vice President and Chief Integration Officer of GPHC. Prior to the Altivity Transaction, he served as the Vice President, Integration of GPC from September 2007 through March 2008. Prior to that time he had served as Vice President, Finance of GPC since August 2003 and Vice President, Financial Services of GPIC since January 2000. Before joining GPIC, Mr. Geminder served as Director of Finance with Avery Dennison Corporation after spending 18 years in various positions with Honeywell International Inc.

Stephen A. Hellrung, 61, is the Senior Vice President, General Counsel and Secretary of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, General Counsel and Secretary of GPC since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe’s Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe’s Companies, Mr. Hellrung held similar positions with Pillsbury Company and Bausch & Lomb, Incorporated.

Kevin J. Kwilinski, 40, Vice President, Supply Chain of GPHC. Prior to the Altivity Transaction, Mr. Kwilinski served as Vice President, Supply Chain for GPC from August 2006 to March 2008. Prior to that time he served as Director, Shared Services from August 2004 to July 2006, Director, Sales & Manufacturing from February 2004 to July 2004 and as the Golden, Colorado Plant Manager from December 2001 to January 2004. Prior to joining the Company, he served as a Senior Strategy Consultant with i2 Technologies, Inc.

Michael R. Schmal, 55, is the Senior Vice President, Beverage Packaging of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of GPC since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Donald W. Sturdivant, 48, served as the Executive Vice President, Mills, Multi-Wall Bag and Specialty Businesses of GPHC from March 2008 through December 31, 2008. Prior to the Altivity Transaction, he had served as the Chief Operating Officer of Altivity since August 2006. Before joining Altivity, Mr. Sturdivant had served in various senior management positions at GPC, including Senior Vice President for the Consumer Packaging Division from August 2003 until August 2006. From August 1999 until August 2003, he was Senior Vice President of Performance Packaging for GPIC. Mr. Sturdivant was President of the Fort James Packaging Business from December 1998 until August 1999 when the business was purchased by GPIC. Prior to that, Mr. Sturdivant held various general management and senior management positions at James River and Fort James.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2008 and 2007 are as follows:

	2008		2007

	High	Low	High	Low

First Quarter	$3.61	$2.73	$6.04	$4.11
Second Quarter	3.10	2.02	5.40	4.52
Third Quarter	3.11	1.96	6.10	4.07
Fourth Quarter	2.06	0.94	4.97	3.66

No cash dividends have been paid during the last three years to the Company’s common stockholders. The Company’s intent is not to pay dividends at this time. Additionally, the Company’s credit facilities and the indentures governing its debt securities place substantial limitations on the Company’s ability to pay cash dividends on its common stock (see “Covenant Restrictions” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”).

On February 27, 2009, there were approximately 2,502 stockholders of record and approximately 2,323 beneficial holders of GPHC’s common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company and its immediate predecessor, GPC, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2003 in GPC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Graphic Packaging Holding Company	$100.00	$177.34	$56.16	$106.65	$90.89	$28.08
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
DJ U.S. Container & Packaging Index	100.00	119.64	118.89	133.26	142.22	89.17

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

	Year Ended December 31,
In millions, except per share amounts	2008	2007	2006	2005	2004

Statement of Operations Data:
Net Sales	$4,079.4	$2,421.2	$2,321.7	$2,294.3	$2,295.5
Income from Operations	149.9	151.2	93.8	86.5	111.6
Loss from Continuing Operations	(98.8)	(49.1)	(97.4)	(90.1)	(63.2)
(Loss) Income from Discontinued Operations, Net of Taxes	(0.9)	(25.5)	(3.1)	(1.0)	2.3
Net Loss	(99.7)	(74.6)	(100.5)	(91.1)	(60.9)
(Loss) Income Per Share — Basic:
Continuing Operations	(0.32)	(0.24)	(0.48)	(0.45)	(0.32)
Discontinued Operations	(0.00)	(0.13)	(0.02)	(0.01)	0.01
Total	(0.32)	(0.37)	(0.50)	(0.46)	(0.31)
(Loss) Income Per Share — Diluted:
Continuing Operations	(0.32)	(0.24)	(0.48)	(0.45)	(0.32)
Discontinued Operations	(0.00)	(0.13)	(0.02)	(0.01)	0.01
Total	(0.32)	(0.37)	(0.50)	(0.46)	(0.31)
Weighted average number of shares outstanding:
Basic	315.8	201.8	201.1	200.0	198.9
Diluted	315.8	201.8	201.1	200.0	198.9
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$170.1	$9.3	$7.3	$12.7	$7.3
Total Assets	4,983.1	2,777.3	2,888.6	3,005.2	3,111.3
Total Debt	3,183.8	1,878.4	1,922.7	1,978.3	2,025.2
Total Shareholders’ Equity	525.2	144.0	181.7	268.7	386.9
Additional Data:
Depreciation & Amortization	$264.3	$189.6	$188.5	$198.8	$223.1
Capital Spending(a)	183.3	95.9	94.5	110.8	149.1
Research, Development and Engineering Expense	8.0	9.2	10.8	9.2	8.7

Notes:

(a)	Includes capitalized interest and amounts invested in packaging machinery.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operation is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business

Overview of 2008 Results

Results of Operations

Financial Condition, Liquidity and Capital Resources

Critical Accounting Policies

New Accounting Standards

Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from its CUK and CRB, as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics, embossing and other are customized to the individual needs of the customers.

The Company is also a leading supplier of multi-wall bags and in addition to a full range or products, provides customers with value-added graphical and technical support, customized packaging equipment solutions and packaging workshops to help educate customers.

The Company’s specialty packaging business has an established position in end-markets for food products, pharmaceutical and medical products, personal care, industrial, pet food and pet care products, horticulture, military and commercial retort pouches and shingle wrap. In addition, the Company’s label business focuses on two product lines: heat transfer labels and litho labels.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; (iii) to develop and market innovative products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objective may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased year over year costs by $126.3 million, $39.3 million and $67.0 million in 2008, 2007, and 2006, respectively. The 2008 costs are primarily related to chemical-based inputs ($43.7 million); fiber, outside board purchases and corrugated shipping containers ($39.9 million); energy costs ($26.9 million), mainly due to the price of natural gas; labor and related benefits ($15.7 million); and freight ($6.1 million). These increases were offset by other lower costs of $6.0 million. The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 72% of its expected natural gas usage for the year 2009. The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2009. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.

Substantial Debt Obligations.  The Company has $3,183.8 million of outstanding debt obligations as of December 31, 2008. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with a consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

Integration Risk.  Although the Company has made substantial progress in integrating the Altivity business and operations, it is possible that the full amount of expected benefits, including, among other things, cost synergies and operating efficiencies may not be achieved or may take longer to achieve than expected. In addition, the Company may not be able to fully integrate Altivity’s operations with GPC’s existing operations without encountering difficulties, including:

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

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean supports the efforts to build a high performing culture. During 2008, the Company achieved $53.8 million in cost savings as compared to 2007, through its continuous improvement programs and manufacturing initiatives.

Competition and Market Factors.  As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK and other substrates — solid bleached sulfate, or SBS and recycled clay coated news, or CCN. Substitute products also include shrink film and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Continuing increases in energy, food and other costs of living, conditions in the residential real estate market, rising unemployment rates, reduced access to credit and declining consumer confidence, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the beverage multiple packaging markets.

The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

OVERVIEW OF 2008 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented. Information on discontinued operations can be found in Note 14 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

•	Net Sales in 2008 increased by $1,658.2 million, or 68.5%, to $4,079.4 million from $2,421.2 million in 2007 due primarily to $1,601.8 million volume achieved as a result of the Altivity Transaction. Also contributing to the increase was improved pricing across all segments and favorable foreign currency exchange rates in Europe and Japan; partially offset by lower volume and product mix.

•	Income from Operations in 2008 decreased by $1.3 million, or 0.9%, to $149.9 million from $151.2 million in 2007. This decrease was primarily due to inflation, partially offset by the Altivity Transaction, improved pricing, and worldwide continuous improvement programs and other cost reduction initiatives.

RESULTS OF OPERATIONS

The Company’s results of operations include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through December 31, 2008. The results of operations for 2007 represent the results of the Company’s operations prior to the Altivity Transaction.

Segment Information

The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging. As a result of the Altivity Transaction, the Company’s reporting segments were revised and the Company reclassified prior period information to conform to the current presentations. Business segment information is as follows:

	Year Ended December 31,
In millions	2008	2007	2006

NET SALES:
Paperboard Packaging	$3,377.4	$2,340.6	$2,243.1
Multi-wall Bag	478.1	80.6	78.6
Specialty Packaging	223.9	—	—

Total	$4,079.4	$2,421.2	$2,321.7

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$220.8	$177.8	$112.9
Multi-wall Bag	27.8	6.3	3.4
Specialty Packaging	11.0	—	—
Corporate	(109.7)	(32.9)	(22.5)

Total	$149.9	$151.2	$93.8

2008 COMPARED WITH 2007

Net Sales

	Year Ended December 31,
				Percent
In millions	2008	2007	Increase	Change

Paperboard Packaging	$3,377.4	$2,340.6	$1,036.8	44.3%
Multi-wall Bag	478.1	80.6	397.5	N.M.	(a)
Specialty Packaging	223.9	—	223.9	N.M.	(a)

Total	$4,079.4	$2,421.2	$1,658.2	68.5%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
		Volume/Mix
In millions	2007	Price	Acquisition	Organic	Exchange	Total	2008

Paperboard Packaging	$2,340.6	$41.0	$990.0	$(7.1)	$12.9	$1,036.8	$3,377.4
Multi-wall Bag	80.6	6.4	387.9	3.2	—	397.5	478.1
Specialty Packaging	—	—	223.9	—	—	223.9	223.9

Total	$2,421.2	$47.4	$1,601.8	$(3.9)	$12.9	$1,658.2	$4,079.4

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2008 increased by $1,036.8 million, or 44.3%, to $3,377.4 million from $2,340.6 million in 2007 as a result of the Altivity Transaction, improved pricing across all product lines, as well as improved product mix primarily in North American food and consumer cartons, beverage and Europe. The improvement in pricing reflects negotiated inflationary cost pass-throughs and other contractual increases, as well as price increases on open market roll stock. The Company implemented a $50 per ton price increase for its CRB and URB effective with shipments on or after July 28, 2008, and a $40 per ton price increase for CUK grades, effective with shipments on or after August 1, 2008. The improvement in product mix was primarily in the soft drink, retail carryout, cereal and dry foods product lines, as well as the introduction of new beer promotion items and the introduction of 18 multi-packs which were previously packaged in containerboard. Also contributing to the increase was favorable currency exchange rates, primarily in Europe, Japan, Australia and Brazil. The improved mix was more than offset by lower volume as the result of the Company exiting lower margin business and lower open market sales in Europe. Beverage sales volume decreased in the fourth quarter and impacted the full year due to continued softness in the soft drink market due to price increases as well as downtime taken in the beer market.

Multi-wall Bag

The Company’s Net Sales from multi-wall bag in 2008 increased by $397.5 million as a result of the Altivity Transaction, as well as improved pricing and volume. The improved pricing was due to negotiated cost pass-through increases. The Altivity sales were attributable to price and volume primarily in the bag packaging markets.

Specialty Packaging

The Company’s Net Sales from specialty packaging in 2008 increased by $223.9 million compared to 2008 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2008	2007	(Decrease)	Change

Paperboard Packaging	$220.8	$177.8	$43.0	24.2%
Multi-wall Bag	27.8	6.3	21.5	N.M. (a)
Specialty Packaging	11.0	—	11.0	N.M. (a)
Corporate	(109.7)	(32.9)	(76.8)	(233.4)

Total	$149.9	$151.2	$(1.3)	(0.9)%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
In millions	2007	Price	Acquisition	Organic	Inflation	Exchange	Other(a)	Total	2008

Paperboard Packaging	$177.8	$41.0	$71.0	$3.6	$(120.9)	$1.1	$47.2	$43.0	$220.8
Multi-wall Bag	6.3	6.4	19.4	0.7	(5.4)	—	0.4	21.5	27.8
Specialty Packaging	—	—	11.0	—	—	—	—	11.0	11.0
Corporate	(32.9)	—	(84.3)	—	—	(9.6)	17.1	(76.8)	(109.7)

Total	$151.2	$47.4	$17.1	$4.3	$(126.3)	$(8.5)	$64.7	$(1.3)	$149.9

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2008 increased by $43.0 million, or 24.2%, to $220.8 million from $177.8 million in 2007 as a result of the Altivity transaction, $52.2 million of continuing cost reduction initiatives, the improved pricing and product mix. These increases more than offset inflationary pressures of $120.9 million, primarily related to chemical-based inputs ($40.3 million); fiber and outside board purchases ($38.5 million); energy costs ($26.9 million), mainly due to the price of natural gas; labor and related benefits ($15.5 million); and freight ($5.8 million), partially offset by other lower costs of $6.1 million. The Company also recorded a charge for the previously announced permanent shutdown of the #2 coated board machine at the West Monroe, LA mill. Results in 2007 included charges related to the continued infrastructure updates at this mill, accelerated depreciation for assets taken out of service due to efficiency improvements, and higher expenses in Europe, primarily relating to the start up costs for a new converting facility in France.

Multi-wall Bag

The Company’s Income from Operations from multi-wall bag in 2008 increased by $21.5 to $27.8 million from $6.3 million in 2007 as a result of the Altivity Transaction, the improved pricing and cost saving initiatives of $1.6 million. These increases were partially offset by inflation costs. The segment’s Income from Operations was attributable to volume primarily in the bag packaging markets.

Specialty Packaging

The Company’s Income from Operations from specialty packaging in 2008 increased by $11.0 million compared to 2008 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction.

Corporate

The Company’s Loss from Operations from corporate was $109.7 million in 2008 compared to a loss of $32.9 million in 2007. This $76.8 million increase was due primarily to Altivity Transaction related expenses of $28.1 million and the inclusion of Altivity Corporate expenses of $39.4 million. In addition, the Company recorded $24.4 million of expense related to the step-up in inventory basis to fair value. These expenses were offset by a favorable $10.4 million fair value adjustment for an interest rate swap and lower bonus accruals, partially offset by a net foreign currency loss of $9.6 million. The swap was assumed in the Altivity Transaction. Results for 2007 were positively impacted by the reversal of a $3.0 million liability recorded at the time of the merger of GPII and Riverwood Holdings, Inc. in 2003.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income increased to $1.3 million in 2008 from $0.4 million in 2007 primarily as a result of higher average balances in cash equivalents.

Interest Expense

Interest Expense increased by $48.5 million to $216.7 million in 2008 from $168.2 million in 2007. Interest Expense increased due to the additional debt acquired as a result of the Altivity Transaction. As of December 31, 2008, approximately 22% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2008, the Company recognized Income Tax Expense of $34.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $65.5 million. During 2007, the Company recognized Income Tax Expense of $23.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $26.1 million. Income Tax Expense for 2008 and 2007 primarily relates to the noncash expense associated with the amortization of goodwill for tax purposes, benefits related to losses in certain foreign countries and tax withholding in foreign jurisdictions. Income tax expense for 2007 also increased due to a liability related to a judgment received in a Swedish tax court.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.1 million in 2008 and $0.9 million in 2007 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.

2007 COMPARED WITH 2006

Net Sales

	Year Ended December 31,
				Percent
In millions	2007	2006	Increase	Change

Paperboard Packaging	$2,340.6	$2,243.1	$97.5	4.3%
Multi-wall Bag	80.6	78.6	2.0	2.5

Total	$2,421.2	$2,321.7	$99.5	4.3%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2006	Price	Volume/Mix	Exchange	Total	2007

Paperboard Packaging	$2,243.1	$42.9	$35.4	$19.2	$97.5	$2,340.6
Multi-wall Bag	78.6	(0.4)	2.4	—	2.0	80.6

Total	$2,321.7	$42.5	$37.8	$19.2	$99.5	$2,421.2

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2007 increased by $97.5 million, or 4.3%, to $2,340.6 million from $2,243.1 million in 2006 due to improved pricing across all product lines as well as increased volume in North America open market and consumer packaging. The improvement in pricing reflects negotiated inflationary cost pass-throughs and other contractual increases, as well as price increases on open market roll stock. The 1.5% increase in volume primarily relates to increased carton sales in the North American food and consumer product markets, primarily for frozen and dry cartons, and sales of open market rollstock. North American beer volumes increased and included the introduction of 18 and 20 multi-packs previously packaged in containerboard. Also contributing to the increase was favorable foreign currency exchange rates, primarily in Europe and Australia. Containerboard net sales increased primarily to improved pricing in the containerboard medium and bag market; partially offset by lower volume for liner and post print.

Multi-wall Bag

The Company’s Net Sales from multi-wall bag in 2007 increased by $2.0 million, or 2.5%, to $80.6 million from $78.6 million in 2006 due primarily to higher volume partially offset by decrease in price.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2007	2006	(Decrease)	Change

Paperboard Packaging	$177.8	$112.9	$64.9	57.5%
Multi-wall Bag	6.3	3.4	2.9	85.3
Corporate	(32.9)	(22.5)	(10.4)	(46.2)

Total	$151.2	$93.8	$57.4	61.2%

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2006	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2007

Paperboard Packaging	$112.9	$42.9	$11.6	$(38.5)	$6.4	$42.5	$64.9	$177.8
Multi-wall Bag	3.4	(0.4)	0.6	(0.8)	—	3.5	2.9	6.3
Corporate	(22.5)	—	—	—	(0.3)	(10.1)	(10.4)	(32.9)

Total	$93.8	$42.5	$12.2	$(39.3)	$6.1	$35.9	$57.4	$151.2

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2007 increased by $64.9 million, or 57.5%, to $177.8 million from $112.9 million in 2006 due primarily to the increased pricing and volume and improved performance, primarily at the Company’s West Monroe, LA mill. As previously disclosed, the Company had undertaken an initiative to upgrade the mills maintenance program. In addition, cold outage was expanded to include the overhaul of the clarifier in 2006. Continuous improvement initiatives also benefited the other product lines. These increases were partially offset by inflationary pressures, primarily for fiber, chemical-based inputs and outside board purchases. Containerboard contributed improved pricing in the containerboard medium and bag markets, as well as decrease in liner and post print which is sold at a lower margin; partially offset by inflation.

Multi-wall Bag

The Company’s Income from Operations from multi-wall bag in 2007 increased by $2.9 million, or 85.3%, to $6.3 million from $3.4 million in 2006 due primarily to performance and volume. These increases were partially offset by inflation and price.

Corporate

The Company’s Loss from Operations from corporate was $32.9 million in 2007 compared to a loss of $22.5 million in 2006. This $10.4 million increase was due primarily to increased expenses for stock-based compensation, management incentives, and merger-related expenses related to the anticipated transaction with Altivity. Partially offsetting these increases was the reversal of a $3.0 million liability recorded at the time of the 2003 Merger. In addition, 2006 included a favorable legal settlement.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income was $0.4 million in 2007 and $0.6 million in 2006.

Interest Expense

Interest Expense decreased by $3.8 million to $168.2 million in 2007 from $172.0 million in 2006. Interest Expense decreased due to lower average debt balances during the year and the refinancing of the Credit Agreement in May 2007. This decrease was partially offset due to higher interest rates on the unhedged portion of the Company’s floating rate debt. As of December 31, 2007, approximately 31% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2007, the Company recognized Income Tax Expense of $23.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $26.1 million. During 2006, the Company recognized Income Tax Expense of $20.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $77.6 million. Income Tax Expense for 2007 and 2006 primarily relates to the noncash expense associated with the amortization of goodwill for tax purposes, benefits related to losses in certain foreign countries and tax withholding in foreign jurisdictions. Income Tax Expense for 2007 also increased due to a liability related to a judgment received in a Swedish tax court.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $0.9 million in 2007 and $1.0 million in 2006 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.

ALTIVITY TRANSACTION

On March 10, 2008, the businesses of GPC and Altivity were combined in a transaction accounted for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Altivity was the largest privately-held producer of folding cartons and a market leader in all of its major businesses, including coated-recycled boxboard, multi-wall bag and specialty packaging. Altivity operated recycled boxboard mills and consumer product packaging facilities in North America.

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

In connection with the Altivity Transaction, all of the equity interests in Altivity’s parent company were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, or approximately 40.6 percent of the Company’s outstanding shares of common stock. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transaction. Subsequently, all of the equity interests in Altivity’s parent company were contributed to GPHC’s primary operating company, GPII.

The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions require GPC to be the acquiring entity for accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of the transaction of $5.47 per share and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the Altivity Transaction. The preliminary purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Costs	30.3
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.7

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	265.0
Prepaids	13.1
Property, Plant and Equipment	637.0
Intangible Assets	561.1
Other Assets	4.7

Total Assets Acquired	1,722.3

Current Liabilities, Excluding Current Portion of Long-Term Debt	257.8
Pension and Postemployment Benefits	35.3
Other Noncurrent Liabilities	31.8

Total Liabilities Assumed	324.9

Net Assets Acquired	1,397.4

Goodwill	563.3

Total Estimated Fair Value of Net Assets Acquired	$1,960.7

As of December 31, 2008, the preliminary purchase accounting is still subject to final adjustment and could change in the subsequent period. The Company has not finalized its review of all Altivity tax matters and other liabilities. The Company has plans to close certain facilities and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See “Restructuring Reserves”.

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

The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at December 31, 2008	$408.8	$61.9	$92.6	$563.3

The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreements	8.2
Trademarks and Patents	7.5
Leases and Supply Contracts	(1.0)

Total Estimated Fair Value of Intangible Assets	$561.1

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, four years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented and excludes the fourth quarter 2007 results for the divested mills. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Year Ended December 31,
In millions	2008	2007

Net Sales	$4,470.5	$4,378.2
Net Loss	(62.9)	(69.3)
Loss Per Share — Basic and Diluted	(0.18)	(0.20)

RESTRUCTURING RESERVES

In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves were established for employee severance and benefit payments, equipment removal and facility closure costs. These restructuring reserves were established in accordance with the requirement of Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and were considered liabilities assumed in the Altivity Transaction and will be finalized by March 10, 2009. The Company has announced the closure of four Altivity facilities and has committed to seven additional plant closures. The restructuring activities are expected to be substantially completed by December 31, 2010.

In addition, during the third quarter 2008, the Company announced the closure of a GPC facility. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The amount of termination benefits recorded in 2008 was $1.6 million and is included in Selling, General, and Administrative costs in the Consolidated Statements of Operations.

The following table summarizes the transactions within the restructuring reserves and reconciles to accrued liabilities at December 31, 2008:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Additions to Reserves	13.4	2.3	0.8	16.5
Cash Payments	(6.1)	(0.7)	(0.5)	(7.3)
Other Adjustments	(0.4)	(0.3)	(0.1)	(0.8)

Balance at December 31, 2008	$13.9	$9.8	$2.0	$25.7

Acceleration or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The amount of accelerated depreciation recorded in 2008 was $5.4 million.

DISCONTINUED OPERATIONS

On October 16, 2007, Graphic Packaging International Holding Sweden AB (the “Seller”), an indirect wholly-owned subsidiary of GPC, entered into a Sale and Purchase Agreement with Lagrumment December nr 1031 Aktiebolg, a company organized under the laws of Sweden that was renamed Fiskeby International Holding AB (the “Purchaser”), and simultaneously completed the transactions contemplated by such agreement. Pursuant to such Purchase and Sales Agreement, the Purchaser acquired all of the outstanding shares of Graphic Packaging International Sweden (“GP-Sweden”). GP-Sweden and its subsidiaries are in the business of developing, manufacturing and selling paper and packaging boards made from recycled fiber. The Sale and Purchase Agreement specified that the purchase price was $8.6 million and contained customary representations and warranties of the Seller.

The Purchaser is affiliated with Jeffrey H. Coors, a member of the Board of Directors of the Company. The Seller undertook the sale of GP-Sweden to the Purchaser after a thorough exploration of strategic alternatives with respect to GP-Sweden. The transactions contemplated by the Sale and Purchase Agreement were approved by the Audit Committee of the Board of Directors of the Company pursuant to its Policy Regarding Related Party Transactions and by the full Board of Directors other than Mr. Coors.

In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. During 2007, the Company recognized an impairment charge of $18.6 million relating to GP-Sweden. The Company’s plan to sell the operations led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. The impairment charge is reflected as a component of Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations.

During the third quarter of 2008, the Company determined that an additional $0.9 million environmental reserve related to GP-Sweden was necessary and recorded this in discontinued operations within the Company’s Consolidated Statements of Operations. See Note 15 in the Notes to Consolidated Financial Statements included herein under Item 8. “Financial Statements and Supplementary Data”.

The long-lived assets of GP-Sweden comprised operations and cash flows that could be distinguished from the rest of the Company. Since these cash flows have been eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented. See Note 14 in the Notes to Consolidated Financial Statements included herein under Item 8. “Financial Statements and Supplementary Data”.

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

Cash Flows

Cash and equivalents increased by $160.8 million in 2008 due mainly to higher draws on the revolver in response to general market concern over the potential freezing of lines of credit by banks.

Net cash provided by operating activities in 2008 totaled $184.2 million, compared to $141.7 million in 2007. The increase was due to higher net income as adjusted for noncash items such as depreciation and amortization and, in 2008, the $24.4 million inventory step up related to Altivity and the $12.6 million write-off of the #2 coated board machine at the West Monroe, LA mill. Changes in operating assets and liabilities provided $16.9 million, primarily from reduction in inventory and receivables due to focus on cash management and higher interest payable resulting from higher average debt balances, partially offset by lower accounts payable and other accrued liabilities due mainly to timing and to accelerated vesting of restricted stock units and other payments triggered by the change of control resulting from the Altivity Transaction. Higher pension contributions in 2008 and the noncash add back for the impairment charge in 2007 partially offset the overall increase in cash provided by operations.

Net cash used in investing activities in 2008 totaled $143.8 million, compared to $90.8 million in 2007. This year over year change was due primarily to higher capital expenditures in 2008 (see “Capital Investment”) and the payment of $30.3 million in acquisition related fees. This increase was partially offset by the Altivity Transaction through which the Company acquired $60.2 million of cash, as well as the proceeds from the sale of the two mills located in Philadelphia, Pennsylvania and in Wabash, Indiana.

Net cash provided by financing activities in 2008 totaled $119.8 million, compared to $50.0 million used in financing activities in 2007. This change was primarily due to higher net borrowings under the Company’s revolving credit facilities and higher debt proceeds, partially offset by higher debt payments and higher debt issuance costs.

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

In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EIFT 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financial costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Consolidated Statements of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs. These costs, combined with the remainder of the deferred financing costs relating to the previous senior secured credit agreement, will be amortized over the term of the new facility.

On March 10, 2008, the Company entered into Amendment No. 1 and Amendment No. 2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility remains in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. The Company has interest rate swaps covering approximately 69% of its variable rate debt. In connection with the new term loan and revolver increase, the Company recorded approximately $16 million of deferred financing costs.

Long-Term Debt consisted of the following:

	At December 31,
In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.21% at December 31, 2008) payable through 2014	1,000.3	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.68% at December 31, 2008) payable through 2014	1,182.3	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (4.19% at December 31, 2008) payable in 2013	143.2	11.0
Other	0.8	1.0

	3,176.6	1,872.0
Less, current portion	11.4	0.2

Total	$3,165.2	$1,871.8

At December 31, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$143.2	$220.9
International Facilities	17.5	7.1	10.4

Total	$417.5	$150.3	$231.3

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $35.9 million as of December 31, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.

Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes (the “Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including the credit markets and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies, as well as conditions across the financial services industry.

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate term loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2008, the Company had interest rate swap agreements with a notional amount of $1,620.0 million, which expire on various dates from 2009 to 2012 under which the Company will pay fixed rates of 2.37% to 5.06% and receive three-month LIBOR rates.

Effective as of December 31, 2008, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitations as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuance or redemption of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation of the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions

The Credit Agreement and the indentures governing the Notes limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company and disruptions in the credit market, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum consolidated secured leverage ratio, which is defined as the ratio of: (a) total long-term and short-term indebtedness of the Company and its consolidated subsidiaries as determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), plus the aggregate cash proceeds received by the Company and its subsidiaries from any receivables or other securitization but excluding therefrom (i) all unsecured indebtedness, (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, and (iii) all secured indebtedness of foreign subsidiaries to (b) Adjusted EBITDA, which we refer to as Credit Agreement EBITDA(a). Pursuant to this financial covenant, the Company must maintain a maximum consolidated secured leverage ratio of less than the following:

Maximum Consolidated
Secured Leverage Ratio(a)

October 1, 2008 — September 30, 2009	5.00 to 1.00
October 1, 2009 and thereafter	4.75 to 1.00

Note:

(a)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated net interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, any income or loss accounted for by the equity method of accounting, and projected run rate cost savings, prior to or within a twelve month period.

At December 31, 2008, the Company was in compliance with the financial covenants in the Credit Agreement and the ratios were as follows:

Consolidated Secured Leverage Ratio — 3.60 to 1.00

The Company’s management believes that presentation of the consolidated secured leverage ratio and Credit Agreement EBITDA herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenant. Any failure by the Company to comply with this financial covenant could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.

Credit Agreement EBITDA is a financial measure not calculated in accordance “U.S. GAAP”, and is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Credit Agreement EBITDA should be considered in addition to results prepared in accordance with U.S. GAAP, but should not be considered a substitute for or superior to U.S. GAAP results. In addition, Credit Agreement EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies because other companies may not calculate Credit Agreement EBITDA in the same manner as the Company does.

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended December 31, 2008 are listed below:

Twelve Months Ended
In millions	December 31, 2008(a)

Pro Forma Net Loss	$(120.5)
Income Tax Expense	35.1
Interest Expense, Net	246.9
Depreciation and Amortization	283.7
Dividends Received, Net of Earnings of Equity Affiliates	(0.4)
Non-Cash Provisions for Reserves for Discontinued Operations	1.7
Other Non-Cash Charges	26.1
Merger Related Expenses	81.6
Gains/Losses Associated with Sale/Write-Down of Assets	13.5
Other Non-Recurring/Extraordinary/Unusual Items	20.3
Projected Run Rate Cost Savings	58.8

Credit Agreement EBITDA	$646.8

As of
In millions	December 31, 2008

Short-Term Debt	$18.6
Long-Term Debt	3,165.2

Total Debt	$3,183.8
Less Adjustments(b)	857.8

Consolidated Secured Indebtedness	$2,326.0

Note:

(a)	As defined by the Credit Agreement, this calculation includes the historical results of Altivity for the last twelve months.

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

As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $58.8 or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended December 31, 2008. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)	Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) Permitted Subordinated Indebtedness as defined in the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

The Senior Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and have no rating on Moody’s Investor Services. The Company’s indebtedness under the Credit Agreement is rated BB- by Standard & Poor’s and Ba3 by Moody’s Investor Services. As of December 31, 2008, Moody’s Investor Services’ ratings on the Company remain on negative outlook, while Standard & Poor’s ratings on the Company have a stable outlook. During 2008, cash paid for interest was $193.4 million.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenant in its Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

Capital Investment

The Company’s capital investment in 2008 was $183.3 million (including $38.1 million for Altivity since the acquisition), compared to $95.9 million in 2007. During 2008, the Company had capital spending of $140.9 million for improving process capabilities, $21.1 million for capital spares, $19.9 million for manufacturing packaging machinery and $1.4 million for compliance with environmental laws and regulations.

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

During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the

Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. The Company believes that the LADEQ will assess a penalty of approximately $0.3 million to be paid partially in cash and partially through the completion of a beneficial environmental project.

At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site was reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. During 2008 the Company determined that additional remediation of the site would be required by the County Administrative Board and recorded any addition of $0.9 million to the reserve. The reserve was recorded in discontinued operations within the Company Consolidated Statements of Operations. The Company paid $3.4 million to the purchasers in 2008, which reduced the reserve.

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

In connection with the Altivity Transaction, the Company acquired several sites with on-going administrative proceedings related to air emission and water discharge permit exceedances and soil contamination issues. The Company does not believe that any of the proceedings will result in material liabilities or penalties.

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit violation in West Monroe, for which a penalty has been estimated, it is too early in the investigation and regulatory process to make a determination of the probability of liability and reasonably estimate costs. Nevertheless, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2008 is as follows:

	Payments Due by Period
		Less than			More than
In millions	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$3,176.6	$11.4	$469.6	$613.5	$2,082.1
Operating Leases	156.9	38.9	58.8	25.8	33.4
Interest Payable	969.8	213.3	354.0	291.6	110.9
Purchase Obligations(a)	575.9	98.0	117.6	114.2	246.1
Pension Funding	65.0	65.0	—	—	—

Total Contractual Obligations(b)	$4,944.2	$426.6	$1,000.0	$1,045.1	$2,472.5

Notes:

(a)	Purchase obligations primarily consist of commitments related to pine pulpwood, wood chips, wood processing and handling, chemical-based inputs, natural gas and electricity.

(b)	Some of the figures included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the company will actually pay in the future periods many vary from those reflected in the table.

International Operations

For 2008, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 11% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2008, approximately 4% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of a generally stronger U.S. dollar against these currencies produced a net currency translation adjustment loss of $15.1 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2008. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The functional currency of the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity. Gains and losses on foreign currency transactions are included in Other Expense, Net for the period in which the exchange rate changes.

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program which utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program the Company has entered into natural gas swap contracts to hedge a portion of its natural gas requirements through December 2009. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity purchased. The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate term loan Facility. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to pension benefits, retained insurable risks, future cash flows associated with impairment testing for goodwill and long-lived assets, and deferred income taxes.

• Pension Benefits

The Company sponsors defined benefit pension plans (the “Plans”) for eligible employees in North America and certain international locations. The funding policy for the qualified defined benefit plans in North America is to, at a minimum, contribute assets as required by the Internal Revenue Code Section 412. Nonqualified U.S. plans providing benefits in excess of limitations imposed by the U.S. income tax code are not funded.

U.S. pension expense for defined benefits pension plans was $20.5 million in 2008 compared with $17.8 million in 2007. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The expected long-term rate of return on pension fund assets used to calculate pension expense was 8.25% in both 2008 and 2007. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2008, the net actuarial loss was $262.0 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under FASB SFAS No. 87, “Employers’ Accounting for Pensions.”

The discount rate used to determine the present value of future pension obligations at December 31, 2008 was based on a yield curve constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for U.S. pension obligations. The discount rate for U.S. plans was a plan specific rate ranging from 6.15% to 6.50% in 2008. The 2007 discount rate ranged from 6.15% to 6.35%

U.S. pension expense is estimated to be approximately $47 million in 2009. The estimate is based on an expected long-term rate of return of 8.25%, a discount rate ranging from 6.15% to 6.35% and other assumptions. Pension expense beyond 2009 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for these plans were reduced by .25 percent, pension expense would increase by approximately $3 million and the December 31, 2008 pension funding obligation would increase by about $22 million.

The fair value of assets in the U.S. plans was $397.8 million at December 31, 2008 and $468.0 million at December 31, 2007. The projected benefit obligations exceed the fair value of plan assets by $316.8 million and $128.4 million as of December 31, 2008 and 2007, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $289.4 million at the end of 2008. At the end of 2007, the ABO exceeded the fair value of plan assets by $108.8 million.

• Retained Insurable Risks

The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported. The Company has purchased stop-loss coverage or insurance with deductibles in order to limit its exposure to significant claims. The Company also has an extensive safety program in place to minimize its exposure to workers’ compensation claims. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions and loss development factors followed in the insurance industry and historical experience.

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1 of each year, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount including goodwill, to the estimated fair value of the reporting unit.

A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company’s reporting units are all one level below the reported segments, and the Company has identified twelve reporting units, of which seven of the units have goodwill.

The estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including anticipated future cash flows, and market data and analysis, including market capitalization. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill recoverability.

The Company performed its annual goodwill impairment test as of October 1, 2008. During the fourth quarter ended December 31, 2008, the Company concluded that an interim goodwill impairment analysis was required based on significant declines in the capital markets during the quarter, which included a decline in the Company’s market capitalization. At December 31, 2008, the Company’s implied market capitalization based on the Company’s limited float was less than its total recorded shareholders’ equity.

In performing the annual and interim goodwill impairment tests, the Company utilized a number of assumptions. The assumed revenue growth rates of the reporting units were consistent with historic growth rates. Projected margins were based on the current cost structure and anticipated cost reductions, resulting from the Altivity Transaction and the integration of the two businesses as a result of that transaction, as well as on-going cost savings initiatives. Other assumptions included a weighted average cost of capital of 11.0 percent as of December 31, 2008 and 9.5 percent as of October 1, 2008.

The Company performed sensitivity analyses related to the weighted average cost of capital and the residual multiple and concluded that, at December 31, 2008, the weighted average cost of capital could increase by greater than 250 basis points and the residual multiple could decrease and all of the reporting units would continue to have estimated fair value in excess of carrying value.

The Company concluded that the fair value of its reporting units exceeded their carrying values including goodwill at October 1, 2008 and at December 31, 2008 and, therefore, that goodwill was not impaired. In addition, the Company considered and evaluated the decline in its market capitalization in the performance of the impairment testing process.

In the future, the Company will continue to consider the uncertainty surrounding the current economic environment, as well as the Company’s own stock price in assessing goodwill recoverability. The assumptions used in the goodwill impairment testing process could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A. and thus could result in future goodwill impairment charges.

• Recovery of Long-Lived Assets

The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining fair value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment. See Note 13 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

• Deferred Income Taxes and Potential Assessments

As of December 31, 2008, the Company, in accordance with Accounting Principles Board (“APB”) Opinion 23, “Accounting for Income Taxes, Special Areas” has determined that $68.4 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $30.5 million. As of December 31, 2007, the Company had determined that $61.0 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings, as well as the financial statement carrying value in excess of tax basis in the amount of $28.3 million. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

The Company records current liabilities for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the most likely outcome of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see Note 1 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

BUSINESS OUTLOOK

The Company expects inflationary pressures for production inputs, including higher costs for fiber, wood and chemical-based inputs, to continue to impact results in 2009. To help offset inflation in 2009, the Company expects to realize approximately $110 million in year over year operating cost savings from its continuous improvement programs, including Lean manufacturing projects. In addition, contractual price escalators and price increases in 2008 for coated board and cartons should favorably impact 2009.

Total capital investment for 2009 is expected to be between approximately $170 million and $190 million and is expected to relate principally to the Company’s process capabilities improvements, maintaining compliance with environmental laws and regulations (approximately $158 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $12 million).

The Company also expects the following in 2009:

•	Depreciation and amortization between $280 million and $295 million.

•	Interest expense of $220 million to $230 million, including $8.4 million of noncash interest expense associated with amortization of debt issuance costs.

•	Pension plan contributions of $60 million to $70 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which bear both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $1,620.0 million of variable rate borrowings. The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
								Fair
In millions	2009	2010	2011	2012	2013	Thereafter	Total	Value

Total Debt
Fixed Rate	$—	$—	$425.0	$0.7	$425.0	$—	$850.7	$674.4
Average Interest Rate	—%	—%	—%	8.5%	8.63%	9.5%
Variable Rate	$11.4	$22.3	$22.3	$22.3	$165.5	$2,082.1	$2,325.9	$1,764.1
Average Interest Rate, spread range is 2.00% — 2.75%	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
							Fair
In millions	2009	2010	2011	2012	Thereafter	Total	Value

Interest rate Swaps (Pay Fixed/Receive Variable)
Notional	$110.0	$960.0	$330.0	$220.0	$—	$1,620.0	$(53.9)
Average Pay Rate	5.03%	4.02%	3.13%	3.73%	—
	3-Month	3-Month	3-Month	3-Month
Average Receive Rate	LIBOR	LIBOR	LIBOR	LIBOR	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2008, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2008, when aggregated and measured in U.S. dollars at December 31, 2008 exchange rates, had net notional amounts totaling $4.4 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

No amounts were reclassified to earnings during 2008 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Minimal amounts were reclassified to earnings during 2007 in connection with forecasted transactions that were no longer considered probable of occurring due to the sale of the Swedish operations and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Exchange Rates Sensitivity-Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31,
	2008
	Contract	Fair
In millions	Amount	Value

FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$45.5	$(5.9)
Weighted average contractual exchange rate	90.79
Receive $US/Pay Euro	$28.8	$2.6
Weighted average contractual exchange rate	1.40
Receive $US/Pay GBP	$6.5	$1.9
Weighted average contractual exchange rate	1.46

Natural Gas Contracts

The Company entered into natural gas swap contracts to hedge prices for approximately 72% of its expected natural gas usage through December 2009 with a weighted average contractual rate of $9.94 per MMBTU. The carrying amount and fair value of the natural gas swap contracts is a liability of $24.4 million as of December 31, 2008, and is recorded as Other Accrued Liabilities in the Consolidated Balance Sheet. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2008	2007	2006

Net Sales	$4,079.4	$2,421.2	$2,321.7
Cost of Sales	3,596.9	2,089.4	2,048.6
Selling, General and Administrative	332.7	179.2	180.7
Research, Development and Engineering	8.0	9.2	10.8
Other Income, Net	(8.1)	(7.8)	(12.2)

Income from Operations	149.9	151.2	93.8
Interest Income	1.3	0.4	0.6
Interest Expense	(216.7)	(168.2)	(172.0)
Loss on Early Extinguishment of Debt	—	(9.5)	—

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(65.5)	(26.1)	(77.6)
Income Tax Expense	(34.4)	(23.9)	(20.8)

Loss before Equity in Net Earnings of Affiliates	(99.9)	(50.0)	(98.4)
Equity in Net Earnings of Affiliates	1.1	0.9	1.0

Loss from Continuing Operations	(98.8)	(49.1)	(97.4)
Loss from Discontinued Operations, Net of Taxes	(0.9)	(25.5)	(3.1)

Net Loss	$(99.7)	$(74.6)	$(100.5)

Loss Per Share — Basic and Diluted
Continuing Operations	$(0.32)	$(0.24)	$(0.48)
Discontinued Operations	(0.00)	(0.13)	(0.02)
Total	$(0.32)	$(0.37)	$(0.50)
Weighted Average Number of Shares Outstanding — Basic	315.8	201.8	201.1
Weighted Average Number of Shares Outstanding — Diluted	315.8	201.8	201.1

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2008	2007

ASSETS

Current Assets:
Cash and Cash Equivalents	$170.1	$9.3
Receivables, Net	369.6	226.7
Inventories	532.0	318.6
Deferred Income Tax Assets	31.2	13.3
Other Current Assets	25.7	18.4

Total Current Assets	1,128.6	586.3
Property, Plant and Equipment, Net	1,935.1	1,376.2
Goodwill	1,204.8	641.5
Intangible Assets, Net	664.6	140.4
Other Assets	50.0	32.9

Total Assets	$4,983.1	$2,777.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$18.6	$6.6
Accounts Payable	333.4	222.4
Compensation and Employee Benefits	87.2	69.5
Interest Payable	57.8	40.9
Other Accrued Liabilities	188.6	67.4

Total Current Liabilities	685.6	406.8
Long-Term Debt	3,165.2	1,871.8
Deferred Income Tax Liabilities	187.8	141.5
Accrued Pension and Postretirement Benefits	375.8	170.3
Other Noncurrent Liabilities	43.5	42.9

Total Liabilities	4,457.9	2,633.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 and 50,000,000 shares authorized at December 31, 2008 and December 31, 2007, respectively; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 and 500,000,000 shares authorized at December 31, 2008 and 2007, respectively; 342,522,470 and 200,978,569 shares issued and outstanding at December 31, 2008 and 2007, respectively	3.4	2.0
Capital in Excess of Par Value	1,955.4	1,191.6
Accumulated Deficit	(1,075.4)	(975.7)
Accumulated Other Comprehensive Loss	(358.2)	(73.9)

Total Shareholders’ Equity	525.2	144.0

Total Liabilities and Shareholders’ Equity	$4,983.1	$2,777.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Capital in			Other
	Common Stock		Excess of	Unearned	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Compensation	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2005	198,663,007	$2.0	$1,169.6	$(0.1)	$(800.6)	$(102.2)

Net Loss	—	—	—	—	(100.5)	—	$(100.5)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	—	(10.6)	(10.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	23.3	23.3
Currency Translation Adjustment	—	—	—	—	—	14.7	14.7

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(73.1)
Adjustment to Initially Apply SFAS No. 158	—	—	—	—	—	(31.2)
Options and Other Stock-Based Awards	1,921,584	—	17.2	0.1	—	—

Balances at December 31, 2006	200,584,591	2.0	1,186.8	—	(901.1)	(106.0)

Net Loss	—	—	—	—	(74.6)	—	$(74.6)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	—	(2.5)	(2.5)
Pension Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	20.5	20.5
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	—	4.7	4.7
Postretirement Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	3.2	3.2
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	—	0.1	0.1
Postemployment Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	1.5	1.5
Currency Translation Adjustment	—	—	—	—	—	4.6	4.6

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(42.5)
Options and Other Stock-Based Awards	393,978	—	4.8	—	—	—

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$—	$(975.7)	$(73.9)

Net Loss	—	—	—	—	(99.7)	—	$(99.7)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	—	(60.6)	(60.6)
Pension Benefit Plans:
Net Loss Arising During Period	—	—	—	—	—	(214.9)	(214.9)
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	—	2.7	2.7
Postretirement Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	0.9	0.9
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	—	1.5	1.5
Postemployment Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	1.2	1.2
Currency Translation Adjustment	—	—	—	—	—	(15.1)	(15.1)

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(384.0)
Common Stock Issued for Acquisition	139,445,038	1.4	761.4	—	—	—
Options and Other Stock-Based Awards	2,098,863	—	2.4	—	—	—

Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$—	$(1,075.4)	$(358.2)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(99.7)	$(74.6)	$(100.5)
Noncash Items Included in Net Loss:
Depreciation and Amortization	264.3	194.8	196.0
Loss on Early Extinguishment of Debt	—	9.5	—
Deferred Income Taxes	28.0	19.0	19.5
Pension, Postemployment and Postretirement Benefits Contributions, Net of Expense	(38.4)	(7.2)	3.6
Amortization of Deferred Debt Issuance Costs	7.9	6.9	8.8
Inventory Step Up Related to Altivity	24.4	—	—
Write-off #2 Coated Board Machine at the West Monroe, LA Mill	12.6	—	—
Loss (Gain) on Disposal of Assets	2.3	2.4	(3.2)
Impairment Charge	—	18.6	3.9
Other, Net	1.8	8.2	5.9
Changes in Operating Assets and Liabilities (See Note 3)	(19.0)	(35.9)	7.3

Net Cash Provided by Operating Activities	184.2	141.7	141.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(183.3)	(95.9)	(94.5)
Acquisition Costs Related to Altivity	(30.3)	—	—
Cash Acquired Related to Altivity	60.2	—	—
Proceeds from Sales of Assets, Net of Selling Costs	20.3	9.5	5.5
Other, Net	(10.7)	(4.4)	(1.4)

Net Cash Used in Investing Activities	(143.8)	(90.8)	(90.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,200.0	1,135.0	—
Payments on Debt	(1,195.9)	(1,180.0)	(54.2)
Borrowings under Revolving Credit Facilities	985.8	848.4	674.8
Payments on Revolving Credit Facilities	(853.4)	(846.3)	(676.5)
Debt Issuance Costs	(16.3)	(7.0)	—
Other, Net	(0.4)	(0.1)	(0.7)

Net Cash Provided by (Used in) Financing Activities	119.8	(50.0)	(56.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.6	1.1	0.3

Net Increase (Decrease) in Cash and Cash Equivalents	160.8	2.0	(5.4)
Cash and Cash Equivalents at Beginning of Period	9.3	7.3	12.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170.1	$9.3	$7.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. Additionally, the Company is one of the largest producers of folding cartons and holds a leading market position in coated-recycled boxboard and specialty bag packaging. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.

GPHC was formed as a new publicly-traded parent company when, on March 10, 2008, the businesses of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC (“Altivity”) were combined through a series of transactions. All of the equity interests in Altivity’s parent company were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, par value $0.01. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in Altivity’s parent company were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. (“GPII”). Together, these transactions are referred to herein as the “Altivity Transaction.”

For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying Consolidated Statements of Operations for the year ended December 31, 2008 includes nine months and approximately three weeks of Altivity and twelve months of GPC’s results. See Note 4 — Altivity Transaction.

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

GPHC conducts no significant business and has no independent assets or operations other than its ownership of GPC, GPII and Altivity. GPHC fully and unconditionally guarantees substantially all of GPII’s debt.

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying Consolidated Financial Statements include the worldwide operations of the paperboard packaging segment which includes the paperboard, packaging, packaging machinery, and containerboard businesses; the multi-wall bag segment which converts kraft and specialty paper into multi-wall bags, consumer bags and specialty retail bags; and the specialty packaging business segment which produces flexible packaging, label solutions, laminations, and ink coating. Intercompany transactions and balances are eliminated in consolidation.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. This includes the reclassification of warehousing expense from Selling, General and Administrative to Cost of Sales and the reclassification of the amortization of intangibles from Other Income, Net to either Selling, General and Administrative or Cost of Sales depending on the nature of the underlying assets. These reclassifications had no impact on the Consolidated Balance Sheets, operating income, Consolidated Statements of Shareholders’ Equity or Consolidated Statements of Cash Flows and had an immaterial impact on certain captions on the Consolidated Statements of Operations.

The results of operations for Graphic Packaging International Sweden, the Company’s discontinued operations, have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Consolidated Statements of Operations. The Company has not reclassified assets and liabilities related to discontinued operations as Assets Held for Sale or Liabilities Held for Sale. See Note 14 — Discontinued Operations.

The Company holds a 50% ownership interest in a joint venture with Rengo Riverwood Packaging, Ltd. (in Japan) which is accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, slow-moving and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows, discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples associated with impairment testing of goodwill and long-term assets, fair value of derivative financial instruments, deferred income tax assets and potential income tax assessments, and contingencies.

Revenue Recognition

The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery and the servicing of packaging machinery. The Company recognizes sales revenue when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when title to the product passes upon delivery to the customer. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

Payments from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Service revenue on packaging machinery is recorded at the time of service.

Discounts and allowances are comprised of trade allowances and rebates, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Customer rebates are determined based on the quantity purchased and are recorded at the time of sale.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling

The Company includes shipping and handling costs in Cost of Sales.

Depreciation and Amortization, and Impairment

Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles and light trucks	3 to 5 years

Depreciation expense for 2008, 2007 and 2006 was $222.8 million, $177.8 million and $176.7 million, respectively.

The Company assesses its long-lived assets, including certain identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company assesses the appropriateness of the useful life of its long-lived assets periodically.

Intangible assets (liabilities) with a determinable life are amortized on a straight-line basis over that period. The amortization expense for each intangible asset (liability) is recorded in the Consolidated Statements of Operations according to the nature of that asset (liability).

The following table displays the intangible assets (liabilities) that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2008 and 2007:

	December 31, 2008				December 31, 2007
		Gross			Gross
	Weighted	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
In millions	Average Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable Intangible Assets (Liabilities):
Customer Relationships	17.5 years	$656.3	$54.1	$602.2	$109.9	$23.0	$86.9
Non-Compete Agreements	3.2 years	31.5	25.8	5.7	23.3	23.3	—
Patents, Trademarks and Licenses	15.0 years	119.8	62.6	57.2	107.7	54.2	53.5
Supply Contracts and Leases	3.7 years	(1.0)	(0.5)	(0.5)	—	—	—

		$806.6	$142.0	$664.6	$240.9	$100.5	$140.4

Unamortizable Intangible Assets:
Goodwill		$1,204.8	$—	$1,204.8	$641.5	$—	$641.5

The Company recorded amortization expense of $41.5 million for the year ended December 31, 2008, and $11.8 million for each of the years ended December 31, 2007 and 2006, relating to intangible assets (liabilities) subject to amortization. The Company expects amortization expense to be approximately

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$49 million, $49 million, $46 million, $43 million and $42 million per year for 2009, 2010, 2011, 2012 and 2013, respectively.

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products, are expensed as incurred. Expenses for the years ended December 31, 2008, 2007 and 2006 were $8.0 million, $9.2 million and $10.8 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

Accounts Receivable and Allowances

Accounts receivable are stated at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts.

Inventories

Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (“FIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company’s cost and related accumulated depreciation applicable to assets retired or sold are removed from the accounts and the gain or loss on disposition is included in income from operations.

Costs directly associated with the development and testing of internally used computer information systems are capitalized and depreciated on a straight-line basis over the expected useful life of 5 years as part of property, plant and equipment. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $10.9 million and $1.5 million in costs relating to software development were capitalized in 2008 and 2007, respectively. The balance as of December 31, 2008 and 2007 is $16.5 million and $12.6 million, respectively.

Interest is capitalized on constructed assets. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $1.8 million, $0.4 million and $0.6 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill

The Company tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount including goodwill, to the fair value of the reporting unit. The estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including anticipated future cash flows, and market data and analysis. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill recoverability.

During the fourth quarter ended December 31, 2008, the Company concluded that an interim goodwill impairment analysis was required based on significant declines in the capital markets during the quarter, which included a decline in the Company’s market capitalization. At December 31, 2008, the company’s market capitalization was less than total recorded shareholders’ equity.

However, based upon its testing, the Company concluded that the fair value of its reporting units exceeded their carrying amounts including goodwill at October 1, 2008 and at December 31, 2008 and, therefore, that goodwill was not impaired. As part of the Company’s ongoing monitoring efforts, the Company will continue to consider the uncertainty surrounding the current economic environment as well as the Company’s internal projections of future operating results in assessing goodwill recoverability.

Retained Insurable Risks

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

Environmental Remediation Reserves

The Company records accruals for environmental obligations based on estimates developed in consultation with environmental consultants and legal counsel. Accruals for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities.” The Company records a liability at the time it is probable and can be reasonably estimated. Such liabilities are not reduced for potential recoveries from insurance carriers. Costs of future expenditures are not discounted to their present value.

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Asset retirement obligations with indeterminate settlement dates are not recorded.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Currency

The functional currency of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to a separate component of Shareholders’ Equity, unless there is a sale or complete liquidation of the underlying foreign investments.

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 57”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1 excludes certain leasing transactions accounted for under FASB Statement No. 13 “Accounting for Leases” from the scope of SFAS 157.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS 157 as of January 1, 2008 related to financial assets and financial liabilities. See Note 11 — Fair Value Measurement. The Company is currently evaluating the impact of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective immediately upon issuance and did not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option established by SFAS 159. As such, the adoption had no impact on the Company’s financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which is effective for fiscal years beginning after December 15, 2008. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact on the Company of adopting SFAS 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51,” (“SFAS 160”) which is effective for fiscal years beginning after December 15, 2008. SFAS 160 amends Accounting Research Bulletin 51(“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” (“SFAS 161”) which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures of derivative instruments and hedging activities. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which was effective November 15, 2008. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the U.S. The adoption of SFAS 162 did not have an impact on the Company’s financial position, results of operations and cash flows.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP 132(R)-1”). FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 and requires additional disclosures in plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SUPPLEMENTAL BALANCE SHEET DATA

Receivables, Net:

In millions	2008	2007

Trade	$358.3	$219.1
Less: Allowance	(3.9)	(1.6)

	354.4	217.5
Other	15.2	9.2

Total	$369.6	$226.7

Inventories by Major Class:

In millions	2008	2007

Finished Goods	$301.3	$157.8
Work in Progress	46.0	27.9
Raw Materials	116.5	79.8
Supplies	77.9	58.9

	541.7	324.4
Less: Allowance	(9.7)	(5.8)

Total	$532.0	$318.6

Property, Plant and Equipment, Net:

In millions	2008	2007

Property, Plant and Equipment, at Cost
Land and Improvements	$136.2	$56.3
Buildings	405.9	229.0
Machinery and Equipment	2,949.8	2,528.9
Construction-in-Progress	110.6	41.9

	3,602.5	2,856.1
Less: Accumulated Depreciation	(1,667.4)	(1,479.9)

Total	$1,935.1	$1,376.2

Other Assets:

In millions	2008	2007

Deferred Debt Issuance Costs, Net of Amortization of $19.5 and $11.6 for 2008 and 2007, respectively	$34.0	$25.6
Deferred Income Tax Assets	0.4	—
Other	15.6	7.3

Total	$50.0	$32.9

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Liabilities:

In millions	2008	2007

Fair Value of Derivatives	$84.3	$6.4
Restructuring Reserves	19.1	—
Other	85.2	61.0

Total	$188.6	$67.4

NOTE 3 —	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Effects of (Increases) Decreases in Operating Assets and Liabilities:

In millions	2008	2007	2006

Receivables, net	$16.5	$(4.4)	$(1.0)
Inventories	32.6	(27.0)	10.2
Prepaid Expenses	(13.7)	(11.5)	(4.7)
Accounts Payable	(21.4)	16.1	0.8
Compensation and Employee Benefits	(27.8)	6.6	1.4
Income Taxes	(4.8)	(0.4)	1.1
Interest Payable	16.5	(7.3)	5.6
Other Accrued Liabilities	(17.1)	(14.0)	(1.7)
Other Noncurrent Liabilities	0.2	6.0	(4.4)

Total	$(19.0)	$(35.9)	$7.3

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2008	2007	2006

Interest	$193.4	$168.3	$161.9
Income Taxes	5.0	2.9	1.1

Noncash activities were as follows:

In millions	2008	2007	2006

Issuance of Common Stock Related to Acquisition	$762.8	$—	$—

NOTE 4 —	ALTIVITY TRANSACTION

On March 10, 2008, the businesses of GPC and Altivity were combined in a transaction accounted for under SFAS 141. Altivity was the largest privately-held producer of folding cartons and a market leader in all of its major businesses, including coated-recycled boxboard, multi-wall bag and specialty packaging. Altivity operates recycled boxboard mills and consumer product packaging facilities in North America.

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

The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions require GPC to be the acquiring entity for

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of the transaction of $5.47 per share and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the Altivity Transaction. The preliminary purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Costs	30.3
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.7

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	265.0
Prepaids	13.1
Property, Plant and Equipment	637.0
Intangible Assets	561.1
Other Assets	4.7

Total Assets Acquired	1,722.3

Current Liabilities, Excluding Current Portion of Long-Term Debt	257.8
Pension and Postemployment Benefits	35.3
Other Noncurrent Liabilities	31.8

Total Liabilities Assumed	324.9

Net Assets Acquired	1,397.4

Goodwill	563.3

Total Estimated Fair Value of Net Assets Acquired	$1,960.7

As of December 31, 2008, the preliminary purchase accounting is still subject to final adjustment and could change in the subsequent period. The Company has not finalized its review of all Altivity tax matters and other liabilities. The Company has plans to close certain facilities of the acquired company and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 5 — Restructuring Reserves.

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including 1) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) diversifying the Company’s product line and providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing system which will now include expanded folding carton converting operations, multi-wall bag facilities, flexible packaging facilities, ink manufacturing facilities and label facilities.

The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at December 31, 2008	$408.8	$61.9	$92.6	$563.3

The Company expects to deduct approximately $430 million of goodwill for tax purposes.

The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreements	8.2
Trademarks and Patents	7.5
Leases and Supply Contracts	(1.0)

Total Estimated Fair Value of Intangible Assets	$561.1

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, four years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented and excludes the fourth quarter 2007 results for the divested mills. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Year Ended December 31,
In millions	2008	2007

Net Sales	$4,470.5	$4,378.2
Net Loss	(62.9)	(69.3)
Loss Per Share — Basic and Diluted	(0.18)	(0.20)

NOTE 5 —	RESTRUCTURING RESERVES

In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves were established for employee severance and benefit payments, equipment removal and facility closure costs. These restructuring reserves were established in accordance with the requirement of Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and were considered liabilities assumed in the Altivity Transaction and will be finalized by March 10, 2009. The Company has announced the closure of four Altivity facilities and has committed to seven additional plant closures. The restructuring activities are expected to be substantially completed by December 31, 2010.

In addition, during the third quarter 2008, the Company announced the closure of a GPC facility. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of termination benefits recorded in 2008 was $1.6 million and is included in Selling, General and Administrative costs in the Consolidated Statements of Operations.

The following table summarizes the transactions within the restructuring reserve and reconciles to accrued liabilities at December 31:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Additions to Reserves	13.4	2.3	0.8	16.5
Cash Payments	(6.1)	(0.7)	(0.5)	(7.3)
Other Adjustments	(0.4)	(0.3)	(0.1)	(0.8)

Balance at December 31, 2008	$13.9	$9.8	$2.0	$25.7

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The amount of accelerated depreciation recorded in 2008 was $5.4 million.

NOTE 6 —	DEBT

Short-Term Debt is composed of the following:

In millions	2008	2007

Short-Term Borrowings	$7.2	$6.4
Current Portion of Long-Term Debt	11.4	0.2

Total	$18.6	$6.6

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2008 and 2007 was 3.7% and 3.6%, respectively.

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

In connection with the May 16, 2007 replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financial costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Consolidated Statements of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs. These costs, combined with the remainder of the deferred financing costs relating to the previous senior secured credit agreement, will be amortized over the term of the new facilities.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 10, 2008, the Company entered into Amendment No. 1 and Amendment No. 2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility will remain in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt will equal approximately LIBOR plus 237.5 basis points. In connection with the new term loan and revolver increase, the Company recorded approximately $16 million of deferred financing costs.

Long-Term Debt is consisted of the following:

In millions	2008	2007

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.21% at December 31, 2008) payable through 2014	1,000.3	1,010.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.68% at December 31, 2008) payable through 2014	1,182.3	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (4.19% at December 31, 2008) payable in 2013	143.2	11.0
Other	0.8	1.0

	3,176.6	1,872.0
Less, current portion	11.4	0.2

Total	$3,165.2	$1,871.8

Long-Term Debt maturities are as follows:

In millions

2009	$11.4
2010	22.3
2011	447.3
2012	23.0
2013	590.5
After 2013	2,082.1

Total	$3,176.6

At December 31, 2008, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$143.2	$220.9
International Facilities	17.5	7.1	10.4

Total	$417.5	$150.3	$231.3

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $35.9 million as of December 31, 2008. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2008, the Company was in compliance with the financial covenants in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

NOTE 7 —	STOCK INCENTIVE PLANS

GPC had eight equity compensation plans, all of which were assumed by the Company pursuant to the Altivity Transaction. The Company’s only active plan as of December 31, 2008 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), the 2003 Riverwood Holding, Inc. Directors Stock Incentive Plan (“2003 Directors Plan”), the Riverwood Holding, Inc. 2002 Stock Incentive Plan (“2002 SIP”), the Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan (“1999 LTIP”), the Riverwood Holding, Inc. Stock Incentive Plan (“1996 SIP”), the Graphic Packaging Equity Incentive Plan (“EIP”), and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors (“Graphic NEDP”). Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant. Shares issued are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Stock-based compensation expense for all share-based payment awards granted, after the Company’s adoption of SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) on January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

GPC and the Company have not granted any options since 2004. The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted in 2004. The Company used the Black-Scholes Merton option pricing model to value stock options with the following assumptions: dividend yield of zero, expected volatility ranging from 0% to 74%, risk-free interest rates ranging from 4.23% to 6.75%, a zero forfeiture rate and an expected life of 3 to 10 years.

The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2008 and the option exercise price range per plan. No options have been granted under the 2004 Plan or the 2003 Directors Plan, so these plans have been omitted from the table.

		Weighted	Shares	Weighted		Weighted Average
	Shares	Average	Subject to	Average	Exercise	Remaining
	Subject	Exercise	Exercisable	Exercise	Price	Contractual Life
Plan	to Options	Price	Options	Price	Range	in Years

2003 LTIP	913,645	$6.05	913,645	$6.05	$4.45 to $6.57	4.7
2002 SIP	2,130,754	7.88	2,130,754	7.88	7.88	3.0
1999 LTIP	207,112	6.57	207,112	6.57	6.57	0.4
1996 SIP	1,266,021	6.57	1,266,021	6.57	6.57	1.1
EIP	2,588,355	7.44	2,588,355	7.44	1.56 to 13.74	4.4
Graphic NEDP	10,000	3.95	10,000	3.95	2.88 to 7.11	1.2

Total	7,115,887	$7.21	7,115,887	$7.21	—	3.3

As of December 31, 2008 and 2007, there were exercisable options in the amount of 7,115,887 and 12,730,238, respectively.

A summary of option activity during the three years ended December 31, 2008 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding — December 31, 2005	15,944,339	$6.84
Exercised	(237,000)	3.13
Canceled	(820,852)	5.54

Outstanding — December 31, 2006	14,886,487	6.97
Exercised	(303,640)	2.93
Canceled	(1,852,609)	4.70

Outstanding — December 31, 2007	12,730,238	7.41
Exercised	—	—
Canceled	(5,614,351)	7.66

Outstanding — December 31, 2008	7,115,887	$7.21

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2004 Plan and the 2003 LTIP permit the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All restricted stock and RSUs vest and become unrestricted in one to five years from date of grant. Upon vesting, all RSUs granted under the 2004 Plan are payable 50% in cash and 50% in shares of common stock. All other RSUs are payable in shares of common stock.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data concerning stock awards, restricted stock and RSUs granted in the years ended December 31:

Shares in thousands	2008	2007	2006

RSUs — Employees	1,140	2,501	2,239
Weighted-average price per share	$2.72	$4.76	$2.83
Stock Awards — Board of Directors	434	50	71
Weighted-average price per share	$2.28	$4.83	$3.39

The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in shareholders’ equity. At December 31, 2008 and 2007, the Company had 1,087,510 and 4,796,944 RSUs outstanding, respectively. The unrecognized expense at December 31, 2008 is approximately $1 million and is expected to be recognized over a weighted average period of 2 years.

The value of restricted stock and stock awards is based on the market value of the Company’s common stock at the date of grant and recorded as a component of Shareholders’ Equity.

During 2008 and 2007, the Company also issued 56,823 and 17,782 shares of phantom stock, respectively, representing compensation deferred by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 57,215 shares in payment of employee deferred compensation.

During 2008, 2007 and 2006, $6.6 million, $6.6 million and $6.5 million, respectively, was charged to compensation expense. Of the amount charged to expense during 2008, $7.1 million was attributable to the accelerated vesting of RSU’s and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.

NOTE 8 —	POSTRETIREMENT AND OTHER BENEFITS

OVERVIEW OF NORTH AMERICAN PLANS

The Company maintains both defined benefit pension plans and postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees and their dependents. Currently, the plans are closed to newly-hired salaried and non-union hourly employees.

The Company’s funding policies with respect to its North American pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements. Plan assets are invested in equities and fixed income securities.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement Expense

The pension and postretirement expenses related to the North American plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2008	2007	2006	2008	2007	2006

Components of Net Periodic Cost:
Service Cost	$17.8	$14.3	$16.4	$1.3	$1.0	$1.0
Interest Cost	39.7	34.8	33.2	3.1	2.5	2.5
Expected Return on Plan Assets	(42.0)	(36.0)	(32.0)	—	—	—
Administrative Expense	0.1	—	—	—	—	—
Amortizations:
Prior Service Cost	2.7	2.3	2.4	(0.2)	0.1	0.1
Actuarial Loss (Gain)	2.2	2.4	6.0	(0.6)	(0.1)	—

Net Periodic Cost	$20.5	$17.8	$26.0	$3.6	$3.5	$3.6

Certain assumptions used in determining the pension and postretirement expense were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Weighted Average Assumptions:
Discount Rate	5.75%-6.65%	5.95%-6.05%	5.75%	5.75%-6.55%	5.80%-6.05%	5.65%
Rate of Increase in Future Compensation Levels	2.50%-4.00%	4.00%	4.50%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	6.75%-8.50%	8.25%	8.25%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	9.00%	9.00%	9.00%
Ultimate Health Care Cost Trend Rate(a)	—	—	—	5.00%	5.00%	5.00%
Ultimate Year(a)	—	—	—	2017	2016	2014

Note:

(a)	One of the salaried plan’s costs was capped beginning in 1999.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the funded status of the North American pension and postretirement plans as of December 31:

			Postretirement
	Pension Benefits		Benefits
In millions	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$596.4	$594.6	$44.4	$45.2
Acquisition	50.5	—	14.3	—
Service Cost	17.8	14.3	1.3	1.1
Interest Cost	39.7	34.8	3.1	2.5
Plan Participant’s Contributions	0.1	—	—	—
Actuarial Loss (Gain)	42.7	(19.6)	0.3	(3.4)
Amendments	—	(2.4)	(1.8)	—
Foreign Currency Exchange	(3.1)	—	(0.4)	—
Curtailment	(0.5)	—	(1.7)	—
Retiree Drug Subsidy Paid	—	—	0.3	—
Change in Claim Reserve	—	—	(0.1)	—
Benefits Paid	(29.0)	(25.3)	(2.7)	(1.0)

Benefit Obligation at End of Year	$714.6	$596.4	$57.0	$44.4

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$468.0	$441.9	$—	$—
Acquisition	32.1	—	—	—
Actual Return on Plan Assets	(127.6)	26.5	—	—
Employer Contributions	56.8	24.9	2.7	1.0
Foreign Currency Exchange	(2.5)	—	—	—
Expenses Paid	(0.1)	—	—	—
Plan Participant’s Contributions	0.1	—	—	—
Benefits Paid	(29.0)	(25.3)	(2.7)	(1.0)

Fair Value of Plan Assets at End of Year	$397.8	$468.0	$—	$—

Plan Assets Less than Projected Benefit Obligation	$(316.8)	$(128.4)	$(57.0)	$(44.4)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension and Postretirement Benefits Liability — Current	(0.7)	(0.3)	(3.6)	(2.5)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	(316.1)	(128.1)	(53.4)	(41.9)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	262.0	52.5	(5.4)	(4.5)
Prior Service Cost (Income)	1.0	3.7	(1.4)	0.1

Net Amount Recognized	$(53.8)	$(72.2)	$(63.8)	$(48.8)

Weighted Average Assumptions:
Discount Rate	6.15%- 6.50%(a )	6.15%- 6.35%(a )	6.25%- 6.50%(a )	6.00%- 6.35%(a )
Rates of Increase in Future Compensation Levels	2.50%-4.00%	4.00%	2.50%	—
Initial Health Care Cost Trend Rate	—	—	9.00%	9.00%
Ultimate Health Care Cost Trend Rate(a)	—	—	5.00%	5.00%
Ultimate Year	—	—	2017	2016

Notes:

(a)	Discount rates assumed for each plan are included in this range.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for Pension Plans

The accumulated benefit obligation for all defined benefit plans was $687.2 million and $576.8 million at December 31, 2008 and 2007, respectively.

For plans with accumulated benefit obligations in excess of plan assets, at December 31, the projected benefit obligation, accumulated benefit obligation and fair value of the plan assets were:

In millions	2008	2007

Projected Benefit Obligation	$714.6	$596.4
Accumulated Benefit Obligation	687.2	576.8
Fair Value of Plan Assets	397.8	468.0

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

The Company’s retirement plan asset allocation at December 31, 2008 and 2007 and target allocation for 2009 by asset category are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
	2009	2008	2007

Asset Category:
Equity Securities	60.0%	51.0%	59.3%
Debt Securities	40.0	45.4	40.6
Cash	—	3.6	0.1

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

At December 31, 2008 and 2007, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

During 2008 and 2007, the Company made $56.8 million and $24.9 million, respectively, of contributions to its North American pension plans. For 2009, the Company expects to make contributions of approximately $65 million.

Information for Postretirement Benefits

During 2008 and 2007, the Company made postretirement benefit payments of $2.7 million and $1.0 million, respectively. For 2009, the Company expects to make contributions of approximately $4 million.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2008 data:

	One Percentage Point
In millions	Increase	Decrease

Health Care Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.6	$(0.5)
Effect on Year-End Postretirement Benefit Obligation	5.3	(4.7)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement benefit payments through the year 2018:

		Postretirement
In millions	Pension Plans	Benefits

2009	$33.7	$3.8
2010	35.7	4.0
2011	38.1	4.4
2012	41.0	4.4
2013	43.9	4.6
2014 — 2018	262.9	26.7

Information for Postemployment Benefits

The Company maintains postemployment benefits for U.S. employees. Certain benefits are based on years of service. The Company recorded an entry to Accumulated Other Comprehensive Loss for the net actuarial gain of $0.7 million.

Net Periodic Benefit Costs

During 2009, amounts expected to be recognized in Net Periodic Benefit Costs are as follows:

		Postretirement	Postemployment
In millions	Pension Plans	Benefits	Benefits

Recognition of Prior Service Cost	$1.2	$(0.2)	$—
Recognition of Actuarial Loss (Gain)	20.2	(0.7)	0.6

Multi-Employer Plan

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement benefits to employees under union-employer organization agreements. Expense for these plans for the year ended December 31, 2008 was $5.8 million.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2008, 2007 and 2006 were $17.6 million, $8.2 million and $7.8 million, respectively. Contributions for the year ended December 31, 2008 include $8.6 million for Altivity since the acquisition.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INTERNATIONAL PENSION PLANS

Pension Expense

The Company maintains international defined benefit pension plans that are both noncontributory and contributory and are funded in accordance with applicable local laws. The pension or termination benefits are based primarily on years of service and the employees’ compensation.

The U.K. defined benefit plan was frozen effective March 31, 2001 and replaced with a defined contribution plan. The Company’s contribution to the plan is based on employee contributions.

The pension expense (income) related to the international plans consisted of the following:

	Year Ended December 31,
In millions	2008	2007	2006

Components of Net Periodic Pension Cost:
Service Cost	$0.7	$0.4	$0.6
Interest Cost	7.8	7.6	6.4
Expected Return on Plan Assets	(9.3)	(9.6)	(8.4)
Amortizations:
Actuarial Loss	—	0.3	0.3

Net Periodic Pension Income	$(0.8)	$(1.3)	$(1.1)

Weighed Average Assumptions:
Discount Rate	5.90%	5.10%	4.80%
Rates of Increase in Future Compensation Levels	0.00%	0.00%	0.00%
Expected Long-Term Rate of Return on Plan Assets	7.00%	7.00%	7.00%

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the funded status of the international pension plans as of December 31:

In millions	2008	2007

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$144.1	$148.2
Service Cost	0.7	0.4
Interest Cost	7.8	7.6
Actuarial Gain	(12.7)	(6.8)
Foreign Exchange Translation	(35.9)	2.0
Expenses Paid	(0.7)	(0.4)
Benefits Paid	(5.8)	(6.9)

Benefit Obligation at End of Year	$97.5	$144.1

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$143.8	$136.5
Actual Return on Plan Assets	(14.1)	10.8
Foreign Exchange Translation	(34.2)	1.8
Expenses Paid	(0.7)	(0.4)
Employer Contribution	2.2	2.0
Benefits Paid	(5.8)	(6.9)

Fair Value of Plan Assets at End of Year	$91.2	$143.8

Plan Assets Less Than Projected Benefit Obligation	$(6.3)	$(0.3)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension Liability — Noncurrent	$(6.3)	$(0.3)
Accumulated Other Comprehensive Income:
Net Actuarial Loss	16.9	11.5

Net Amount Recognized	$10.6	$11.2

Weighted Average Assumptions:
Discount Rate	6.40%	5.90%
Rates of Increase in Future Compensation Levels	0.00%	0.00%

The accumulated benefit obligation for the Company’s international defined benefit plan was $97.5 million and $144.1 million at December 31, 2008 and 2007, respectively.

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s retirement plan asset allocation at December 31, 2008 and 2007 and target allocation for 2009 by asset category are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
In millions	2009	2008	2007

Asset Category:
Equity Securities	50.0%	47.0%	50.0%
Debt Securities	50.0	52.0	49.0
Cash	—	1.0	1.0

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

During 2008 and 2007, the Company made $2.2 million and $2.0 million, respectively, of contributions to its international pension plan. For 2009, the Company expects to make contributions of approximately $2 million.

Estimated Future Benefit Payments

The following represents the Company’s estimated future benefit payments through the year 2018:

In millions

2009	$4.2
2010	4.2
2011	4.3
2012	4.4
2013	4.6
2014 — 2018	28.0

During 2009, $0.5 million of the net actuarial loss is expected to be recognized in Net Periodic Benefit Cost.

NOTE 9 —	INCOME TAXES

The U.S. and international components of Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2008	2007	2006

U.S.	$(74.5)	$(26.3)	$(66.3)
International	9.0	0.2	(11.3)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	$(65.5)	$(26.1)	$(77.6)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2008	2007	2006

Current (Expense) Benefit
U.S	$(0.4)	$0.2	$—
International	(6.0)	(5.1)	(0.4)

Total Current	(6.4)	(4.9)	(0.4)

Deferred (Expense) Benefit
U.S	(28.3)	(19.6)	(19.8)
International	0.3	0.6	(0.6)

Total Deferred	(28.0)	(19.0)	(20.4)

Income Tax Expense	$(34.4)	$(23.9)	$(20.8)

A reconciliation of Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company’s actual Income Tax Expense is as follows:

	Year Ended December 31,
In millions	2008	Percent	2007	Percent	2006	Percent

Income Tax Benefit at U.S. Statutory Rate	$22.9	35.0%	$9.1	35.0%	$27.2	35.0%
U.S. State and Local Tax Benefit	2.0	3.0	0.9	3.5	2.3	3.0
Valuation Allowance on Current Year Benefit	(30.8)	(47.0)	(9.1)	(35.1)	(29.2)	(37.7)
International Tax Rate Differences	—	—	(2.8)	(10.7)	(1.2)	(1.5)
Amortization of Goodwill	(29.4)	(44.9)	(19.6)	(75.0)	(19.6)	(25.3)
Foreign Withholding Tax	(0.1)	(0.2)	(0.1)	(0.3)	(0.2)	(0.2)
Adjustment to Tax Contingencies	(0.1)	(0.1)	(2.0)	(7.5)	0.1	0.1
Other	1.1	1.7	(0.3)	(1.3)	(0.2)	(0.2)

Income Tax Expense	$(34.4)	(52.5)%	$(23.9)	(91.4)%	$(20.8)	(26.8)%

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2008	2007

Current Deferred Income Tax Assets:
Compensation Based Accruals	$31.5	$22.1
Other	16.5	3.5
Valuation Allowance	(16.8)	(12.3)

Net Current Deferred Income Tax Assets	$31.2	$13.3

Noncurrent Deferred Income Tax Assets & Liabilities:
Net Operating Loss Carryforwards	$575.0	$533.8
Pension Accrual	128.9	50.1
Tax Credits	13.5	13.7
Other	54.9	61.6
Valuation Allowance	(287.5)	(344.6)
Property, Plant and Equipment	(284.2)	(299.1)
Goodwill	(156.7)	(128.4)
Other Intangibles	(231.3)	(28.6)

Net Noncurrent Deferred Income Tax Assets & Liabilities	$(187.4)	$(141.5)

Net Deferred Income Tax Liability	$(156.2)	$(128.2)

The Company has reviewed the net deferred income tax assets as of December 31, 2008 and 2007, respectively, and determined that it is more likely than not that some or all of the net deferred income tax assets will not be realized. The valuation allowance of $304.3 million and $356.9 million at December 31, 2008 and 2007, respectively, is maintained on the remaining net deferred income tax assets for which the Company has not determined that realization is more likely than not. Of the total valuation allowance, $28.7 million relates to foreign jurisdictions and the remaining $275.6 million relates to the U.S. The need for a valuation allowance is made on a country-by-country basis, and the amount of the valuation allowance has changed as of December 31, 2008 over 2007 primarily due to operating activities in various countries in 2008 and changes in deferred income tax balances. As of December 31, 2008, the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred income tax assets related primarily to the Company’s U.S., Brazil, Germany, France, Hong Kong, Mexico and the United Kingdom operations and as a result, an amount of $30.8 million was accrued in 2008.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal net operating loss carryforwards expire as follows:

In millions

2012	$384.4
2018	295.0
2019	196.8
2021	144.2
2022	72.1
2023	122.0
2025	24.2
2026	94.6
2028	113.7

Total	$1,447.0

U.S. state net operating loss carryforward amounts total $1.0 billion and expire in various years.

International net operating loss carryforward amounts total $77.0 million of which substantially all have no expiration date.

As of December 31, 2008, the Company, in accordance with APB Opinion 23, “Accounting for Income Taxes, Special Areas,” has determined that $68.4 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $30.5 million. As of December 31, 2007, the Company had determined that $61.0 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $28.3 million. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

Uncertain Tax Positions

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FAS Statement 109” effective January 1, 2007. As of the date of adoption, the Company’s liability for unrecognized income tax benefits totaled $4.1 million, the total of which, if recognized, would affect the annual effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2008	2007

Balance at January 1,	$1.4	$4.1
Additions for tax positions of prior year	0.1	2.6
Reductions for tax positions of prior years	—	(1.4)
Settlements	—	(4.4)
Effect of Exchange Rate Changes	(0.1)	0.5

Balance at December 31,	$1.4	$1.4

The increase in 2007 in unrecognized income tax benefits primarily relates to a judgment received in the Swedish tax court during the first quarter of 2007.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 the gross unrecognized tax benefits of $1.4 million, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had $0.1 million and $1.7 million for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

NOTE 10 —	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to fluctuations in interest rates on its variable debt, fluctuations in foreign currency transaction cash flows and variability in cash flows attributable to certain commodity purchases. The Company actively monitors these fluctuations and periodically uses derivatives and other financial instruments to hedge exposures to interest, currency and commodity risks. The Company’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2008, the Company had interest rate swap agreements with a notional amount of $1.6 billion, which expire on various dates from 2009 to 2012 under which the Company will pay fixed rates of 2.37% to 5.06% and receive the three-month LIBOR rates.

During 2008, the Company recorded a favorable fair value adjustment of $10.4 million to income for an interest rate swap related to the Altivity Transaction. The interest rate swap is now designated as an effective hedge, and subsequent fair value adjustments for effectiveness are recorded in Other Comprehensive Income. During 2008 and 2007, there were minimal amounts of ineffectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into natural gas swap contracts to hedge prices for approximately 72% of its expected natural gas usage through 2009 with a weighted average contractual rate of $9.94 per MMBTU. Such contracts are designated as cash flow hedges. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

During 2008 and 2007, there were minimal amounts of ineffective portions related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in Other Income, Net when the anticipated transaction affects income.

At December 31, 2008 and 2007, multiple forward exchange contracts existed that expire on various dates throughout 2009. Those purchased forward exchange contracts outstanding at December 31, 2008, when measured in U.S. dollars at December 31, 2008 exchange rates, had notional amounts totaling $80.8 million. Those purchased forward exchange contracts outstanding at December 31, 2007, when measured in U.S. dollars at December 31, 2007 exchange rates, had notional amounts totaling $78.2 million.

No amounts were reclassified to earnings during 2008 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Minimal amounts were reclassified to earnings during 2007 in connection with forecasted transactions that were no longer considered probable of occurring due to the sale of the Swedish operations, and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2008 and 2007, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2008, when aggregated and measured in U.S. dollars at December 31, 2008 exchange rates, had net notional amounts totaling $4.4 million. Those foreign currency exchange contracts outstanding at December 31, 2007, when aggregated and measured in U.S. dollars at December 31, 2007 exchange rates, had net notional amounts totaling $14.5 million. Generally, unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding unrealized gains and losses recognized on these accounts receivable. These contracts are presently being and will continue to be recorded through the income statement.

Foreign Currency Movement Effect

Net international currency exchange (gains) losses included in determining Income from Operations for the years ended December 31, 2008, 2007 and 2006 were $10.7 million, $(1.3) million and $(2.3) million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Derivative Instruments (Loss) Gain

The following is a reconciliation of changes in the fair value of the interest rate swap agreements, natural gas swaps and foreign currency forward contracts which have been recorded as Accumulated Derivative Instruments (Loss) Gain in the Statements of Shareholders’ Equity as of December 31:

In millions	2008	2007	2006

Balance at January 1	$(7.9)	$(5.4)	$5.2
Reclassification to earnings	10.2	9.3	19.3
Current period change in fair value	(70.8)	(11.8)	(29.9)

Balance at December 31	$(68.5)	$(7.9)	$(5.4)

At December 31, 2008, the Company expects to reclassify $29.4 million of losses in 2009 from Accumulated Derivative Instruments (Loss) Gain to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11 —	FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model, whereby fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

Relative to SFAS 157, the FASB issued FSP 157-1, FSP 157-2, and FSP 157-3. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, and FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination. FSP 157-3 clarifies the application of SFAS 157 when the market for a financial asset is inactive.

The Company adopted SFAS 157 for financial assets and financial liabilities as of January 1, 2008, in accordance with the provisions of SFAS 157 and the related guidance of FSP 157-1, FSP 157-2, and FSP 157-3. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows. The Company has determined that its financial assets and financial liabilities are valued using Level 2 inputs in the fair value hierarchy.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following table provides the financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2008:

	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable Inputs
In millions	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Commodity Contracts	$(24.4)	—	$(24.4)	—
Foreign Currency Contracts, Net of Liabilities	(1.4)	—	(1.4)	—
Interest Rate Swap Agreements	(53.9)	—	(53.9)	—

Total	$(79.7)	—	$(79.7)	—

These financial assets can be found in the Other Current Assets and the financial liabilities in the Other Accrued Liabilities and Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2008, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

Fair Value of Financial Instruments

The fair values of the Company’s other financial assets at December 31, 2008 and 2007 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,438.5 million and $1,829.2 million as compared to the carrying amounts of $3,176.6 million and $1,872.0 million as of December 31, 2008 and 2007, respectively. The fair value of Long-Term Debt is based on quoted market prices.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended December 31,
	2008			2007			2006
	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
In millions	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Derivative Instruments (Loss) Gain	$(60.6)	$—	$(60.6)	$(2.5)	$—	$(2.5)	$(10.6)	$—	$(10.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	23.3	—	23.3
Currency Translation Adjustment	(15.1)	—	(15.1)	4.6	—	4.6	14.7	—	14.7
Pension Benefit Plans	(212.2)	—	(212.2)	25.2	—	25.2	(26.2)	—	(26.2)
Postretirement Benefit Plans	2.4	—	2.4	3.3	—	3.3	1.1	—	1.1
Postemployment Benefit Plans	1.2	—	1.2	1.5	—	1.5	(6.1)	—	(6.1)

Accumulated Other Comprehensive Income (Loss)	$(284.3)	$—	$(284.3)	$32.1	$—	$32.1	$(3.8)	$—	$(3.8)

The balances of Accumulated Other Comprehensive Income (Loss), net of applicable taxes are as follows:

	December 31,
In millions	2008	2007

Accumulated Derivative Instruments Loss	$(68.5)	$(7.9)
Currency Translation Adjustment	(13.2)	1.9
Pension Benefit Plans	(279.9)	(67.7)
Postretirement Benefit Plans	6.8	4.4
Postemployment Benefit Plans	(3.4)	(4.6)

Accumulated Other Comprehensive Loss	$(358.2)	$(73.9)

NOTE 13 —	IMPAIRMENT

In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.

During 2007, the Company recognized an impairment charge of $18.6 million relating to its paperboard mill located in Norrköping, Sweden. The Company’s plan to sell the operations led to the testing for impairment of these long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. The impairment charge is reflected as a component of Loss from Discontinued Operations on the Consolidated Statements of Operations and as a component of the Company’s paperboard packaging segment.

During the third quarter of 2006, the Company recognized an impairment charge of $3.9 million relating to its Sao Paulo, Brazil operations. The continued and projected operating losses and negative cash flows led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined using the expected present value method and third party appraisals. The impairment charge is reflected as a component of Cost of Sales on the Consolidated Statements of Operations and as a component of Income from Operations in the Company’s paperboard packaging segment.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	DISCONTINUED OPERATIONS

On October 16, 2007, Graphic Packaging International Holding Sweden AB (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement with Lagrumment December nr 1031 Aktiebolg, a company organized under the laws of Sweden that was renamed Fiskeby International Holding AB (the “Purchaser”), and simultaneously completed the transactions contemplated by such agreement. Pursuant to such Purchase and Sales Agreement, the Purchaser acquired all of the outstanding shares of Graphic Packaging International Sweden (“GP-Sweden”). GP-Sweden and its subsidiaries are in the business of developing, manufacturing and selling paper and packaging boards made from recycled fiber. The Sale and Purchase Agreement specified that the purchase price was $8.6 million and contained customary representations and warranties of the Seller.

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

During the third quarter of 2008, the Company determined an additional $0.9 million environmental reserve related to GP-Sweden was necessary and recorded this in discontinued operations within the Company’s Consolidated Statements of Operations. See Note 15 — Environmental and Legal Matters.

The long-lived assets of GP-Sweden comprised operations and cash flows that could be distinguished from the rest of the Company. Since these cash flows have been eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented.

Summarized financial information for discontinued operations is as follows:

	Year Ended December 31,
In millions	2008	2007	2006

Net Sales	$—	$83.4	$99.4
Loss before Income Taxes	(0.9)	(33.4)	(3.6)

GP-Sweden was included in the paperboard packaging segment and the Europe geographic area.

NOTE 15 —	ENVIRONMENTAL AND LEGAL MATTERS

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. In addition during 2008, the Company determined an additional liability of $0.9 million was necessary and recorded this in discontinued operations within the Company’s Consolidated Statements of Operations. The Company paid $3.4 million against the reserve.

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

In connection with the Altivity Transaction, the Company acquired several sites with on-going administrative proceedings related to air emission and water discharge permit exceedances and soil contamination issues. The Company does not believe that any of the proceedings will result in material liabilities or penalties.

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue in West Monroe, for which a penalty has been estimated, it is too early in the investigation and regulatory process to make a determination of the probability of liability and reasonably estimate costs. Nevertheless, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 16 —	COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal options. At December 31, 2008, total minimum rental payments under these leases were as follows:

In millions	At December 31,

2009	$38.9
2010	32.0
2011	26.8
2012	16.6
2013	9.2
Thereafter	33.4

Total	$156.9

Total rental expense was $41.8 million, $16.6 million and $13.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2013. At December 31, 2008, total commitments under these contracts were as follows:

In millions	At December 31,

2009	$98.0
2010	58.8
2011	58.8
2012	57.6
2013	56.6
Thereafter	246.1

Total	$575.9

NOTE 17 —	RELATED PARTY TRANSACTIONS

Coors Brewing Company, a subsidiary of Molson Coors Brewing Company (formerly known as the Adolph Coors Company), accounted for approximately $87 million, $85 million and $74 million of the Company’s Net Sales for the year ended December 31, 2008, 2007 and 2006, respectively. The Company continues to sell packaging products to Coors Brewing Company. The supply agreement, as amended, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2009. Mr. Jeffrey H. Coors, a member of the Company’s Board of Directors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989. Together with family members and related trusts, Mr. Coors owns a significant interest in Molson Coors Brewing Company.

One of the Company’s subsidiaries, Golden Equities, Inc., is the general partner of Golden Properties, Ltd., a limited partnership in which Coors Brewing Company is the limited partner. Before the Altivity Transaction, Golden Equities, Inc. was a subsidiary of Graphic Packaging International Corporation. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company or Adolph Coors Company. Transactions between the Company and Golden Properties, Ltd. are eliminated in the Consolidated Financial Statements.

On October 16, 2007, the Company sold an indirect wholly-owned subsidiary to a purchaser affiliated with Jeffrey H. Coors. See Note 14 — Discontinued Operations.

NOTE 18 —	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

As a result of the Altivity Transaction, the Company’s reporting segments were revised as follows: the Company’s containerboard/other were combined into the paperboard packaging segment and additionally, two new segments were created, multi-wall bag and specialty packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations. The Company’s reportable segments are based upon strategic business units that offer different products.

The paperboard packaging segment is highly integrated and includes a system of mills and plants that produces a broad range of paperboard grades convertible into folding cartons. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging business segment includes the design, manufacture and installation of packaging machinery related to the assembly of cartons and the production and sale of corrugating medium and kraft paper from paperboard mills in the U.S.

The multi-wall bag business segment converts kraft and specialty paper into multi-wall bags, consumer bags and specialty retail bags. The bags are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products.

The specialty packaging business segment primarily includes flexible packaging, label solutions, laminations and ink coatings. This segment converts a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2008, 2007 or 2006.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business segment information is as follows:

	Year Ended December 31,
In millions	2008	2007	2006

NET SALES:
Paperboard Packaging	$3,377.4	$2,340.6	$2,243.1
Multi-wall Bag	478.1	80.6	78.6
Specialty Packaging	223.9	—	—

Total	$4,079.4	$2,421.2	$2,321.7

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$220.8	$177.8	$112.9
Multi-wall Bag	27.8	6.3	3.4
Specialty Packaging	11.0	—	—
Corporate(a)	(109.7)	(32.9)	(22.5)

Total	$149.9	$151.2	$93.8

CAPITAL EXPENDITURES:
Paperboard Packaging	$145.6	$92.3	$91.5
Multi-wall Bag	9.8	1.6	0.7
Specialty Packaging	2.4	—	—
Corporate	25.5	2.0	2.3

Total	$183.3	$95.9	$94.5

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$224.9	$180.5	$175.5
Multi-wall Bag	15.2	1.8	2.6
Specialty Packaging	10.0	—	—
Corporate	14.2	7.3	10.4

Total	$264.3	$189.6	$188.5

	December 31,
In millions	2008	2007

ASSETS AT DECEMBER 31:
Paperboard Packaging	$4,143.4	$2,676.4
Multi-wall Bag	376.4	29.7
Specialty Packaging	248.3	—
Corporate(b)	215.0	71.2

Total	$4,983.1	$2,777.3

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2008	2007	2006

NET SALES:
U.S./North America	$3,755.7	$2,122.9	$2,060.9
Central/South America	56.2	29.0	21.9
Europe	264.2	282.1	260.7
Asia Pacific	131.9	136.3	123.6
Eliminations(c)	(128.6)	(149.1)	(145.4)

Total	$4,079.4	$2,421.2	$2,321.7

In millions	2008	2007

ASSETS AT DECEMBER 31:
U.S/North America	$4,573.2	$2,498.4
Central/South America	29.0	16.5
Europe	118.3	145.0
Asia Pacific	47.6	46.2
Corporate	215.0	71.2

Total	$4,983.1	$2,777.3

Notes:

(a)	Primarily consists of unallocated general corporate expenses and costs associated with the combination with Altivity.

(b)	Corporate assets are principally cash and equivalents, other current assets, deferred income tax assets, deferred debt issue costs and a portion of property, plant and equipment.

(c)	Represents primarily the elimination of intergeographic sales and profits from transactions between the Company’s U.S., Europe, Asia Pacific and Central/South America operations.

NOTE 19 —	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2008 and 2007 are shown below.

	2008
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$724.3	$1,141.7	$1,165.7	$1,047.7	$4,079.4
Gross Profit	86.6	143.6	150.4	101.9	482.5
Income from Operations	25.5	61.9	52.5	10.0	149.9
Loss from Continuing Operations	(23.3)	(4.3)	(13.5)	(57.7)	(98.8)
Loss from Discontinued Operations, Net of Taxes	—	—	(0.9)	—	(0.9)
Net Loss	(23.3)	(4.3)	(14.4)	(57.7)	(99.7)
Loss Per Share — Basic and Diluted:
Continuing Operations	(0.10)	(0.01)	(0.04)	(0.17)	(0.32)
Discontinued Operations	—	—	(0.00)	—	(0.00)
Total	(0.10)	(0.01)	(0.04)	(0.17)	(0.32)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$584.1	$623.1	$612.1	$601.9	$2,421.2
Gross Profit	56.0	81.9	105.0	88.9	331.8
Income from Operations	12.8	39.0	61.6	37.8	151.2
(Loss) Income from Continuing Operations	(37.5)	(19.6)	15.1	(7.1)	(49.1)
(Loss) Income from Discontinued Operations, Net of Taxes	(1.2)	(1.7)	(29.0)	6.4	(25.5)
Net Loss	(38.7)	(21.3)	(13.9)	(0.7)	(74.6)
(Loss) Income Per Share — Basic and Diluted:
Continuing Operations	(0.18)	(0.10)	0.07	(0.03)	(0.24)
Discontinued Operations	(0.01)	(0.01)	(0.14)	0.03	(0.13)
Total	(0.19)	(0.11)	(0.07)	(0.00)	(0.37)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying Consolidated Balance Sheet of Graphic Packaging Holding Company as of December 31, 2008 and the related Consolidated Statement of Operations, Shareholders’ Equity and Cash Flows for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

As discussed in Notes 1 and 11 to the financial statements, in 2008 the Company changed its method of accounting for fair value for all financial assets and liabilities and non-financial assets and liabilities measured at fair value on a recurring basis.

ERNST & YOUNG LLP
Atlanta, Georgia
March 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet as of December 31, 2008 and the related Consolidated Statement of Operations, Shareholders’ Equity and Cash Flows for the year ended December 31, 2008 of Graphic Packaging Holding Company and our report dated March 3, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Atlanta, Georgia
March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Holding Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Graphic Packaging Holding Company (formerly known as Graphic Packaging Corporation) and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for the two years in the period ended December 31, 2007, when read in conjunction with the related consolidated financial statements. Our responsibility is to express opinions on these financial statements and on the financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United states). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. we believe that our audits provide a reasonable basis for our opinions.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2008, except for Note 18 to which the date is March 4, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.) Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3. Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2008.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 27, 2003 and incorporated herein by reference.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as part of Annex A to Registrant’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.
2.3	Transaction Agreement and Agreement and Plan of Merger dated as of July 9, 2007, by and among the Company, Bluegrass Container Holdings, LLC, TPG Bluegrass IV, L.P., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P., TPG FOF V — B, L.P., BCH Management, LLC, Field Holdings, Inc., New Giant Corporation and Giant Merger Sub, Inc. Filed as Exhibit 2.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of New Giant Corporation. Filed as Exhibit 3.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Graphic Packaging Holding Company. Filed as Exhibit 3.2 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
3.3	Certificate of Designation Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.

Exhibit
Number	Description

4.1	Stockholders Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P. and TPG FOF V — B, L.P., and Field Holdings, Inc. Filed as Annex E to New Giant Corporation’s Registration Statement on Form S-4, as amended and incorporated herein by reference.
4.2	Registration Rights Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on Schedule I thereto as Family Stockholders, any of the persons listed on Schedule I thereto as “Astros Stockholders,” Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V. L.P., TPG Bluegrass V, Inc., TPB Bluegrass V — AIV 2, L.P., BCH Management, LLC, TPG FOF V — A, L.P., TPG FOF V — B., L.P. Filed as Annex F to New Giant Corporation’s Registration Statement on Form S-4, as amended and incorporated herin by reference.
4.3	Rights Agreement entered into between Graphic Packaging Holding Company and Wells Fargo Bank, National Association. Filed as Exhibit 4.3 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.4	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Graphic Packaging Corporation and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.4 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.5	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Graphic Packaging Corporation and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.6	Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc.(included in Exhibit 4.4). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.7	Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.8	Supplemental Indenture in Respect of Note Guarantee (9.50% Senior Subordinated Notes due 2013) dated as of March 10, 2008 among Bluegrass Container Holding, LLC and its subsidiaries, Graphic Packaging Holding Company, Graphic Packaging International, Inc., Graphic Packaging Corporation and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.9	Supplemental Indenture in Respect of Note Guarantee (8.50% Senior Notes due 2011) dated as of March 10, 2008 among Bluegrass Container Holdings, LLC and its subsidiaries, Graphic Packaging Holding Company, Graphic Packaging International, Inc., Graphic Packaging Corporation and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.

Exhibit
Number		Description

4.10		$1,355,000,000 Credit Agreement dated as of May 16, 2007 among Graphic Packaging International, Inc., Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and Alternative Currency Funding Fronting Lender, Deutsche Bank Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and the several lenders from time to time party thereto. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference.
4.11		Voting Agreement dated as of July 9, 2007, by and among Bluegrass Container Holdings, LLC, the persons listed on the signature pages thereto as a Family Stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and, solely for the purposes of Section 5.2 thereof, New Giant Corporation. Filed as Exhibit 10.1 to New Giant Corporation’s Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.
4.12		Amendment No. 1 to Credit Agreement dated as of March 10, 2007 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders signatory therto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.13		Amendment No. 2 to Credit Agreement dated as of March 10, 2007 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A. as Administrative Agent; and the Lenders signatory thereto. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
10	.1*	Employment Agreement dated as of September 11, 2006 by and between Altivity Packaging, LLC and Donald W. Sturdivant.
10	.2*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference.
10	.3*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference.
10	.4*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference.
10	.5*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference.
10	.6*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2006 and incorporated herein by reference.
10	.7*	Riverwood Holding, Inc. Stock Incentive Plan. Filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) and incorporated herein by reference.
10	.8*	Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan. Filed as Exhibit 10.15 to Riverwood Holding, Inc.’s Annual Report on Form 10-K filed on March 17, 2000 and incorporated herein by reference.
10	.9*	2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.
10	.10*	Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed April 15, 2003 and incorporated herein by reference.

Exhibit
Number		Description

10	.11*	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.12*	Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.13*	Form of Option Cancellation Acknowledgement of Wayne E. Juby and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.14*	Form of Officers’ Salary Continuation Agreement, as amended. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 20, 1995 and incorporated herein by reference.
10	.15*	Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.16*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.17*	Graphic Packaging Excess Benefit Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.12 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.18*	Graphic Packaging Supplemental Retirement Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.13 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.19*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 and incorporated herein by reference.
10	.20*	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.21*	Graphic Packaging Executive Incentive Plan, as amended and restated, effective February 1, 2002. Filed as Exhibit 10.1 to Graphic Packaging International Corporation’s Quarterly Report on Form 10-Q filed on October 31, 2002 and incorporated herein by reference.
10.22		Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, B. Charles Ames (as emeritus director) and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Graphic Packaging Corporation’s Annual Report on Form 10-K filed on March 16, 2004 and incorporated herein by reference.
10.23		Indemnification Agreement, dated as of September 10, 2003, entered into by and among Graphic Packaging Corporation, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 and incorporated herein by reference.
10	.24*	2004 Stock and Incentive Compensation Plan of Graphic Packaging Corporation. Filed as Appendix B to Graphic Packaging Corporation’s definitive proxy statement filed on April 5, 2004 and incorporated herein by reference.
10	.25*	Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan effective May 17, 2005. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K filed on March 2, 2007 and incorporated herein by reference.

Exhibit
Number		Description

10	.26*	Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan. Filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on March 3, 2006 and incorporated herein by reference.
10	.27*	Graphic Packaging International, Inc. Supplemental Executive Pension Plan, effective April 7, 2006. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 11, 2006 and incorporated herein by reference.
10	.28*	Graphic Packaging International, Inc. Management Incentive Plan. Filed as Exhibit 10.2 to Graphic Packaging Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2007 and incorporated herein by reference.
10.29		Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB and Lagrummet December NR 1031 Aktiebolag (under change of name to Fiskeby International Holding AB) regarding Graphic Packaging International Sweden AB. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on October 17, 2007 and incorporated herein by reference.
10.30		Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference.
14.1		Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Graphic Packaging Corporation’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
21.1		List of Subsidiaries.
23.1		Consents of Ernst & Young LLP and PricewaterhouseCoopers LLP.
31.1		Certification required by Rule 13a-14(a).
31.2		Certification required by Rule 13a-14(a).
32.1		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2009

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2009

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2009

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Daniel J. Blount and Stephen A. Hellrung, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Non-Executive Chairman and Director	March 4, 2009
/s/ GEORGE V. BAYLY George V. Bayly	Director	March 4, 2009
/s/ JOHN D. BECKETT John D. Beckett	Director	March 4, 2009
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	March 4, 2009
/s/ KEVIN J. CONWAY Kevin J. Conway	Director	March 4, 2009
/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	March 4, 2009
/s/ KELVIN L. DAVIS Kelvin L. Davis	Director	March 4, 2009
/s/ JEFFREY LIAW Jeffrey Liaw	Director	March 4, 2009
/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	March 4, 2009
/s/ MICHAEL G. MACDOUGALL Michael G. MacDougall	Director	March 4, 2009
/s/ DAVID W. SCHEIBLE David W. Scheible	Director	March 4, 2009
/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	March 4, 2009

GRAPHIC PACKAGING HOLDING COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Increase due to	Charges		Balance
	Beginning	Altivity	to Costs and	(Deductions)	at End
In millions	of Period	Transaction	Expenses	Additions(a)	of Period

(Classification)

Year ended December 31, 2008
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$1.6	$2.7	$26.1	$(26.5)	$3.9
Inventories	5.8	5.5	1.2	(2.8)	9.7
Deferred income tax assets	356.9	—	(28.3)	(24.3)	304.3

Total	$364.3	$8.2	$(1.0)	$(53.6)	$317.9

Year ended December 31, 2007
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$2.4	$—	$24.6	$(25.4)	$1.6
Inventories	8.9	—	0.4	(3.5)	5.8
Deferred income tax assets	342.5	—	18.7	(4.3)	356.9

Total	$353.8	$—	$43.7	$(33.2)	$364.3

Year ended December 31, 2006
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$2.8	$—	$24.7	$(25.1)	$2.4
Inventories	9.1	—	2.9	(3.1)	8.9
Deferred income tax assets	283.4	—	23.5	35.6	342.5

Total	$295.3	$—	$51.1	$7.4	$353.8

Notes:

(a)	Includes amounts from sale of assets.