Form 10-Q
period 2009-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2009-05-07
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
     As of April 30, 2009, there were 342,590,876 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding the effect of contractual price escalators and price increases for coated paperboard and cartons, inflationary pressures, cost savings from its continuous improvement programs, capital spending, depreciation and amortization, interest expense, debt reduction and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., “Risk Factors” of the Company’s Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In millions, except share and per share amounts	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$181.0	$170.1
Receivables, Net	388.1	369.6
Inventories, Net	521.2	532.0
Other Current Assets	66.3	56.9

Total Current Assets	1,156.6	1,128.6

Property, Plant and Equipment, Net	1,896.5	1,935.1
Goodwill	1,211.8	1,204.8
Intangible Assets, Net	653.3	664.6
Other Assets	45.0	50.0

Total Assets	$4,963.2	$4,983.1

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long-Term Debt	$18.9	$18.6
Accounts Payable	304.9	333.4
Compensation and Employee Benefits	93.8	87.2
Interest Payable	34.5	57.8
Other Accrued Liabilities	185.2	188.6

Total Current Liabilities	637.3	685.6

Long-Term Debt	3,208.5	3,165.2
Deferred Income Tax Liabilities	203.1	187.8
Accrued Pension and Postretirement Benefits	380.2	375.8
Other Noncurrent Liabilities	45.3	43.5

Total Liabilities	4,474.4	4,457.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,590,876 and 342,522,470 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3.4	3.4
Capital in Excess of Par Value	1,955.6	1,955.4
Accumulated Deficit	(1,103.6)	(1,075.4)
Accumulated Other Comprehensive Loss	(366.6)	(358.2)

Total Shareholders’ Equity	488.8	525.2

Total Liabilities and Shareholders’ Equity	$4,963.2	$4,983.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2009	2008

Net Sales	$1,019.2	$724.3
Cost of Sales	892.9	637.7
Selling, General and Administrative	90.1	61.3
Research, Development and Engineering	1.4	2.0
Other Expense (Income), Net	1.7	(2.2)

Income from Operations	33.1	25.5
Interest Income	0.1	0.1
Interest Expense	(52.3)	(42.8)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(19.1)	(17.2)
Income Tax Expense	(9.3)	(6.4)

Loss before Equity in Net Earnings of Affiliates	(28.4)	(23.6)
Equity in Net Earnings of Affiliates	0.2	0.3

Net Loss	$(28.2)	$(23.3)

Loss Per Share — Basic and Diluted	$(0.08)	$(0.10)

Weighted Average Number of Shares Outstanding — Basic and Diluted	342.6	234.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(28.2)	$(23.3)
Noncash Items Included in Net Loss:
Depreciation and Amortization	76.4	50.6
Deferred Income Taxes	9.3	5.1
Amount of Postemployment Expense Greater (Less) Than Funding	12.2	(25.6)
Amortization of Deferred Debt Issuance Costs	2.1	1.6
Other, Net	3.8	16.9
Changes in Operating Assets & Liabilities	(73.7)	(100.5)

Net Cash Provided by (Used in) Operating Activities	1.9	(75.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(36.0)	(35.9)
Acquisition Costs Related to Altivity	—	(29.1)
Cash Acquired Related to Altivity	—	60.2
Proceeds from Sale of Assets, Net of Selling Costs	—	0.7
Other, Net	1.0	(0.6)

Net Cash Used in Investing Activities	(35.0)	(4.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,200.0
Payments on Debt	—	(1,168.4)
Borrowings under Revolving Credit Facilities	93.4	251.0
Payments on Revolving Credit Facilities	(49.3)	(174.8)
Debt Issuance Costs	—	(15.1)
Other, Net	0.4	(0.6)

Net Cash Provided by Financing Activities	44.5	92.1

Effect of Exchange Rate Changes on Cash	(0.5)	0.4

Net Increase in Cash and Cash Equivalents	10.9	12.6
Cash and Cash Equivalents at Beginning of Period	170.1	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181.0	$21.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$(73.9)

Net Loss	—	—	—	(99.7)	—	$(99.7)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	(60.6)	(60.6)
Pension Benefit Plans	—	—	—	—	(212.2)	(212.2)
Postretirement Benefit Plans	—	—	—	—	2.4	2.4
Postemployment Benefit Plans	—	—	—	—	1.2	1.2
Currency Translation Adjustment	—	—	—	—	(15.1)	(15.1)

Total Comprehensive Loss	—	—	—	—	—	$(384.0)
Common Stock Issued for Acquisition	139,445,038	1.4	761.4	—	—
Options and Other Stock-Based Awards	2,098,863	—	2.4	—	—

Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$(1,075.4)	$(358.2)

Net Loss	—	—	—	(28.2)	—	$(28.2)
Other Comprehensive Income (Loss):
Derivative Instruments Income	—	—	—	—	0.8	0.8
Pension Benefit Plans	—	—	—	—	5.4	5.4
Postretirement Benefit Plans	—	—	—	—	(0.2)	(0.2)
Postemployment Benefit Plans	—	—	—	—	0.2	0.2
Currency Translation Adjustment	—	—	—	—	(14.6)	(14.6)

Total Comprehensive Loss	—	—	—	—	—	$(36.6)
Options and Other Stock-Based Awards	68,406	—	0.2	—	—

Balances at March 31, 2009	342,590,876	$3.4	$1,955.6	$(1,103.6)	$(366.6)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company is the largest producer of folding cartons and holds a leading market position in coated-recycled boxboard and specialty bag packaging. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.
GPHC became a new publicly-traded parent company when, on March 10, 2008, the businesses of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC (“Altivity”) were combined through a series of transactions. All of the equity interests in Altivity’s parent company were contributed to GPHC in exchange for 139,445,038 shares of GPHC’s common stock, par value $0.01. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in Altivity’s parent company were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. (“GPII”). Together, these transactions are referred to herein as the “Altivity Transaction.”
For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 includes approximately three weeks of Altivity’s results and three months of GPC’s results.
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
In the Company’s opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these financial statements should be read in conjunction with GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these statements are recorded as known.
For a summary of the Company’s significant accounting policies, please refer to GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”). FSP 157-1 excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases,” from the scope of SFAS 157.
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 as of January 1, 2008, related to financial assets and financial liabilities, and as of January 1, 2009, related to nonfinancial assets and nonfinancial liabilities. See Note 8 — Financial Instruments and Fair Value Measurement. The adoption of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1 and APB 28-1”) which is effective for interim periods ending after June 15, 2009. FSP 107-1 and APB 28-1 increase the frequency of fair value disclosures required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 require fair value disclosures on a quarterly basis for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP 107-1 and APB 28-1, fair value of these assets and liabilities were only required to be disclosed once a year. FSP 107-1 and APB 28-1 are not expected to have an impact on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which is effective for fiscal years beginning after December 15, 2008. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will assess the impact of adoption when a business combination arises.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141(R)-1”). FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 amends and clarifies SFAS 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company will assess the impact of adoption when assets or liabilities arising from contingencies are acquired in a business combination.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51,” (“SFAS 160”) which is effective for fiscal years beginning after December 15, 2008. SFAS 160 amends Accounting Research Bulletin 51(“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of

SFAS 141R. The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” (“SFAS 161”) which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures of derivative instruments and hedging activities. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. See Note 8 — Financial Instruments and Fair Value Measurement. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will assess the impact of adoption when additional intangible assets are acquired or recognized.
In December 2008, the FASB issued FSP No. FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP 132 (R)-1”) which is effective for fiscal years ending after December 15, 2009. FSP 132 (R)-1 requires additional disclosures in plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The adoption of FSP 132 (R)-1 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
NOTE 2 — ALTIVITY TRANSACTION
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
The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions required GPC to be the acquiring entity for accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPC. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of the transaction of $5.47 per share and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the Altivity Transaction. The final purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Costs	30.3
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.7

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	265.0
Prepaids	13.1
Property, Plant and Equipment	636.7
Intangible Assets	561.1
Other Assets	4.5

Total Assets Acquired	1,721.8

Current Liabilities, Excluding Current Portion of Long-Term Debt	256.0
Pension and Postemployment Benefits	35.3
Other Noncurrent Liabilities	40.1

Total Liabilities Assumed	331.4

Net Assets Acquired	1,390.4

Goodwill	570.3

Total Estimated Fair Value of Net Assets Acquired	$1,960.7

The Company has plans to close certain facilities of the acquired company and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 3 — Restructuring Reserves.
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
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at March 31, 2009	$411.0	$61.9	$97.4	$570.3

The Company expects to deduct approximately $430 million of goodwill for tax purposes.
The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreements	8.2
Trademarks and Patents	7.5
Leases and Supply Contracts	(1.0)

Total Estimated Fair Market Value of Intangible Assets	$561.1

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, four years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented and excludes the 2008 results for the two coated recycled board mills divested in September 2008. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Three Months Ended
	March 31,
In millions	2009	2008

Net Sales	$1,019.2	$1,096.6
Net Loss	$(13.3)	$(23.5)
Loss Per Share — Basic and Diluted	$(0.04)	$(0.07)

NOTE 3 — RESTRUCTURING RESERVES
In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves were established for employee severance and benefit payments, facility closure costs and equipment removal. These restructuring reserves were established in accordance with the requirement of Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and were considered liabilities assumed in the Altivity Transaction. The Company has announced the closure of seven Altivity facilities and has committed to four additional plant closures. The restructuring activities are expected to be substantially completed by December 31, 2010.
In addition, as of March 31, 2009, the Company has announced the closure of a GPC facility and a multi-wall bag facility. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The amount of termination benefits recorded in the first quarter of 2009 was $1.9 million and is included in Selling, General and Administrative costs in the Condensed Consolidated Statements of Operations. The Company did not record any termination benefits in the first quarter of 2008.
The portion of the restructuring reserves expected to be settled within one year is included in Other Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets. The long-term portion of these reserves is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the transactions within the restructuring reserves at March 31, 2009:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Additions to Reserves	13.4	2.3	0.8	16.5
Cash Payments	(6.1)	(0.7)	(0.5)	(7.3)
Other Adjustments	(0.4)	(0.3)	(0.1)	(0.8)

Balance at December 31, 2008	$13.9	$9.8	$2.0	$25.7
Additions to Reserves	2.9	0.9	0.3	4.1
Cash Payments	(2.3)	(0.7)	(0.1)	(3.1)
Other Adjustments	(2.3)	(1.2)	—	(3.5)

Balance at March 31, 2009	$12.2	$8.8	$2.2	$23.2

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The amount of accelerated depreciation recorded in the first quarter of 2009 was $4.1 million.

NOTE 4 — INVENTORIES
Inventories by major class:

	March 31,	December 31,
In millions	2009	2008

Finished Goods	$286.7	$301.3
Work in Progress	49.6	46.0
Raw Materials	125.6	116.5
Supplies	69.3	77.9

	531.2	541.7
Less: Allowance	(10.0)	(9.7)

Total	$521.2	$532.0

NOTE 5 — DEBT
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
Long-Term Debt consisted of the following:

	March 31,	December 31,
In millions	2009	2008

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.13% at March 31, 2009) payable through 2014	1,000.3	1,000.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.90% at March 31, 2009) payable through 2014	1,182.3	1,182.3
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.75% at March 31, 2009) payable in 2013	186.5	143.2
Other	0.8	0.8

	3,219.9	3,176.6
Less, current portion	11.4	11.4

Total	$3,208.5	$3,165.2

At March 31, 2009, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$186.5	$177.6
International Facilities	17.9	7.5	10.4

Total	$417.9	$194.0	$188.0

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $35.9 million as of March 31, 2009. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2010 unless extended.
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
As of March 31, 2009, the Company was in compliance with the financial covenants in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.
NOTE 6 — STOCK INCENTIVE PLANS
GPC had eight equity compensation plans, all of which were assumed by the Company pursuant to the Altivity Transaction. The Company’s only active plan as of March 31, 2009 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
Stock Options
GPC and the Company have not granted any stock options since 2004. During the three months ended March 31, 2009, no stock options were exercised and 80,703 stock options were cancelled. The total number of shares subject to options at March 31, 2009 was 7,035,184 at a weighted average exercise price of $7.21.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All RSUs vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs are payable in cash and shares, based on the proportion set forth in the grant agreements.

Data concerning RSUs granted in the first three months of 2009 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	8,343	$0.89
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The RSUs payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity.
During the first three months of 2009, the Company also issued 15,607 shares of phantom stock, representing compensation earned during 2008 and deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 48,653 shares in payment of employee deferred compensation.
During the three months ended March 31, 2009 and 2008, $0.4 million and $6.9 million were charged to compensation expense for RSUs, respectively. Of the amount charged to expense during the first quarter of 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.
The unrecognized expense as of March 31, 2009 is approximately $7 million and is expected to be recognized over a weighted average period of three years.
NOTE 7 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The Company maintains both defined benefit pension plans and postretirement health care plans for substantially all of its North American employees. The plans provide medical and life insurance coverage to eligible salaried and hourly retired employees and their dependents. Currently, the plans are closed to newly-hired salaried and non-union hourly employees.
The Company’s funding policies with respect to its North American pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements. Plan assets are invested in equities and fixed income securities.
Pension and Postretirement Expense
The pension and postretirement expenses related to the North American plans consisted of the following:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
In millions	2009	2008	2009	2008
| | | |
Components of Net Periodic Cost:
Service Cost	$4.8	$3.8	$0.4	$0.3
Interest Cost	10.9	9.3	0.9	0.8
Expected Return on Plan Assets	(9.1)	(10.0)	—	—
Amortizations:
Prior Service Cost	0.3	0.8	—	—
Actuarial Loss (Gain)	5.0	0.4	(0.2)	(0.1)

Net Periodic Cost	$11.9	$4.3	$1.1	$1.0

The Company made contributions of $2.9 million and $29.4 million to its pension plans during the first three months of 2009 and 2008, respectively. The Company expects to make contributions of approximately $65 million for the full year 2009. During 2008, the Company made $56.8 million of contributions to its U.S. pension plans.
The Company made postretirement benefit payments of $0.6 million during the first three months of 2009 and 2008. The Company estimates its postretirement benefit payments for the full year 2009 to be approximately $4 million. During 2008, the Company made postretirement benefit payments of $2.7 million.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), and those not designated as hedging instruments under SFAS 133. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts.
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. At March 31, 2009, the Company had interest rate swap agreements with a notional amount of $2.3 billion, including $700 million in forward starting interest rate swaps, which expire on various dates from 2009 to 2012 under which the Company will pay fixed rates of 2.24% to 5.06% and receive the three-month LIBOR rates. At December 31, 2008, the Company had interest rate swap agreements with a notional amount of $1.6 billion, which expire on various dates from 2009 to 2012 under which the Company will pay fixed rates of 2.37% to 5.06% and receive the three-month LIBOR rates.
These derivative instruments are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Income (Loss). These changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.
During the first quarter 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.
Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. As of March 31, 2009, the Company had entered into natural gas swap contracts to hedge prices for approximately 72% and 20% of its expected natural gas usage for the remainder of 2009 and 2010, respectively. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts’ change in fair value, if any, would be recognized immediately in earnings.
During the first quarter 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Foreign Currency Risk
The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. Gains/losses, if any, related to these contracts are recognized in Other Expense (Income), Net when the anticipated transaction affects income.
At March 31, 2009 and December 31, 2008, forward exchange contracts existed that expire on various dates throughout 2009. Those purchased forward exchange contracts outstanding at March 31, 2009 and December 31, 2008, when measured in U.S. dollars at exchange rates at March 31, 2009 and December 31, 2008, respectively, had notional amounts totaling $56.0 million and $80.8 million.
No amounts were reclassified to earnings during the first quarter 2009 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At March 31, 2009 and December 31, 2008, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2009 and December 31, 2008, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2009 and December 31, 2008, respectively, had net notional amounts totaling $9.3 million and $4.4 million. Generally, unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding unrealized gains and losses recognized on these accounts receivable.
Fair Value of Financial Instruments
The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are level 2 in the fair value hierarchy.
As of March 31, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.
The fair value of the Company’s derivative instruments as of March 31, 2009 is as follows:

		Derivative		Derivative
In millions		Assets		Liabilities
Derivative Contracts Designated as Hedging	Balance Sheet	March 31,	Balance Sheet	March 31,
Instruments under SFAS No. 133	Location	2009	Location	2009

Commodity Contracts	Other Current Assets	$—	Other Accrued Liabilities and Other Noncurrent Liabilities	$24.8
Foreign Currency Contracts	Other Current Assets	4.5	Other Accrued Liabilities	1.5
Interest Rate Swap Agreements	Other Current Assets	—	Other Accrued Liabilities	57.2

		$4.5		$83.5

Derivative Contracts Not Designated as Hedging Instruments under SFAS No. 133
Foreign Currency Contracts	Other Current Assets	$—	Other Accrued Liabilities	$0.2

		$—		$0.2

Total Derivative Contracts		$4.5		$83.7

Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations for the quarter ended March 31, 2009 is as follows:

	Amount of Gain (Loss)
	Recognized in
	Accumulated Other		Amount of Gain (Loss)		Amount of Gain (Loss)
	Comprehensive Income	Location of Gain	Recognized in Income	Location of Gain	Recognized in Income
	(Loss)	(Loss) Recognized in	(effective portion)	(Loss) Recognized in	(ineffective portion)

	Three Months Ended	Income (effective	Three Months Ended	Income (ineffective	Three Months Ended
In millions	March 31, 2009	portion)	March 31, 2009	portion)	March 31, 2009

Commodity Contracts	$(12.8)	Cost of Sales	$(11.9)	Cost of Sales	$0.5
Foreign Currency Contracts	4.5	Other Expense (Income), Net	(0.5)	Other Expense (Income), Net	—
Interest Rate Swap Agreements	(12.4)	Interest Expense	(9.1)	Interest Expense	—

	$(20.7)		$(21.5)		$0.5

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations for the quarter ended March 31, 2009 is as follows:

Amount of Gain
	Location of Gain	(Loss) Recognized
	(Loss) Recognized	in Income

	in Income on	Three Months Ended
In millions	Derivatives)	March 31, 2009

Foreign Currency Contracts	Other Expense (Income), Net	$—

Accumulated Derivative Instruments (Loss) Gain
The following is a reconciliation of changes in fair value which have been recorded as Accumulated Derivative Instruments (Loss) Gain in the Statement of Shareholders’ Equity as of March 31, 2009:

In millions

Balance at January 1, 2009	$(68.5)
Reclassification to earnings	21.5
Current period change in fair value	(20.7)

Balance at March 31, 2009	$(67.7)

At March 31, 2009, the Company expects to reclassify approximately $39 million of losses in the next twelve months from Accumulated Derivative Instruments (Loss) Gain to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary as a result of changes in market conditions.

NOTE 9 — ENVIRONMENTAL AND LEGAL MATTERS
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
In 2007, at the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site was reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. In addition, during 2008, the Company determined an additional liability of $0.9 million was necessary and recorded this in discontinued operations within the Company’s Condensed Consolidated Statements of Operations. The Company has paid $3.4 million against the reserve in 2008.
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

Legal Matters
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 10 — BUSINESS SEGMENT INFORMATION
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
Prior year segment results have been reclassified for the allocation of certain corporate costs.
Business segment information is as follows:

	Three Months Ended
	March 31,
In millions	2009	2008

NET SALES:
Paperboard Packaging	$840.4	$657.1
Multi-wall Bag	124.8	50.0
Specialty Packaging	54.0	17.2

Total	$1,019.2	$724.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$56.0	$54.4
Multi-wall Bag	3.1	3.8
Specialty Packaging	2.5	0.3
Corporate	(28.5)	(33.0)

Total	$33.1	$25.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of Graphic Packaging Holding Company’s (“GPHC” and, together with its subsidiaries, the “Company”) past performance, its financial condition and its prospects. The following will be discussed and analyzed:
➢	Overview of Business

➢	Overview of 2009 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Although the Company is currently experiencing some deflation with certain input costs, its cost of goods sold during the first quarter of 2009 reflects the higher cost associated with the inventory on hand at December 31, 2008. This inflation increased the first quarter of 2009 costs by $24.6 million, compared to the first three months of 2008. The 2009 costs are primarily related to the December

31, 2008 inventory sold during the first quarter of 2009 ($19.5 million); outside board purchases ($9.0 million); chemical-based inputs ($6.9 million); and labor and related benefits ($1.3 million). These costs were partially offset by other lower costs ($12.1 million), primarily due to lower costs for secondary fiber, wood and resin. Energy costs, including natural gas, were essentially flat for the quarter. As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 72% and 20% of its expected natural gas usage for the remainder of 2009 and 2010, respectively. The Company believes that the deflation it has experienced with certain input costs in the first quarter of 2009 will benefit results in 2009, although inflationary pressures, including higher costs for chemical-based inputs and labor and related benefits, will most likely continue to negatively impact its results for 2009. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has $3,227.4 million of outstanding debt obligations as of March 31, 2009. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with a consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean supports the efforts to build a high performing culture. During the first three months of 2009, the Company achieved $10.5 million in cost savings as compared to the first three months of 2008, through its continuous improvement programs and manufacturing initiatives.
As part of the integration with Altivity, the Company has accelerated and achieved cost synergies and operating efficiencies sooner than expected. The Company will continue to benefit from these actions as long as the run rate continues at the current level. The inability to maintain the run rate could negatively impact future results.
Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and other substrates — solid bleached sulfate, or SBS and recycled clay coated news, or CCN. Substitute products also include shrink film and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Continuing increases in energy, food and other costs of living, conditions in the residential real estate market, rising unemployment rates, reduced access to credit and declining consumer confidence, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.
OVERVIEW OF 2009 RESULTS
•	Net Sales in the first quarter of 2009 increased by $294.9 million, or 40.7%, to $1,019.2 million from $724.3 million in the first quarter of 2008 due primarily to the Altivity Transaction as well as improved pricing across the paperboard packaging segment. These increases were partially offset by lower volume across all segments and unfavorable currency rates in Europe and Australia.

•	Income from Operations in the first quarter of 2009 increased by $7.6 million, or 29.8%, to $33.1 million from $25.5 million in the first quarter of 2008. This increase was primarily due to the Altivity Transaction, the improved pricing, worldwide continuous improvement programs and other cost reduction initiatives. These increases were partially offset by higher inflation; higher depreciation and amortization; the lower volume; costs associated with the pending closure of the Company’s plant in Grenoble, France; and downtime related to the corrugated medium machine at the West Monroe, LA mill.
RESULTS OF OPERATIONS
The Company’s results of operations for the three months ended March 31, 2008 include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through March 31, 2008.
Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging. Prior year segment results have been reclassified for the allocation of certain corporate costs.

	Three Months Ended
	March 31,
In millions	2009	2008

NET SALES:
Paperboard Packaging	$840.4	$657.1
Multi-wall Bag	124.8	50.0
Specialty Packaging	54.0	17.2

Total	$1,019.2	$724.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$56.0	$54.4
Multi-wall Bag	3.1	3.8
Specialty Packaging	2.5	0.3
Corporate	(28.5)	(33.0)

Total	$33.1	$25.5

FIRST QUARTER 2009 COMPARED WITH FIRST QUARTER 2008
Net Sales

	Three Months Ended March 31,
				Percent
In millions	2009	2008	Increase	Change

Paperboard Packaging	$840.4	$657.1	$183.3	27.9%
Multi-wall Bag	124.8	50.0	74.8	N.M.	(a)
Specialty Packaging	54.0	17.2	36.8	N.M.	(a)

Total	$1,019.2	$724.3	$294.9	40.7%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.
The components of the change in Net Sales by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2008	Price	Volume/Mix		Exchange	Total	2009
			Acquisition	Organic
Paperboard Packaging	$657.1	$13.4	$209.3	$(29.7)	$(9.7)	$183.3	$840.4
Multi-wall Bag	50.0	0.8	80.0	(6.0)	—	74.8	124.8
Specialty Packaging	17.2	(0.4)	42.0	(4.6)	(0.2)	36.8	54.0

Total	$724.3	$13.8	$331.3	$(40.3)	$(9.9)	$294.9	$1,019.2

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first quarter of 2009 increased by $183.3 million, or 27.9%, to $840.4 million from $657.1 million in 2008 as a result of the Altivity Transaction, improved pricing across all product lines, as well as improved mix primarily in beverage. The improvement in pricing reflects negotiated inflationary cost pass-throughs and other contractual increases. The improvement in product mix was due to sales of higher value products including large pack soft drink and beer baskets. These increases were partially offset by lower sales for containerboard, open market in Europe and consumer products. Unfavorable foreign currency exchange rates in Europe and Australia also negatively impacted the quarter.
The corrugated medium machine was down for 19 days during the first quarter of 2009 due to softness in that market. The lower consumer product sales were primarily due to inventory de-stocking with a few large customers. Overall, consumer product volume held in staples (i.e. dry mixes, cereals, pizza) and decreased in discretionary items (i.e. candy, frozen foods). First quarter 2008 included sales for the two coated recycled board mills divested in September 2008.
Multi-wall Bag
The Company’s first quarter Net Sales increased by $74.8 million as a result of the acquisition of the multi-wall bag segment in the Altivity Transaction. Partially offsetting this increase is lower volume due to weakness in the building products market.
Specialty Packaging
The Company’s first quarter Net Sales increased by $36.8 million as a result of the acquisition of the specialty packaging segment in the Altivity Transaction. Partially offsetting this increase is lower volume due to weakness in the industrial products market.

Income (Loss) from Operations

	Three Months Ended March 31,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$56.0	$54.4	$1.6	2.9%
Multi-wall Bag	3.1	3.8	(0.7)	N.M. (a)
Specialty Packaging	2.5	0.3	2.2	N.M. (a)
Corporate	(28.5)	(33.0)	4.5	13.6%

Total	$33.1	$25.5	$7.6	29.8%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2008	Price	Volume/Mix		Inflation	Exchange	Other (a)	Total	2009
			Acquisition	Organic
Paperboard Packaging	$54.4	$13.4	$19.5	$(2.4)	$(24.9)	$0.7	$(4.7)	$1.6	$56.0
Multi-wall Bag	3.8	0.8	1.1	(0.8)	(0.7)	—	(1.1)	(0.7)	3.1
Specialty Packaging	0.3	(0.4)	2.3	(0.4)	1.0	0.2	(0.5)	2.2	2.5
Corporate	(33.0)	—	12.5	—	—	(1.7)	(6.3)	4.5	(28.5)

Total	$25.5	$13.8	$35.4	$(3.6)	$(24.6)	$(0.8)	$(12.6)	$7.6	$33.1

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first quarter of 2009 increased by $1.6 million or 2.9%, to $56.0 million from $54.4 million in 2008 as a result of the Altivity Transaction, the improved pricing, and $10.2 million of savings for cost reduction initiatives consisting primarily of projects to minimize the inflationary impact of throughput costs. These increases were partially offset by inflationary pressures; higher depreciation and amortization expense, including accelerated depreciation related to assets that will be removed from service before the end of their useful lives due to facility closures; the lower volume; costs associated with the pending closure of the Company’s plant in Grenoble, France; and downtime related to the corrugated medium machine at the West Monroe, LA mill. The inflation was primarily related to December 31, 2008 inventory sold during the first quarter 2009 ($19.5 million); outside board purchases ($8.1 million); chemical-based inputs ($6.8 million); and labor and related benefits ($1.2 million); partially offset by other lower costs ($10.7 million), primarily due to lower costs for secondary fiber and wood.
Multi-wall Bag
The Company’s first quarter Income from Operations decreased by $0.7 million as a result of the lower sales volume and higher costs due to inflation, primarily related to higher paper costs; partially offset by the acquisition of the multi-wall bag segment in the Altivity Transaction.
Specialty Packaging
The Company’s first quarter Income from Operations increased by $2.2 million as a result of the acquisition of the specialty packaging segment in the Altivity Transaction and lower inflation costs due to the price decrease of resin, partially offset by the lower sales volume.

Corporate
The Company’s Loss from Operations from corporate in the first quarter of 2009 decreased primarily due to prior year charges including $12.5 million of expense related to the step-up in inventory basis to fair value and other Altivity Transaction related costs, partially offset by higher employee compensation and related benefit costs.
INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income was unchanged at $0.1 million in the first three months of 2009 and 2008.
Interest Expense
Interest Expense was $52.3 million and $42.8 million in the first three months of 2009 and 2008, respectively. The increase in Interest Expense was due to the additional debt acquired as part of the Altivity Transaction, but was partially offset by the lower interest rates on the unhedged portion of the Company’s debt year over year. As of March 31, 2009, approximately 24% of the Company’s total debt was subject to floating interest rates.
Income Tax Expense
During the first three months of 2009, the Company recognized Income Tax Expense of $9.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $19.1 million. During the first three months of 2008, the Company recognized Income Tax Expense of $6.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $17.2 million. Income Tax Expense for the first three months of 2009 and 2008 was primarily due to the noncash expense of $7.9 million and $5.6 million associated with the amortization of goodwill for tax purposes.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.2 million in the first three months of 2009 and $0.3 million in the first three months of 2008 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
Cash Flows
Net cash provided by operating activities in the first three months of 2009 totaled $1.9 million, compared to cash used in operating activities of $75.2 million in 2008. The increase was primarily due to lower pension contributions of $26.5 million, higher net income when adjusted for noncash items such as depreciation and amortization, improved working capital primarily as a result of lower inventory levels, and in 2008, the $12.5 million inventory step up related to Altivity.
Net cash used in investing activities in the first three months of 2009 totaled $35.0 million, compared to $4.7 million in 2008. This increase in cash usage was due primarily to the Altivity Transaction through which the Company acquired $60.2 million of cash, partially offset by the payment of $29.1 million in acquisition costs in 2008.

Net cash provided by financing activities in 2009 totaled $44.5 million compared to $92.1 million in 2008. This change was primarily due to lower net borrowings under the Company’s revolving credit facilities and lower debt issuance costs. In 2008, the debt proceeds of $1,200 million and the debt payments of $1,200 million were associated with the acquisition of Altivity.
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
Under the terms of the Credit Agreement, the Company must comply with a maximum consolidated secured leverage ratio, which is defined as the ratio of: (a) total long-term and short-term indebtedness of the Company and its consolidated subsidiaries as determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), plus the aggregate cash proceeds received by the Company and its subsidiaries from any receivables or other securitization but excluding therefrom (i) all unsecured indebtedness, (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, and (iii) all secured indebtedness of foreign subsidiaries to (b) Adjusted EBITDA, which we refer to as Credit Agreement EBITDA(1). Pursuant to this financial covenant, the Company must maintain a maximum consolidated secured leverage ratio of less than the following:

Maximum Consolidated Secured
Leverage Ratio(1)

October 1, 2008 — September 30, 2009	5.00 to 1.00
October 1, 2009 and thereafter	4.75 to 1.00

Note:

(1)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated net interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, any income or loss accounted for by the equity method of accounting, and projected run rate cost savings, prior to or within a twelve month period.

At March 31, 2009, the Company was in compliance with the financial covenants in the Credit Agreement and the ratio was as follows:
Consolidated Secured Leverage Ratio — 3.98 to 1.00
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
Credit Agreement EBITDA is a financial measure not calculated in accordance with U.S. GAAP, and is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Credit Agreement EBITDA should be considered in addition to results prepared in accordance with U.S. GAAP, but should not be considered a substitute for or superior to U.S. GAAP results. In addition, Credit Agreement EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies because other companies may not calculate Credit Agreement EBITDA in the same manner as the Company does.
The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended March 31, 2009 are listed below:

Twelve Months Ended
In millions	March 31, 2009

Pro Forma Net Loss	$(104.6)
Income Tax Expense	37.3
Interest Expense, Net	224.9
Depreciation and Amortization	290.1
Dividends Received, Net of Earnings of Equity Affiliates	0.3
Non-Cash Provisions for Reserves for Discontinued Operations	1.4
Other Non-Cash Charges	32.7
Merger Related Expenses	38.7
Gains/Losses Associated with Sale/Write-Down of Assets	14.6
Other Non-Recurring/Extraordinary/Unusual Items	6.0
Projected Run Rate Cost Savings (a)	54.1

Credit Agreement EBITDA	$595.5

As of
In millions	March 31, 2009

Short-Term Debt	$18.9
Long-Term Debt	3,208.5

Total Debt	$3,227.4
Less Adjustments (b)	858.3

Consolidated Secured Indebtedness	$2,369.1

Note:

(a)	As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) or (ii) $100 million.

As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $54.1 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended March 31, 2009. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

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
Capital Investment
The Company’s capital investment in the first three months of 2009 was $36.0 million compared to $35.9 million (including $6 million for Altivity) in the first three months of 2008. During the first three months of 2009, the Company had capital spending of $27.3 million for improving process capabilities, $5.3 million for capital spares, $3.3 million for manufacturing packaging machinery and $0.1 million for compliance with environmental laws and regulations.
Goodwill
During the quarter ended March 31, 2009, the Company concluded that an interim goodwill impairment analysis was not required as there were no events or changes in circumstances that would suggest that the fair value of a reporting unit would no longer exceed its carrying amount.
The Company could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A. in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and thus could incur future goodwill impairment charges.
Environmental Matters
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

For further discussion of the Company’s environmental matters, see Note 9 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used.
The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008.
NEW ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements impacting the Company, see Note 1 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
BUSINESS OUTLOOK
The Company believes that the deflation it has experienced with certain input costs in the first quarter of 2009 will benefit results in 2009. The Company expects to realize approximately $110 million in year over year operating cost savings from its continuous improvement programs, including Lean manufacturing projects. In addition, contractual price escalators and price increases in 2008 for coated board and cartons should favorably impact 2009.
Total capital investment for 2009 is expected to be between approximately $140 million and $160 million and is expected to relate principally to the Company’s process capability improvements and maintaining compliance with environmental laws and regulations (approximately $142 million), acquiring capital spares (approximately $18 million), and producing packaging machinery (approximately $10 million).
The Company also expects the following in 2009:
•	Depreciation and amortization between $300 million and $320 million.

•	Interest expense of $220 million to $230 million, including $8.4 million of noncash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $170 million to $200 million.

•	Pension plan contributions of $60 million to $70 million.
The Company burns alternative fuel mixtures at its West Monroe and Macon mills in order to produce energy and recover chemicals. The federal government has implemented a program that provides incentive payments under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter, the Company filed an application with the Internal Revenue Service for certification of eligibility to receive incentive payments for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills.
The Company currently uses approximately 800,000 gallons of alternative fuel mixture per day. Accordingly, depending on the exact total quantity of alternative fuel mixtures burned, the federal incentive payments that may be received by the Company could be material. There can be no assurance, however that the federal incentive program for alternative fuel mixtures will continue in effect, that its provisions will not be changed in a manner that impacts the Company, that the Company’s operations will be certified as eligible and remain qualified to receive the incentive payments, or that the Company’s claims for the incentive payments will be approved and paid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2009. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 10 in Notes to Consolidated Financial Statements in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2008.
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
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	May 7, 2009

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 7, 2009

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 7, 2009