Form 10-Q
period 2009-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2009-08-05
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

814 Livingston Court
Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
     As of July 31, 2009, there were 343,242,186 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding the effect of contractual price escalators and price increases for coated paperboard and cartons, inflationary pressures, cost savings from its continuous improvement programs, capital spending, depreciation and amortization, interest expense, debt reduction and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including the continued availability of the alternative fuel tax credits and those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., “Risk Factors” of the Company’s Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In millions, except share and per share amounts	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$160.6	$170.1
Receivables, Net	406.8	369.6
Inventories, Net	473.0	532.0
Other Current Assets	62.3	56.9

Total Current Assets	1,102.7	1,128.6

Property, Plant and Equipment, Net	1,870.0	1,935.1
Goodwill	1,209.0	1,204.8
Intangible Assets, Net	641.4	664.6
Other Assets	48.2	50.0

Total Assets	$4,871.3	$4,983.1

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long-Term Debt	$27.6	$18.6
Accounts Payable	299.9	333.4
Compensation and Employee Benefits	100.0	87.2
Interest Payable	47.8	57.8
Other Accrued Liabilities	168.7	188.6

Total Current Liabilities	644.0	685.6

Long-Term Debt	3,040.7	3,165.2
Deferred Income Tax Liabilities	210.5	187.8
Accrued Pension and Postretirement Benefits	378.9	375.8
Other Noncurrent Liabilities	47.8	43.5

Total Liabilities	4,321.9	4,457.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 343,242,186 and 342,522,470 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3.4	3.4
Capital in Excess of Par Value	1,957.1	1,955.4
Accumulated Deficit	(1,084.0)	(1,075.4)
Accumulated Other Comprehensive Loss	(327.1)	(358.2)

Total Shareholders’ Equity	549.4	525.2

Total Liabilities and Shareholders’ Equity	$4,871.3	$4,983.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2009	2008	2009	2008

Net Sales	$1,043.8	$1,141.7	$2,063.0	$1,866.0
Cost of Sales	901.7	998.1	1,794.6	1,635.8
Selling, General and Administrative	123.7	89.7	213.8	151.0
Research, Development and Engineering	2.2	1.9	3.6	3.9
Other Income, Net	(71.8)	(9.9)	(70.1)	(12.1)

Income from Operations	88.0	61.9	121.1	87.4
Interest Income	0.1	0.4	0.2	0.5
Interest Expense	(52.6)	(57.5)	(104.9)	(100.3)
Loss on Early Extinguishment of Debt	(6.1)	—	(6.1)	—

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	29.4	4.8	10.3	(12.4)
Income Tax Expense	(10.1)	(9.6)	(19.4)	(16.0)

Income (Loss) before Equity in Net Earnings of Affiliates	19.3	(4.8)	(9.1)	(28.4)
Equity in Net Earnings of Affiliates	0.3	0.5	0.5	0.8

Net Income (Loss)	$19.6	$(4.3)	$(8.6)	$(27.6)

Income (Loss) Per Share — Basic	$0.06	$(0.01)	$(0.03)	$(0.10)
Income (Loss) Per Share — Diluted	$0.06	$(0.01)	$(0.03)	$(0.10)

Weighted Average Number of Shares Outstanding — Basic	343.0	342.9	342.8	288.7
Weighted Average Number of Shares Outstanding — Diluted	344.3	342.9	342.8	288.7
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8.6)	$(27.6)
Noncash Items Included in Net Loss:
Depreciation and Amortization	151.8	117.7
Write-off of Debt Issuance Costs on Early Extinguishment of Debt	1.3	—
Deferred Income Taxes	20.0	13.2
Amount of Postemployment Expense Greater (Less) Than Funding	24.1	(20.6)
Amortization of Deferred Debt Issuance Costs	4.1	3.7
Other, Net	3.8	14.4
Changes in Operating Assets & Liabilities	(22.4)	(84.8)

Net Cash Provided by Operating Activities	174.1	16.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(66.4)	(83.3)
Acquisition Costs Related to Altivity	—	(29.8)
Cash Acquired Related to Altivity	—	60.2
Proceeds from Sale of Assets, Net of Selling Costs	9.8	0.7
Other, Net	(0.7)	(2.3)

Net Cash Used in Investing Activities	(57.3)	(54.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt, Net of Original Issue Discount	238.4	1,200.0
Payments on Debt	(225.3)	(1,174.5)
Borrowings under Revolving Credit Facilities	100.6	381.8
Payments on Revolving Credit Facilities	(227.4)	(345.9)
Debt Issuance Costs and Early Tender Premiums	(11.2)	(16.3)
Other, Net	(1.4)	(0.6)

Net Cash (Used in) Provided by Financing Activities	(126.3)	44.5

Effect of Exchange Rate Changes on Cash	—	0.5

Net (Decrease) Increase in Cash and Cash Equivalents	(9.5)	6.5
Cash and Cash Equivalents at Beginning of Period	170.1	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160.6	$15.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$ (73.9)

Net Loss	—	—	—	(99.7)	—	$ (99.7)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	(60.6)	(60.6)
Pension Benefit Plans	—	—	—	—	(212.2)	(212.2)
Postretirement Benefit Plans	—	—	—	—	2.4	2.4
Postemployment Benefit Plans	—	—	—	—	1.2	1.2
Currency Translation Adjustment	—	—	—	—	(15.1)	(15.1)

Total Comprehensive Loss	—	—	—	—	—	$(384.0)
Common Stock Issued for Acquisition	139,445,038	1.4	761.4	—	—
Issuance of Shares for Stock-Based Awards	2,098,863	—	2.4	—	—

Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$(1,075.4)	$(358.2)

Net Loss	—	—	—	(8.6)	—	$ (8.6)
Other Comprehensive Income (Loss):
Derivative Instruments Income	—	—	—	—	22.3	22.3
Pension Benefit Plans	—	—	—	—	10.9	10.9
Postretirement Benefit Plans	—	—	—	—	(0.4)	(0.4)
Postemployment Benefit Plans	—	—	—	—	0.3	0.3
Currency Translation Adjustment	—	—	—	—	(2.0)	(2.0)

Total Comprehensive Income	—	—	—	—	—	$ 22.5
Issuance of Shares for Stock-Based Awards	719,716	—	1.7	—	—

Balances at June 30, 2009	343,242,186	$3.4	$1,957.1	$(1,084.0)	$(327.1)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of packaging solutions for a wide variety of products to multinational food, beverage and other consumer products companies. The Company is the largest North American producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled boxboard and multi-wall bags. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, proprietary carton and packaging designs, and its commitment to customer service.
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
For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPII. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2008 includes three months and approximately three weeks of Altivity’s results and six months of GPC’s results.
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
GPHC and GPC conduct no significant business and have no independent assets or operations other than GPHC’s ownership of GPC and GPC’s ownership of GPII and its subsidiaries. GPHC and GPC fully and unconditionally guarantee substantially all of GPII’s debt.
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

We have adopted SFAS No. 165, “Subsequent Events,” (“SFAS 165”) effective with the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events through August 5, 2009, the date of issuance of the Company’s financial statements.
For a summary of the Company’s significant accounting policies, please refer to GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles (“U.S. GAAP”) requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
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
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 as of January 1, 2008, related to financial assets and financial liabilities, and as of January 1, 2009, related to nonfinancial assets and nonfinancial liabilities. See Note 9 — Financial Instruments and Fair Value Measurement. The adoption of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1 and APB 28-1”) which is effective for interim periods ending after June 15, 2009. FSP 107-1 and APB 28-1 increase the frequency of fair value disclosures required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 require fair value disclosures on a quarterly basis for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP 107-1 and APB 28-1, fair value of these assets and liabilities were only required to be disclosed once a year. The Company’s adoption of FSP 107-1 and APB 28-1 did not have an impact on the Company’s financial position, results of operations or cash flows. See Note 9 — Financial Instruments and Fair Value Measurement.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51,” (“SFAS 160”) which is effective for fiscal years beginning after December 15, 2008. SFAS 160 amends Accounting Research Bulletin 51 (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” (“SFAS 161”) which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures of derivative instruments and hedging activities. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. See Note 9 — Financial Instruments and Fair Value Measurement. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will assess the impact of adoption when additional intangible assets are acquired or recognized.
In December 2008, the FASB issued FSP No. FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP 132 (R)-1”) which is effective for fiscal years ending after December 15, 2009. FSP 132 (R)-1 requires additional disclosures regarding plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The adoption of FSP 132 (R)-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS 165 which is effective for interim or annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Additionally, SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the “FASB Accounting Standards Codification TM” (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.
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
The Company determined that the relative outstanding share ownership, voting rights, and the composition of the governing body and senior management positions required GPC to be the acquiring entity for accounting purposes, resulting in the historical financial statements of GPC becoming the historical financial statements of the Company. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPII. The purchase price for the acquisition was based on the average closing price of the Company’s common stock on the NYSE for two days prior to, including, and two days subsequent to the public announcement of the transaction of $5.47 per share and capitalized transaction costs. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the Altivity Transaction. The final purchase price allocation is as follows:

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

The Company has plans to close certain facilities of the acquired company and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 3 – Restructuring Reserves.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including i) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, ii) diversifying the Company’s product line and providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and iii) expansion of the Company’s manufacturing system to include expanded folding carton converting operations, multi-wall bag facilities, flexible packaging facilities, ink manufacturing facilities and label facilities.
The following table shows the allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Goodwill	$411.0	$61.9	$97.4	$570.3

The Company expects to deduct approximately $430 million of goodwill for tax purposes.
The following table summarizes acquired intangibles:

In millions

Customer Relationships	$546.4
Non-Compete Agreements	8.2
Trademarks and Patents	7.5
Leases and Supply Contracts	(1.0)

Total Estimated Fair Market Value of Intangible Assets	$561.1

The fair value of intangible assets will be amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, four years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented and excludes the 2008 results for the two coated-recycled board mills divested in September 2008 and excludes charges associated with the Altivity Transaction. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
In millions

Net Sales	$1,123.5	$2,220.1
Net Income (Loss)	$3.8	$(19.7)
Income (Loss) Per Share — Basic and Diluted	$0.01	$(0.06)

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
In addition, as of June 30, 2009, the Company has announced the closure of a GPC facility and a multi-wall bag facility. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The amount of termination benefits recorded in the second quarter and the first six months of 2009 was $1.4 million and $3.3 million, respectively, and is included in Selling, General and Administrative costs in the Condensed Consolidated Statements of Operations. No termination benefits were recorded in the second quarter and the first six months of 2008.
The portion of the restructuring reserves expected to be settled within one year is included in Other Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets. The long-term portion of these reserves is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the transactions within the restructuring reserves at June 30, 2009:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Additions to Reserves	13.4	2.3	0.8	16.5
Cash Payments	(6.1)	(0.7)	(0.5)	(7.3)
Other Adjustments	(0.4)	(0.3)	(0.1)	(0.8)

Balance at December 31, 2008	$13.9	$9.8	$2.0	$25.7
Additions to Reserves	4.3	0.9	0.3	5.5
Cash Payments	(6.5)	(1.4)	(0.3)	(8.2)
Other Adjustments	(2.3)	(1.2)	—	(3.5)

Balance at June 30, 2009	$9.4	$8.1	$2.0	$19.5

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their useful lives due to the facility closures. The following table summarizes the accelerated depreciation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2009	2008	2009	2008

Accelerated Depreciation	$4.2	$0.5	$8.3	$0.5

NOTE 4 — INVENTORIES
Inventories by major class:

	June 30,	December 31,
In millions	2009	2008

Finished Goods	$256.5	$301.3
Work in Progress	47.4	46.0
Raw Materials	126.3	116.5
Supplies	71.0	77.9

	501.2	541.7
Less: Allowance	(28.2)	(9.7)

Total	$473.0	$532.0

NOTE 5 — GOODWILL
The following is a rollforward of goodwill by business segment as of June 30, 2009:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at December 31, 2008	$1,050.3	$61.9	$92.6	$1,204.8
Purchase Accounting	2.2	—	4.8	7.0
Divesture of Businesses	—	(1.5)	(0.4)	(1.9)
Foreign Currency Effects	—	—	(0.9)	(0.9)

Balance at June 30, 2009	$1,052.5	$60.4	$96.1	$1,209.0

NOTE 6 — DEBT
On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provided for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The Company’s obligations under the Credit Agreement are collateralized by substantially all of the Company’s domestic assets.
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
On June 16, 2009, the Company completed the issuance and sale of $245 million aggregate principal amount of its 9.5% Senior Notes due in 2017. The proceeds from the offering were $238.4 million after deducting the original issue discount. The proceeds from the offering were used to refinance, through a tender offer, $225 million aggregate principal amount of the 8.5% Senior Notes due in 2011 and to pay applicable early tender premiums and offering expenses.
In connection with the refinancing of its Senior Notes, the Company recorded a charge of $6.1 million, which represented a portion of the unamortized deferred financing costs and the early tender premiums associated with the 8.5% Senior Notes due in 2011. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Condensed Consolidated Statements of Operations. In connection with the 9.5% Senior Notes due in 2017, the Company recorded approximately $6.4 million of deferred financing costs. These costs will be amortized using the effective interest method over the term of the 9.5% Senior Notes.

Long-Term Debt consisted of the following:

	June 30,	December 31,
In millions	2009	2008

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$200.0	$425.0
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($245.0 face amount less unamortized discount of $6.6)	238.4	—
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.03% at June 30, 2009) payable through 2014	1,000.3	1,000.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.75% at June 30, 2009) payable through 2014	1,182.0	1,182.3
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.57% at June 30, 2009) payable in 2013	16.5	143.2
Other	0.8	0.8

	3,063.0	3,176.6
Less, current portion	22.3	11.4

Total	$3,040.7	$3,165.2

At June 30, 2009, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$16.5	$351.9
International Facilities	15.6	5.3	10.3

Total	$415.6	$21.8	$362.2

Note:
(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $31.6 million as of June 30, 2009. These letters of credit are used as security against the Company’s self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2010 unless extended.
The Credit Agreement and the indentures governing the 8.5% Senior Notes, the 9.5% Senior Notes and the Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
As of June 30, 2009, the Company was in compliance with the financial covenant in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objectives. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

NOTE 7 — STOCK INCENTIVE PLANS
GPC had eight equity compensation plans, all of which were assumed by the Company pursuant to the Altivity Transaction. The Company’s only active plan as of June 30, 2009 is the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
Stock Options
GPC and the Company have not granted any stock options since 2004. During the six months ended June 30, 2009, no stock options were exercised and 648,795 stock options were cancelled. The total number of shares subject to options at June 30, 2009 was 6,467,092 at a weighted average exercise price of $7.27.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All RSUs vest and become payable in one to five years from date of grant. Upon vesting, RSUs are payable in cash and shares, based on the proportion set forth in the grant agreements.
Data concerning RSUs granted in the first six months of 2009 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	8,390	$0.89
Stock Awards — Board of Directors	651	$1.52
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The RSUs payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity.
During the first six months of 2009, the Company also issued 15,607 shares of phantom stock, representing compensation earned during 2008 and deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 48,653 shares in payment of employee deferred compensation.
During the six months ended June 30, 2009 and 2008, $1.7 million and $6.4 million were charged to compensation expense for RSUs, respectively. Of the amount charged to expense during the first six months of 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.
The unrecognized expense as of June 30, 2009 is approximately $11 million and is expected to be recognized over a weighted average period of three years.
NOTE 8 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The Company maintains both defined benefit pension plans and postretirement health care plans. The plans provide medical and life insurance coverage to eligible salaried and hourly retired employees and their dependents. Currently, the plans are closed to newly-hired salaried and non-union hourly employees.
The Company’s funding policies with respect to its North American pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements. Plan assets are invested in equities and fixed income securities.

Pension and Postretirement Expense
The pension and postretirement expenses related to the North American plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2009	2008	2009	2008	2009	2008	2009	2008

Components of Net Periodic Cost:
Service Cost	$4.7	$4.5	$9.5	$8.3	$0.4	$0.4	$0.8	$0.7
Interest Cost	11.1	9.9	22.0	19.2	0.8	0.9	1.7	1.7
Expected Return on Plan Assets	(9.1)	(10.4)	(18.2)	(20.4)	—	—	—	—
Amortizations:
Prior Service Cost	0.3	0.7	0.6	1.5	(0.1)	—	(0.1)	—
Actuarial Loss (Gain)	5.1	0.4	10.1	0.8	(0.1)	(0.1)	(0.3)	(0.2)

Net Periodic Cost	$12.1	$5.1	$24.0	$9.4	$1.0	$1.2	$2.1	$2.2

The Company made contributions of $13.0 million and $30.2 million to its pension plans during the first six months of 2009 and 2008, respectively. The Company expects to make contributions of $60 million to $70 million for the full year 2009. During 2008, the Company made $56.8 million of contributions to its pension plans.
The Company made postretirement health care benefit payments of $1.3 million and $1.1 million during the first six months of 2009 and 2008, respectively. The Company estimates its postretirement health care benefit payments for the full year 2009 to be approximately $4 million. During 2008, the Company made postretirement health care benefit payments of $2.7 million.
NOTE 9 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), and those not designated as hedging instruments under SFAS 133. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts.
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. At June 30, 2009, the Company had interest rate swap agreements with a notional amount of $2.2 billion, including $400 million in forward starting interest rate swaps, which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 5.06% and receive the three-month LIBOR rates. At December 31, 2008, the Company had interest rate swap agreements with a notional amount of $1.6 billion, which expire on various dates from 2009 to 2012 under which the Company will pay fixed rates of 2.37% to 5.06% and receive the three-month LIBOR rates.
These derivative instruments are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.
During the first six months of 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.
Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. As of June 30, 2009, the Company had entered into natural gas swap contracts to hedge prices for approximately 72% and 20% of its expected natural gas usage for the remainder of 2009 and 2010, respectively. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts’ change in fair value, if any, would be recognized immediately in earnings.
During the first six months of 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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
At June 30, 2009 and December 31, 2008, forward exchange contracts existed that expire on various dates throughout 2009. Those purchased forward exchange contracts outstanding at June 30, 2009 and December 31, 2008, when measured in U.S. dollars at exchange rates at June 30, 2009 and December 31, 2008, respectively, had notional amounts totaling $38.1 million and $80.8 million.
No amounts were reclassified to earnings during the first six months of 2009 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2009 and December 31, 2008, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2009 and December 31, 2008, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2009 and December 31, 2008, respectively, had net notional amounts totaling $12.2 million and $4.4 million. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net.
Fair Value of Financial Instruments
The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are level 2 in the fair value hierarchy.
As of June 30, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.
The fair value of the Company’s derivative instruments as of June 30, 2009 is as follows:

		Derivative		Derivative
In millions		Assets		Liabilities

	Balance Sheet	June 30,	Balance Sheet	June 30,
	Location	2009	Location	2009

Derivative Contracts Not Designated as Hedging Instruments under SFAS No. 133
Commodity Contracts	Other Current Assets	$—	Other Accrued Liabilities	$15.9
Foreign Currency Contracts	Other Current Assets	1.7	Other Accrued Liabilities	1.4
Interest Rate Swap Agreements	Other Current Assets	—	Other Accrued Liabilities	42.4

		$1.7		$59.7

Derivative Contracts Not Designated as Hedging Instruments under SFAS No. 133
Foreign Currency Contracts	Other Current Assets	$—	Other Accrued Liabilities	$—

		$—		$—

Total Derivative Contracts		$1.7		$59.7

The fair values of the Company’s other financial assets and liabilities at June 30, 2009 and December 31, 2008 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,891.9 million and $2,438.5 million as compared to the carrying amounts of $3,063.0 million and $3,176.6 million as of June 30, 2009 and December 31, 2008, respectively. The fair value of Long-Term Debt is based on quoted market prices.

Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 is as follows:

	Amount of (Loss) Gain
	Recognized in
	Accumulated Other			Amount of (Loss) Gain			Amount of Gain
	Comprehensive Income			Recognized in Income			Recognized in Income
	(Loss)			(effective portion)			(ineffective portion)
	Three	Six	Location of Loss	Three	Six	Location of Gain	Three	Six
	Months	Months	Recognized	Months	Months	Recognized	Months	Months
	Ended	Ended	in Income	Ended	Ended	in Income	Ended	Ended
	June 30,	June 30,	(effective	June 30,	June 30,	(ineffective	June 30,	June 30,
In millions	2009	2009	portion)	2009	2009	portion)	2009	2009

Commodity Contracts	$(1.0)	$(13.8)	Cost of Sales	$(10.2)	$(22.1)	Cost of Sales	$0.1	$0.6
Foreign Currency Contracts	(1.7)	2.8	Other Income, Net	0.9	0.4	Other Income, Net	—	—
Interest Rate Swap Agreements	4.4	(8.0)	Interest Expense	(10.5)	(19.6)	Interest Expense	0.1	0.1

Total	$1.7	$(19.0)		$(19.8)	$(41.3)		$0.2	$0.7

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 is as follows:

	Location of Gain	Amount of Gain
	Recognized	Recognized in Income
	in Income on	Three Months Ended	Six Months Ended
In millions	Derivatives	June 30, 2009	June 30, 2009

Foreign Currency Contracts	Other Income, Net	$0.2	$0.2

Accumulated Derivative Instruments (Loss) Gain
The following is a reconciliation of changes in fair value which have been recorded as Accumulated Derivative Instruments (Loss) Gain in the Statement of Shareholders’ Equity as of June 30, 2009:

In millions

Balance at January 1, 2009	$(68.5)
Reclassification to earnings	41.3
Current period change in fair value	(19.0)

Balance at June 30, 2009	$(46.2)

At June 30, 2009, the Company expects to reclassify approximately $31 million of losses in the next twelve months from Accumulated Derivative Instruments (Loss) Gain to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary as a result of changes in market conditions.
NOTE 10 — ENVIRONMENTAL AND LEGAL MATTERS
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
During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. In June 2009, the Company entered into a settlement agreement with the LADEQ resolving all of the violations. In connection therewith, the Company paid a $240,000 fine to the LADEQ and donated $50,000 to Louisiana State University agriculture center’s 4-H Camp Grant Walker as a beneficial environmental project.
In 2007, at the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site was reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. In addition, during 2008, the Company determined an additional liability of $0.9 million was necessary and recorded this in discontinued operations within the Company’s Condensed Consolidated Statements of Operations. The Company paid $3.4 million against the reserve in 2008 and an additional $0.6 million during the second quarter of 2009. The Company does not currently expect to have any further environmental liability for this site.
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
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.
Legal Matters
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 11 — BUSINESS SEGMENT INFORMATION
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

The specialty packaging business segment primarily includes flexible packaging, label solutions, laminations, inks and coatings. This segment converts a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.
Prior year segment results have been reclassified for the allocation of certain corporate costs.
Business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2009	2008	2009	2008

NET SALES:
Paperboard Packaging	$879.3	$928.5	$1,719.7	$1,585.6
Multi-wall Bag	115.3	143.5	240.1	193.5
Specialty Packaging	49.2	69.7	103.2	86.9

Total	$1,043.8	$1,141.7	$2,063.0	$1,866.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$85.4	$66.8	$141.4	$121.2
Multi-wall Bag	(1.7)	6.1	1.4	9.9
Specialty Packaging	3.6	2.7	6.1	3.0
Corporate	0.7	(13.7)	(27.8)	(46.7)

Total	$88.0	$61.9	$121.1	$87.4

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2009	2008	2009	2008

Net Income (Loss)	$19.6	$(4.3)	$(8.6)	$(27.6)
Weighted Average Shares:
Basic	343.0	342.9	342.8	288.7
Stock Awards	1.3	—	—	—

Diluted	344.3	342.9	342.8	288.7

Earnings Per Share:
Basic	$0.06	$(0.01)	$(0.03)	$(0.10)
Diluted	$0.06	$(0.01)	$(0.03)	$(0.10)

The effect of 6,054,592 out-of-the-money options and 15,000 RSUs were excluded from the above calculation for the quarter ended June 30, 2009 because the effect would have been anti-dilutive.

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
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from its coated unbleached kraft paperboard (“CUK board”) and coated-recycled paperboard (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics, embossing and other are customized to the individual needs of the customers.
The Company is also a leading supplier of multi-wall bags and in addition to a full range of products, provides customers with value-added graphical and technical support, and packaging workshops to help educate customers.
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Although the Company is currently experiencing some deflation with certain input costs, its cost of goods sold during the first six months of 2009 reflects the higher cost associated with the inventory on hand at December 31, 2008. Inflation increased costs in the first six months of 2009 by $32.3 million, compared to the first six months of 2008. The 2009 costs are primarily related to the December 31, 2008 inventory sold during the first quarter of 2009 ($19.5 million); outside board purchases ($14.0 million); labor and related benefits ($12.3 million); and chemical based inputs ($7.7 million). These costs were partially offset by other lower costs ($21.2 million), primarily due to lower costs for secondary fiber, resin, wood and energy.

As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 72% and 20% of its expected natural gas usage for the remainder of 2009 and 2010, respectively. The Company believes that the deflation it has experienced with certain input costs in the first six months of 2009 will benefit results in 2009, although inflationary pressures, including higher costs for chemical-based inputs and labor and related benefits, will most likely continue to negatively impact its results for 2009. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur.
Substantial Debt Obligations. The Company has $3,068.3 million of outstanding debt obligations as of June 30, 2009. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with a consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first six months of 2009, the Company achieved $25.3 million in cost savings as compared to the first six months of 2008, through its continuous improvement programs and manufacturing initiatives.
As part of the integration with Altivity, the Company has accelerated and achieved cost synergies and operating efficiencies sooner than expected. The Company will continue to benefit from these actions as long as the run rate continues at the current level. The inability to maintain the run rate could negatively impact future results.
Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and other substrates — solid bleached sulfate (“SBS”) and recycled clay coated news (“CCN”). Substitute products also include shrink film and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Continuing increases in the cost of living, conditions in the residential real estate market, rising unemployment rates, reduced access to credit and declining consumer confidence, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

OVERVIEW OF 2009 RESULTS
•	Net Sales in the second quarter of 2009 decreased by $97.9 million, or 8.6%, to $1,043.8 million from $1,141.7 million in the second quarter of 2008 due to lower volume across all segments, including the impact of the divested businesses of $21.8 million and unfavorable changes in currency exchange rates in Europe and Australia. These decreases were partially offset by improved pricing within the paperboard packaging segment.

•	Income from Operations in the second quarter of 2009 increased by $26.1 million, or 42.2%, to $88.0 million from $61.9 million in the second quarter of 2008. The increase was due to a $55.3 million alternative fuel tax credit, net of expenses, cost savings through continuous improvement and synergy programs and the improved pricing. These increases were partially offset by higher unabsorbed fixed costs, higher merger-related expense, the lower volume, and higher pension, incentive and depreciation expense.

•	The Company burns alternative fuel mixtures at its West Monroe and Macon mills in order to produce energy and recover chemicals. The U.S. Internal Revenue Code allows an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company has submitted refund claims totaling $61.9 million based on fuel usage at the two mills from mid-January 2009 through June 30, 2009. The Company received refunds totaling $51.6 million through the end of the quarter. The impact of the tax credit is included in Other Income, Net in the amount of $61.9 million for the three months ended June 30, 2009, and is included in Corporate for segment reporting purposes. The excise tax credit is currently scheduled to expire on December 31, 2009.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2009	2008	2009	2008

NET SALES:
Paperboard Packaging	$879.3	$928.5	$1,719.7	$1,585.6
Multi-wall Bag	115.3	143.5	240.1	193.5
Specialty Packaging	49.2	69.7	103.2	86.9

Total	$1,043.8	$1,141.7	$2,063.0	$1,866.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$85.4	$66.8	$141.4	$121.2
Multi-wall Bag	(1.7)	6.1	1.4	9.9
Specialty Packaging	3.6	2.7	6.1	3.0
Corporate	0.7	(13.7)	(27.8)	(46.7)

Total	$88.0	$61.9	$121.1	$87.4

SECOND QUARTER 2009 COMPARED WITH SECOND QUARTER 2008
Net Sales

	Three Months Ended June 30,
				Percent
In millions	2009	2008	Decrease	Change

Paperboard Packaging	$879.3	$928.5	$(49.2)	(5.3)%
Multi-wall Bag	115.3	143.5	(28.2)	(19.7)%
Specialty Packaging	49.2	69.7	(20.5)	(29.4)%

Total	$1,043.8	$1,141.7	$(97.9)	(8.6)%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2008	Price	Volume/Mix	Exchange	Total	2009

Paperboard Packaging	$928.5	$12.4	$(51.6)	$(10.0)	$(49.2)	$879.3
Multi-wall Bag	143.5	(1.8)	(26.4)	—	(28.2)	115.3
Specialty Packaging	69.7	(2.3)	(18.1)	(0.1)	(20.5)	49.2

Total	$1,141.7	$8.3	$(96.1)	$(10.1)	$(97.9)	$1,043.8

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the second quarter of 2009 decreased by $49.2 million, or 5.3% to $879.3 million from $928.5 million in the second quarter of 2008 due to lower sales volume for consumer products, containerboard and European open market, and the impact of the two coated-recycled board mills divested in September 2008. The lower consumer products sales were due to a decision to exit lower margin business, as well as the general market conditions in which volume was steady in staples (e.g., dry mixes, cereal, pizza) and was down in discretionary items (e.g., candy, frozen foods, eating out). The corrugated medium machine at West Monroe, LA was down for 17 days during the second quarter of 2009 due to softness in that market. Currency exchange rate changes also negatively impacted the quarter.
These decreases were partially offset by improved pricing in consumer products and beverage, as well as the improved volume/mix in beverage. The improvement in pricing reflects negotiated inflationary cost pass-throughs and other contractual increases. Beer volume continues to be strong in the sub-premium market, while soft drink volume is down.
Multi-wall Bag
The Company’s second quarter Net Sales from multi-wall bag decreased by $28.2 million as a result of lower volume due to market declines in the building products, chemicals, minerals, and agriculture and food industries, as well as lower pricing.
Specialty Packaging
The Company’s second quarter Net Sales from specialty packaging decreased by $20.5 million as a result of lower volume due to market declines in the building products, chemicals, and food and pharmaceutical industries, the sale of the ink business and lower pricing.
Income (Loss) from Operations

	Three Months Ended June 30,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$85.4	$66.8	$18.6	27.8%
Multi-wall Bag	(1.7)	6.1	(7.8)	N.M. (a)
Specialty Packaging	3.6	2.7	0.9	33.3%
Corporate	0.7	(13.7)	14.4	N.M. (a)

Total	$88.0	$61.9	$26.1	42.2%

Note:
(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2008	Price	Volume/Mix		Inflation	Exchange	Other (a)	Total	2009

			Acquisition	Organic
Paperboard Packaging	$66.8	$12.4	$—	$(8.2)	$(13.0)	$(3.4)	$30.8	$18.6	$85.4
Multi-wall Bag	6.1	(1.8)	—	(2.7)	2.2	—	(5.5)	(7.8)	(1.7)
Specialty Packaging	2.7	(2.3)	—	(3.6)	3.1	0.8	2.9	0.9	3.6
Corporate	(13.7)	—	11.9	—	—	3.6	(1.1)	14.4	0.7

Total	$61.9	$8.3	$11.9	$(14.5)	$(7.7)	$1.0	$27.1	$26.1	$88.0

Note:
(a)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the second quarter of 2009 increased by $18.6 million or 27.8% to $85.4 million from $66.8 million in the second quarter of 2008 primarily as a result of cost savings and synergies and the improved pricing. These increases were partially offset by the higher inflation, lower volume, higher incentive expense and higher unabsorbed fixed costs associated with the 17 days of downtime related to the corrugated medium machine. The inflation was primarily related to labor and related benefits, primarily pension expense, ($10.8 million); outside board purchases ($5.5 million); and inks and coatings ($0.5 million); partially offset by other lower costs ($3.8 million), primarily due to lower costs for energy and secondary fiber.
Multi-wall Bag
The Company’s second quarter 2009 Income from Operations from multi-wall bag decreased by $7.8 million as a result of the lower sales volume, higher unabsorbed fixed costs, accelerated depreciation for assets that will be removed from service before the end of their useful lives due to a facility closure, and the lower pricing, which was partially offset by lower costs, primarily for resin.
Specialty Packaging
The Company’s second quarter 2009 Income from Operations from specialty packaging increased by $0.9 million as a result of lower costs, primarily for resin and a gain on the sale of the ink business. These increases were partially offset by the lower volume and pricing.
Corporate
The Company’s Loss from Operations from corporate in the second quarter of 2009 decreased $14.4 million from the second quarter of 2008. The improvement resulted primarily from the $55.3 million alternative fuel tax credit, net of expenses. These increases were partially offset by higher merger related expenses of $26.5 million, including a $19.4 million noncash charge related to excess maintenance, repair and overhaul (“MRO”) inventory. As part of the integration strategy, control over MRO inventory was centralized and the current on-hand/replenishment strategy was reviewed. As a result of the review, the Company determined that $19.4 million of inventory on hand was excess and recorded a noncash charge. The Company also recorded higher incentive expense in 2009. The second quarter 2008 included $11.9 million of expense related to the step-up in inventory basis to fair value, partially offset by a favorable $10.7 million mark-to-market adjustment for an interest rate swap.

FIRST SIX MONTHS OF 2009 COMPARED WITH FIRST SIX MONTHS OF 2008
Net Sales

	Six Months Ended June 30,
				Percent
In millions	2009	2008	Increase	Change

Paperboard Packaging	$1,719.7	$1,585.6	$134.1	8.5%
Multi-wall Bag	240.1	193.5	46.6	24.1%
Specialty Packaging	103.2	86.9	16.3	18.8%

Total	$2,063.0	$1,866.0	$197.0	10.6%

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2008	Price	Volume/Mix		Exchange	Total	2009

			Acquisition	Organic
Paperboard Packaging	$1,585.6	$25.8	$209.3	$(81.3)	$(19.7)	$134.1	$1,719.7
Multi-wall Bag	193.5	(1.0)	80.0	(32.4)	—	46.6	240.1
Specialty Packaging	86.9	(2.7)	42.0	(22.7)	(0.3)	16.3	103.2

Total	$1,866.0	$22.1	$331.3	$(136.4)	$(20.0)	$197.0	$2,063.0

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first six months of 2009 increased by $134.1 million, or 8.5%, to $1,719.7 million from $1,585.6 million in the first six months of 2008 as a result of the Altivity Transaction, improved pricing across all product lines and higher volume/mix in beverage. This was partially offset due to lower sales volume for consumer products, containerboard and European open market, and the impact of the two coated-recycled board mills divested in September 2008. The lower consumer products sales were due to a decision to exit lower margin business as well as the general market conditions in which volume was steady in staples (e.g., dry mixes, cereal, pizza) and was down in discretionary items (e.g., candy, frozen foods, eating out). The corrugated medium machine at West Monroe, LA was down for 36 days during the first six months of 2009 due to softness in that market. Currency exchange rate changes also negatively impacted the quarter.
Multi-wall Bag
The Company’s Net Sales from multi-wall bag in the first six months of 2009 increased by $46.6 million as a result the Altivity Transaction, partially offset by lower volume due to market declines in the building products, chemicals, minerals, and agriculture and food industries, as well as lower pricing.
Specialty Packaging
The Company’s Net Sales from specialty packaging in the first six months of 2009 increased by $16.3 million as a result of the Altivity Transaction, partially offset by lower volume due to market declines in the building products, chemicals, and food and pharmaceutical industries, the sale of the ink business and lower pricing.
Income (Loss) from Operations

	Six Months Ended June 30,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$141.4	$121.2	$20.2	16.7%
Multi-wall Bag	1.4	9.9	(8.5)	(85.9)%
Specialty Packaging	6.1	3.0	3.1	N.M. (a)
Corporate	(27.8)	(46.7)	18.9	N.M. (a)

Total	$121.1	$87.4	$33.7	38.6%

Note:
(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2008	Price	Volume/Mix		Inflation	Exchange	Other (a)	Total	2009

			Acquisition	Organic
Paperboard Packaging	$121.2	$25.8	$19.5	$(10.6)	$(37.9)	$(2.7)	$26.1	$20.2	$141.4
Multi-wall Bag	9.9	(1.0)	1.1	(3.5)	1.5	—	(6.6)	(8.5)	1.4
Specialty Packaging	3.0	(2.7)	2.3	(4.0)	4.1	1.0	2.4	3.1	6.1
Corporate	(46.7)	—	24.4	—	—	1.9	(7.4)	18.9	(27.8)

Total	$87.4	$22.1	$47.3	$(18.1)	$(32.3)	$0.2	$14.5	$33.7	$121.1

Note:
(a)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first six months of 2009 increased by $20.2 million or 16.7% to $141.4 million from $121.2 million in the first six months of 2008 as a result of cost savings and synergies, the improved pricing and the Altivity Transaction. These increases were partially offset by the lower volume, higher inflation and depreciation expense, higher unabsorbed fixed costs associated with the 36 days of downtime related to the corrugated medium machine, the impact of the divested mills and costs associated with the pending closure of the Company’s plant in Grenoble, France. The inflation was primarily related to December 31, 2008 inventory sold during the first quarter of 2009 ($19.5 million); outside board purchases ($13.5 million); labor and related benefits, primarily pension expense, ($12.1 million); and chemical-based inputs ($7.3 million); partially offset by other lower costs ($14.5 million), primarily due to lower costs for secondary fiber and wood.
Multi-wall Bag
The Company’s Income from Operations from multi-wall bag in the first six months of 2009 decreased by $8.5 million as a result of the lower sales volume, accelerated depreciation and the lower pricing, which was partially offset by the Altivity Transaction and lower costs, primarily for resin.
Specialty Packaging
The Company’s Income from Operations from specialty packaging in the first six months of 2009 increased by $3.1 million as a result of lower costs, primarily for resin, the Altivity Transaction and the sale of the ink business. These increases were offset by the lower volume and pricing.
Corporate
The Company’s Loss from Operations from corporate in the first six months of 2009 decreased $18.9 million from the first six months of 2008. The improvement resulted primarily from the $55.3 million alternative fuel tax credit, net of expenses. These increases were partially offset by higher merger related expenses of $27.2 million, including a $19.4 million noncash charge related to excess MRO inventory. The Company also recorded higher incentive expense in 2009. The first six months of 2008 included $24.4 million of expense related to the step-up in inventory basis to fair value, partially offset by a favorable $10.7 million mark-to-market adjustment for an interest rate swap.

INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Expense
Interest Expense was $104.9 million and $100.3 million in the first six months of 2009 and 2008, respectively. The increase in Interest Expense was due to the additional debt acquired as part of the Altivity Transaction, but was partially offset by the lower interest rates on the unhedged portion of the Company’s debt year over year. As of June 30, 2009, approximately 13% of the Company’s total debt was subject to floating interest rates.
Income Tax Expense
During the first six months of 2009, the Company recognized Income Tax Expense of $19.4 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $10.3 million. During the first six months of 2008, the Company recognized Income Tax Expense of $16.0 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $12.4 million. Income Tax Expense for the first six months of 2009 and 2008 was primarily due to the noncash expense of $15.9 million and $13.6 million, respectively, associated with the amortization of goodwill for tax purposes. The Company has approximately $1.4 billion of net operating loss carryforwards for U.S. federal income tax purposes, which may be used to offset taxable income.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.5 million and $0.8 million in the first six months of 2009 and 2008, respectively, and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
Cash Flows
Net cash provided by operating activities in the first six months of 2009 totaled $174.1 million, compared to $16.0 million in the first six months of 2008. The increase was primarily due to the alternative fuel tax credit, improved working capital primarily as a result of lower inventory levels, lower pension contributions of $17.0 million, and higher net income when adjusted for noncash items such as depreciation and amortization, and in 2008, the $24.4 million inventory step-up related to Altivity, partially offset by the $10.7 million favorable mark-to-market adjustment for an interest rate swap in the prior year period.
Net cash used in investing activities in the first six months of 2009 totaled $57.3 million, compared to $54.5 million in the first six months of 2008. This increase was due primarily to the Altivity Transaction in which the Company acquired $60.2 million of cash, which was partially offset by $29.8 million in acquisition costs in 2008. This was offset by lower capital spending and proceeds from sales of assets.
Net cash used in financing activities in 2009 totaled $126.3 million, compared to $44.5 million provided by financing activities in the first six months of 2008. This change was primarily due to the repayment of funds borrowed under the Company’s revolving credit facilities in 2008 when the credit and securities markets were more volatile and the Company felt it necessary to maintain sufficient cash to meet any foreseeable liquidity needs.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Senior Notes and Senior Subordinated Notes (the “Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.
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
         At June 30, 2009, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
               Consolidated Secured Leverage Ratio — 3.63 to 1.00
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

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended June 30, 2009 are listed below:

Twelve Months Ended
In millions	June 30, 2009

Pro Forma Net Loss	$(80.7)
Income Tax Expense	37.8
Interest Expense, Net	220.3
Depreciation and Amortization	298.4
Dividends Received, Net of Earnings of Equity Affiliates	0.6
Non-Cash Provisions for Reserves for Discontinued Operations	1.3
Other Non-Cash Charges	40.8
Merger Related Expenses	45.3
Gains/Losses Associated with Sale/Write-Down of Assets	33.8
Other Non-Recurring/Extraordinary/Unusual Items	(46.7)
Projected Run Rate Cost Savings (a)	55.1

Credit Agreement EBITDA	$606.0

As of
In millions	June 30, 2009

Short-Term Debt	$27.6
Long-Term Debt	3,040.7

Total Debt	$3,068.3
Less Adjustments (b)	869.4

Consolidated Secured Indebtedness	$2,198.9

Note:
(a)	As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) or (ii) $100 million.

As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $55.1 million, or ten percent of EBITDA, as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended June 30, 2009. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)	Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) Permitted Subordinated Indebtedness as defined in the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.
If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenant in its Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.
Capital Investment
The Company’s capital investment in the first six months of 2009 was $66.4 million compared to $83.3 million (including $21.7 million for Altivity) in the first six months of 2008. During the first six months of 2009, the Company had capital spending of $50.4 million for improving process capabilities, $10.6 million for capital spares, $5.2 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.
Goodwill
During the quarter ended June 30, 2009, the Company concluded that an interim goodwill impairment analysis was not required as there were no events or changes in circumstances that would suggest that the fair value of a reporting unit would no longer exceed its carrying amount. The Company sold a facility within the multi-wall bag segment during the second quarter 2009 and determined that the remaining goodwill was not impaired.
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
For further discussion of the Company’s environmental matters, see Note 10 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
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

BUSINESS OUTLOOK
The Company believes that the deflation it has experienced with certain input costs in the first six months of 2009 will benefit results in 2009. The Company expects to realize approximately $110 million in year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects and synergies. In addition, contractual price escalators and price increases in 2008 for coated board and cartons should favorably impact 2009.
Total capital investment for 2009 is expected to be approximately $150 million and is expected to relate principally to the Company’s process capability improvements and maintaining compliance with environmental laws and regulations (approximately $122 million), acquiring capital spares (approximately $18 million), and producing packaging machinery (approximately $10 million).
The Company also expects the following in 2009:
•	Depreciation and amortization between $300 million and $320 million.

•	Interest expense of $220 million to $230 million, including $8.7 million of noncash interest expense associated with amortization of debt issuance costs and the original issuance discount.

•	Debt reduction of approximately $200 million.

•	Pension plan contributions of $60 million to $70 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2009. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 10 in Notes to Consolidated Financial Statements in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 13, 2009, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. The votes cast were as follows:

DIRECTOR	FOR	WITHHELD

Jeffrey Liaw	300,551,324	23,921,788
Michael G. MacDougall	294,983,666	29,489,446
John R. Miller	316,187,938	8,285,174
The terms of Messrs. G. Andrea Botta, Kevin J. Conway, Jeffrey H. Coors, Kelvin L. Davis, David W. Scheible, George V. Bayly, Matthew J. Espe, Harold R. Logan, Jr. and Robert W. Tieken continued after the Annual Meeting of Stockholders.
At the Annual Meeting of Stockholders, the stockholders also approved (i) an amendment to the Graphic Packaging Corporation 2004 Stock and Incentive Plan to (a) increase the number of shares of the Company’s common stock that may be granted pursuant to awards by 12.0 million shares; (b) to reapprove and add to a list of qualified business criteria for performance-based awards; and (c) to make other conforming changes; and (ii) approve an amendment to the Restated Certificate of Incorporation of Graphic Packaging Holding Company that would permit its Board of Directors to implement, at its discretion, a reverse stock split of the common stock at any time prior to the 2010 Annual Meeting of Stockholders. The votes cast were as follows:

				BROKER
PROPOSAL	FOR	AGAINST	ABSTAIN	NON-VOTES

Amend the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan	305,721,039	2,323,815	16,072	16,412,186
Amend the Restated Certificate of Incorporation	321,233,257	3,185,943	53,911	—
ITEM 6. EXHIBITS
a) Exhibit Index

Exhibit Number	Description

10.1	Supply Agreement between Graphic Packaging International, Inc. and Sun Chemical Corporation dated June 1, 2009. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities Exchange Commission.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	August 5, 2009

Stephen A. Hellrung

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer	August 5, 2009

Daniel J. Blount	(Principal Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer	August 5, 2009

Deborah R. Frank	(Principal Accounting Officer)