Form 10-Q/A
period 2009-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2009-09-04
CIK 1408075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0405422 (IRS employer identification no.)

814 Livingston Court Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)
(770) 644-3000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     As of July 31, 2009, there were 343,242,186 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1
EX-31.1
EX-31.2

EXPLANATORY NOTE
On August 5, 2009, Graphic Packaging Holding Company (the “Company”) filed a Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original Report”). A Supply Agreement between Graphic Packaging International, Inc. and Sun Chemical Corporation (the “Agreement”) was included as Exhibit 10.1 to the Original Report, but the Company inadvertently omitted to file the appendices to the Agreement. Accordingly, this Form 10-Q/A is filed for the purpose of filing the Agreement, together with its appendices, as an exhibit hereto. The other disclosures made in the Original Report are unchanged.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
a) Exhibit Index

Exhibit Number	Description
10.1	Supply Agreement between Graphic Packaging International, Inc. and Sun Chemical Corporation dated June 1, 2009. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1 *	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 *	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	September 3, 2009

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 28, 2009

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 28, 2009