Form 10-Q/A
period 2008-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2009-10-01
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Graphic Packaging Holding Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, (the “Form 10-Q“), filed with the U.S. Securities and Exchange Commission (“SEC”) on November 5, 2008, for the purpose of disclosing the financial information of the issuer and guarantors of debt securities in accordance with Rule 3-10 of Regulation S-X. This disclosure is contained in Item 1. “Financial Statements,” as Footnote 14 - Guarantor Condensed Consolidating Financial Statements. Such disclosure is required because certain subsidiaries of Altivity Packaging, LLC (“Altivity”) became guarantors of Graphic Packaging International, Inc.’s debt securities on March 10, 2008 in connection with the combination of the businesses of Altivity and Graphic Packaging Corporation.
No other changes have been made to the Form 10-Q by this Amendment No. 1. The Form 10-Q, as amended, continues to speak as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any other disclosures made in the Form 10-Q. Pursuant to the rules of the SEC, however, the Company is filing currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
NOTE 14 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries of Altivity became guarantors of GPII debt securities on March 10, 2008, the date of the closing of the Altivity Transaction.
These condensed consolidating financial statements reflect GPHC and GPC (collectively “the Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	September 30, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$142.8	$9.4	$8.9	$—	$161.1
Receivables, Net	—	185.7	158.5	83.5	—	427.7
Inventories	—	279.9	225.7	68.1	(4.8)	568.9
Intercompany	(1.1)	1,032.4	(907.4)	(123.9)	—	—
Other Current Assets	—	29.0	6.5	8.0	—	43.5

Total Current Assets	(1.1)	1,669.8	(507.3)	44.6	(4.8)	1,201.2

Property, Plant and Equipment, Net	—	1,313.6	561.2	83.1	(0.2)	1,957.7
Investment in Consolidated Subsidiaries	859.1	220.5	15.8	131.8	(1,227.2)	—
Goodwill	—	880.8	316.8	0.5	0.7	1,198.8
Other Assets	—	715.8	3.6	7.1	—	726.5

Total Assets	$858.0	$4,800.5	$390.1	$267.1	$(1,231.5)	$5,084.2

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$0.5	$0.1	$5.6	$—	$6.2
Accounts Payable	—	170.7	126.3	40.3	—	337.3
Other Accrued Liabilities	—	192.5	59.1	15.0	—	266.6

Total Current Liabilities	—	363.7	185.5	60.9	—	610.1

Long-Term Debt	—	3,247.8	—	—	—	3,247.8
Deferred Income Tax Liabilities	—	159.3	0.9	2.7	—	162.9
Other Noncurrent Liabilities	—	170.6	30.2	4.6	—	205.4

Total Liabilities	—	3,941.4	216.6	68.2	—	4,226.2

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	858.0	859.1	173.5	198.9	(1,231.5)	858.0

Total Liabilities and Shareholders’ Equity	$858.0	$4,800.5	$390.1	$267.1	$(1,231.5)	$5,084.2

	Three Months Ended September 30, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$597.3	$483.5	$116.2	$(31.3)	$1,165.7
Cost of Sales	—	522.7	419.0	105.6	(32.0)	1,015.3
Selling, General and Administrative	—	66.6	18.5	7.4	—	92.5
Research, Development and Engineering	—	1.9	—	0.2	—	2.1
Other Expense (Income), Net	—	5.0	(1.5)	(0.2)	—	3.3

Income from Operations	—	1.1	47.5	3.2	0.7	52.5
Interest Expense, Net	—	(56.4)	0.7	(1.7)	—	(57.4)

(Loss) Income before Income Taxes	—	(55.3)	48.2	1.5	0.7	(4.9)
Income Tax Expense	—	(5.0)	(3.1)	(0.9)	—	(9.0)

(Loss) Income before Equity
In Net Earnings of Affiliates	—	(60.3)	45.1	0.6	0.7	(13.9)
Equity in Net Earnings of Affiliates	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	(14.4)	46.8	0.6	—	(33.0)	—

(Loss) Income from Continuing Operations	(14.4)	(13.5)	45.7	1.0	(32.3)	(13.5)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	—	—	(0.9)

Net (Loss) Income	$(14.4)	$(14.4)	$45.7	$1.0	$(32.3)	$(14.4)

	Nine Months Ended September 30, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,752.0	$1,061.2	$321.3	$(102.8)	$3,031.7
Cost of Sales	—	1,515.2	946.5	291.4	(102.0)	2,651.1
Selling, General and Administrative	—	143.8	77.1	22.6	—	243.5
Research, Development and Engineering	—	5.6	—	0.4	—	6.0
Other (Income) Expense, Net	—	(9.8)	2.1	(1.1)	—	(8.8)

Income (Loss) from Operations	—	97.2	35.5	8.0	(0.8)	139.9
Interest Expense, Net	—	(155.0)	1.1	(3.3)	—	(157.2)

(Loss) Income before Income Taxes	—	(57.8)	36.6	4.7	(0.8)	(17.3)
Income Tax Expense	—	(14.9)	(7.3)	(2.8)	—	(25.0)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(72.7)	29.3	1.9	(0.8)	(42.3)
Equity in Net Earnings of Affiliates	—	—	—	1.2	—	1.2
Equity in Net Earnings of Subsidiaries	(42.0)	31.6	1.9	—	8.5	—

(Loss) Income from Continuing Operations	(42.0)	(41.1)	31.2	3.1	7.7	(41.1)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	—	—	(0.9)

Net (Loss) Income	$(42.0)	$(42.0)	$31.2	$3.1	$7.7	$(42.0)

	Nine Months Ended September 30, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(42.0)	$(42.0)	$31.2	$3.1	$7.7	$(42.0)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	150.0	33.1	6.9	—	190.0
Deferred Income Taxes	—	14.6	6.9	(0.7)	—	20.8
Amount of Postemployment Expense Less Than Funding	—	(38.2)	—	(0.4)	—	(38.6)
Amortization of Deferred Debt Issuance Costs	—	5.9	—	—	—	5.9
Equity in Subsidiaries	42.0	(31.6)	(1.9)	—	(8.5)	—
Other, Net	—	(5.1)	25.3	—	—	20.2
Changes in Operating Assets and Liabilities	—	(57.7)	(54.2)	(2.4)	0.8	(113.5)

Net Cash (Used in) Provided by Operating Activities	—	(4.1)	40.4	6.5	—	42.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(89.8)	(31.0)	(5.6)	—	(126.4)
Acquisition Costs Related to Altivity	—	(30.3)	—	—	—	(30.3)
Cash Acquired Related to Altivity	—	60.2	—	—	—	60.2
Proceeds from Sales of Assets, Net of Selling Costs	—	20.3	—	—	—	20.3
Other, Net	—	(4.6)	—	—	—	(4.6)

Net Cash Used in Investing Activities	—	(44.2)	(31.0)	(5.6)	—	(80.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,200.0	—	—	—	1,200.0
Payments on Debt	—	(1,195.6)	—	—	—	(1,195.6)
Borrowings under Revolving Credit Facilities	—	747.4	—	—	—	747.4
Payments on Revolving Credit Facilities	—	(544.5)	—	—	—	(544.5)
Debt Issuance Costs	—	(16.3)	—	—	—	(16.3)
Other, Net	—	—	—	(0.5)	—	(0.5)

Net Cash Provided by (Used in) Financing Activities	—	191.0	—	(0.5)	—	190.5

Effect of Exchange Rate Changes on Cash	—	—	—	(0.7)	—	(0.7)

Net Increase (Decrease) in Cash and Cash Equivalents	—	142.7	9.4	(0.3)	—	151.8
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	9.2	—	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$142.8	$9.4	$8.9	$—	$161.1

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
a) Exhibit Index

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	October 1, 2009

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 1, 2009

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 1, 2009