Form 10-K/A
period 2008-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2009-10-01
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Graphic Packaging Holding Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2009, for the purpose of disclosing the financial information of the issuer and guarantors of debt securities in accordance with Rule 3-10 of Regulation S-X. This disclosure is contained in Item 8, “Financial Statements and Supplementary Data,” as Footnote 20 — Guarantor Condensed Consolidating Financial Statements. Such disclosure is required because certain subsidiaries of Altivity Packaging, LLC (“Altivity”) became guarantors of Graphic Packaging International, Inc.’s debt securities on March 10, 2008 in connection with the combination of the businesses of Altivity and Graphic Packaging Corporation.

No other changes have been made to the Form 10-K by this Amendment No. 1. The Form 10-K, as amended, continues to speak as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any other disclosures made in the Form 10-K. Pursuant to the rules of the SEC, however, the Company is filing currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2008	2007	2006

Current (Expense) Benefit
U.S.	$(0.4)	$0.2	$—
International	(6.0)	(5.1)	(0.4)

Total Current	(6.4)	(4.9)	(0.4)

Deferred (Expense) Benefit
U.S.	(28.3)	(19.6)	(19.8)
International	0.3	0.6	(0.6)

Total Deferred	(28.0)	(19.0)	(20.4)

Income Tax Expense	$(34.4)	$(23.9)	$(20.8)

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2008	2007	2006

NET SALES:
U.S./North America	$3,755.7	$2,122.9	$2,060.9
Central/South America	56.2	29.0	21.9
Europe	264.2	282.1	260.7
Asia Pacific	131.9	136.3	123.6
Eliminations(c)	(128.6)	(149.1)	(145.4)

Total	$4,079.4	$2,421.2	$2,321.7

In millions	2008	2007

ASSETS AT DECEMBER 31:
U.S./North America	$4,573.2	$2,498.4
Central/South America	29.0	16.5
Europe	118.3	145.0
Asia Pacific	47.6	46.2
Corporate	215.0	71.2

Total	$4,983.1	$2,777.3

Notes:

(a)	Primarily consists of unallocated general corporate expenses and costs associated with the combination with Altivity.

(b)	Corporate assets are principally cash and equivalents, other current assets, deferred income tax assets, deferred debt issue costs and a portion of property, plant and equipment.

(c)	Represents primarily the elimination of intergeographic sales and profits from transactions between the Company’s U.S., Europe, Asia Pacific and Central/South America operations.

NOTE 19 —	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2008 and 2007 are shown below.

	2008
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$724.3	$1,141.7	$1,165.7	$1,047.7	$4,079.4
Gross Profit	86.6	143.6	150.4	101.9	482.5
Income from Operations	25.5	61.9	52.5	10.0	149.9
Loss from Continuing Operations	(23.3)	(4.3)	(13.5)	(57.7)	(98.8)
Loss from Discontinued Operations, Net of Taxes	—	—	(0.9)	—	(0.9)
Net Loss	(23.3)	(4.3)	(14.4)	(57.7)	(99.7)
Loss Per Share — Basic and Diluted:
Continuing Operations	(0.10)	(0.01)	(0.04)	(0.17)	(0.32)
Discontinued Operations	—	—	(0.00)	—	(0.00)
Total	(0.10)	(0.01)	(0.04)	(0.17)	(0.32)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$584.1	$623.1	$612.1	$601.9	$2,421.2
Gross Profit	56.0	81.9	105.0	88.9	331.8
Income from Operations	12.8	39.0	61.6	37.8	151.2
(Loss) Income from Continuing Operations	(37.5)	(19.6)	15.1	(7.1)	(49.1)
(Loss) Income from Discontinued Operations, Net of Taxes	(1.2)	(1.7)	(29.0)	6.4	(25.5)
Net Loss	(38.7)	(21.3)	(13.9)	(0.7)	(74.6)
(Loss) Income Per Share — Basic and Diluted:
Continuing Operations	(0.18)	(0.10)	0.07	(0.03)	(0.24)
Discontinued Operations	(0.01)	(0.01)	(0.14)	0.03	(0.13)
Total	(0.19)	(0.11)	(0.07)	(0.00)	(0.37)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 —	GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Year Ended December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$2,380.3	$1,404.6	$423.1	$(128.6)	$4,079.4
Cost of Sales	—	2,129.5	1,212.9	384.1	(129.6)	3,596.9
Selling, General and Administrative	—	198.4	105.0	29.3	—	332.7
Research, Development and Engineering	—	7.5	—	0.5	—	8.0
Other (Income) Expense, Net	—	(11.8)	4.2	(0.5)	—	(8.1)

Income from Operations	—	56.7	82.5	9.7	1.0	149.9
Interest Expense, Net	—	(212.6)	1.3	(4.1)	—	(215.4)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	—	(155.9)	83.8	5.6	1.0	(65.5)
Income Tax Expense	—	(27.6)	(2.8)	(4.0)	—	(34.4)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(183.5)	81.0	1.6	1.0	(99.9)
Equity in Net Earnings of Affiliates	—	—	—	1.1	—	1.1
Equity in Net Earnings of Subsidiaries	(99.7)	84.7	2.2	—	12.8	—

(Loss) Income from Continuing Operations	(99.7)	(98.8)	83.2	2.7	13.8	(98.8)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	—	—	(0.9)

Net (Loss) Income	$(99.7)	$(99.7)	$83.2	$2.7	$13.8	$(99.7)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$170.8	$(7.5)	$6.8	$—	$170.1
Receivables, Net	—	233.4	56.1	80.1	—	369.6
Inventories	—	397.0	82.8	55.2	(3.0)	532.0
Intercompany	(1.0)	292.5	(178.3)	(113.2)	—	—
Other Current Assets	—	50.7	1.1	5.1	—	56.9

Total Current Assets	(1.0)	1,144.4	(45.8)	34.0	(3.0)	1,128.6
Property, Plant and Equipment, Net	—	1,699.4	157.8	78.1	(0.2)	1,935.1
Investment in Consolidated Subsidiaries	526.2	68.7	4.1	107.9	(706.9)	—
Goodwill	—	1,230.6	(25.4)	(1.1)	0.7	1,204.8
Other Assets	—	705.8	1.4	7.4	—	714.6

Total Assets	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$11.9	$—	$6.7	$—	$18.6
Accounts Payable	—	250.0	47.8	35.6	—	333.4
Other Accrued Liabilities	—	302.6	17.2	13.7	0.1	333.6

Total Current Liabilities	—	564.5	65.0	56.0	0.1	685.6
Long-Term Debt	—	3,165.2	—	—	—	3,165.2
Deferred Income Tax Liabilities	—	184.3	0.9	2.6	—	187.8
Other Noncurrent Liabilities	—	408.7	0.1	10.6	(0.1)	419.3

Total Liabilities	—	4,322.7	66.0	69.2	—	4,457.9

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	525.2	526.2	26.1	157.1	(709.4)	525.2

Total Liabilities and Shareholders’ Equity	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(99.7)	$(99.7)	$83.2	$2.7	$13.8	$(99.7)
Noncash Items Included in Net (Loss)
Income:
Depreciation and Amortization	—	208.4	46.7	9.2	—	264.3
Deferred Income Taxes	—	19.4	8.1	0.5	—	28.0
Amount of Postemployment Expense Less Than Funding	—	(33.4)	—	(5.0)	—	(38.4)
Amortization of Deferred Debt Issuance Costs	—	7.9	—	—	—	7.9
Inventory Step Up Related to Altivity	—	—	24.4	—	—	24.4
Write-off #2 Coated Board Machine at the West Monroe, LA Mill	—	12.6	—	—	—	12.6
Loss (Gain) on Disposal of Assets	—	2.4	(0.2)	0.1	—	2.3
Equity in Subsidiaries	99.7	(84.7)	(2.2)	—	(12.8)	—
Other, Net	—	2.3	(0.9)	0.4	—	1.8
Changes in Operating Assets and Liabilities	—	117.2	(135.0)	(0.2)	(1.0)	(19.0)

Net Cash Provided by Operating Activities	—	152.4	24.1	7.7	—	184.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(141.4)	(31.6)	(10.3)	—	(183.3)
Acquisition Costs Related to Altivity	—	(30.3)	—	—	—	(30.3)
Cash Acquired Related to Altivity	—	60.2	—	—	—	60.2
Proceeds from Sales of Assets, Net of Selling Costs	—	20.3	—	—	—	20.3
Other, Net	—	(10.7)	—	—	—	(10.7)

Net Cash Used in Investing Activities	—	(101.9)	(31.6)	(10.3)	—	(143.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,200.0	—	—	—	1,200.0
Payments on Debt	—	(1,195.9)	—	—	—	(1,195.9)
Borrowings under Revolving Credit Facilities	—	985.8	—	—	—	985.8
Payments on Revolving Credit Facilities	—	(853.4)	—	—	—	(853.4)
Debt Issuance Costs	—	(16.3)	—	—	—	(16.3)
Other, Net	—	—	—	(0.4)	—	(0.4)

Net Cash Provided by (Used in) Financing Activities	—	120.2	—	(0.4)	—	119.8
Effect of Exchange Rate Changes on Cash	—	—	—	0.6	—	0.6

Net Increase (Decrease) in Cash and Cash Equivalents	—	170.7	(7.5)	(2.4)	—	160.8
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	9.2	—	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$170.8	$(7.5)	$6.8	$—	$170.1

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

As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to include a previously omitted footnote disclosure.

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

ERNST & YOUNG LLP
Atlanta, Georgia
March 3, 2009, except for Note 20 as to which the date is October 1, 2009

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
Atlanta, Georgia
March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Holding Company:

In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, statements of cash flows, and statements of shareholders’ equity for each of the two years in the period ended December 31, 2007 present fairly, in all material respects, the financial position of Graphic Packaging Holding Company (formerly known as Graphic Packaging Corporation) and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2007 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2008, except for Note 18 to which the date is March 4, 2009

PART IV

ITEM 15.	EXHIBITS

a.) Financial statements and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	October 1, 2009

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 1, 2009

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 1, 2009

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Daniel J. Blount and Stephen A. Hellrung, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K/A, making such changes in this report on Form 10-K/A as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signatures	Title	Date

/s/ JOHN R. MILLER* John R. Miller	Non-Executive Chairman and Director	October 1, 2009

/s/ GEORGE V. BAYLY* George V. Bayly	Director	October 1, 2009

/s/ JOHN D. BECKETT John D. Beckett	Director	October 1, 2009

/s/ G. ANDREA BOTTA* G. Andrea Botta	Director	October 1, 2009

/s/ KEVIN J. CONWAY* Kevin J. Conway	Director	October 1, 2009

/s/ JEFFREY H. COORS* Jeffrey H. Coors	Director	October 1, 2009

/s/ KELVIN L. DAVIS Kelvin L. Davis	Director	October 1, 2009

/s/ JEFFREY LIAW* Jeffrey Liaw	Director	October 1, 2009

Signatures	Title	Date

/s/ HAROLD R. LOGAN, JR.* Harold R. Logan, Jr.	Director	October 1, 2009

/s/ MICHAEL G. MACDOUGALL* Michael G. MacDougall	Director	October 1, 2009

/s/ DAVID W. SCHEIBLE* David W. Scheible	Director	October 1, 2009

/s/ ROBERT W. TIEKEN* Robert W. Tieken	Director	October 1, 2009

*	By Stephen A. Hellrung, Attorney-in-Fact