Form 10-Q/A
period 2009-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2009-10-01
CIK 1408075

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

EXPLANATORY NOTE
Graphic Packaging Holding Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on May 7, 2009, for the purpose of disclosing the financial information of the issuer and guarantors of debt securities in accordance with Rule 3-10 of Regulation S-X. This disclosure is contained in Item 1. “Financial Statements,” as Footnote 11 — Guarantor Condensed Consolidating Financial Statements. Such disclosure is required because certain subsidiaries of Altivity Packaging, LLC (“Altivity”) became guarantors of Graphic Packaging International, Inc.’s debt securities on March 10, 2008 in connection with the combination of the businesses of Altivity and Graphic Packaging Corporation.
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

NOTE 11 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

	March 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$167.3	$(0.5)	$14.2	$—	$181.0
Receivables, Net	—	266.2	51.3	70.6	—	388.1
Inventories	—	386.2	81.0	54.2	(0.2)	521.2
Intercompany	(0.7)	291.3	(206.6)	(84.0)	—	—
Other Current Assets	—	60.3	1.1	4.9	—	66.3

Total Current Assets	(0.7)	1,171.3	(73.7)	59.9	(0.2)	1,156.6

Property, Plant and Equipment, Net	—	1,671.9	156.3	68.5	(0.2)	1,896.5
Investment in Consolidated Subsidiaries	489.5	85.9	(4.9)	97.4	(667.9)	—
Goodwill	—	1,209.7	—	2.1	—	1,211.8
Other Assets	—	693.5	1.0	3.8	—	698.3

Total Assets	$488.8	$4,832.3	$78.7	$231.7	$(668.3)	$4,963.2

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$11.4	$—	$7.5	$—	$18.9
Accounts Payable	—	226.2	47.5	31.2	—	304.9
Other Accrued Liabilities	—	282.9	14.1	16.3	0.2	313.5

Total Current Liabilities	—	520.5	61.6	55.0	0.2	637.3

Long-Term Debt	—	3,208.5	—	—	—	3,208.5
Deferred Income Tax Liabilities	—	199.9	0.9	2.3	—	203.1
Other Noncurrent Liabilities	—	413.9	—	12.0	(0.4)	425.5

Total Liabilities	—	4,342.8	62.5	69.3	(0.2)	4,474.4

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	488.8	489.5	16.2	162.4	(668.1)	488.8

Total Liabilities and Shareholders’ Equity	$488.8	$4,832.3	$78.7	$231.7	$(668.3)	$4,963.2

	December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$170.8	$(7.5)	$6.8	$—	$170.1
Receivables, Net	—	233.4	56.1	80.1	—	369.6
Inventories	—	397.0	82.8	55.2	(3.0)	532.0
Intercompany	(1.0)	292.5	(178.3)	(113.2)	—	—
Other Current Assets	—	50.7	1.1	5.1	—	56.9

Total Current Assets	(1.0)	1,144.4	(45.8)	34.0	(3.0)	1,128.6

Property, Plant and Equipment, Net	—	1,699.4	157.8	78.1	(0.2)	1,935.1
Investment in Consolidated Subsidiaries	526.2	68.7	4.1	107.9	(706.9)	—
Goodwill	—	1,230.6	(25.4)	(1.1)	0.7	1,204.8
Other Assets	—	705.8	1.4	7.4	—	714.6

Total Assets	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$11.9	$—	$6.7	$—	$18.6
Accounts Payable	—	250.0	47.8	35.6	—	333.4
Other Accrued Liabilities	—	302.6	17.2	13.7	0.1	333.6

Total Current Liabilities	—	564.5	65.0	56.0	0.1	685.6

Long-Term Debt	—	3,165.2	—	—	—	3,165.2
Deferred Income Tax Liabilities	—	184.3	0.9	2.6	—	187.8
Other Noncurrent Liabilities	—	408.7	0.1	10.6	(0.1)	419.3

Total Liabilities	—	4,322.7	66.0	69.2	—	4,457.9

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	525.2	526.2	26.1	157.1	(709.4)	525.2

Total Liabilities and Shareholders’ Equity	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

	Three Months Ended March 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$825.2	$143.3	$85.5	$(34.8)	$1,019.2
Cost of Sales	—	725.6	125.1	79.8	(37.6)	892.9
Selling, General and Administrative	—	72.1	11.0	7.0	—	90.1
Research, Development and Engineering	—	1.3	—	0.1	—	1.4
Other Expense (Income), Net	—	1.3	(0.1)	0.5	—	1.7

Income (Loss) from Operations	—	24.9	7.3	(1.9)	2.8	33.1
Interest Expense, Net	—	(51.6)	—	(0.6)	—	(52.2)

(Loss) Income before Income Taxes	—	(26.7)	7.3	(2.5)	2.8	(19.1)
Income Tax Expense	—	(7.9)	—	(1.4)	—	(9.3)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(34.6)	7.3	(3.9)	2.8	(28.4)
Equity in Net Earnings of Affiliates	—	—	—	0.2	—	0.2
Equity in Net Earnings of Subsidiaries	(28.2)	6.4	1.1	—	20.7	—

Net (Loss) Income	$(28.2)	$(28.2)	$8.4	$(3.7)	$23.5	$(28.2)

	Three Months Ended March 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$572.1	$107.7	$85.0	$(40.5)	$724.3
Cost of Sales	—	490.3	107.6	77.7	(37.9)	637.7
Selling, General and Administrative	—	42.3	11.8	7.2	—	61.3
Research, Development and Engineering	—	1.9	—	0.1	—	2.0
Other Income, Net	—	(1.9)	—	(0.3)	—	(2.2)

Income (Loss) from Operations	—	39.5	(11.7)	0.3	(2.6)	25.5
Interest Expense, Net	—	(42.0)	0.1	(0.8)	—	(42.7)

Loss before Income Taxes	—	(2.5)	(11.6)	(0.5)	(2.6)	(17.2)
Income Tax Expense	—	(4.9)	(1.0)	(0.5)	—	(6.4)

Loss before Equity in Net Earnings of Affiliates	—	(7.4)	(12.6)	(1.0)	(2.6)	(23.6)
Equity in Net Earnings of Affiliates	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	(23.3)	(15.9)	0.2	—	39.0	—

Net Loss	$(23.3)	$(23.3)	$(12.4)	$(0.7)	$36.4	$(23.3)

	Three Months Ended March 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(28.2)	$(28.2)	$8.4	$(3.7)	$23.5	$(28.2)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	67.7	6.2	2.5	—	76.4
Deferred Income Taxes	—	7.9	—	1.4	—	9.3
Amount of Postemployment Expense Greater (Less) Than Funding	—	13.0	—	(0.8)	—	12.2
Amortization of Deferred Debt Issuance Costs	—	2.1	—	—	—	2.1
Equity in Subsidiaries	28.2	(6.4)	(1.1)	—	(20.7)	—
Other, Net	—	3.8	—	—	—	3.8
Changes in Operating Assets and Liabilities	—	(79.2)	(2.6)	10.9	(2.8)	(73.7)

Net Cash (Used in) Provided by Operating Activities	—	(19.3)	10.9	10.3	—	1.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(29.3)	(3.9)	(2.8)	—	(36.0)
Other, Net	—	1.0	—	—	—	1.0

Net Cash Used in Investing Activities	—	(28.3)	(3.9)	(2.8)	—	(35.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	—	93.4	—	—	—	93.4
Payments on Revolving Credit Facilities	—	(49.3)	—	—	—	(49.3)
Other, Net	—	—	—	0.4	—	0.4

Net Cash Provided by Financing Activities	—	44.1	—	0.4	—	44.5

Effect of Exchange Rate Changes on Cash	—	—	—	(0.5)	—	(0.5)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(3.5)	7.0	7.4	—	10.9
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$167.3	$(0.5)	$14.2	$—	$181.0

	Three Months Ended March 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23.3)	$(23.3)	$(12.4)	$(0.7)	$36.4	$(23.3)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	42.7	6.0	1.9	—	50.6
Deferred Income Taxes	—	4.9	0.7	(0.5)	—	5.1
Amount of Postemployment Expense Less Than Funding	—	(24.7)	—	(0.9)	—	(25.6)
Amortization of Deferred Debt Issuance Costs	—	1.6	—	—	—	1.6
Equity in Subsidiaries	23.3	15.9	(0.2)	—	(39.0)	—
Other, Net	—	4.1	12.4	0.4	—	16.9
Changes in Operating Assets and Liabilities	—	(118.1)	13.2	1.8	2.6	(100.5)

Net Cash (Used in) Provided by Operating Activities	—	(96.9)	19.7	2.0	—	(75.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(27.0)	(6.0)	(2.9)	—	(35.9)
Acquisition Costs Related to Altivity	—	(29.1)	—	—	—	(29.1)
Cash Acquired Related to Altivity	—	60.2	—	—	—	60.2
Proceeds from Sales of Assets, Net of Selling Costs	—	0.7	—	—	—	0.7
Other, Net	—	(0.6)	—	—	—	(0.6)

Net Cash Provided by (Used in) Investing Activities	—	4.2	(6.0)	(2.9)	—	(4.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,200.0	—	—	—	1,200.0
Payments on Debt	—	(1,168.4)	—	—	—	(1,168.4)
Borrowings under Revolving Credit Facilities	—	251.0	—	—	—	251.0
Payments on Revolving Credit Facilities	—	(174.8)	—	—	—	(174.8)
Debt Issuance Costs	—	(15.1)	—	—	—	(15.1)
Other, Net	—	—	—	(0.6)	—	(0.6)

Net Cash Provided by (Used in) Financing Activities	—	92.7	—	(0.6)	—	92.1

Effect of Exchange Rate Changes on Cash	—	—	—	0.4	—	0.4

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	13.7	(1.1)	—	12.6
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	9.2	—	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.1	$13.7	$8.1	$—	$21.9

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
a) Exhibit Index

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

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