Form 10-Q
period 2009-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2009-11-05
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

814 Livingston Court Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
     As of October 30, 2009, there were 343,245,250 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding the effect of contractual price escalators, the expiration of the alternative fuel tax credit, inflationary pressures, cost savings from its continuous improvement programs, the availability of the Company’s net operating loss to offset taxable income in the U.S., capital spending, depreciation and amortization, interest expense and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including the continued availability of the alternative fuel tax credits and the Company’s net operating loss offset to taxable income, and those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K, as amended, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
In millions, except share and per share amounts	2009	2008

	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$244.7	$170.1
Receivables, Net	413.8	369.6
Inventories, Net	465.4	532.0
Other Current Assets	52.6	56.9

Total Current Assets	1,176.5	1,128.6

Property, Plant and Equipment, Net	1,835.2	1,935.1
Goodwill	1,210.4	1,204.8
Intangible Assets, Net	630.6	664.6
Other Assets	47.0	50.0

Total Assets	$4,899.7	$4,983.1

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long-Term Debt	$29.2	$18.6
Accounts Payable	313.5	333.4
Compensation and Employee Benefits	108.3	87.2
Interest Payable	43.7	57.8
Other Accrued Liabilities	162.2	188.6

Total Current Liabilities	656.9	685.6

Long-Term Debt	3,009.6	3,165.2
Deferred Income Tax Liabilities	218.3	187.8
Accrued Pension and Postretirement Benefits	366.9	375.8
Other Noncurrent Liabilities	48.2	43.5

Total Liabilities	4,299.9	4,457.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 343,245,250 and 342,522,470 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3.4	3.4
Capital in Excess of Par Value	1,957.6	1,955.4
Accumulated Deficit	(1,050.8)	(1,075.4)
Accumulated Other Comprehensive Loss	(310.4)	(358.2)

Total Shareholders’ Equity	599.8	525.2

Total Liabilities and Shareholders’ Equity	$4,899.7	$4,983.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2009	2008	2009	2008

Net Sales	$1,054.2	$1,165.7	$3,117.2	$3,031.7
Cost of Sales	907.8	1,015.3	2,702.4	2,626.7
Selling, General and Administrative	74.1	85.4	232.0	218.7
Research, Development and Engineering	1.7	2.1	5.3	6.0
Other (Income) Expense, Net	(3.0)	3.0	(11.2)	1.6
Restructuring and Other Special (Credits) Charges	(23.9)	7.4	(29.9)	38.8

Income from Operations	97.5	52.5	218.6	139.9
Interest Income	0.1	0.5	0.3	1.0
Interest Expense	(53.4)	(57.9)	(158.3)	(158.2)
Loss on Early Extinguishment of Debt	(1.0)	—	(7.1)	—

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	43.2	(4.9)	53.5	(17.3)
Income Tax Expense	(10.3)	(9.0)	(29.7)	(25.0)

Income (Loss) before Equity in Net Earnings of Affiliates	32.9	(13.9)	23.8	(42.3)
Equity in Net Earnings of Affiliates	0.3	0.4	0.8	1.2

Income (Loss) from Continuing Operations	33.2	(13.5)	24.6	(41.1)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	(0.9)

Net Income (Loss)	$33.2	$(14.4)	$24.6	$(42.0)

Income (Loss) Per Share — Basic
Continuing Operations	$0.10	$(0.04)	$0.07	$(0.14)
Discontinued Operations	—	—	—	—

Total	$0.10	$(0.04)	$0.07	$(0.14)

Income (Loss) Per Share — Diluted
Continuing Operations	$0.10	$(0.04)	$0.07	$(0.14)
Discontinued Operations	—	—	—	—

Total	$0.10	$(0.04)	$0.07	$(0.14)

Weighted Average Number of Shares Outstanding — Basic	343.4	342.5	343.0	306.8
Weighted Average Number of Shares Outstanding — Diluted	344.9	342.5	343.9	306.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$24.6	$(42.0)
Noncash Items Included in Net Income (Loss):
Depreciation and Amortization	228.0	190.0
Write-off of Debt Issuance Costs on Early Extinguishment of Debt	2.3	—
Deferred Income Taxes	27.9	20.8
Amount of Postemployment Expense Greater (Less) Than Funding	13.1	(38.6)
Amortization of Deferred Debt Issuance Costs	6.4	5.9
Other, Net	8.4	20.2
Changes in Operating Assets & Liabilities	10.8	(113.5)

Net Cash Provided by Operating Activities	321.5	42.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(96.3)	(126.4)
Acquisition Costs Related to Altivity	—	(30.3)
Cash Acquired Related to Altivity	—	60.2
Proceeds from Sale of Assets, Net of Selling Costs	9.8	20.3
Other, Net	(1.2)	(4.6)

Net Cash Used in Investing Activities	(87.7)	(80.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	423.8	1,200.0
Payments on Debt	(425.3)	(1,195.6)
Borrowings under Revolving Credit Facilities	105.9	747.4
Payments on Revolving Credit Facilities	(249.1)	(544.5)
Debt Issuance Costs and Early Tender Premiums	(14.7)	(16.3)
Other, Net	(0.1)	(0.5)

Net Cash (Used in) Provided by Financing Activities	(159.5)	190.5

Effect of Exchange Rate Changes on Cash	0.3	(0.7)

Net Increase in Cash and Cash Equivalents	74.6	151.8
Cash and Cash Equivalents at Beginning of Period	170.1	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244.7	$161.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$ (73.9)

Net Loss	—	—	—	(99.7)	—	$ (99.7)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	(60.6)	(60.6)
Pension Benefit Plans	—	—	—	—	(212.2)	(212.2)
Postretirement Benefit Plans	—	—	—	—	2.4	2.4
Postemployment Benefit Plans	—	—	—	—	1.2	1.2
Currency Translation Adjustment	—	—	—	—	(15.1)	(15.1)

Total Comprehensive Loss	—	—	—	—	—	$(384.0)
Common Stock Issued for Acquisition	139,445,038	1.4	761.4	—	—
Issuance of Shares for Stock-Based Awards	2,098,863	—	2.4	—	—

Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$(1,075.4)	$(358.2)

Net Income	—	—	—	24.6	—	$ 24.6
Other Comprehensive Income (Loss):
Derivative Instruments Income	—	—	—	—	26.2	26.2
Pension Benefit Plans	—	—	—	—	16.4	16.4
Postretirement Benefit Plans	—	—	—	—	(0.6)	(0.6)
Postemployment Benefit Plans	—	—	—	—	0.4	0.4
Currency Translation Adjustment	—	—	—	—	5.4	5.4

Total Comprehensive Income	—	—	—	—	—	$ 72.4
Issuance of Shares for Stock-Based Awards	722,780	—	2.2	—	—

Balances at September 30, 2009	343,245,250	$3.4	$1,957.6	$(1,050.8)	$(310.4)

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
For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPII. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying Condensed Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 2008 includes six months and approximately three weeks of Altivity’s results and nine months of GPC’s results.
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
GPHC and GPC conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock and GPC’s ownership of all of GPII’s outstanding common stock.
Basis of Presentation
The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.
In the Company’s opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these financial statements should be read in conjunction with GPHC’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended (“2008 Annual Report on Form 10-K”). In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these statements are recorded as known.

We have evaluated subsequent events for disclosure through November 5, 2009, the date of issuance of the Company’s financial statements.
For a summary of the Company’s significant accounting policies, please refer to GPHC’s 2008 Annual Report on Form 10-K.
Adoption of New Accounting Standards
Effective July 1, 2009, the Company adopted the Generally Accepted Accounting Principles topic of the FASB Accounting Standards Codification TM (“the FASB Codification”). This accounting standard establishes the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The FASB Codification was developed to organize U.S. GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. All guidance contained in the FASB Codification carries an equal level of authority. The FASB Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the FASB Codification is non-authoritative. References made to FASB guidance throughout this document have been updated, where applicable, for the FASB Codification. The exception to such referencing is with certain grandfathered accounting standards which continue to be referenced by the Company as such standards remain authoritative for past transactions that have an ongoing effect in the Company’s financial statements.
Effective in the second quarter of 2009, the Company adopted new guidance as required by the Subsequent Events topic of the FASB Codification. This guidance established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company is required to disclose the date through which it has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows. See Note 1 — Basis of Presentation for disclosure.
Effective in the second quarter of 2009, the Company implemented new disclosures as required by the Financial Instruments topic of the FASB Codification. Under the new guidance, fair value disclosures are required on a quarterly basis for any financial instruments that are not currently reflected on the balance sheet at fair value. Previous guidance required only annual disclosure of the fair value of these assets and liabilities. See Note 9 — Financial Instruments and Fair Value Measurement.
Effective in the first quarter of 2009, the Company implemented new disclosure enhancements as required by the Derivatives and Hedging topic of the FASB Codification. The requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. See Note 9 — Financial Instruments and Fair Value Measurement.
Effective January 1, 2009, the Company adopted amended guidance as required by the Consolidation topic of the FASB Codification. The new guidance concerns certain consolidation procedures and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
Revised guidance as required by the Business Combinations topic of the FASB Codification was effective for the Company January 1, 2009. The amended guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company will assess the impact of adoption when a business combination arises.
Revised guidance as required by the Intangibles — Goodwill and Other topic of the FASB Codification was effective for the Company January 1, 2009. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset other than goodwill. This amendment was issued to improve the consistency between the useful life of a recognized intangible asset other than goodwill under the Intangibles — Goodwill and Other topic of the FASB Codification and the period of expected cash flows used to measure the fair value of the asset under the Business Combinations topic of the FASB Codification and other U.S. GAAP. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted the fair value guidance integrated into the Fair Value Measurements and Disclosures topic of the FASB Codification in regards to financial assets and financial liabilities. The FASB delayed the effective date of the guidance related to nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which the Company subsequently adopted as of January 1, 2009. The FASB’s guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 9 — Financial Instruments and Fair Value Measurement.
Accounting Standards Not Yet Adopted
In August 2009, the FASB issued new guidance supplementing and amending the Fair Value Measurements and Disclosures topic of the FASB Codification in regards to measuring liabilities at fair value. The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, the fair value of the liability must be measured using the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique, such as a present value technique, that is consistent with the principles of the Fair Value Measurements and Disclosures topic of the FASB Codification. The guidance also clarifies that no valuation adjustments are necessary regarding the existence of a restriction that prevents the transfer of the liability, and will be effective for the Company in the fourth quarter of 2009. The Company is currently evaluating the impact of adoption on its financial position, results of operations and cash flows.
In December 2008, the FASB announced the requirement of additional disclosures regarding plan assets of defined benefit pension or other postretirement plans. The additional disclosures required by the Compensation—Retirement Benefits topic of the FASB Codification include a description of investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. These disclosure requirements will be effective for the year ended December 31, 2009.
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

The Company has finalized plans to close certain facilities of the acquired company and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 3 — Restructuring Reserves.
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including i) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, ii) diversification of the Company’s product line and new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and iii) expansion of the Company’s manufacturing system to include expanded folding carton converting operations, multi-wall bag facilities, flexible packaging facilities, ink manufacturing facilities and label facilities.
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

The fair value of intangible assets is being amortized on a straight-line basis over the remaining useful life of 17 years for customer relationships, four years for trademarks and patents, and the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented and excludes the 2008 results for the two coated-recycled board mills divested in September 2008 and charges associated with the Altivity Transaction. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
In millions

Net Sales	$1,147.2	$3,367.3
Net Loss	$(8.0)	$(27.7)
Loss Per Share — Basic and Diluted	$(0.02)	$(0.08)

NOTE 3 — RESTRUCTURING RESERVES
In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves were established for employee severance and benefit payments, facility closure costs and equipment removal. These restructuring reserves were established in accordance with the requirement of Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were considered liabilities assumed in the Altivity Transaction. The Company has announced the closure of seven Altivity facilities and has committed to two additional plant closures. The restructuring activities are expected to be substantially completed by December 31, 2010.
In addition, as of September 30, 2009, the Company has announced the closure of a GPC facility and a multi-wall bag facility. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the Exit or Disposal Cost Obligations topic of the FASB Codification. Termination benefits recorded in the third quarter and the first nine months of 2009 totaled $1.3 million and $4.6 million, respectively. The amount of termination benefits recorded in the third quarter and the first nine months of 2008 was $0.8 million. These termination benefits are included in Selling, General and Administrative costs in the Condensed Consolidated Statements of Operations.
The portion of the restructuring reserves expected to be settled within one year is included in Other Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets. The long-term portion of these reserves is included in Other Noncurrent Liabilities on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the transactions within the restructuring reserves at September 30, 2009:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Additions to Reserves	13.4	2.3	0.8	16.5
Cash Payments	(6.1)	(0.7)	(0.5)	(7.3)
Other Adjustments	(0.4)	(0.3)	(0.1)	(0.8)

Balance at December 31, 2008	$13.9	$9.8	$2.0	$25.7
Additions to Reserves	5.6	0.9	0.3	6.8
Cash Payments	(10.2)	(1.7)	(0.3)	(12.2)
Other Adjustments	(2.3)	(1.2)	—	(3.5)

Balance at September 30, 2009	$7.0	$7.8	$2.0	$16.8

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their originally estimated useful lives due to the facility closures. The following table summarizes the accelerated depreciation:

	Three Months Ended		Nine Months Ended
	September 30,		September30,
In millions	2009	2008	2009	2008

Accelerated Depreciation	$1.1	$2.6	$9.4	$3.1

NOTE 4 — INVENTORIES
Inventories by major class:

	September 30,	December 31,
In millions	2009	2008

Finished Goods	$255.5	$301.3
Work in Progress	44.9	46.0
Raw Materials	122.6	116.5
Supplies	69.9	77.9

	492.9	541.7
Less: Allowance	(27.5)	(9.7)

Total	$465.4	$532.0

NOTE 5 — GOODWILL
The following is a rollforward of goodwill by business segment as of September 30, 2009:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at December 31, 2008	$1,050.3	$61.9	$92.6	$1,204.8
Purchase Accounting	2.2	—	4.8	7.0
Divesture of Businesses	—	(1.5)	(0.4)	(1.9)
Foreign Currency Effects	(0.3)	—	0.8	0.5

Balance at September 30, 2009	$1,052.2	$60.4	$97.8	$1,210.4

NOTE 6 — DEBT
On May 16, 2007, the Company entered into a $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provided for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The Company’s obligations under the Credit Agreement are collateralized by substantially all of the Company’s domestic assets.
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
On June 16, 2009, the Company completed the issuance and sale of $245 million aggregate principal amount of its 9.5% Senior Notes due in 2017. The proceeds from the offering were $238.4 million after deducting the original issue discount. These proceeds were used to retire, through a tender offer, $225 million aggregate principal amount of the 8.5% Senior Notes due in 2011 and to pay applicable early tender premiums and offering expenses.
On August 5, 2009, the Company announced that it would redeem and prepay approximately $20 million in aggregate principal and interest of the 8.5% Senior Notes due in 2011. The Credit Agreement contains, among other exceptions to the restrictions on prepayment of the Senior Notes, a $20 million basket for such redemptions. The redemption occurred on September 4, 2009 (the “Redemption Date”), at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest up to, but not including the Redemption Date. In total, $19.9 million aggregate principal amount of the 8.5% Senior Notes due in 2011 was paid in cash on September 4, 2009.
On August 20, 2009, the Company completed the issuance and sale of an additional $180 million of 9.5% Senior Notes due in 2017. The proceeds from the offering were $185.4 million, including a premium of $5.4 million. These proceeds were used to redeem the remaining $180.1 million aggregate principal amount of the 8.5% Senior Notes due in 2011, to pay accrued interest on these existing notes, and to pay fees and expenses incurred in connection with the offering and redemption.
In connection with the above retirements, the Company recorded charges for the three and nine month periods ended September 30, 2009 of $1.0 million and $7.1 million, respectively. The charges are reflected as Loss on Early Extinguishment of Debt in the Company’s Condensed Consolidated Statements of Operations, and consist of unamortized deferred financing costs and, in regards to the June retirement, the early tender premiums associated with the 8.5% Senior Notes due in 2011. In connection with the 9.5% Senior Notes due in 2017, the Company recorded deferred financing costs of approximately $4 million and $10 million, respectively, for the three and nine month periods ended September 30, 2009. These costs will be amortized using the effective interest method over the term of the 9.5% Senior Notes due in 2017.
Long-Term Debt consisted of the following:

	September 30,	December 31,
In millions	2009	2008

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$—	$425.0
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 face amount)	423.8	—
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.53% at September 30, 2009) payable through 2014	1,000.3	1,000.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.24% at September 30, 2009) payable through 2014	1,182.0	1,182.3
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.60% at September 30, 2009) payable in 2013	—	143.2
Other	0.8	0.8

	3,031.9	3,176.6
Less, current portion	22.3	11.4

Total	$3,009.6	$3,165.2

At September 30, 2009, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$363.9
International Facilities	16.9	6.9	10.0

Total	$416.9	$6.9	$373.9

Note:
(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $36.1 million as of September 30, 2009. These letters of credit are used as security against the Company’s self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2010 unless extended.

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
As of September 30, 2009, the Company was in compliance with the financial covenant in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objectives. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.
NOTE 7 — STOCK INCENTIVE PLANS
GPC had eight equity compensation plans, all of which were assumed by the Company pursuant to the Altivity Transaction. The Company’s only plan pursuant to which new grants are made, as of September 30, 2009, is the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (“2004 Plan”). Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
Stock Options
GPC and the Company have not granted any stock options since 2004. During the nine months ended September 30, 2009, no stock options were exercised and 648,795 stock options were cancelled. The total number of shares subject to options at September 30, 2009 was 6,467,092 at a weighted average exercise price of $7.27.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All RSUs vest and become payable in one to five years from date of grant. Upon vesting, RSUs are payable in cash and shares, based on the proportion set forth in the grant agreements.
Data concerning RSUs and stock awards granted in the first nine months of 2009 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	8,390	$0.89
Stock Awards — Board of Directors	651	$1.52

The value of the RSUs and stock awards is based on the market value of the Company’s common stock on the date of grant. The RSUs payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity.
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
During the nine months ended September 30, 2009 and 2008, $3.1 million and $6.8 million were charged to compensation expense for RSUs and stock awards, respectively. Of the amount charged to expense during the first nine months of 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.
The unrecognized expense as of September 30, 2009 is approximately $12 million and is expected to be recognized over a weighted average period of two years.

NOTE 8 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The Company maintains both defined benefit pension plans and postretirement health care plans. The plans provide medical and life insurance coverage to eligible salaried and hourly retired employees and their dependents. Currently, the plans are closed to newly-hired salaried and non-union hourly employees.
The Company’s funding policies with respect to its North American pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements. Plan assets are primarily invested in equities and fixed income securities.
Pension and Postretirement Expense
The pension and postretirement expenses related to the North American plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2009	2008	2009	2008	2009	2008	2009	2008

Components of Net Periodic Cost:
Service Cost	$4.8	$4.7	$14.3	$13.0	$0.4	$0.5	$1.2	$1.2
Interest Cost	10.9	10.1	32.9	29.5	0.9	0.8	2.6	2.5
Expected Return on Plan Assets	(9.1)	(10.7)	(27.3)	(31.2)	—	—	—	—
Administrative Expense	0.1	—	0.1	—	—	—	—	—
Amortizations:
Prior Service Cost	0.3	0.7	0.9	2.0	—	—	(0.1)	—
Actuarial Loss (Gain)	5.0	0.6	15.1	1.5	(0.2)	—	(0.5)	(0.2)

Net Periodic Cost	$12.0	$5.4	$36.0	$14.8	$1.1	$1.3	$3.2	$3.5

The Company made contributions of $33.3 million and $54.9 million to its pension plans during the first nine months of 2009 and 2008, respectively. The Company expects to make contributions of $40 million to $60 million for the full year 2009. During 2008, the Company made $56.8 million of contributions to its pension plans.
The Company made postretirement health care benefit payments of $2.0 million and $1.6 million during the first nine months of 2009 and 2008, respectively. The Company estimates its postretirement health care benefit payments for the full year 2009 to be approximately $4 million. During 2008, the Company made postretirement health care benefit payments of $2.7 million.
NOTE 9 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts.
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. At September 30, 2009, the Company had interest rate swap agreements with a notional amount of $2.2 billion, including $400 million in forward starting interest rate swaps, which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 5.06% and receive the three-month LIBOR rates. At December 31, 2008, the Company had interest rate swap agreements with a notional amount of $1.6 billion, which expire on various dates from 2009 to 2012 under which the Company will pay fixed rates of 2.37% to 5.06% and receive the three-month LIBOR rates.
These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first nine months of 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.
Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. As of September 30, 2009, the Company had entered into natural gas swap contracts to hedge prices for approximately 73% and 33% of its expected natural gas usage for the remainder of 2009 and 2010, respectively. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts’ change in fair value, if any, would be recognized immediately in earnings.
During the first nine months of 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Foreign Currency Risk
The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. Gains/losses, if any, related to these contracts are recognized in Other (Income) Expense, Net when the anticipated transaction affects income.
At September 30, 2009, forward contracts existed that expire on various dates throughout 2009 and 2010. At December 31, 2008, forward exchange contracts existed that expire on various dates throughout 2009. Those purchased forward exchange contracts outstanding at September 30, 2009 and December 31, 2008, when measured in U.S. dollars at exchange rates at September 30, 2009 and December 31, 2008, respectively, had notional amounts totaling $52.4 million and $80.8 million.
No amounts were reclassified to earnings during the first nine months of 2009 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2009 and December 31, 2008, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2009 and December 31, 2008, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2009 and December 31, 2008, respectively, had net notional amounts totaling $12.0 million and $4.4 million. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net.
Fair Value of Financial Instruments
The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are level 2 in the fair value hierarchy.
As of September 30, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments as of September 30, 2009 is as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet	September 30,	Balance Sheet	September 30,
In millions	Location	2009	Location	2009

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	Other Accrued Liabilities	$5.5
Foreign Currency Contracts	Other Current Assets	0.6	Other Accrued Liabilities	2.5
Interest Rate Swap Agreements	Other Current Assets	—	Other Accrued Liabilities	45.8

		$0.6		$53.8

Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	$—	Other Accrued Liabilities	$0.3

		$—		$0.3

Total Derivative Contracts		$0.6		$54.1

The fair values of the Company’s other financial assets and liabilities at September 30, 2009 and December 31, 2008 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,983.3 million and $2,438.5 million as compared to the carrying amounts of $3,031.9 million and $3,176.6 million as of September 30, 2009 and December 31, 2008, respectively. The fair value of Long-Term Debt is based on quoted market prices.
Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 is as follows:

	Amount of (Gain) Loss
	Recognized in			Amount of Loss (Gain)			Amount of Loss (Gain)
	Accumulated Other			Recognized in Statement of			Recognized in Statement of
	Comprehensive Income			Operations			Operations
	(Loss)			(effective portion)			(ineffective portion)
	Three	Nine	Location	Three	Nine	Location	Three	Nine
	Months	Months	in Statement of	Months	Months	in Statement of	Months	Months
	Ended	Ended	Operations	Ended	Ended	Operations	Ended	Ended
	September 30,	September 30,	(effective	September 30,	September 30,	(ineffective	September 30,	September 30,
In millions	2009	2009	portion)	2009	2009	portion)	2009	2009

Commodity Contracts	$(0.5)	$13.3	Cost of Sales	$9.9	$32.0	Cost of Sales	$0.2	$(0.4)
Foreign Currency Contracts	2.6	(0.2)	Other (Income) Expense, Net	(0.5)	(0.9)	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	16.5	24.5	Interest Expense	13.1	32.7	Interest Expense	—	(0.1)

Total	$18.6	$37.6		$22.5	$63.8		$0.2	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 is as follows:

Amount of Loss
	Location	Recognized in Statement of Operations
	in Statement of	Three Months Ended	Nine Months Ended
In millions	Operations	September 30, 2009	September 30, 2009

Foreign Currency Contracts	Other (Income) Expense, Net	$0.3	$0.1

Accumulated Derivative Instruments Loss (Gain)
The following is a rollforward of Accumulated Derivative Instruments Loss (Gain) which is included in Accumulated Other Comprehensive Loss in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Shareholders’ Equity:

In millions

Balance at December 31, 2008	$68.5
Reclassification to earnings	(63.8)
Current period change in fair value	37.6

Balance at September 30, 2009	$42.3

At September 30, 2009, the Company expects to reclassify approximately $18 million of losses in the next twelve months from Accumulated Derivative Instruments Loss (Gain) to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary as a result of changes in market conditions.
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
The multi-wall bag business segment converts kraft and specialty paper into multi-wall bags, consumer bags and specialty retail bags. The bags are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete, and pet and food products.
The specialty packaging business segment primarily includes flexible packaging, label solutions, laminations, inks and coatings. This segment converts a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.
Prior year segment results have been reclassified for the allocation of certain corporate costs.
Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2009	2008	2009	2008

NET SALES:
Paperboard Packaging	$886.2	$946.9	$2,605.9	$2,532.5
Multi-wall Bag	117.5	145.3	357.6	338.8
Specialty Packaging	50.5	73.5	153.7	160.4

Total	$1,054.2	$1,165.7	$3,117.2	$3,031.7

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$90.8	$70.2	$232.2	$191.4
Multi-wall Bag	1.8	10.1	3.2	20.0
Specialty Packaging	—	5.6	6.1	8.6
Corporate	4.9	(33.4)	(22.9)	(80.1)

Total	$97.5	$52.5	$218.6	$139.9

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2009	2008	2009	2008

Net Income (Loss)	$33.2	$(14.4)	$24.6	$(42.0)
Weighted Average Shares:
Basic	343.4	342.5	343.0	306.8
Stock Awards	1.5	—	0.9	—

Diluted	344.9	342.5	343.9	306.8

Earnings Per Share:
Basic	$0.10	$(0.04)	$0.07	$(0.14)
Diluted	$0.10	$(0.04)	$0.07	$(0.14)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Employee Stock Options	6,054,592	—	6,377,864	—
Restricted Stock Awards	11,667	—	745,098	—

Total	6,066,259	—	7,122,962	—

NOTE 13 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries of Altivity became guarantors of GPII debt securities on March 10, 2008, the date of the closing of the Altivity Transaction.
These condensed consolidating financial statements reflect GPHC and GPC (collectively “the Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries. The nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	September 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$220.3	$(0.1)	$24.5	$—	$244.7
Receivables, Net	—	277.9	50.3	85.6	—	413.8
Inventories, Net	—	340.6	63.5	61.4	(0.1)	465.4
Intercompany	1.3	235.2	(152.2)	(84.3)	—	—
Other Current Assets	—	46.1	0.9	5.6	—	52.6

Total Current Assets	1.3	1,120.1	(37.6)	92.8	(0.1)	1,176.5

Property, Plant and Equipment, Net	—	1,615.8	142.9	76.7	(0.2)	1,835.2
Investment in Consolidated Subsidiaries	598.5	170.4	0.4	122.9	(892.2)	—
Goodwill	—	1,178.5	—	31.9	—	1,210.4
Other Assets	—	658.7	0.7	18.2	—	677.6

Total Assets	$599.8	$4,743.5	$106.4	$342.5	$(892.5)	$4,899.7

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$22.3	$—	$6.9	$—	$29.2
Accounts Payable	—	225.0	45.6	42.9	—	313.5
Other Accrued Liabilities	—	275.1	20.3	18.8	—	314.2

Total Current Liabilities	—	522.4	65.9	68.6	—	656.9

Long-Term Debt	—	3,009.6	—	—	—	3,009.6
Deferred Income Tax Liabilities	—	209.0	0.9	8.4	—	218.3
Other Noncurrent Liabilities	—	404.0	—	11.1	—	415.1

Total Liabilities	—	4,145.0	66.8	88.1	—	4,299.9

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	599.8	598.5	39.6	254.4	(892.5)	599.8

Total Liabilities and Shareholders’ Equity	$599.8	$4,743.5	$106.4	$342.5	$(892.5)	$4,899.7

	December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$170.8	$(7.5)	$6.8	$—	$170.1
Receivables, Net	—	233.4	56.1	80.1	—	369.6
Inventories, Net	—	397.0	82.8	55.2	(3.0)	532.0
Intercompany	(1.0)	292.5	(178.3)	(113.2)	—	—
Other Current Assets	—	50.7	1.1	5.1	—	56.9

Total Current Assets	(1.0)	1,144.4	(45.8)	34.0	(3.0)	1,128.6

Property, Plant and Equipment, Net	—	1,699.4	157.8	78.1	(0.2)	1,935.1
Investment in Consolidated Subsidiaries	526.2	68.7	4.1	107.9	(706.9)	—
Goodwill	—	1,230.6	(25.4)	(1.1)	0.7	1,204.8
Other Assets	—	705.8	1.4	7.4	—	714.6

Total Assets	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

LIABILITIES

Current Liabilities:

Short-Term Debt and Current Portion of Long-Term Debt	$—	$11.9	$—	$6.7	$—	$18.6
Accounts Payable	—	250.0	47.8	35.6	—	333.4
Other Accrued Liabilities	—	302.6	17.2	13.7	0.1	333.6

Total Current Liabilities	—	564.5	65.0	56.0	0.1	685.6

Long-Term Debt	—	3,165.2	—	—	—	3,165.2
Deferred Income Tax Liabilities	—	184.3	0.9	2.6	—	187.8
Other Noncurrent Liabilities	—	408.7	0.1	10.6	(0.1)	419.3

Total Liabilities	—	4,322.7	66.0	69.2	—	4,457.9

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	525.2	526.2	26.1	157.1	(709.4)	525.2

Total Liabilities and Shareholders’ Equity	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

	Three Months Ended September 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$850.9	$130.1	$110.2	$(37.0)	$1,054.2
Cost of Sales	—	726.4	116.4	102.0	(37.0)	907.8
Selling, General and Administrative	—	59.8	7.8	6.5	—	74.1
Research, Development and Engineering	—	0.9	0.7	0.1	—	1.7
Other Income, Net	—	(1.3)	(0.4)	(1.3)	—	(3.0)
Restructuring and Other Special Credits	—	(23.9)	—	—	—	(23.9)

Income from Operations	—	89.0	5.6	2.9	—	97.5
Interest (Expense) Income, Net	—	(53.0)	0.1	(0.4)	—	(53.3)
Loss on Early Extinguishment of Debt	—	(1.0)	—	—	—	(1.0)

Income before Income Taxes	—	35.0	5.7	2.5	—	43.2
Income Tax (Expense) Benefit	—	(8.8)	0.1	(1.6)	—	(10.3)

Income before Equity in Net Earnings of Affiliates	—	26.2	5.8	0.9	—	32.9
Equity in Net Earnings of Affiliates	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	33.2	7.0	(0.5)	—	(39.7)	—

Net Income (Loss)	$33.2	$33.2	$5.3	$1.2	$(39.7)	$33.2

	Three Months Ended September 30, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$597.3	$483.5	$116.2	$(31.3)	$1,165.7
Cost of Sales	—	522.7	419.0	105.6	(32.0)	1,015.3
Selling, General and Administrative	—	59.5	18.5	7.4	—	85.4
Research, Development and Engineering	—	1.9	—	0.2	—	2.1
Other Expense (Income), Net	—	4.7	(1.5)	(0.2)	—	3.0
Restructuring and Other Special Charges	—	7.4	—	—	—	7.4

Income from Operations	—	1.1	47.5	3.2	0.7	52.5
Interest (Expense) Income, Net	—	(56.4)	0.7	(1.7)	—	(57.4)

(Loss) Income before Income Taxes	—	(55.3)	48.2	1.5	0.7	(4.9)
Income Tax Expense	—	(5.0)	(3.1)	(0.9)	—	(9.0)

(Loss) Income before Equity In Net Earning of Affiliates	—	(60.3)	45.1	0.6	0.7	(13.9)
Equity in Net Earnings of Affiliates	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	(14.4)	46.8	0.6	—	(33.0)	—

(Loss) Income from Continuing Operations	(14.4)	(13.5)	45.7	1.0	(32.3)	(13.5)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	—	—	(0.9)

Net (Loss) Income	$(14.4)	$(14.4)	$45.7	$1.0	$(32.3)	$(14.4)

	Nine Months Ended September 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$2,521.5	$404.3	$296.7	$(105.3)	$3,117.2
Cost of Sales	—	2,173.3	362.8	274.4	(108.1)	2,702.4
Selling, General and Administrative	—	183.2	27.3	21.5	—	232.0
Research, Development and Engineering	—	3.3	1.8	0.2	—	5.3
Other Income, Net	—	(0.9)	(6.0)	(4.3)	—	(11.2)
Restructuring and Other Special Credits	—	(29.9)	—	—	—	(29.9)

Income from Operations	—	192.5	18.4	4.9	2.8	218.6
Interest (Expense) Income, Net	—	(156.7)	0.2	(1.5)	—	(158.0)
Loss on Early Extinguishment of Debt	—	(7.1)	—	—	—	(7.1)

Income before Income Taxes	—	28.7	18.6	3.4	2.8	53.5
Income Tax (Expense) Benefit	—	(25.7)	0.1	(4.1)	—	(29.7)

Income (Loss) before Equity in Net Earnings of Affiliates	—	3.0	18.7	(0.7)	2.8	23.8
Equity in Net Earnings of Affiliates	—	—	—	0.8	—	0.8
Equity in Net Earnings of Subsidiaries	24.6	21.6	1.5	—	(47.7)	—

Net Income (Loss)	$24.6	$24.6	$20.2	$0.1	$(44.9)	$24.6

	Nine Months Ended September 30, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,752.0	$1,061.2	$321.3	$(102.8)	$3,031.7
Cost of Sales	—	1,490.8	946.5	291.4	(102.0)	2,626.7
Selling, General and Administrative	—	119.0	77.1	22.6	—	218.7
Research, Development and Engineering	—	5.6	—	0.4	—	6.0
Other Expense (Income), Net	—	0.6	2.1	(1.1)	—	1.6
Restructuring and Other Special Charges	—	38.8	—	—	—	38.8

Income (Loss) from Operations	—	97.2	35.5	8.0	(0.8)	139.9
Interest (Expense) Income, Net	—	(155.0)	1.1	(3.3)	—	(157.2)

(Loss) Income before Income Taxes	—	(57.8)	36.6	4.7	(0.8)	(17.3)
Income Tax Expense	—	(14.9)	(7.3)	(2.8)	—	(25.0)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(72.7)	29.3	1.9	(0.8)	(42.3)
Equity in Net Earnings of Affiliates	—	—	—	1.2	—	1.2
Equity in Net Earnings of Subsidiaries	(42.0)	31.6	1.9	—	8.5	—

(Loss) Income from Continuing Operations	(42.0)	(41.1)	31.2	3.1	7.7	(41.1)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	—	—	(0.9)

Net (Loss) Income	$(42.0)	$(42.0)	$31.2	$3.1	$7.7	$(42.0)

	Nine Months Ended September 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$24.6	$24.6	$20.2	$0.1	$(44.9)	$24.6
Noncash Items Included in Net Income (Loss):
Depreciation and Amortization	—	202.6	17.9	7.5	—	228.0
Write-off of Debt Issuance Costs on Early Extinguishment of Debt	—	2.3	—	—	—	2.3
Deferred Income Taxes	—	23.8	4.1	—	—	27.9
Amount of Postemployment Expense Greater (Less) Than Funding	—	15.4	—	(2.3)	—	13.1
Amortization of Deferred Debt Issuance Costs	—	6.4	—	—	—	6.4
Equity in Subsidiaries	(24.6)	(21.6)	(1.5)	—	47.7	—
Other, Net	—	9.6	(1.2)	—	—	8.4
Changes in Operating Assets and Liabilities	—	26.9	(31.2)	17.9	(2.8)	10.8

Net Cash Provided by Operating Activities	—	290.0	8.3	23.2	—	321.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(85.6)	(5.0)	(5.7)	—	(96.3)
Proceeds from Sales of Assets, Net of Selling Costs	—	5.7	4.1	—	—	9.8
Other, Net	—	(1.2)	—	—	—	(1.2)

Net Cash Used in Investing Activities	—	(81.1)	(0.9)	(5.7)	—	(87.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	423.8	—	—	—	423.8
Payments of Debt	—	(425.3)	—	—	—	(425.3)
Borrowings under Revolving Credit Facilities	—	105.9	—	—	—	105.9
Payments on Revolving Credit Facilities	—	(249.1)	—	—	—	(249.1)
Debt Issuance Costs and Early Tender Premiums	—	(14.7)	—	—	—	(14.7)
Other, Net	—	—	—	(0.1)	—	(0.1)

Net Cash Used in Financing Activities	—	(159.4)	—	(0.1)	—	(159.5)

Effect of Exchange Rate Changes on Cash	—	—	—	0.3	—	0.3

Net Increase in Cash and Cash Equivalents	—	49.5	7.4	17.7	—	74.6
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$220.3	$(0.1)	$24.5	$—	$244.7

	Nine Months Ended September 30, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(42.0)	$(42.0)	$31.2	$3.1	$7.7	$(42.0)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	150.0	33.1	6.9	—	190.0
Deferred Income Taxes	—	14.6	6.9	(0.7)	—	20.8
Amount of Postemployment Expense Greater Than Funding	—	(38.2)	—	(0.4)	—	(38.6)
Amortization of Deferred Debt Issuance Costs	—	5.9	—	—	—	5.9
Equity in Subsidiaries	42.0	(31.6)	(1.9)	—	(8.5)	—
Other, Net	—	(5.1)	25.3	—	—	20.2
Changes in Operating Assets and Liabilities	—	(57.7)	(54.2)	(2.4)	0.8	(113.5)

Net Cash (Used in) Provided by Operating Activities	—	(4.1)	40.4	6.5	—	42.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(89.8)	(31.0)	(5.6)	—	(126.4)
Acquisition Costs Related to Altivity	—	(30.3)	—	—	—	(30.3)
Cash Acquired Related to Altivity	—	60.2	—	—	—	60.2
Proceeds from Sales of Assets, Net of Selling Costs	—	20.3	—	—	—	20.3
Other, Net	—	(4.6)	—	—	—	(4.6)

Net Cash Used in Investing Activities	—	(44.2)	(31.0)	(5.6)	—	(80.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,200.0	—	—	—	1,200.0
Payments of Debt	—	(1,195.6)	—	—	—	(1,195.6)
Borrowings under Revolving Credit Facilities	—	747.4	—	—	—	747.4
Payments on Revolving Credit Facilities	—	(544.5)	—	—	—	(544.5)
Debt Issuance Costs	—	(16.3)	—	—	—	(16.3)
Other, Net	—	—	—	(0.5)	—	(0.5)

Net Cash Provided by (Used in) Financing Activities	—	191.0	—	(0.5)	—	190.5

Effect of Exchange Rate Changes on Cash	—	—	—	(0.7)	—	(0.7)

Net Increase (Decrease) in Cash and Cash Equivalents	—	142.7	9.4	(0.3)	—	151.8
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	9.2	—	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$142.8	$9.4	$8.9	$—	$161.1

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
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft paperboard (“CUK board”) and coated-recycled paperboard (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Although the Company is currently experiencing some deflation with certain input costs, its cost of goods sold during the first nine months of 2009 reflects the higher cost associated with the inventory on hand at December 31, 2008. Inflation increased costs in the first nine months of 2009 by $3.8 million, compared to the first nine months of 2008. The 2009 costs are primarily related to labor and related benefits ($21.5 million); the December 31, 2008 inventory sold during the first quarter of 2009 ($19.5 million); and outside board purchases ($16.2 million). These costs were partially offset by other lower costs ($53.4 million), primarily due to lower costs for secondary fiber, energy, chemical based inputs, and wood.

As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 73% and 33% of its expected natural gas usage for the remainder of 2009 and 2010, respectively. The Company believes that the deflation it has experienced with certain input costs in the first nine months of 2009 will benefit results in 2009, although inflationary pressures, including higher costs for labor and related benefits and purchased board, will most likely continue to negatively impact its results for 2009. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur.
Substantial Debt Obligations. The Company has $3,038.8 million of outstanding debt obligations as of September 30, 2009. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with a consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first nine months of 2009, the Company achieved $43.1 million in cost savings as compared to the first nine months of 2008, through its continuous improvement programs and manufacturing initiatives.
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

OVERVIEW OF 2009 RESULTS
•
Net Sales in the third quarter of 2009 decreased by $111.5 million, or 9.6%, to $1,054.2 million from $1,165.7 million in the third quarter of 2008 due to lower volume and pricing across all segments, including the impact of the divested businesses of $28.1 million and unfavorable changes in currency exchange rates in Europe.

•
Income from Operations in the third quarter of 2009 increased by $45.0 million, or 85.7%, to $97.5 million from $52.5 million in the third quarter of 2008. The increase was due to cost savings through continuous improvement and synergy programs, a $38.5 million alternative fuel tax credit, net of expenses, and the deflation of certain input costs. These increases were partially offset by the lower volume and pricing, higher unabsorbed fixed costs and merger-related, pension and depreciation expenses. Higher costs also resulted from the timing of the maintenance outage at the Macon mill.

•
The Company burns alternative fuel mixtures at its West Monroe and Macon mills in order to produce energy and recover chemicals. The U.S. Internal Revenue Code allows an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company has submitted refund claims totaling $103.8 million based on fuel usage at the two mills from mid-January 2009 through September 30, 2009. The Company received refunds totaling $97.2 million through the end of the third quarter. The impact of the tax credit is included in Restructuring and Other Special (Credits) Charges in the amount of $38.5 million and $93.8 million for the three and nine months ended September 30, 2009, respectively, and is included in Corporate for segment reporting purposes. The excise tax credit is currently scheduled to expire on December 31, 2009.

RESULTS OF OPERATIONS
The Company’s results of operations and cash flows for the three and nine months ended September 30, 2008 include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through September 30, 2008.
Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging. Prior year segment results have been reclassified for the allocation of certain corporate costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2009	2008	2009	2008

NET SALES:
Paperboard Packaging	$886.2	$946.9	$2,605.9	$2,532.5
Multi-wall Bag	117.5	145.3	357.6	338.8
Specialty Packaging	50.5	73.5	153.7	160.4

Total	$1,054.2	$1,165.7	$3,117.2	$3,031.7

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$90.8	$70.2	$232.2	$191.4
Multi-wall Bag	1.8	10.1	3.2	20.0
Specialty Packaging	—	5.6	6.1	8.6
Corporate	4.9	(33.4)	(22.9)	(80.1)

Total	$97.5	$52.5	$218.6	$139.9

THIRD QUARTER 2009 COMPARED WITH THIRD QUARTER 2008
Net Sales

	Three Months Ended September 30,
				Percent
In millions	2009	2008	Decrease	Change

Paperboard Packaging	$886.2	$946.9	$(60.7)	(6.4%)
Multi-wall Bag	117.5	145.3	(27.8)	(19.1%)
Specialty Packaging	50.5	73.5	(23.0)	(31.3%)

Total	$1,054.2	$1,165.7	$(111.5)	(9.6%)

The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2008	Price	Volume/Mix		Exchange	Total	2009
			Divested
			Businesses	Organic
Paperboard Packaging	$946.9	$(2.4)	$(18.5)	$(36.7)	$(3.1)	$(60.7)	$886.2
Multi-wall Bag	145.3	(6.8)	(2.8)	(18.2)	—	(27.8)	117.5
Specialty Packaging	73.5	(3.8)	(6.8)	(12.0)	(0.4)	(23.0)	50.5

Total	$1,165.7	$(13.0)	$(28.1)	$(66.9)	$(3.5)	$(111.5)	$1,054.2

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the third quarter of 2009 decreased by $60.7 million, or 6.4% to $886.2 million from $946.9 million in the third quarter of 2008 due to lower sales volume for consumer products and containerboard, the impact of the two coated-recycled board mills divested in September 2008 as well as lower pricing primarily for containerboard and CRB. The lower consumer products sales were due to a decision to exit lower margin business, as well as the continuing impact of general market conditions in which volume has remained steady in staples (e.g., dry mixes, cereal, pizza) and was down in discretionary items (e.g., candy, eating out). The lower containerboard and CRB pricing was partially offset by improved pricing in folding carton as a result of negotiated inflationary cost pass throughs and other contractual increases. Beverage volumes continue to be strong in the sub-premium beer market but remain down in soft drink. Also negatively impacting the quarter were unfavorable currency exchange rate changes in Europe, Mexico and Australia, partially offset by favorable changes in currency exchange rates in Japan.
Multi-wall Bag
The Company’s third quarter Net Sales from multi-wall bag decreased by $27.8 million as a result of lower volume due to market declines in the building products, chemicals, minerals, and agriculture and food industries. Also contributing to the decrease was lower pricing due to negotiated deflationary pass throughs.
Specialty Packaging
The Company’s third quarter Net Sales from specialty packaging decreased by $23.0 million as a result of lower volume due to market declines in the building products, chemicals, and food and pharmaceutical industries, the impact of the divested business and lower pricing.

Income (Loss) from Operations

	Three Months Ended September 30,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$90.8	$70.2	$20.6	29.3%
Multi-wall Bag	1.8	10.1	(8.3)	(82.2)%
Specialty Packaging	—	5.6	(5.6)	(100.0)%
Corporate	4.9	(33.4)	38.3	N.M. (a)

Total	$97.5	$52.5	$45.0	85.7%

Note:
(a)	Percentage calculation not meaningful.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2008	Price	Volume/Mix		Inflation	Exchange	Other(a)	Total	2009

			Acquisition	Organic
Paperboard Packaging	$70.2	$(2.4)	$—	$(6.4)	$22.5	$0.6	$6.3	$20.6	$90.8
Multi-wall Bag	10.1	(6.8)	—	(1.8)	2.9	—	(2.6)	(8.3)	1.8
Specialty Packaging	5.6	(3.8)	—	(3.2)	3.1	0.3	(2.0)	(5.6)	—
Corporate	(33.4)	—	—	—	—	4.9	33.4	38.3	4.9

Total	$52.5	$(13.0)	$—	$(11.4)	$28.5	$5.8	$35.1	$45.0	$97.5

Note:
(a)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the third quarter of 2009 increased by $20.6 million or 29.3% to $90.8 million from $70.2 million in the third quarter of 2008 primarily as a result of cost savings and synergies as well as the deflation of certain input costs. The deflation was primarily related to energy ($13.9 million); chemical based inputs ($8.1 million); secondary fiber ($7.7 million); wood ($4.6 million); and freight ($2.3 million); partially offset by other higher costs ($14.1 million), primarily due to labor and related benefits, primarily pension expense, and outside board purchases. The quarter was also negatively impacted by higher unabsorbed fixed costs due to downtime for inventory control; higher depreciation expense, including accelerated depreciation related to assets that will be removed from service before the end of their originally estimated useful lives due to facility closures; expenses related to the maintenance outage at the Macon mill; and the lower volume and pricing.
Multi-wall Bag
The Company’s third quarter 2009 Income from Operations from multi-wall bag decreased by $8.3 million as a result of the lower pricing and volume, higher unabsorbed fixed costs due to downtime for inventory control and higher expenses primarily related to work force reduction. These decreases were partially offset by lower raw material costs, primarily for chemical based inputs.
Specialty Packaging
The Company’s third quarter 2009 Income from Operations from specialty packaging decreased by $5.6 million as a result of the lower pricing and volume as well as higher expenses primarily related to work force reduction. These decreases were partially offset by lower costs, primarily for chemical based inputs.
Corporate
The Company’s Income from Operations from corporate in the third quarter of 2009 was $4.9 million. This compares to a $33.4 million Loss from Operations in the third quarter of 2008. The improvement resulted primarily from the alternative fuel tax credit net of expenses, of $38.5 million and favorable changes in foreign currency exchange rates, primarily in Europe resulting from the Company’s loans to certain foreign affiliates as well as its forward exchange contracts. These increases were partially offset by higher merger related expenses of $7.5 million as well as slightly higher costs related to incentives and other general corporate costs.
FIRST NINE MONTHS OF 2009 COMPARED WITH FIRST NINE MONTHS OF 2008
Net Sales

	Nine Months Ended September 30,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$2,605.9	$2,532.5	$73.4	2.9%
Multi-wall Bag	357.6	338.8	18.8	5.5%
Specialty Packaging	153.7	160.4	(6.7)	(4.2)%

Total	$3,117.2	$3,031.7	$85.5	2.8%

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2008	Price	Volume/Mix			Exchange	Total	2009

			Divested Businesses	Acquisition	Organic
Paperboard Packaging	$2,532.5	$23.4	$(55.5)	$209.3	$(81.0)	$(22.8)	$73.4	$2,605.9
Multi-wall Bag	338.8	(7.8)	(2.8)	80.0	(50.6)	—	18.8	357.6
Specialty Packaging	160.4	(6.5)	(9.9)	42.0	(31.6)	(0.7)	(6.7)	153.7

Total	$3,031.7	$9.1	$(68.2)	$331.3	$(163.2)	$(23.5)	$85.5	$3,117.2

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first nine months of 2009 increased by $73.4 million, or 2.9%, to $2,605.9 million from $2,532.5 million in the first nine months of 2008 as a result of the Altivity Transaction, improved pricing and higher volume/mix in beverage. This was partially offset due to lower sales volume in consumer products, containerboard and European open market, and the impact of the two coated-recycled board mills divested in September 2008. The lower consumer products sales were due to a decision to exit lower margin business as well as the general market conditions in which volume has remained steady in staples (e.g., dry mixes, cereal, pizza) and continues to be down in discretionary items (e.g., candy, eating out). The corrugated medium machine at the West Monroe mill was down for 36 days during the first six months of 2009 due to softness in that market. Unfavorable currency exchange rate changes also negatively impacted Net Sales.
Multi-wall Bag
The Company’s Net Sales from multi-wall bag in the first nine months of 2009 increased by $18.8 million as a result the Altivity Transaction, partially offset by lower volume due to market declines in the building products, chemicals, minerals, and agriculture and food industries as well as the impact of the divested business. Also contributing to the decrease was lower pricing due to negotiated deflationary pass throughs.
Specialty Packaging
The Company’s Net Sales from specialty packaging in the first nine months of 2009 decreased by $6.7 million as a result of the lower volume due to market declines in the building products, chemicals, and food and pharmaceutical industries as well as the impact of the divested business. Also contributing to the decrease was lower pricing due to negotiated deflationary pass throughs. These decreases were partially offset by the Altivity Transaction.

Income (Loss) from Operations

	Nine Months Ended September 30,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$232.2	$191.4	$40.8	21.3%
Multi-wall Bag	3.2	20.0	(16.8)	(84.0)%
Specialty Packaging	6.1	8.6	(2.5)	(29.1)%
Corporate	(22.9)	(80.1)	57.2	N.M. (a)

Total	$218.6	$139.9	$78.7	56.3%

Note:
(a)	Percentage calculation not meaningful.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2008	Price	Volume/Mix		Inflation	Exchange	Other(a)	Total	2009

			Acquisition	Organic
Paperboard Packaging	$191.4	$23.4	$19.5	$(17.0)	$(15.4)	$(2.1)	$32.4	$40.8	$232.2
Multi-wall Bag	20.0	(7.8)	1.1	(5.3)	4.4	—	(9.2)	(16.8)	3.2
Specialty Packaging	8.6	(6.5)	2.3	(7.2)	7.2	1.3	0.4	(2.5)	6.1
Corporate	(80.1)	—	24.4	—	—	6.8	26.0	57.2	(22.9)

Total	$139.9	$9.1	$47.3	$(29.5)	$(3.8)	$6.0	$49.6	$78.7	$218.6

Note:
(a)	Includes the benefits from the Company’s cost reduction initiatives.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first nine months of 2009 increased by $40.8 million or 21.3% to $232.2 million from $191.4 million in the first nine months of 2008 as a result of cost savings and synergies, the improved pricing and the Altivity Transaction. These increases were partially offset by the lower volume, higher inflation and depreciation expense, higher unabsorbed fixed costs including the 36 days of downtime related to the corrugated medium machine and the impact of the divested mills, and costs associated with the closure of the Company’s plant in Grenoble, France. The inflation was primarily related to labor and related benefits, primarily pension expense, ($21.0 million); the December 31, 2008 inventory sold during the first quarter of 2009 ($19.5 million); and outside board purchases ($17.7 million); partially offset by other lower costs ($42.8 million), primarily due to lower costs for secondary fiber, energy and wood.
Multi-wall Bag
The Company’s Income from Operations from multi-wall bag in the first nine months of 2009 decreased by $16.8 million as a result of the lower pricing and volume, higher fixed cost absorption due to downtime for inventory control and higher expenses primarily related to work force reductions, which was partially offset by the Altivity Transaction and lower costs, primarily for chemical based inputs.
Specialty Packaging
The Company’s Income from Operations from specialty packaging in the first nine months of 2009 decreased by $2.5 million as a result of lower volume and pricing. These decreases were offset by lower costs, primarily for chemical based inputs, the Altivity Transaction and the gain on the sale of the ink business.

Corporate
The Company’s Loss from Operations from corporate in the first nine months of 2009 was $22.9 million compared to $80.1 million in the first nine months of 2008. The improvement resulted primarily from the alternative fuel tax credit net of expenses, of $93.8 million. These increases were partially offset by higher merger related expenses of $34.7 million, including a $19.4 million noncash charge related to excess maintenance, repair and overhaul (“MRO”) inventory, and higher incentive expense. As part of the integration strategy, control over MRO inventory was centralized and the current on hand/replenishment strategy was reviewed. As a result of the review, the Company determined that $19.4 million of inventory on hand was excess and recorded a noncash charge. The first nine months of 2008 included $24.4 million of expense related to the step-up in inventory basis to fair value, partially offset by a favorable $10.4 million mark-to-market adjustment for an interest rate swap.
INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Expense
Interest Expense was $158.3 million and $158.2 million in the first nine months of 2009 and 2008, respectively. Year over year Interest Expense was relatively flat because the additional debt acquired as part of the Altivity Transaction has been offset by the lower interest rates on the unhedged portion of the Company’s debt. As of September 30, 2009, approximately 14% of the Company’s total debt was subject to floating interest rates.
Income Tax Expense
During the first nine months of 2009, the Company recognized Income Tax Expense of $29.7 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $53.5 million. During the first nine months of 2008, the Company recognized Income Tax Expense of $25.0 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $17.3 million. Income Tax Expense for the first nine months of 2009 and 2008 was primarily due to the noncash expense of $23.8 million and $21.5 million, respectively, associated with the amortization of goodwill for tax purposes. The Company has approximately $1.4 billion of net operating loss carryforwards for U.S. federal income tax purposes, which may be used to offset taxable income.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.8 million and $1.2 million in the first nine months of 2009 and 2008, respectively, and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
Cash Flows

	Nine Months Ended
	September 30,
In millions	2009	2008

Net Cash Provided by Operating Activities	$321.5	$42.8
Net Cash Used in Investing Activities	(87.7)	(80.8)
Net Cash (Used in) Provided by Financing Activities	(159.5)	190.5
Net cash provided by operating activities in the first nine months of 2009 totaled $321.5 million, compared to $42.8 million in the first nine months of 2008. The increase was primarily due to the alternative fuel tax credit of $97.2 million, improved working capital of $124.3 million primarily as a result of lower inventory levels, lower postemployment contributions of $21.2 million, and higher net income when adjusted for noncash items such as depreciation and amortization, and in 2008, the $24.4 million inventory step-up related to Altivity, partially offset by the $10.4 million favorable mark-to-market adjustment for an interest rate swap in the prior year period.
Net cash used in investing activities in the first nine months of 2009 totaled $87.7 million, compared to $80.8 million in the first nine months of 2008. This increase was due primarily to the Altivity Transaction in which the Company acquired $60.2 million of cash and higher proceeds from the sales of assets in 2008, which was partially offset by $30.3 million in acquisition costs in 2008. This increase was partially offset by lower capital spending in 2009.
Net cash used in financing activities in 2009 totaled $159.5 million, compared to $190.5 million provided by financing activities in the first nine months of 2008. This change was primarily due to the repayment in 2009 of funds borrowed under the Company’s revolving credit facilities in 2008 when the credit and securities markets were more volatile and the Company felt it necessary to maintain sufficient cash to meet any foreseeable liquidity needs.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company’s 9.5% Senior Notes due 2017 and 9.5% Senior Subordinated Notes due 2013 (the “Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.
Covenant Restrictions
The Credit Agreement dated May 15, 2007, as amended (the “Credit Agreement”) and the indentures governing the Notes limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company and recent disruptions in the credit markets, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
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
         At September 30, 2009, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
               Consolidated Secured Leverage Ratio — 3.44 to 1.00
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
The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended September 30, 2009 are listed below:

Twelve Months Ended
In millions	September 30, 2009

Pro Forma Net Loss	$(33.1)
Income Tax Expense	39.1
Interest Expense, Net	216.2
Depreciation and Amortization	302.3
Dividends Received, Net of Earnings of Equity Affiliates	0.6
Non-Cash Provisions for Reserves for Discontinued Operations	0.3
Other Non-Cash Charges	49.6
Merger Related Expenses	50.4
Losses Associated with Sale/Write-Down of Assets	36.8
Other Non-Recurring/Extraordinary/Unusual Items	(86.3)
Projected Run Rate Cost Savings (a)	57.6

Credit Agreement EBITDA	$633.5

As of
In millions	September 30, 2009

Short-Term Debt	$29.2
Long-Term Debt	3,009.6

Total Debt	$3,038.8
Less Adjustments (b)	856.5

Consolidated Secured Indebtedness	$2,182.3

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

As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $57.6 million, or ten percent of EBITDA, as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended September 30, 2009. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)
Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) Permitted Subordinated Indebtedness as defined in the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

If inflationary pressures on key inputs resume, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenant in its Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.
Capital Investment
The Company’s capital investment in the first nine months of 2009 was $96.3 million compared to $126.4 million (including $28.2 million for Altivity) in the first nine months of 2008. During the first nine months of 2009, the Company had capital spending of $73.7 million for improving process capabilities, $16.7 million for capital spares, $5.7 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.
Goodwill
During the quarter ended September 30, 2009, the Company concluded that an interim goodwill impairment analysis was not required as there were no events or changes in circumstances that would suggest that the fair value of a reporting unit would no longer exceed its carrying amount.
The Company could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A. in the Company’s 2008 Annual Report on Form 10-K and thus could incur future goodwill impairment charges.
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

The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s 2008 Annual Report on Form 10-K.
NEW ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements impacting the Company, see Note 1 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
BUSINESS OUTLOOK
The Company believes that the deflation it has experienced with certain input costs in the first nine months of 2009 will benefit results in 2009. The Company expects to realize approximately $110 million in year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects and synergies.
Total capital investment for 2009 is expected to be approximately $150 million and is expected to relate principally to the Company’s process capability improvements and maintaining compliance with environmental laws and regulations (approximately $124 million), acquiring capital spares (approximately $18 million), and producing packaging machinery (approximately $8 million).
The Company also expects the following in 2009:
•	Depreciation and amortization between $300 million and $320 million.

•	Interest expense of $210 million to $220 million, including $8.7 million of noncash interest expense associated with amortization of debt issuance costs and the original issuance discount.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s 2008 Annual Report on Form 10-K. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2009. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 10 in Notes to Consolidated Financial Statements in GPHC’s 2008 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in GPHC’s 2008 Form 10-K.
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
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	November 5, 2009

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2009

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 5, 2009