Form 10-K
period 2009-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2010-02-23
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2009 was $142.5 million.

As of February 19, 2010 there were approximately 343,247,088 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding the effect of deflation of certain input costs, price increases for coated paperboard and cartons, cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, debt reduction and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could limit the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained herein under “Item 1A., Risk Factors.”

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing packaging solutions that improve the world in which we live. The Company is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. Additionally, the Company is the largest U.S. producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled boxboard and multi-wall bags.

The Company’s customers include some of the world’s most widely recognized companies and well-known brands and they generally hold prominent market positions in the beverage, food and other consumer products industries. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, proprietary carton and packaging designs, and its commitment to customer service.

On March 10, 2008, the businesses of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC (“Altivity”) were combined through a series of transactions. A new publicly-traded parent company, GPHC, was formed and all of the equity interests in Bluegrass Container Holdings, LLC (“BCH”), Altivity’s parent company, were contributed to GPHC in exchange for shares of GPHC’s common stock. Subsequently, all of the equity interests in BCH were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. (“GPII”). Together, these transactions are referred to herein as the “Altivity Transaction.” For additional information on the Altivity Transaction, see Note 4 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

GPHC was incorporated on June 21, 2007 under the laws of the State of Delaware, under the name New Giant Corporation. GPHC did not conduct any material activities until after the closing of the Altivity Transaction.

Products

The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging. As a result of the Altivity Transaction, the Company’s business segments were revised and the segment disclosures for 2007 results were reclassified. The Company operates in four geographic areas: the United States (“U.S.”)/Canada, Central/South America, Europe and Asia Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 18 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Paperboard Packaging

The Company’s paperboard packaging products deliver marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery, dispensing of product and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness and wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases as well as enhanced microwave heating performance.

The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, energy drinks, water and juices;

•	food, including cereal, desserts, frozen, refrigerated and microwavable foods and pet foods;

•	prepared foods, including snacks, quick-serve foods for restaurants and food service products; and

•	household products, including dishwasher and laundry detergent, health care and beauty aids, and tissues and papers.

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

Convenience Packaging.  These packaging solutions improve package usage and food preparation:

•	beverage multiple-packaging — Multi-packs for beer, soft drinks, energy drinks, water and juices;

•	active microwave technologies — Substrates that improve the preparation of foods in the microwave; and

•	easy opening and closing features — Pour spouts and sealable liners.

Barrier Packaging.  The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors.

The Company produces paperboard at its mills; prints, cuts and glues (“converts”) the paperboard into folding cartons at its converting plants; and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company also installs its packaging machines at customer plants and provides support, service and advanced performance monitoring of the machines.

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its coated unbleached kraft (“CUK”), coated-recycled board (“CRB”) and uncoated-recycled board (“URB”), as well as other grades of paperboard that are purchased from third-party suppliers.

Below is the paperboard production at each of the Company’s mills during 2009:

			2009 Net Tons
Location	Product	# of Machines	Produced

West Monroe, LA	CUK	2	724,000
Macon, GA	CUK	2	576,000
Kalamazoo, MI	CRB	2	419,000
Battle Creek, MI	CRB	2	162,000
Middletown, OH	CRB	1	156,000
Santa Clara, CA	CRB	1	134,000
Pekin, IL	URB	1	38,000
West Monroe, LA	Containerboard	2	159,000

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of its low-cost converting strategy. In 2009, excluding containerboard, 82% of mill production was consumed internally.

CUK Production.  The Company is the larger of two worldwide producers of CUK. CUK is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications.

CRB Production.  The Company is the largest domestic producer of CRB. CRB is manufactured entirely from recycled fibers, primarily old corrugated containers (“OCC”), doubled-lined kraft cuttings from corrugated box plants (“DLK”), old newspapers (“ONP”), and box cuttings. The recycled fibers are re-pulped, formed on paper machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics.

URB Production.  URB is an uncoated 100% recycled paperboard used in the manufacture of chipboard for folding cartons, gift boxes, trays and file folders, and tube stock for manufacture of tubes, cores, cans and composite containers.

Containerboard.  The Company manufactures corrugated medium and kraft paper for sale in the open market. Corrugated medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks.

The Company converts CUK and CRB, as well as other grades of paperboard, into cartons at converting plants the Company operates in various locations across North America and internationally, converting plants associated with its joint ventures in Japan and China, contract converters and at licensees outside the U.S. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications.

Multi-wall Bag

The Company’s multi-wall bag business is the leading supplier of multi-wall bags in North America. This business has traditionally provided packaging for low-cost, bulk-type commodity products. However, with the continuing evolution of materials management, bag construction, and distribution systems, the Company has gained access to end-markets in which higher-value products are now being packaged in multi-wall bags. Key end-markets include food and agriculture, building materials, chemicals, minerals and pet food.

The Company’s multi-wall bag facilities are strategically located throughout the U.S., allowing it to provide a high level of service to customers, minimize freight and logistics costs, improve order turnaround times and improve supply chain reliability.

Specialty Packaging

The Company’s specialty packaging business includes flexible packaging and labels.

The Company’s flexible packaging business operates modern and technologically competitive manufacturing plants in North America and has an established position in end-markets for food products, pharmaceutical and medical products, personal care, industrial, pet food and pet care products. Products include retort pouches (such as meals ready to go), medical test kits, multi-layer laminations for hard-to-hold products (such as iodine), batch inclusion bags and film, shingle wrap and plastic bags and films for building materials (such as ready-mix concrete). Approximately 17% of the plastics produced are consumed internally.

The Company’s label business focuses on heat transfer labels and lithographic labels and provides customers with high-quality labels utilizing multiple technology applications. The Company operates dedicated label plants which produce labels for food, beverage, pharmaceutical, automotive, household and industrial products, detergents, and the health and beauty markets.

Joint Ventures

The Company is a party to joint ventures with Rengo Riverwood Packaging, Ltd. (in Japan) and Graphic Hung Hing Packaging Ltd. (in China), in which it holds a 50% and 60% ownership interest, respectively. The joint venture agreements cover CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its paperboard and paperboard-based products principally to multinational beverage, food, and other well-recognized consumer product companies. The multinational beverage companies include Anheuser-Busch InBev, MillerCoors Brewing Company, PepsiCo and The Coca-Cola Company. Non-beverage consumer product customers include Kraft Foods, Inc., General Mills, Inc., Nestlé Group, Kellogg Company, HAVI Global Solutions, and Kimberly-Clark Corporation, among others. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Distribution of the Company’s principal products is primarily accomplished through direct sales offices in the U.S., Australia, Brazil, China, Germany, Italy, Japan, Mexico, Spain and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2009, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. There are only two major CUK producers in the U.S., MeadWestvaco Corporation and the Company.

In beverage packaging, cartons made from CUK compete with substitutes such as plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging are typically priced lower than CUK, the Company believes that cartons made from CUK offer advantages over these materials in areas such as distribution, high-quality graphics, carton designs, package performance, package line speed, environmental friendliness and design flexibility.

In non-beverage consumer packaging, the Company’s paperboard also competes with MeadWestvaco’s CUK, as well as CRB and solid bleached sulfate (“SBS”) from numerous competitors, and internationally, folding boxboard and white-lined chip. CUK and CRB have generally been priced in a range that is lower than SBS board. There are a large number of producers in the paperboard markets. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

The Company’s multi-wall bag business competes with a small number of large competitors. Additionally, the Company faces increasing competition from products imported primarily from Asia.

The U.S. specialty packaging industry is highly fragmented, comprised of over 500 companies operating 800 converting facilities. Participants range from small, private companies to multinational firms.

Raw Materials

Paperboard Packaging

The paperboard packaging produced by the Company comes from pine trees. Pine pulpwood, paper and recycled fibers (including DLK and OCC) and energy used in the manufacture of paperboard, as well as poly sheeting, plastic resins and various chemicals used in the coating of paperboard, represent the largest components of the Company’s variable costs of paperboard production.

For its West Monroe, LA and Macon, GA mills, the Company relies on private landowners and the open market for all of its pine pulpwood and recycled fiber requirements, supplemented by CUK clippings that are obtained from its converting operations. The Company believes that adequate supplies from both private landowners and open market fiber currently are available to meet its fiber needs at these mills.

The Kalamazoo, MI mill produces coated 100% recycled paperboard made primarily from OCC, ONP, and boxboard clippings. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company has many sources for its fiber requirements and believes that the supply is adequate to satisfy its needs.

The coated- and uncoated-recycled board produced at the Battle Creek, MI; Middletown, OH; Santa Clara, CA; and Pekin, IL mills is made from 100% recycled fiber. The Company procures its recycled fiber from both a large national corporation and local independent fiber suppliers. The internalization of the Company’s recycled fiber procurement function enables the Company to attain the lowest market price for its recycled fiber given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS. The Company purchases such paperboard requirements, including additional CRB and URB, from outside vendors. The majority of external board purchases are acquired through long term arrangements with other major industry suppliers.

Multi-wall Bag

The multi-wall bag operations use a combination of natural kraft, high performance, bleached, metallic and clay-coated papers in its converting operations. The paper is supplied directly through North American paper mills, under supply agreements that are typically reviewed annually.

Specialty Packaging

The flexible packaging group currently purchases the majority of its primary raw material of polyethylene resins or additives from a number of major industry suppliers. Other key material purchases include various films, aluminum foil, inks and adhesives that are secured through a variety of agreements, generally with terms of one to six years.

The label group purchases its primary raw materials, which include heat transfer papers and coated one-side and two-side papers, from a limited number of suppliers. In addition, the group purchases wet strength and metalized paper for specific, niche label applications and shrink sleeve film substrates through a variety of agreements, generally with terms of one to six years.

Energy

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements, primarily at its U.S. mills. The Company’s hedging program for natural gas is discussed in Note 10 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2009 or 2008.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to the beverage, folding carton, housing and construction markets.

Research and Development

The Company’s research and development staff works directly with its sales and marketing personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet customer needs. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products; reducing production costs; enhancing the heat-managing characteristics of food packaging; and refining packaging appearance through new printing techniques and materials.

Sustainability represents one of the strongest trends in the packaging industry. The Company’s strategy is to combine sustainability with innovation to create new solutions for its customers. The Company’s goal is that over the next three years, 75% of the Company’s new product sales will come from more sustainable packaging solutions.

For more information on research and development expenses see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2009, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,300 U.S. and foreign patents, with more than 900 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, microwave packaging technology, barrier protection packaging, multi-wall packaging and manufacturing methods. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Cap-Sac®, DI-NA-CAL®, Fridge Vendor®, IntegraPaktm, Kitchen Master®, Micro Flex® Q, MicroRite®, Peel Pak®, Quilt Wavetm, Quick Crisp®, Soni-Lok®, Soni-Seal®, The Yard Master®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

Culture and Employees

The Company’s corporate vision — to provide packaging solutions that improve the world in which we live — and values of respect, integrity, relationships, teamwork and accountability guide employee behavior, expectations and relations. In 2009, the Company completed its second company-wide culture survey, in which 80% of employees participated. The survey is part of the Company’s ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company. This effort is in line with the Company’s focus on continuous improvement utilizing processes like Lean Sigma and Six Sigma.

As of December 31, 2009, the Company had approximately 13,100 employees worldwide (excluding employees of joint ventures), of which approximately 51% were represented by labor unions and covered by collective bargaining agreements. As of December 31, 2009, approximately 200 of the Company’s employees were working under an expired contract, which is currently being negotiated, and 1,600 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Environmental Matters

The Company is subject to federal, state and local environmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Available Information

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

As of December 31, 2009, the Company had an aggregate principal amount of $2,800.2 million of outstanding debt. Because of the Company’s substantial debt, the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future. The Company is also exposed to the risk of increased interest costs because approximately $181 million of its debt is at variable rates of interest. A significant portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for other purposes. In 2010, the Company estimates it will pay between $170 million and $190 million in interest on its outstanding debt obligations.

Additionally, the Company’s Credit Agreement dated May 16, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017 and 9.5% Senior Subordinated Notes due 2013 (the “Indentures”) contain covenants that prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with these covenants will depend on its ongoing financial and operating performance.

The substantial debt and the restrictions under the Credit Agreement and the Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The material outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

The Company’s reliance on a large number of financial institutions for a significant portion of its cash requirements could adversely affect the Company’s liquidity and cash flow.

The Company has exposure to many companies in the financial services industry, particularly commercial and investment banks that participate in its revolving credit facilities and that are counterparties to the Company’s interest rate swaps and natural gas and currency hedges. The failure of these financial institutions, or their inability or unwillingness to fund the Company’s revolving credit facility or fulfill their obligations under swaps and hedges, could have a material adverse effect on the Company’s liquidity position and cash flow.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Company’s financial results.

Limitations in the availability of — and increases in — the costs of raw materials, including petroleum-based materials, energy, wood, transportation and other necessary goods and services, could have an adverse effect on the Company’s financial results. The Company is also limited in its ability to pass along such cost increases to customers, due to contractual provisions and competitive reasons.

There is no guarantee that the Company’s efforts to reduce costs, or to maintain current level run rates for realized cost synergies and operating efficiencies, will be successful.

The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. In addition, the Company has accelerated and achieved cost synergies and operating efficiencies resulting from the Altivity Transaction sooner than expected. The Company’s ability to implement successfully its business strategies and to realize anticipated savings, in addition to maintaining current level run rates for these cost synergies and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans, or maintain current level run rates for realized cost synergies and operating efficiencies, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.

If a material percentage of the ownership interests in the Company’s stockholders who own five percent or more of the Company’s common stock are sold or transferred, the Company’s ability to use its net operating losses to offset its future taxable income may be limited under Section 382 of the Internal Revenue Code.

As of December 31, 2009, the Company had approximately $1.3 billion of net operating losses (“NOLs”) available to offset future income for U.S. federal tax liability purposes. The Company’s ability to use such NOLs to offset income can be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change occurs whenever the aggregate percentage of the Company’s common stock owned directly or indirectly by its stockholders who own five percent or more of the Company’s common stock (“Significant Stockholders”) increases by more than 50 percentage points over the lowest aggregate percentage of the Company’s common stock owned directly or indirectly by such Significant Stockholders at any time during the preceding three years. In addition, under certain circumstances, issuances, sales or other dispositions or acquisitions of the ownership interests in the Company’s Significant Stockholders can be deemed an ownership change for the Company.

Although the Stockholders Agreement dated as of July 7, 2007 among the Company, the Coors family trusts and foundation, Clayton, Dubilier & Rice Fund V Limited Partnership, Old Town, S.A. (formerly known as EXOR Group, S.A.), Field Holdings, Inc., and certain affiliates of TPG Capital L.P. contains certain restrictions and limitations on purchasing additional shares of the Company’s common stock or selling the shares of the Company’s common stock owned by such Significant Stockholders as of the date of the agreement, the Company has little control over changes in the ownership interests of such Significant Stockholders.

If an ownership change occurs, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred NOLs that may be used to offset taxable income in future years. As a result, the Company’s tax liability for such years could increase significantly. The magnitude of the annual limitation on the use of deferred tax assets and the effect of such limitation on the Company is difficult to assess and depends in part on the market value of the Company at the time of the ownership change and prevailing interest rates.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact the Company’s financial condition and results of operations.

Approximately 51% of the Company’s workforce is represented by labor unions, whose goals and objectives may differ significantly from the Company’s. The Company may not be able to successfully negotiate new union contracts covering the employees at its various sites without work stoppages or labor difficulties. These events may also occur as a result of other factors. A prolonged disruption at any of the Company’s facilities due to work stoppages or labor difficulties could have a material adverse effect on its net sales, margins and cash flows. In addition, if new union contracts contain significant increases in wages or other benefits, the Company’s margins would be adversely impacted.

The Company may not be able to adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company’s future success and competitive position depend in part upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Cap-Sac, DI-NA-CAL, Fridge Vendor, IntegraPak, Kitchen Master, MicroFlex Q, MicroRite, Peel Pak, Quilt Wave, Qwik Crisp, Soni-Lok, Soni-Seal, The Yard Master and Z-Flute technologies. Failure to protect the Company’s existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies’ intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company’s technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

Competition for sales of the Company’s products could have an adverse effect on the Company’s financial results.

The Company competes with other manufacturers, both domestically and internationally. The Company’s products also compete with other manufacturers’ CUK board and other substrates, SBS and recycled clay-coated news (“CCN”). Substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. Additionally, the Company cannot currently assess the impact that future emission standards, climate control initiatives and enforcement practices will have on the Company’s operations and capital expenditure requirements. Environmental liabilities and obligations may result in significant costs, which could negatively impact the Company’s financial position, results of operations or cash flows. See Note 15 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

The Company’s working capital, cash flow and profitability could be adversely impacted by the current economic downturn, changes in governmental regulations, and the global consolidation of the businesses of the Company’s customers.

Reduced availability of credit, lower profitability resulting from the current economic downturn, and increased costs as a result of changes in governmental regulations may adversely affect the ability of some of the Company’s customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact the Company’s ability to collect receivables in a timely manner and to obtain raw materials and supplies. In addition, increased global consolidation of the Company’s customer base could lead to increased pressure on the Company to concede to less favorable price and payment terms. Without the Company’s ability to counter such customer concessions by obtaining favorable price and payment term concessions from its own suppliers, the Company’s working capital, cash flow and profitability could be negatively impacted.

The Company’s cash flows may also be adversely impacted by the Company’s pension funding obligations. The Company’s pension funding obligations are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. The Company has unfunded obligations under its domestic and foreign defined benefit pension plans, and the funded status of these plans is dependent upon various factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters

The Company leases its principal executive offices in Marietta, GA.

Operating Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time. The operating locations include 7 paperboard mills and 39 paperboard converting, 12 multi-wall bag and 11 specialty plants.

Type of Facility and Location	Related Segment(s) or Use of Facility

Paperboard Mills:
Battle Creek, MI	Paperboard Packaging
Kalamazoo, MI	Paperboard Packaging
Macon, GA	Paperboard Packaging
Middletown, OH	Paperboard Packaging
Pekin, IL	Paperboard Packaging
Santa Clara, CA	Paperboard Packaging
West Monroe, LA	Paperboard Packaging; Research and Development
Paperboard Packaging:
Atlanta, GA	Paperboard Packaging
Bristol, Avon, United Kingdom	Paperboard Packaging
Carol Stream, IL	Paperboard Packaging; Research and Development
Centralia, IL	Paperboard Packaging
Charlotte, NC	Paperboard Packaging
Cincinnati, OH	Paperboard Packaging
Elk Grove, IL(a)	Paperboard Packaging
Fort Smith, AR(a)	Paperboard Packaging
Fort Wayne, IN(b)	Paperboard Packaging
Golden, CO	Paperboard Packaging; Research and Development
Gordonsville, TN	Paperboard Packaging
Idaho Falls, ID	Paperboard Packaging
Igualada, Barcelona, Spain(a)	Paperboard Packaging; Packaging Machinery Engineering Design and Manufacturing
Irvine, CA	Paperboard Packaging; Design Center
Jundiai, Sao Paulo, Brazil	Paperboard Packaging
Kalamazoo, MI	Paperboard Packaging

Type of Facility and Location	Related Segment(s) or Use of Facility

Kendallville, IN	Paperboard Packaging
La Porte, IN	Paperboard Packaging
Lawrenceburg, TN	Paperboard Packaging
Lumberton, NC	Paperboard Packaging
Marion, OH	Paperboard Packaging
Masnieres, France	Paperboard Packaging
Menasha, WI	Paperboard Packaging; Research and Development
Mississauga, Ontario, Canada	Paperboard Packaging; Research and Development
Mitchell, SD	Paperboard Packaging
Morris, IL(b)	Paperboard Packaging
Muncie, IN(b)	Paperboard Packaging
Orchard Park, CA	Paperboard Packaging
Pacific, MO	Paperboard Packaging
Perry, GA	Paperboard Packaging
Piscataway, NJ	Paperboard Packaging
Queretaro, Mexico	Paperboard Packaging
Renton, WA	Paperboard Packaging
Santa Clara, CA(b)	Paperboard Packaging
Solon, OH	Paperboard Packaging
Tuscaloosa, AL	Paperboard Packaging
Valley Forge, PA	Paperboard Packaging; Design Center
Wausau, WI	Paperboard Packaging
West Monroe, LA(a)	Paperboard Packaging
Multi-wall Bag:
Arcadia, LA	Multi-wall Bag
Cantonment, FL(b)	Multi-wall Bag
Eastman, GA	Multi-wall Bag
Fowler, IN	Multi-wall Bag
Jacksonville, AR	Multi-wall Bag
Kansas City, MO	Multi-wall Bag
Louisville, KY	Multi-wall Bag
New Philadelphia, OH	Multi-wall Bag
North Portland, OR	Multi-wall Bag
Quincy, IL	Multi-wall Bag
Salt Lake City, UT	Multi-wall Bag
Wellsburg, WV	Multi-wall Bag
Specialty Packaging:
Bellwood, IL(b)	Specialty Packaging — Ink
Brampton, Ontario, Canada	Specialty Packaging — Flexible Packaging
Des Moines, IA	Specialty Packaging — Flexible Packaging
Greensboro, NC	Specialty Packaging — Labels
Menomonee Falls, WI(b)	Specialty Packaging — Ink
Milwaukee, WI	Specialty Packaging — Flexible Packaging
Norwood, OH	Specialty Packaging — Labels
Portage, IN	Specialty Packaging — Flexible Packaging
Riverdale, IL(b)	Specialty Packaging — Ink
Schaumburg, IL	Specialty Packaging — Flexible Packaging
St. Charles, IL(b)	Specialty Packaging — Labels
Country Headquarters:
Bella Vista, New South Wales, Australia	Paperboard Packaging
Milan, Lombardy, Italy	Paperboard Packaging
Melbourne, Victoria, Australia	Paperboard Packaging
Pulheim, North Rhine-Westphalia, Germany	Paperboard Packaging
PuDong, Shanghai, China	Paperboard Packaging
Tokyo, Japan	Paperboard Packaging
Other:
Concord, NH	Research and Development
Crosby, MN	Packaging Machinery Engineering Design and Manufacturing
Marietta, GA	Research and Development; Packaging Machinery Engineering Design

Notes:

(a)	Multiple facilities in this location.

(b)	The Company has announced the intended closure of the location.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 15 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2009.

David W. Scheible, 53, is the President and Chief Executive Officer of GPHC. He was appointed to GPHC’s Board upon its formation (under the name New Giant Corporation) in June 2007. Prior to the Altivity Transaction, he had served as a director, President and Chief Executive Officer of GPC since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as Graphic Packaging International Corporation’s (“GPIC”) Chief Operating Officer from 1999 until August 2003. He also served as President of GPIC’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Daniel J. Blount, 54, is the Senior Vice President and Chief Financial Officer of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President and Chief Financial Officer of GPC since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration of GPC and from August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood Holding, Inc. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood Holding, Inc. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding, Inc. in September 1998. Prior to joining Riverwood Holding, Inc., Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently serving as Senior Vice President, Finance.

Cynthia A. Baerman, 47, is the Senior Vice President, Human Resources of GPHC. Mrs. Baerman joined GPHC in March 2009 from JohnsonDiversey, a global leader in sanitation products and services, where she served as Vice President and General Manager of its Food and Beverage Division from September 2006 until February 2009, and as Vice President, Human Resources from March 2005 until January 2007. From January 2004 until January 2005, Mrs. Baerman was Vice President of Human Resources at Barilla America. Mrs. Baerman previously held senior leadership positions in human resources at top companies in the food and beverage sector, including Kraft Foods, Miller Brewing Company and Anheuser-Busch Companies.

John C. Best, 50, is the Vice President, Business Development of GPHC. Prior to the Altivity Transaction, he had served as Vice President, Business Development of GPC since January 2006, with responsibility for Marketing, Research and Development and the successful sale of value-added products into the marketplace.

Previously, he had served as Vice President of Sales for GPC from August 1999 to December 2005. Mr. Best joined GPC in 1994 as the Business Unit Manager for the Folding Carton Division.

Michael P. Doss, 43, is the Senior Vice President, Consumer Packaging Division of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of GPC since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Since joining GPIC in 1990, Mr. Doss held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations.

Kristopher L. Dover, 45, is the Senior Vice President, Flexible Group of GPHC. Prior to the Altivity Transaction, Mr. Dover served as Vice President and General Manager, Multi-wall Bag from August 2007 until March 2008 and as Vice President — Operations from December 2006 until August 2007 for Altivity Packaging. Mr. Dover was Vice President, Global Operations — Beverage from January 2006 until December 2006 and Vice President, Operations — Europe from August 2004 until January 2006 and Director of Operations from August 2003 until August 2004 for GPC. Mr. Dover joined GPIC in 1999 and held various management positions in its U.S. and European operations.

Deborah R. Frank, 49, is the Vice President and Chief Accounting Officer of GPHC. Prior to the Altivity Transaction, she served as Vice President and Controller of GPC since April 2005. Prior to joining the Company, Ms. Frank held various positions of increasing responsibility in the finance, accounting, audit, international and corporate areas at Kimberly Clark Corporation, most recently serving as Assistant Controller.

Philip H. Geminder II, 53, is the Vice President and Chief Integration Officer of GPHC. Prior to the Altivity Transaction, he served as the Vice President, Integration of GPC from September 2007 through March 2008. Prior to that time, he had served as Vice President, Finance of GPC since August 2003 and Vice President, Financial Services of GPIC since January 2000. Before joining GPIC, Mr. Geminder served as Director of Finance with Avery Dennison Corporation after spending 18 years in various positions with Honeywell International Inc.

Stephen A. Hellrung, 62, is the Senior Vice President, General Counsel and Secretary of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, General Counsel and Secretary of GPC since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe’s Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe’s Companies, Mr. Hellrung held similar positions with Pillsbury Company and Bausch & Lomb, Incorporated.

Alan R. Nichols, 47, is the Senior Vice President, Mills Division of GPHC. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone from August 2005. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Michael R. Schmal, 56, is the Senior Vice President, Beverage Packaging Division of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of GPC since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Joseph P. Yost, 42, is the Senior Vice President, Supply Chain of GPHC. From 2006 to 2009, he served as Vice President, Operations Support — Consumer Packaging Division. Mr. Yost has also served in the following positions with Graphic Packaging legacy companies — Director, Finance and Centralized Services from 2003 to 2006 with GPII, Director, Finance and Centralized Services from 2000 to 2003 with GPC, Manager, Operations Planning and Analysis — Consumer Products Division from 1999 to 2000 and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2009 and 2008 are as follows:

	2009		2008

	High	Low	High	Low

First Quarter	$1.25	$0.58	$3.61	$2.73
Second Quarter	2.46	0.82	3.10	2.02
Third Quarter	2.31	1.55	3.11	1.96
Fourth Quarter	3.67	2.24	2.06	0.94

No cash dividends have been paid during the last three years to the Company’s common stockholders. The Company’s intent is not to pay dividends at this time. Additionally, the Company’s credit facilities and the indentures governing its debt securities place substantial limitations on the Company’s ability to pay cash dividends on its common stock (see “Covenant Restrictions” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data”).

On February 19, 2010, there were approximately 2,359 stockholders of record and approximately 4,090 beneficial holders of GPHC’s common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company and its immediate predecessor, GPC, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2004 in GPC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Graphic Packaging Holding Company	$100.00	$31.67	$60.14	$51.25	$15.83	$48.19
S&P 500 Stock Index	100.00	104.91	121.48	128.16	80.74	102.11
DJ U.S. Container & Packaging Index	100.00	99.37	111.38	118.87	74.53	104.68

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

	Year Ended December 31,
In millions, except per share amounts	2009	2008	2007	2006	2005

Statement of Operations Data:
Net Sales	$4,095.8	$4,079.4	$2,421.2	$2,321.7	$2,294.3
Income from Operations	282.7	149.9	151.2	93.8	86.5
Income (Loss) from Continuing Operations	56.4	(98.8)	(49.1)	(97.4)	(90.1)
Loss from Discontinued Operations,
Net of Taxes	—	(0.9)	(25.5)	(3.1)	(1.0)
Net Income (Loss)	56.4	(99.7)	(74.6)	(100.5)	(91.1)
Income (Loss) Per Share — Basic and Diluted:
Continuing Operations	0.16	(0.31)	(0.24)	(0.48)	(0.45)
Discontinued Operations	—	(0.00)	(0.13)	(0.02)	(0.01)
Total	0.16	(0.32)	(0.37)	(0.50)	(0.46)
Weighted average number of shares outstanding:
Basic	343.1	315.8	201.8	201.1	200.0
Diluted	344.6	315.8	201.8	201.1	200.0
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$149.8	$170.1	$9.3	$7.3	$12.7
Total Assets	4,701.8	4,983.1	2,777.3	2,888.6	3,005.2
Total Debt	2,800.2	3,183.8	1,878.4	1,922.7	1,978.3
Total Shareholders’ Equity	728.8	525.2	144.0	181.7	268.7
Additional Data:
Depreciation & Amortization	$305.4	$264.3	$189.6	$188.5	$198.8
Capital Spending	129.9	183.3	95.9	94.5	110.8
Research, Development and Engineering Expense	7.2	8.0	9.2	10.8	9.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business

Overview of 2009 Results

Results of Operations

Financial Condition, Liquidity and Capital Resources

Critical Accounting Policies

New Accounting Standards

Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s CUK, CRB and URB, as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

The Company is also a leading supplier of multi-wall bags and in addition to a full range of products, provides customers with value-added graphical and technical support, and packaging workshops to help educate customers.

The Company’s specialty packaging business has an established position in end-markets for food products, pharmaceutical and medical products, personal care, industrial, pet food and pet care products. In addition, the Company’s label business focuses on two product lines: heat transfer labels and lithographic labels.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; (iii) to develop and market innovative, sustainable products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objective may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Although the Company is currently experiencing some deflation of certain input costs, its cost of goods sold during 2009 reflects the higher costs associated with the inventory on hand at December 31, 2008. Deflation decreased year over year costs by $0.2 million in 2009, while inflation increased year over year costs by $126.3 million and $39.3 million in 2008 and 2007, respectively. The lower costs in 2009 are primarily related to fiber, wood and corrugated shipping containers ($22.4 million); chemical-based inputs ($21.6 million); energy ($19.5 million), mainly due to the price of natural gas; and freight ($5.1 million). These lower costs were partially offset by labor and related benefits ($30.7 million); the December 31, 2008 inventory sold during the first quarter of 2009 ($19.5 million); outside board purchases ($15.9 million); and other costs ($2.3 million).

As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. As of December 31, 2009, the Company has hedged approximately 52% of its expected natural gas usage for the year 2010. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Substantial Debt Obligations.  The Company has $2,800.2 million of outstanding debt obligations as of December 31, 2009. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and Indentures also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The substantial debt and the restrictions under the Credit Agreement and the Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The material outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During 2009, the Company achieved $60.8 million in cost savings as compared to 2008, through its continuous improvement programs and manufacturing initiatives.

In addition, the Company has accelerated and achieved cost synergies and operating efficiencies resulting from the Altivity Transaction sooner than expected. The Company’s ability to implement successfully its business strategies and to realize anticipated savings, in addition to maintaining current level run rates for these cost synergies and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans, or maintain current level run rates for realized cost synergies and operating efficiencies, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.

Competition and Market Factors.  As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and other substrates such as SBS and CCN. Substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Continuing increases in the costs of living, conditions in the residential real estate market, rising unemployment rates, reduced access to credit and declining consumer confidence, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to the beverage, folding carton, housing and construction markets.

OVERVIEW OF 2009 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented. Information on discontinued operations can be found in Note 14 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

•	Net Sales in 2009 increased by $16.4 million, or 0.4%, to $4,095.8 million from $4,079.4 million in 2008 due primarily to $331.3 million volume achieved as a result of the Altivity Transaction, improved pricing in beverage and consumer products as well as higher volume/mix in beverage. These increases were partially offset by the impact of divested businesses, lower consumer products volume, lower volume and pricing in multi-wall bag and specialty packaging, and unfavorable changes in currency exchange rates, primarily in Europe.

•	Income from Operations in 2009 increased by $132.8 million, or 88.6%, to $282.7 million from $149.9 million in 2008. This increase was primarily due to a $137.8 million alternative fuel tax credit (net of expenses), cost savings through continuous improvement and synergy programs, and the Altivity Transaction. These increases were partially offset by the lower volume, higher unabsorbed fixed costs and merger-related, pension and depreciation expenses.

•	Throughout 2009, the Company burned alternative fuel mixtures at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. The U.S. Internal Revenue Code allows an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company has submitted refund claims totaling $147.2 million based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The Company received refunds totaling $134.8 million through the end of the year. The net impact of the tax credit is included in Restructuring and Other Special (Credits) Charges in the amount of $137.8 million for the year ended December 31, 2009 and is included in corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.

RESULTS OF OPERATIONS

The Company’s results of operations and cash flows for 2008 include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through December 31, 2008. The results of operations for 2007 represent the results of the Company’s operations prior to the Altivity Transaction.

Segment Information

The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging. Prior segment results have been reclassified for the allocation of certain corporate costs.

	Year Ended December 31,
In millions	2009	2008	2007

NET SALES:
Paperboard Packaging	$3,423.5	$3,377.4	$2,340.6
Multi-wall Bag	471.6	478.1	80.6
Specialty Packaging	200.7	223.9	—

Total	$4,095.8	$4,079.4	$2,421.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$288.3	$220.9	$177.8
Multi-wall Bag	3.9	25.9	6.3
Specialty Packaging	(1.4)	9.6	—
Corporate	(8.1)	(106.5)	(32.9)

Total	$282.7	$149.9	$151.2

2009 COMPARED WITH 2008

Net Sales

	Year Ended December 31,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$3,423.5	$3,377.4	$46.1	1.4%
Multi-wall Bag	471.6	478.1	(6.5)	(1.4)
Specialty Packaging	200.7	223.9	(23.2)	(10.4)

Total	$4,095.8	$4,079.4	$16.4	0.4%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
					Divested
In millions	2008	Price	Acquisition	Organic	Businesses	Exchange	Total	2009

Paperboard Packaging	$3,377.4	$15.0	$209.3	$(106.2)	$(55.5)	$(16.5)	$46.1	$3,423.5
Multi-wall Bag	478.1	(11.8)	80.0	(67.9)	(6.8)	—	(6.5)	471.6
Specialty Packaging	223.9	(7.6)	42.0	(40.4)	(16.8)	(0.4)	(23.2)	200.7

Total	$4,079.4	$(4.4)	$331.3	$(214.5)	$(79.1)	$(16.9)	$16.4	$4,095.8

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2009 increased by $46.1 million, or 1.4%, to $3,423.5 million from $3,377.4 million in 2008 as a result of the Altivity Transaction, improved pricing in beverage and consumer products, as well as higher volume/mix in beverage. Beverage volumes were up in the beer market, primarily in the sub-premium category, but remained down in soft drink. Beer sales also benefited by the move to 30-pack. The increase in Net Sales was partially offset by lower volume in consumer products, containerboard and European open market, and the impact of the two coated-recycled board mills divested in September 2008. The lower consumer products sales were due to a decision to exit lower margin business as well as the general market conditions in which volume has remained steady in staples (e.g., dry mixes, cereal, pizza) and continues to be down in discretionary items (e.g., candy, eating out). Management idled the corrugated medium machine at the West Monroe, LA mill for 36 days during the first six months of 2009 due to softness in that market. Unfavorable currency exchange rate changes, primarily in Europe, also negatively impacted Net Sales.

Multi-wall Bag

The Company’s Net Sales from multi-wall bag in 2009 decreased by $6.5 million as the volume increase from the Altivity Transaction was offset by lower volumes due to market declines in the building products, chemicals, minerals, and agriculture and food industries, lower pricing due to negotiated deflationary pass throughs, and the impact of the divested business.

Specialty Packaging

The Company’s Net Sales from specialty packaging in 2009 decreased by $23.2 million compared to 2008 as the volume increase from the Altivity Transaction was offset by lower volumes due to market declines in the building products, chemicals, and food and pharmaceutical industries, the impact of the divested business, and lower pricing due to negotiated deflationary pass throughs.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$288.3	$220.9	$67.4	30.5%
Multi-wall Bag	3.9	25.9	(22.0)	(84.9)
Specialty Packaging	(1.4)	9.6	(11.0)	N.M. (a)
Corporate	(8.1)	(106.5)	98.4	N.M. (a)

Total	$282.7	$149.9	$132.8	88.6%

Note:

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
In millions	2008	Price	Acquisition	Organic	Inflation	Exchange	Other(a)	Total	2009

Paperboard Packaging	$220.9	$15.0	$19.5	$(20.0)	$(19.0)	$(2.0)	$73.9	$67.4	$288.3
Multi-wall Bag	25.9	(11.8)	1.1	(8.0)	9.0	—	(12.3)	(22.0)	3.9
Specialty Packaging	9.6	(7.6)	2.3	(8.6)	10.2	1.6	(8.9)	(11.0)	(1.4)
Corporate	(106.5)	—	24.4	—	—	9.5	64.5	98.4	(8.1)

Total	$149.9	$(4.4)	$47.3	$(36.6)	$0.2	$9.1	$117.2	$132.8	$282.7

Note:

(a)	Includes the Company’s cost reduction initiatives, the alternative fuel tax credit and merger-related expenses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2009 increased by $67.4 million, or 30.5%, to $288.3 million from $220.9 million in 2008 as a result of cost savings and synergies, the Altivity Transaction and the improved pricing. These increases were partially offset by the lower volume, higher inflation and depreciation expense and higher unabsorbed fixed costs, including the 36 days of downtime of the corrugated medium machine. The inflation was primarily related to labor and related benefits, primarily pension expense, ($29.8 million); outside board purchases ($20.4 million); and the December 31, 2008 inventory sold during the first quarter of 2009 ($19.5 million); partially offset by lower costs primarily for secondary fiber, energy and wood ($50.7 million). In 2008, the Company recorded a charge for the permanent shutdown of the #2 coated board machine at the West Monroe, LA mill.

Multi-wall Bag

The Company’s Income from Operations from multi-wall bag in 2009 decreased by $22.0 million as a result of the lower pricing and volume, lower fixed cost absorption due to downtime for inventory control, and higher depreciation and work force reduction expenses. The higher costs were partially offset by lower inflation, primarily for external board and chemical-based inputs.

Specialty Packaging

The Company’s Income from Operations from specialty packaging in 2009 decreased by $11.0 million as a result of the lower volume and pricing. In addition, in the fourth quarter of 2009, the Company recorded an $11.5 million impairment charge relating to its flexible packaging facility in Ontario, Canada. These decreases were offset by lower costs, primarily for chemical-based inputs, the volume increase from the Altivity Transaction and the gain on the sale of the ink business.

Corporate

The Company’s Loss from Operations from corporate was $8.1 million in 2009 compared to $106.5 million in 2008. The improvement resulted primarily from the alternative fuel tax credit (net of expenses) of $137.8 million. The improvement was partially offset by higher merger-related expenses of $22.7 million, excluding an $18.8 million noncash charge related to excess maintenance, repair and overhaul (“MRO”) inventory, and higher incentive expense. As part of the integration strategy, control over MRO inventory was centralized and the current on hand/replenishment strategy was reviewed. As a result of the review, the Company determined that $18.8 million of inventory on hand was excess and recorded a noncash charge. Results for 2008 included $24.4 million of expense related to the step-up in inventory basis to fair value, partially offset by a favorable $10.4 million mark-to-market adjustment for an interest rate swap.

INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Expense

Interest Expense decreased by $19.9 million to $196.8 million in 2009 from $216.7 million in 2008. Interest Expense decreased due to lower average rates on the unhedged portion of the Company’s debt. During the fourth quarter 2009, the Company recorded a non-cash credit to interest expense of $13.8 million related to the interest rate swap mentioned above. The Company should have been amortizing the fair value of the swap as of the date of hedge designation on a straight line basis to reduce interest expense since August 2008. The effect on prior periods was not material to the consolidated financial statements in those periods. The swap expired in January 2010. As of December 31, 2009, approximately 7% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2009, the Company recognized Income Tax Expense of $24.1 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $79.2 million. During 2008, the Company recognized Income Tax Expense of $34.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $65.5 million. Income Tax Expense for 2009 and 2008 primarily relates to the noncash expense of $31.6 million and $29.4 million, respectively, associated with the amortization of goodwill for tax purposes. In addition, in 2009, the Company determined that a valuation allowance for its U.K. operations was no longer required. The Company has approximately $1.3 billion of NOLs for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.3 million in 2009 and $1.1 million in 2008 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2008 COMPARED WITH 2007

Net Sales

	Year Ended December 31,
				Percent
In millions	2008	2007	Increase	Change

Paperboard Packaging	$3,377.4	$2,340.6	$1,036.8	44.3%
Multi-wall Bag	478.1	80.6	397.5	N.M.(a	)
Specialty Packaging	223.9	—	223.9	N.M.(a	)

Total	$4,079.4	$2,421.2	$1,658.2	68.5%

Note:

(a)	Percentage calculation not meaningful since the segment was created as a result of the Altivity Transaction.

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

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2008 increased by $1,036.8 million, or 44.3%, to $3,377.4 million from $2,340.6 million in 2007 as a result of the Altivity Transaction, improved pricing across all product lines, as well as improved product mix primarily in North American food and consumer cartons, beverage and Europe. The improvement in pricing reflects negotiated inflationary cost pass throughs and other contractual increases, as well as price increases on open market roll stock. The Company implemented a $50 per ton price increase for its CRB and URB effective with shipments on or after July 28, 2008, and a $40 per ton price increase for CUK grades, effective with shipments on or after August 1, 2008. The improvement in product mix was primarily in the soft drink, retail carryout, cereal and dry foods product lines, as well as the introduction of new beer promotion items and the introduction of 18 multi-packs which were previously packaged in containerboard. Also contributing to the increase was favorable currency exchange rates, primarily in Europe, Japan, Australia and Brazil. The improved mix was more than offset by lower volume as the result of the Company exiting lower margin business and lower open market sales in

Europe. Beverage sales volume decreased in the fourth quarter and impacted the full year due to continued softness in the soft drink market due to price increases as well as downtime taken in the beer market.

Multi-wall Bag

The Company’s Net Sales from multi-wall bag in 2008 increased by $397.5 million as a result of the Altivity Transaction, as well as improved pricing and volume. The improved pricing was due to negotiated cost pass through increases. The Altivity sales were attributable to price and volume primarily in the bag packaging markets.

Specialty Packaging

The Company’s Net Sales from specialty packaging in 2008 increased by $223.9 million compared to 2007 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2008	2007	(Decrease)	Change

Paperboard Packaging	$220.9	$177.8	$43.1	24.2%
Multi-wall Bag	25.9	6.3	19.6	N.M.(a	)
Specialty Packaging	9.6	—	9.6	N.M.(a	)
Corporate	(106.5)	(32.9)	(73.6)	N.M.(a	)

Total	$149.9	$151.2	$(1.3)	(0.9)%

Note:

(a)	Percentage calculation not meaningful since the segment was impacted as a result of the Altivity Transaction.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
In millions	2007	Price	Acquisition	Organic	Inflation	Exchange	Other(a)	Total	2008

Paperboard Packaging	$177.8	$41.0	$46.7	$3.6	$(120.9)	$1.1	$71.6	$43.1	$220.9
Multi-wall Bag	6.3	6.4	17.5	0.7	(5.4)	—	0.4	19.6	25.9
Specialty Packaging	—	—	9.6	—	—	—	—	9.6	9.6
Corporate	(32.9)	—	(56.7)	—	—	(9.6)	(7.3)	(73.6)	(106.5)

Total	$151.2	$47.4	$17.1	$4.3	$(126.3)	$(8.5)	$64.7	$(1.3)	$149.9

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2008 increased by $43.1 million, or 24.2%, to $220.9 million from $177.8 million in 2007 as a result of $52.2 million of continuing cost reduction initiatives, the Altivity transaction, the improved pricing, and improved product mix. These increases more than offset inflationary pressures of $120.9 million, primarily related to chemical-based inputs ($40.3 million); fiber and outside board purchases ($38.5 million); energy costs ($26.9 million), mainly due to the price of natural gas; labor and related benefits ($15.5 million); and freight ($5.8 million), partially offset by other lower costs of $6.1 million. The Company also recorded a charge for the previously announced permanent shutdown of the #2 coated board machine at the West Monroe, LA mill. Results in 2007 included charges related to the continued infrastructure updates at this mill, accelerated depreciation for assets taken out of service due to efficiency improvements, and higher expenses in Europe, primarily relating to the start up costs for a new converting facility in France.

Multi-wall Bag

The Company’s Income from Operations from multi-wall bag in 2008 increased by $19.6 million to $25.9 million from $6.3 million in 2007 as a result of the Altivity Transaction, the improved pricing and cost saving initiatives of $1.6 million. These increases were partially offset by inflation costs. The segment’s Income from Operations was attributable to volume primarily in the bag packaging markets.

Specialty Packaging

The Company’s Income from Operations from specialty packaging in 2008 increased by $9.6 million compared to 2007 as a result of the acquisition of the specialty packaging segment in the Altivity Transaction.

Corporate

The Company’s Loss from Operations from corporate was $106.5 million in 2008 compared to a loss of $32.9 million in 2007. This $73.6 million increase was due primarily to Altivity Transaction related expenses of $28.1 million and the inclusion of Altivity Corporate expenses of $11.8 million. In addition, the Company recorded $24.4 million of expense related to the step-up in inventory basis to fair value. These expenses were offset by a favorable $10.4 million fair value adjustment for an interest rate swap and lower bonus accruals, partially offset by a net foreign currency loss of $9.6 million. The swap was assumed in the Altivity Transaction. Results for 2007 were positively impacted by the reversal of a $3.0 million liability recorded at the time of the merger of GPII and Riverwood Holdings, Inc. in 2003.

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

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.1 million in 2008 and $0.9 million in 2007 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

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

Cash Flows

	Years Ended December 31,
In millions	2009	2008

Net Cash Provided by Operating Activities	$502.9	$184.2
Net Cash Used in Investing Activities	(124.1)	(143.8)
Net Cash (Used in) Provided by Financing Activities	(399.2)	119.8

Net cash provided by operating activities in 2009 totaled $502.9 million, compared to $184.2 million in 2008. The increase was primarily due to cash received from the alternative fuel tax credit of $134.8 million; improved working capital of $117.1 million primarily as a result of lower inventory levels; higher net income when adjusted for noncash items such as depreciation and amortization and, in 2008, the $24.4 million inventory step-up related to Altivity, the $12.6 million write-off of the #2 coated board machine at the West Monroe, LA mill, and lower postemployment contributions of $15.2 million.

Net cash used in investing activities in 2009 totaled $124.1 million, compared to $143.8 million in 2008. This year over year change was due primarily to a decrease in capital spending of $53.4 million in 2009, the $60.2 million of cash acquired by the Company in the Altivity Transaction, and higher proceeds from the sales of assets in 2008, partially offset by $30.3 million in acquisition costs in 2008.

Net cash used in financing activities in 2009 totaled $399.2 million, compared to $119.8 million provided by financing activities in 2008. This change was primarily due to higher net debt repayments in 2009, as well as the repayment of funds borrowed under the Company’s revolving credit facilities in 2008 when the credit and securities markets were more volatile and the Company felt it necessary to maintain sufficient cash to meet any foreseeable liquidity needs.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company’s 9.5% Senior Notes due 2017 and 9.5% Senior Subordinated Notes due 2013 (“Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

As of December 31, 2009, the Company had approximately $1.3 billion of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitations as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more five percent stockholders, or issuance or redemption of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under Section 382. Imposition of any such limitation of the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions

The Credit Agreement and the Indentures limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company and recent disruptions in the credit markets, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

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

At December 31, 2009, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:

Consolidated Secured Leverage Ratio — 2.94 to 1.00

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

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended December 31, 2009 are listed below:

Twelve Months Ended
In millions	December 31, 2009

Net Income	$56.4
Income Tax Expense	24.1
Interest Expense, Net	196.4
Depreciation and Amortization	305.4
Dividends Received, Net of Earnings of Equity Affiliates	0.1
Non-Cash Provisions for Reserves for Discontinued Operations	—
Other Non-Cash Charges	56.5
Merger Related Expenses	50.8
Losses Associated with Sale/Write-Down of Assets	39.1
Other Non-Recurring/Extraordinary/Unusual Items	(127.5)
Projected Run Rate Cost Savings(a)	60.1

Credit Agreement EBITDA	$661.4

As of
December 31,
In millions	2009

Short-Term Debt	$17.6
Long-Term Debt	2,782.6

Total Debt	$2,800.2
Less Adjustments(b)	857.0

Consolidated Secured Indebtedness	$1,943.2

Notes:

(a)	As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $60.1 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended December 31, 2009. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)	Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

The Senior Notes and Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Credit Agreement is rated BB by Standard & Poor’s and Ba3 by Moody’s Investor Services. As of December 31, 2009, Moody’s Investor Services’ ratings on the Company remain on negative outlook, while Standard & Poor’s ratings on the Company have a positive outlook. During 2009, cash paid for interest was $219.5 million.

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

Capital Investment

The Company’s capital investment in 2009 was $129.9 million compared to $183.3 million (including $38.1 million for Altivity) in 2008. During 2009, the Company had capital spending of $102.1 million for improving process capabilities, $21.0 million for capital spares, $6.6 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.

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

For further discussion of the Company’s environmental matters, see Note 15 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2009 is as follows:

	Payments Due by Period
		Less than			More than
In millions	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$2,792.6	$10.0	$40.8	$2,318.1	$423.7
Operating Leases	159.3	42.3	63.1	28.3	25.6
Interest Payable	1,015.6	171.1	345.4	278.7	220.4
Purchase Obligations(a)	607.6	116.5	165.7	117.3	208.1
Pension Funding	58.0	58.0	—	—	—

Total Contractual Obligations(b)	$4,633.1	$397.9	$615.0	$2,742.4	$877.8

Notes:

(a)	Purchase obligations primarily consist of commitments related to pine pulpwood, wood chips, and wood processing and handling.

(b)	Some of the figures included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2009, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 10% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2009, approximately 7% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of a generally stronger U.S. dollar against these currencies produced a net currency translation adjustment gain of $7.8 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2009. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The functional currency of the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity. Gains and losses on foreign currency transactions are included in Other (Income) Expense, Net for the period in which the exchange rate changes.

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program which utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program the Company has entered into natural gas swap contracts to hedge a portion of its natural gas requirements through December 2010. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity purchased. The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate term loan facility. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

• Pension Benefits

The Company sponsors defined benefit pension plans (the “Plans”) for eligible employees in North America and certain international locations. The funding policy for the qualified defined benefit plans is to, at a minimum, contribute assets as required by the Internal Revenue Code Section 412. Nonqualified U.S. plans providing benefits in excess of limitations imposed by the U.S. income tax code are not funded.

The Company’s pension expense for defined benefit pension plans was $47.9 million in 2009 compared with $19.7 million in 2008. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.91% and 7.96% in 2009 and 2008, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2009, the net actuarial loss was $189.6 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“the FASB Codification”).

The discount rate used to determine the present value of future pension obligations at December 31, 2009 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 6.10% and 6.28% in 2009 and 2008, respectively.

The Company’s pension expense is estimated to be approximately $32 million in 2010. The estimate is based on a weighted average expected long-term rate of return of 7.95%, a weighted average discount rate of 6.10% and other assumptions. Pension expense beyond 2010 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $3 million and the December 31, 2009 pension funding obligation would increase by about $22 million.

The fair value of assets in the Company’s plans was $622.2 million at December 31, 2009 and $489.0 million at December 31, 2008. The projected benefit obligations exceed the fair value of plan assets by $236.7 million and $323.1 million as of December 31, 2009 and 2008, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $219.1 million at the end of 2009. At the end of 2008, the ABO exceeded the fair value of plan assets by $295.7 million.

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

A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and senior management regularly reviews the operating results of that component. The Company’s reporting units are all one level below the reported segments except for the multi-wall bag reporting unit which is also an operating segment. As of October 1, 2009, the Company had eleven reporting units, of which six of the units had goodwill.

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

The Company performed its annual goodwill impairment test as of October 1, 2009. In performing the annual impairment test, the Company utilized a number of assumptions. The assumed revenue growth rates of the reporting units were consistent with historic growth rates. Projected margins were based on the current cost structure including synergies achieved from the Altivity Transaction, as well as on-going cost savings initiatives. Other assumptions included a weighted average cost of capital of 8.0% as of October 1, 2009.

The Company performed sensitivity analyses related to the weighted average cost of capital and concluded that the weighted average cost of capital could increase by 150 basis points and all of the reporting units would continue to have estimated fair value in excess of carrying value.

The Company concluded that the fair value of its reporting units exceeded their carrying values including goodwill at October 1, 2009 and, therefore, that goodwill was not impaired.

The assumptions used in the goodwill impairment testing process could be adversely impacted by certain of the risks discussed in “Item 1A., Risk Factors” and thus could result in future goodwill impairment charges.

• Recovery of Long-Lived Assets

The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is determined by an income, cost or market approach. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment. See Note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

• Deferred Income Taxes and Potential Assessments

As of December 31, 2009, the Company, in accordance with the Income Taxes topic of the FASB Codification, has determined that $83.8 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the

Company’s NOLs on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $32.0 million. As of December 31, 2008, the Company had determined that $68.4 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s NOLs on these undistributed earnings, as well as the financial statement carrying value in excess of tax basis in the amount of $30.5 million. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

The Company records current liabilities for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the most likely outcome of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

BUSINESS OUTLOOK

The Company expects to realize between $80 million and $100 million of year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects and synergies.

Total capital investment for 2010 is expected to be between $130 million and $150 million and is expected to relate principally to the Company’s process capability improvements (approximately $113 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $7 million).

The Company also expects the following in 2010:

•	Depreciation and amortization between $310 million and $330 million.

•	Interest expense of $180 million to $200 million, including $9 million of noncash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $180 million to $200 million.

•	Pension plan contributions of $45 million to $70 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which bear both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on variable rate borrowings. At December 31, 2009, the Company had interest rate swap agreements with a notional amount of $2,170.0 million, including $400.0 million in forward starting interest rate swaps.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
													Fair
In millions	2010		2011	2012		2013		2014		Thereafter		Total	Value

Total Debt
Fixed Rate	$—		$—	$0.8		$425.0		$—		$423.7	(a)	$849.5	$881.8
Average Interest Rate	—%		—%	8.63%		9.5%		—%		9.5%
Variable Rate	$10.0		$20.0	$20.0		$20.0		$1,873.1		$—		$1,943.1	$1,880.8
Average Interest Rate, spread range is 2.00% — 2.75%	LIBOR	+. spread	LIBOR+ spread	LIBOR	+. spread	LIBOR	+. spread	LIBOR	+. spread	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
							Fair
In millions	2010	2011	2012	2013	Thereafter	Total	Value

Interest Rate Swaps (Pay
Fixed/Receive Variable)
Notional	$920.0	$330.0	$920.0	$—	$—	$2,170.0	$(36.1)
Average Pay Rate	3.98%	3.13%	2.62%	—%	—%
	3-Month	3-Month	3-Month
Average Receive Rate	LIBOR	LIBOR	LIBOR	—	—

Note:

(a)	$425.0 million face amount.

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2009, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2009, when aggregated and measured in U.S. dollars at December 31, 2009 exchange rates, had net notional amounts totaling $10.1 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2009 and 2008, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2009 and 2008.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31,
	2009
	Contract	Fair
In millions	Amount	Value

FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$31.6	$0.1
Weighted average contractual exchange rate	92.44
Receive $US/Pay Euro	$19.9	$0.8
Weighted average contractual exchange rate	1.49
Receive $US/Pay GBP	$9.1	$0.1
Weighted average contractual exchange rate	1.63

Natural Gas Contracts

The Company entered into natural gas swap contracts to hedge prices for approximately 52% of its expected natural gas usage through December 2010 with a weighted average contractual rate of $5.68 per MMBTU. The carrying amount and fair value of the natural gas swap contracts is an asset of $0.3 million as of December 31, 2009, and is recorded as Other Current Assets in the Consolidated Balance Sheet. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2009	2008	2007

Net Sales	$4,095.8	$4,079.4	$2,421.2
Cost of Sales	3,567.2	3,587.1	2,089.4
Selling, General and Administrative	305.3	298.9	179.2
Research, Development and Engineering	7.2	8.0	9.2
Other (Income) Expense, Net	(13.5)	2.3	(7.8)
Restructuring and Other Special (Credits) Charges	(53.1)	33.2	—

Income from Operations	282.7	149.9	151.2
Interest Income	0.4	1.3	0.4
Interest Expense	(196.8)	(216.7)	(168.2)
Loss on Early Extinguishment of Debt	(7.1)	—	(9.5)

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	79.2	(65.5)	(26.1)
Income Tax Expense	(24.1)	(34.4)	(23.9)

Income (Loss) before Equity in Net Earnings of Affiliates	55.1	(99.9)	(50.0)
Equity in Net Earnings of Affiliates	1.3	1.1	0.9

Income (Loss) from Continuing Operations	56.4	(98.8)	(49.1)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	(25.5)

Net Income (Loss)	$56.4	$(99.7)	$(74.6)

Income (Loss) Per Share — Basic and Diluted
Continuing Operations	$0.16	$(0.31)	$(0.24)
Discontinued Operations	—	(0.00)	(0.13)
Total	$0.16	$(0.32)	$(0.37)
Weighted Average Number of Shares Outstanding — Basic	343.1	315.8	201.8
Weighted Average Number of Shares Outstanding — Diluted	344.6	315.8	201.8

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2009	2008

ASSETS

Current Assets:
Cash and Cash Equivalents	$149.8	$170.1
Receivables, Net	382.3	369.6
Inventories	436.5	532.0
Deferred Income Tax Assets	34.7	31.2
Other Current Assets	18.0	25.7

Total Current Assets	1,021.3	1,128.6
Property, Plant and Equipment, Net	1,797.4	1,935.1
Goodwill	1,204.6	1,204.8
Intangible Assets, Net	620.0	664.6
Other Assets	58.5	50.0

Total Assets	$4,701.8	$4,983.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$17.6	$18.6
Accounts Payable	350.8	333.4
Compensation and Employee Benefits	105.6	87.2
Interest Payable	42.7	57.8
Other Accrued Liabilities	127.6	188.6

Total Current Liabilities	644.3	685.6
Long-Term Debt	2,782.6	3,165.2
Deferred Income Tax Liabilities	226.9	187.8
Accrued Pension and Postretirement Benefits	284.6	375.8
Other Noncurrent Liabilities	34.6	43.5

Total Liabilities	3,973.0	4,457.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized at December 31, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized at December 31, 2009 and 2008, respectively; 343,245,250 and 342,522,470 shares issued and outstanding at December 31, 2009 and 2008, respectively	3.4	3.4
Capital in Excess of Par Value	1,958.2	1,955.4
Accumulated Deficit	(1,019.0)	(1,075.4)
Accumulated Other Comprehensive Loss	(213.8)	(358.2)

Total Shareholders’ Equity	728.8	525.2

Total Liabilities and Shareholders’ Equity	$4,701.8	$4,983.1

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2006	200,584,591	2.0	1,186.8	(901.1)	(106.0)

Net Loss	—	—	—	(74.6)	—	$(74.6)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	(2.5)	(2.5)
Pension Benefit Plans:
Net Gain Arising During Period	—	—	—	—	20.5	20.5
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	4.7	4.7
Postretirement Benefit Plans:
Net Gain Arising During Period	—	—	—	—	3.2	3.2
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	0.1	0.1
Postemployment Benefit Plans:
Net Gain Arising During Period	—	—	—	—	1.5	1.5
Currency Translation Adjustment	—	—	—	—	4.6	4.6

Total Comprehensive Loss	—	—	—	—	—	$(42.5)
Issuance of Shares for Stock-Based Awards	393,978	—	4.8	—	—

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$(73.9)

Net Loss	—	—	—	(99.7)	—	$(99.7)
Other Comprehensive Income (Loss):
Derivative Instruments Loss	—	—	—	—	(60.6)	(60.6)
Pension Benefit Plans:
Net Loss Arising During Period	—	—	—	—	(214.9)	(214.9)
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	2.7	2.7
Postretirement Benefit Plans:
Net Gain Arising During Period	—	—	—	—	0.9	0.9
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	1.5	1.5
Postemployment Benefit Plans:
Net Gain Arising During Period	—	—	—	—	1.2	1.2
Currency Translation Adjustment	—	—	—	—	(15.1)	(15.1)

Total Comprehensive Loss	—	—	—	—	—	$(384.0)
Common Stock Issued for Acquisition	139,445,038	1.4	761.4	—	—
Issuance of Shares for Stock-Based Awards	2,098,863	—	2.4	—	—

Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$(1,075.4)	$(358.2)

Net Income	—	—	—	56.4	—	$56.4
Other Comprehensive Income (Loss):
Derivative Instruments Income	—	—	—	—	33.4	33.4
Pension Benefit Plans:
Net Gain Arising During Period	—	—	—	—	70.3	70.3
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	21.4	21.4
Postretirement Benefit Plans:
Net Gain Arising During Period	—	—	—	—	8.4	8.4
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	(0.8)	(0.8)
Postemployment Benefit Plans:
Net Gain Arising During Period	—	—	—	—	3.9	3.9
Currency Translation Adjustment	—	—	—	—	7.8	7.8

Total Comprehensive Income	—	—	—	—	—	$200.8
Issuance of Shares for Stock-Based Awards	722,780	—	2.8	—	—

Balances at December 31, 2009	343,245,250	$3.4	$1,958.2	$(1,019.0)	$(213.8)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$56.4	$(99.7)	$(74.6)
Noncash Items Included in Net Income (Loss):
Depreciation and Amortization	305.4	264.3	194.8
Write-off of Debt Issuance Costs on Early Extinguishment of Debt	2.3	—	9.5
Amortization of Deferred Debt Issuance Costs	8.5	7.9	6.9
Deferred Income Taxes	19.6	28.0	19.0
Amount of Postemployment Expense Greater (Less) Than Funding	4.7	(38.4)	(7.2)
Inventory Step Up Related to Altivity	—	24.4	—
Impairment Charges/Asset Write-offs	15.3	14.9	21.0
Other, Net	(7.4)	1.8	8.2
Changes in Operating Assets and Liabilities (See Note 3)	98.1	(19.0)	(35.9)

Net Cash Provided by Operating Activities	502.9	184.2	141.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(129.9)	(183.3)	(95.9)
Acquisition Costs Related to Altivity	—	(30.3)	—
Cash Acquired Related to Altivity	—	60.2	—
Proceeds from Sales of Assets, Net of Selling Costs	9.8	20.3	9.5
Other, Net	(4.0)	(10.7)	(4.4)

Net Cash Used in Investing Activities	(124.1)	(143.8)	(90.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	423.8	1,200.0	1,135.0
Payments on Debt	(664.5)	(1,195.9)	(1,180.0)
Borrowings under Revolving Credit Facilities	105.9	985.8	848.4
Payments on Revolving Credit Facilities	(249.1)	(853.4)	(846.3)
Debt Issuance Costs and Early Tender Premiums	(16.1)	(16.3)	(7.0)
Other, Net	0.8	(0.4)	(0.1)

Net Cash (Used in) Provided by Financing Activities	(399.2)	119.8	(50.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.1	0.6	1.1

Net (Decrease) Increase in Cash and Cash Equivalents	(20.3)	160.8	2.0
Cash and Cash Equivalents at Beginning of Period	170.1	9.3	7.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149.8	$170.1	$9.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS 141”). Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPII. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2008 includes nine months and approximately three weeks of Altivity and twelve months of GPC’s results. See Note 4 — Altivity Transaction.

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

GPHC and GPC conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock, and GPC’s ownership of all of GPII’s outstanding common stock.

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying Consolidated Financial Statements include the worldwide operations of the paperboard packaging segment which includes the paperboard packaging, packaging machinery, and containerboard businesses; the multi-wall bag segment which converts kraft and specialty paper into multi-wall bags, consumer bags and specialty retail bags; and the specialty packaging business segment which produces flexible packaging, label solutions, and laminations. Intercompany transactions and balances are eliminated in consolidation.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. This includes the reclassification of certain amounts within Cost of Sales; Selling, General and Administrative; and Other (Income) Expense, Net to Restructuring and Other Special (Credits) Charges. These reclassifications had no impact on the Consolidated Balance Sheets, operating income, Consolidated Statements of Shareholders’ Equity or Consolidated Statements of Cash Flows and had an immaterial impact on certain captions on the Consolidated Statements of Operations.

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

We have evaluated subsequent events for disclosure through February 23, 2010, the date of issuance of the Company’s financial statements.

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

Revenue Recognition

The Company receives revenue from the sales of manufactured products. The Company recognizes sales revenue when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when title to the product passes upon delivery to the customer. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and Amortization, and Impairment

Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles, trucks and tractors	3 to 5 years

Depreciation expense for 2009, 2008 and 2007 was $256.9 million, $222.8 million and $177.8 million, respectively.

The Company assesses its long-lived assets, including certain identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company assesses the appropriateness of the useful life of its long-lived assets periodically. See Note 13 — Impairment.

Intangible assets (liabilities) with a determinable life are amortized on a straight-line basis over that period. The amortization expense for each intangible asset (liability) is recorded in the Consolidated Statements of Operations according to the nature of that asset (liability).

Goodwill is the Company’s only intangible asset not subject to amortization at December 31, 2009 and 2008. The following table displays the intangible assets (liabilities) that continue to be subject to amortization and aggregate amortization expense as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
In millions	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable Intangible Assets (Liabilities):
Customer Relationships	$656.3	$91.5	$564.8	$656.3	$54.1	$602.2
Non-Compete Agreements	31.5	28.2	3.3	31.5	25.8	5.7
Patents, Trademarks and Licenses	124.2	71.6	52.6	119.8	62.6	57.2
Supply Contracts and Leases	(2.1)	(1.4)	(0.7)	(1.0)	(0.5)	(0.5)

Total	$809.9	$189.9	$620.0	$806.6	$142.0	$664.6

The Company recorded amortization expense for the years ended December 31, 2009, 2008 and 2007 of $48.5 million, $41.5 million and $11.8 million, respectively, relating to intangible assets (liabilities) subject to amortization. The Company expects amortization expense to be approximately $49 million, $47 million, $44 million, $43 million and $43 million per year for 2010, 2011, 2012, 2013 and 2014, respectively.

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products, are expensed as incurred. Expenses for the years ended December 31, 2009, 2008 and 2007 were $7.2 million, $8.0 million and $9.2 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

Accounts Receivable and Allowances

Accounts receivable are stated at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts. The allowance for doubtful accounts is estimated based on historical experience, current economic conditions and the credit worthiness of customers. Receivables are charged to the allowance when determined to be no longer collectible.

Inventories

Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (“FIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $2.4 million, $1.8 million and $0.4 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Alternative Fuel Tax Credit

Throughout 2009, the Company burned alternative fuel mixtures at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. The U.S. Internal Revenue Code allows an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company has submitted refund claims totaling $147.2 million based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The Company received refunds totaling $134.8 million through the end of the year. The net impact of the tax credit is included in Restructuring and Other Special (Credits) Charges in the amount of $137.8 million for the year ended December 31, 2009 and is included in corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a rollforward of goodwill by business segment as of December 31, 2009:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Balance at December 31, 2007	$641.5	$—	$—	$641.5
Altivity Purchase Accounting	408.8	61.9	92.6	563.3

Balance at December 31, 2008	$1,050.3	$61.9	$92.6	$1,204.8

Altivity Purchase Accounting Finalization	(4.4)	—	4.8	0.4
Divesture of Businesses	—	(1.5)	(0.4)	(1.9)
Foreign Currency Effects	—	—	1.3	1.3

Balance at December 31, 2009	$1,045.9	$60.4	$98.3	$1,204.6

Retained Insurable Risks

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of FASB Accounting Standards Codificationtm (“the FASB Codification”). A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Asset retirement obligations with indeterminate settlement dates are not recorded.

International Currency

The functional currency of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Adoption of New Accounting Standards

Effective for the fourth quarter of 2009, the Company adopted new guidance as required by the Fair Value Measurements and Disclosures topic of the FASB Codification in regards to measuring liabilities at fair value. The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, the fair value of the liability must be measured using the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique, such as a present value technique, that is consistent with the principles of the Fair Value Measurements and Disclosures topic of the FASB Codification. The guidance also clarifies that no valuation adjustments are necessary regarding the existence of a restriction that prevents the transfer of the liability. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Effective for the year ended December 31, 2009, the Company implemented the additional disclosures regarding plan assets of defined benefit pension or other postretirement plans. The additional disclosures required by the Compensation — Retirement Benefits topic of the FASB Codification include a description of investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. See Note 8 — Postretirement and Other Benefits.

Effective July 1, 2009, the Company adopted the Generally Accepted Accounting Principles topic of the FASB Codification. This accounting standard establishes the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The FASB Codification was developed to organize U.S. GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. All guidance contained in the FASB Codification carries an equal level of authority. The FASB Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the FASB Codification is non-authoritative. References made to FASB guidance throughout this document have been updated, where applicable, for the FASB Codification. The exception to such referencing is with certain grandfathered accounting standards which continue to be referenced by the Company as such standards remain authoritative for past transactions that have an ongoing effect in the Company’s financial statements.

Effective in the second quarter of 2009, the Company adopted new guidance as required by the Subsequent Events topic of the FASB Codification. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company is required to disclose the date through which it has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not have an impact on the

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s financial position, results of operations or cash flows. See Note 1 — Basis of Presentation and Principles of Consolidation.

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

Effective in the first quarter of 2009, the Company implemented new disclosure enhancements as required by the Derivatives and Hedging topic of the FASB Codification. The requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. See Note 11 — Fair Value Measurement.

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

Revised guidance as required by the Intangibles — Goodwill and Other topic of the FASB Codification was adopted by the Company January 1, 2009. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset other than goodwill. This amendment was issued to improve the consistency between the useful life of a recognized intangible asset other than goodwill under the Intangibles — Goodwill and Other topic of the FASB Codification and the period of expected cash flows used to measure the fair value of the asset under the Business Combinations topic of the FASB Codification and other U.S. GAAP. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the fair value guidance integrated into the Fair Value Measurements and Disclosures topic of the FASB Codification in regards to nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FASB’s guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 11 — Fair Value Measurement.

Accounting Standards Not Yet Adopted

In December 2009, the FASB issued guidance amending the Consolidation topic of the FASB Codification in order to clarify the accounting and reporting for decreases in ownership of a subsidiary. This scope clarification will be effective for the Company in the first quarter of 2010, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued guidance to improve the disclosure requirements related to the Fair Value Measurements and Disclosures topic of the FASB Codification. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, entities are required to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial position, results of operation, or cash flows.

NOTE 2 —	SUPPLEMENTAL BALANCE SHEET DATA

Receivables, Net:

In millions	2009	2008

Trade	$356.5	$358.3
Less: Allowance	(4.6)	(3.9)

	351.9	354.4
Other	30.4	15.2

Total	$382.3	$369.6

Inventories by Major Class:

In millions	2009	2008

Finished Goods	$251.9	$301.3
Work in Progress	40.3	46.0
Raw Materials	105.2	116.5
Supplies	63.6	77.9

	461.0	541.7
Less: Allowance	(24.5)	(9.7)

Total	$436.5	$532.0

Property, Plant and Equipment, Net:

In millions	2009	2008

Property, Plant and Equipment, at Cost
Land and Improvements	$134.3	$136.2
Buildings	357.3	344.4
Machinery and Equipment	3,106.7	3,011.3
Construction-in-Progress	62.6	110.6

	3,660.9	3,602.5
Less: Accumulated Depreciation	(1,863.5)	(1,667.4)

Total	$1,797.4	$1,935.1

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets:

In millions	2009	2008

Deferred Debt Issuance Costs, Net of Amortization of $20.9 million and $19.5 million for 2009 and 2008, respectively	$34.4	$34.0
Deferred Income Tax Assets	9.4	0.4
Prepaid Benefit Cost	2.2	—
Other	12.5	15.6

Total	$58.5	$50.0

Other Accrued Liabilities:

In millions	2009	2008

Fair Value of Derivatives	$36.1	$84.3
Restructuring Reserves	7.6	19.1
Other	83.9	85.2

Total	$127.6	$188.6

NOTE 3 —	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow (Used in) Provided by Operations Due to Changes in Operating Assets and Liabilities:

In millions	2009	2008	2007

Receivables, Net	$(6.5)	$16.5	$(4.4)
Inventories	91.0	32.6	(27.0)
Prepaid Expenses	8.8	(13.7)	(11.5)
Accounts Payable	19.4	(21.4)	16.1
Compensation and Employee Benefits	12.4	(27.8)	6.6
Income Taxes	0.1	(4.8)	(0.4)
Interest Payable	(15.1)	16.5	(7.3)
Other Accrued Liabilities	(17.3)	(17.1)	(14.0)
Other Noncurrent Liabilities	5.3	0.2	6.0

Total	$98.1	$(19.0)	$(35.9)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2009	2008	2007

Interest	$219.5	$193.4	$168.3
Income Taxes	7.7	5.0	2.9

Significant noncash activities were as follows:

In millions	2009	2008	2007

Issuance of Common Stock Related to Acquisition	$—	$762.8	$—

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	ALTIVITY TRANSACTION

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

In millions

Purchase Price	$762.8
Acquisition Costs	30.3
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.7

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories	265.0
Prepaids	13.1
Property, Plant and Equipment	636.7
Intangible Assets	561.1
Other Assets	4.5

Total Assets Acquired	1,721.8

Current Liabilities, Excluding Current Portion of Long-Term Debt	253.7
Pension and Postemployment Benefits	35.3
Other Noncurrent Liabilities	35.8

Total Liabilities Assumed	324.8

Net Assets Acquired	1,397.0

Goodwill	563.7

Total Estimated Fair Value of Net Assets Acquired	$1,960.7

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has finalized plans to close certain facilities of the acquired company and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 5 — Restructuring Reserves.

The excess of the total purchase consideration over the aggregate fair value of identifiable net assets acquired was allocated to goodwill. Management believes that the portion of the total purchase consideration attributable to goodwill represents benefits expected as a result of the acquisition, including 1) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) diversification of the Company’s product line and new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system to include expanded folding carton converting operations, multi-wall bag facilities, flexible packaging facilities, ink manufacturing facilities and label facilities.

The following table shows the final allocation of goodwill by segment:

	Paperboard	Multi-wall	Specialty
In millions	Packaging	Bag	Packaging	Total

Goodwill	$404.4	$61.9	$97.4	$563.7

The Company expects to deduct approximately $430 million of goodwill for tax purposes.

The following table summarizes acquired intangibles other than goodwill:

In millions

Customer Relationships	$546.4
Non-Compete Agreements	8.2
Trademarks and Patents	7.5
Leases and Supply Contracts	(1.0)

Total Estimated Fair Value of Intangible Assets	$561.1

The fair value of intangible assets is being amortized on a straight-line basis over the remaining useful life, estimated at the date of the Altivity Transaction, of 17 years for customer relationships and four years for trademarks and patents, and over the remaining contractual period for the non-compete, lease and supply contracts. Amortization expense is estimated to be approximately $34 million for each of the next five years.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented and excludes the 2008 and 2007 results for the two coated-recycled board mills divested in September 2008. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Year Ended December 31,
In millions	2008	2007

Net Sales	$4,415.0	$4,323.3
Net Loss	(66.6)	(71.0)
Loss Per Share — Basic and Diluted	(0.19)	(0.21)

NOTE 5 —	RESTRUCTURING RESERVES

In conjunction with the Altivity Transaction, the Company formulated plans to close or exit certain production facilities of Altivity. Restructuring reserves were established for employee severance and benefit

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments, facility closure costs and equipment removal. These restructuring reserves were established in accordance with the requirements of Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were considered liabilities assumed in the Altivity Transaction. The Company has announced the closure of nine Altivity facilities, all within the Company’s paperboard packaging segment. The restructuring activities are expected to be substantially completed by December 31, 2010.

In addition, as of December 31, 2009, the Company has closed a GPC facility within the Company’s paperboard packaging segment and a bag facility within the Company’s multi-wall bag segment. Termination benefits and retention bonuses related to workforce reduction were accrued in accordance with the requirements of the Exit or Disposal Cost Obligations topic of the FASB Codification.

The amount of termination benefits recorded in 2009 and 2008 totaled $4.1 million and $1.6 million, respectively. These termination benefits are included in Restructuring and Other Special (Credits) Charges in the Consolidated Statements of Operations. The portion of the restructuring reserves expected to be settled within one year is included in Other Accrued Liabilities on the Company’s Consolidated Balance Sheets. The long-term portion of these reserves is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

The following table summarizes the transactions within the restructuring reserves:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Additions to Reserves	13.4	2.3	0.8	16.5
Cash Payments	(6.1)	(0.7)	(0.5)	(7.3)
Other Adjustments	(0.4)	(0.3)	(0.1)	(0.8)

Balance at December 31, 2008	$13.9	$9.8	$2.0	$25.7
Additions to Reserves	6.4	0.9	0.3	7.6
Cash Payments	(11.8)	(2.2)	(0.3)	(14.3)
Other Adjustments	(5.0)	(5.0)	(1.4)	(11.4)

Balance at December 31, 2009	$3.5	$3.5	$0.6	$7.6

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their originally estimated useful lives due to the facility closures. The amount of accelerated depreciation recorded in 2009 and 2008 was $9.1 million and $5.4 million respectively.

NOTE 6 —	DEBT

Short-Term Debt is composed of the following:

In millions	2009	2008

Short-Term Borrowings	$7.6	$7.2
Current Portion of Long-Term Debt	10.0	11.4

Total	$17.6	$18.6

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2009 and 2008 was 2.9% and 3.7%, respectively.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 10, 2008, the Company entered into Amendment No. 1 and Amendment No. 2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility remains in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt equals approximately LIBOR plus 237.5 basis points. In connection with the new term loan and revolver increase, the Company recorded approximately $16 million of deferred financing costs.

The Credit Agreement replaced the Company’s previous revolving credit and term loan facilities and, in 2007 in accordance with the Debt topic of the FASB Codification, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financing costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Consolidated Statements of Operations. In connection with the Credit Agreement, the Company recorded approximately $7 million of deferred financing costs. These costs, combined with the remainder of the deferred financing costs relating to the previous senior secured credit agreement, are being amortized over the term of the facilities.

On December 3, 2009, the Company entered into Amendment No. 3 to the Credit Agreement. In satisfaction of a condition precedent to the effectiveness of Amendment No. 3, the Company made a $150.0 million voluntary prepayment of the outstanding term loans under the Credit Agreement (the “Initial Term Loan Prepayment”). Amendment No. 3 increases the basket under which the Company may voluntarily redeem or repurchase prior to maturity its 9.5% Senior Subordinated Notes due 2013 from time to time outstanding by an amount equal to $37.5 million plus 75.0% of the aggregate principal amount of prepayments of the term loans under the Company’s Credit Agreement made after the effective date of Amendment No. 3 (excluding the Initial Term Loan Prepayment). As a condition precedent to any future redemption or repurchase of the notes prior to their maturity, Amendment No. 3 requires that the Company have available liquidity (defined as cash and cash equivalents on hand plus availability under the Company’s senior secured revolver) of at least $250.0 million. In connection with Amendment No. 3, the Company recorded deferred financing costs of approximately $1 million. These costs are being amortized using the effective interest method over the term of the facilities.

On June 16, 2009, the Company completed the issuance and sale of $245 million aggregate principal amount of its 9.5% Senior Notes due in 2017. The proceeds from the offering were $238.4 million after deducting the original issue discount. The proceeds were used to retire, through a tender offer, $225 million aggregate principal amount of the 8.5% Senior Notes due in 2011 and to pay applicable early tender premiums and offering expenses.

On August 5, 2009, the Company announced that it would redeem and prepay approximately $20 million in aggregate principal and interest of the 8.5% Senior Notes due in 2011. The Credit Agreement contains, among other exceptions to the restrictions on prepayment of the Senior Notes, a $20 million basket for such redemptions. The redemption occurred on September 4, 2009 (the “Redemption Date”), at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest up to, but not

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the Redemption Date. In total, $19.9 million aggregate principal amount of the 8.5% Senior Notes due in 2011 was redeemed on September 4, 2009.

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

In connection with the above retirements, the Company recorded charges of $7.1 million. The charges are reflected as Loss on Early Extinguishment of Debt in the Company’s Consolidated Statements of Operations, and consist of unamortized deferred financing costs and, in regards to the June retirement, the early tender premiums associated with the 8.5% Senior Notes due in 2011. In connection with the 9.5% Senior Notes due in 2017, the Company recorded deferred financing costs of approximately $10 million. These costs are being amortized using the effective interest method over the term of the 9.5% Senior Notes due in 2017.

Long-Term Debt is composed of the following:

In millions	2009	2008

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$—	$425.0
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.7	—
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.28% at December 31, 2009) payable through 2014	890.7	1,000.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.04% at December 31, 2009) payable through 2014	1,052.4	1,182.3
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.48% at December 31, 2009) payable in 2013	—	143.2
Other	0.8	0.8

	2,792.6	3,176.6
Less, current portion	10.0	11.4

Total	$2,782.6	$3,165.2

Long-Term Debt maturities are as follows:

In millions

2010	$10.0
2011	20.0
2012	20.8
2013	445.0
2014	1,873.1
After 2014	423.7

Total	$2,792.6

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$363.0
International Facilities	17.6	7.6	10.0

Total	$417.6	$7.6	$373.0

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $37.0 million as of December 31, 2009. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2011 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes and the 9.5% Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2009, the Company was in compliance with the financial covenant in the Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

NOTE 7 —	STOCK INCENTIVE PLANS

The Company has six equity compensation plans, but since 2004 the Company’s only plan pursuant to which new grants are made is the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (previously named the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan, the “2004 Plan”). Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based and cash awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), the Riverwood Holding, Inc. 2002 Stock Incentive Plan (“2002 SIP”), the Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan (“1996 SIP”), the Graphic Packaging Equity Incentive Plan (“EIP”), and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors (“Graphic NEDP”). Stock options and other awards granted under all of the Company’s plans

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the plans are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

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

The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2009 and the option exercise price range per plan. No options have been granted under the 2004 Plan, so this plan has been omitted from the table.

		Weighted	Shares	Weighted		Weighted Average
	Shares	Average	Subject to	Average	Exercise	Remaining
	Subject	Exercise	Exercisable	Exercise	Price	Contractual Life
Plan	to Options	Price	Options	Price	Range	in Years

2003 LTIP	684,070	$5.96	684,070	$5.96	$4.70 to $6.57	3.7
2002 SIP	2,130,754	7.88	2,130,754	7.88	7.88	2.0
1996 SIP	1,081,675	6.57	1,081,675	6.57	6.57	0.3
EIP	2,539,593	7.44	2,539,593	7.44	1.56 to 13.74	3.5
Graphic NEDP	6,000	4.29	6,000	4.29	2.88 to 7.11	0.8

Total	6,442,092	$7.28	6,442,092	$7.28	—	2.5

As of December 31, 2009 and 2008, there were 6,442,092 and 7,115,887 exercisable options, respectively.

A summary of option activity during the three years ended December 31, 2009 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding — December 31, 2006	14,886,487	6.97
Exercised	(303,640)	2.93
Canceled	(1,852,609)	4.70

Outstanding — December 31, 2007	12,730,238	7.41
Exercised	—	—
Canceled	(5,614,351)	7.66

Outstanding — December 31, 2008	7,115,887	$7.21
Exercised	—	—
Canceled	(673,795)	6.54

Outstanding — December 31, 2009	6,442,092	$7.28

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All RSUs vest and become payable in one to five years from date of grant. Upon vesting, RSUs are payable in cash and shares of common stock, based on the proportion set forth in the grant agreements.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

Shares in thousands	2009	2008	2007

RSUs — Employees	8,390	1,140	2,501
Weighted-average price per share	$0.89	$2.72	$4.76
Stock Awards — Board of Directors	651	434	50
Weighted-average price per share	$1.52	$2.28	$4.83

The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. At December 31, 2009 and 2008, the Company had 8,705,119 and 1,087,510 RSUs outstanding, respectively. The unrecognized expense at December 31, 2009 is approximately $11 million and is expected to be recognized over a weighted average period of 2 years.

The value of a stock award is based on the market value of the Company’s common stock at the date of grant. These awards are fully vested on the date of grant.

During 2009, 2008 and 2007, the Company also issued 15,607, 56,823 and 17,782 shares of phantom stock, respectively, representing compensation deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 48,653 shares in payment of employee deferred compensation.

During 2009, 2008 and 2007, $5.9 million, $6.6 million and $6.6 million, respectively, was charged to compensation expense for RSUs and stock awards. Of the amount charged to expense during 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.

NOTE 8 —	POSTRETIREMENT AND OTHER BENEFITS

DEFINED BENEFIT PLANS

The Company maintains both defined benefit pension plans and postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees in North America and their dependents. The Company maintains international defined benefit pension plans which are both noncontributory and contributory and are funded in accordance with applicable local laws. Pension or termination benefits are based primarily on years of service and the employees’ compensation.

Currently, the North American plans are closed to newly-hired salaried and non-union hourly employees. The U.K. defined benefit plan was frozen effective March 31, 2001 and replaced with a defined contribution plan.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

				Postretirement Health
	Pension Benefits			Care Benefits
	Year Ended December 31,
In millions	2009	2008	2007	2009	2008	2007

Components of Net Periodic Cost:
Service Cost	$20.5	$18.5	$14.7	$1.4	$1.3	$1.0
Interest Cost	50.5	47.5	42.4	3.3	3.1	2.5
Expected Return on Plan Assets	(41.8)	(51.3)	(45.6)	—	—	—
Amortizations:
Prior Service Cost	1.2	2.7	2.3	(0.1)	(0.2)	0.1
Actuarial Loss (Gain)	20.2	2.2	2.7	(1.2)	(0.6)	(0.1)
Curtailment Gain	(3.2)	—	—	—	—	—
Other	0.5	0.1	—	—	—	—

Net Periodic Cost	$47.9	$19.7	$16.5	$3.4	$3.6	$3.5

Certain assumptions used in determining the pension and postretirement expenses were as follows:

				Postretirement Health
	Pension Benefits			Care Benefits
	Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Weighted Average Assumptions:
Discount Rate	6.28%	6.21%	5.84%	6.27%	6.17%	5.95%
Rate of Increase in Future Compensation Levels	2.52%	2.44%	2.43%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	7.91%	7.96%	7.96%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	9.00%	9.00%	9.00%
Ultimate Health Care Cost Trend Rate(a)	—	—	—	5.00%	5.00%	5.00%
Ultimate Year(a)	—	—	—	2017	2017	2016

Note:

(a)	One of the salaried plan’s costs was capped beginning in 1999.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

			Post Retirement
			Health Care
	Pension Benefits		Benefits
In millions	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$812.1	$740.5	$57.0	$44.4
Acquisition	—	50.5	—	14.3
Service Cost	20.5	18.5	1.4	1.3
Interest Cost	50.5	47.5	3.3	3.1
Actuarial Loss (Gain)	3.2	30.0	(9.3)	0.3
Amendments	—	—	—	(1.8)
Foreign Currency Exchange	13.2	(39.0)	0.2	(0.4)
Curtailment	(3.5)	(0.5)	(0.6)	(1.7)
Settlement	(1.7)	—	—	—
Benefits Paid	(36.0)	(34.8)	(2.9)	(2.7)
Other	0.6	(0.6)	0.5	0.2

Benefit Obligation at End of Year	$858.9	$812.1	$49.6	$57.0

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$489.0	$611.8	$—	$—
Acquisition	—	32.1	—	—
Actual Return on Plan Assets	115.5	(141.7)	—	—
Employer Contributions	43.6	59.0	2.9	2.7
Foreign Currency Exchange	12.3	(36.7)	—	—
Benefits Paid	(37.7)	(34.8)	(2.9)	(2.7)
Other	(0.5)	(0.7)	—	—

Fair Value of Plan Assets at End of Year	$622.2	$489.0	$—	$—

Plan Assets Less than Projected Benefit Obligation	$(236.7)	$(323.1)	$(49.6)	$(57.0)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Asset — Prepaid Benefit Cost	$2.2	$—	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	(0.8)	(0.7)	(3.1)	(3.6)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	(238.1)	(322.4)	(46.5)	(53.4)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	189.6	278.9	(13.4)	(5.4)
Prior Service Cost (Income)	0.3	1.0	(1.3)	(1.4)

Weighted Average Calculations:
Discount Rate	6.10%	6.28%	5.93%	6.27%
Rates of Increase in Future Compensation Levels	2.19%	2.52%	—	2.50%
Initial Health Care Cost Trend Rate	—	—	8.50%	9.00%
Ultimate Health Care Cost Trend Rate(a)	—	—	5.00%	5.00%
Ultimate Year	—	—	2017	2017

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $841.3 million and $784.7 million at December 31, 2009 and 2008, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2009 and 2008, except at December 31, 2009, one plan had assets of $17.2 million and an ABO of $15.0 million.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employer Contributions

During 2009 and 2008, the Company made $43.6 million and $59.0 million, respectively, of contributions to its pension plans. The Company also made postretirement health care benefit payments of $2.9 million and $2.7 million during 2009 and 2008, respectively. For 2010, the Company expects to make contributions of $45 to $70 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2009 and 2008, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2009	2008

Cash	0.0%	1.0%	3.0%
Equity Securities	52.0	53.4	50.5
Fixed Income Securities	42.0	40.2	46.5
Other Investments	6.0	5.4	—

Total	100.0%	100.0%	100.0%

The plans’ investment in equity securities primarily includes investments in U.S. and international companies of varying sizes and industries. The strategy of these investments is to 1) exceed the return of an appropriate benchmark for such equity classes and 2) through diversification, reduce volatility while enhancing long term real growth.

The plans’ investment in fixed income securities includes government bonds, investment grade bonds and non-investment grade bonds across a broad and diverse issuer base. The strategy of these investments is to provide income and stability and to diversify the fixed income exposure of the plan assets, thereby reducing volatility.

The Company’s approach to developing the expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2009:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category:
Cash	$6.1	$6.1	$—	$—
Equity securities:
Domestic	227.5	227.5	—	—
Foreign	104.9	104.9	—	—
Fixed income securities:
Government securities(a)	97.7	—	97.7	—
Investment grade fixed income securities(b)	89.3	—	89.3	—
Non-investment grade fixed income securities(c)	62.7	62.7	—	—
Other Investments:
Real estate(d)	11.4	11.4	—	—
Diversified Growth fund(e)	22.6	22.6	—	—

Total	$622.2	$435.2	$187.0	$—

Notes:

(a)	This category includes U.S. Treasury inflation protected securities (“TIPS”) as well as index linked U.K. government gilts.

(b)	This category focuses on high-quality, investment grade fixed income securities, while managing risk relative to the Barclays Capital Aggregate Bond Index.

(c)	This category represents non-investment grade bonds like high-yield bonds.

(d)	This category represents investments in real estate funds which are traded daily on a public exchange.

(e)	The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange) and advanced techniques from across the globe, seeking to achieve returns through active asset allocation over a three to five year horizon.

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2009 data:

	One Percentage Point
In millions	Increase	Decrease

Health Care Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.3	$(0.3)
Effect on Year-End Postretirement Benefit Obligation	$3.7	$(3.5)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2019:

		Postretirement Health
In millions	Pension Plans	Care Benefits

2010	$41.4	$3.6
2011	43.1	3.8
2012	45.8	3.8
2013	48.8	4.0
2014	51.6	4.2
2015 — 2019	305.0	23.8

Amounts Expected to Be Recognized in Net Periodic Benefit Costs in 2010

During 2010, amounts expected to be recognized in Net Periodic Benefit Costs are as follows:

		Postretirement
	Pension	Health Care	Postemployment
In millions	Benefits	Benefits	Benefits(a)

Recognition of Prior Service Cost	$0.5	$(0.2)	$—
Recognition of Actuarial Loss (Gain)	9.3	(1.6)	0.5

Note:

(a)	The Company maintains postemployment benefits for U.S. employees. Certain benefits are based on years of service. In 2009, the Company recorded a net actuarial gain of $3.2 to Accumulated Other Comprehensive Loss.

Multi-Employer Plan

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense for these plans for the years ended December 31, 2009 and 2008 were $8.3 million and $5.8 million, respectively. The multi-employer plans were assumed as part of the Altivity Transaction.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2009, 2008 and 2007 were $20.2 million, $17.6 million and $8.2 million, respectively. Contributions for the year ended December 31, 2008 includes $8.6 million for Altivity since the acquisition.

NOTE 9 —	INCOME TAXES

The U.S. and international components of Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2009	2008	2007

U.S.	$85.8	$(74.5)	$(26.3)
International	(6.6)	9.0	0.2

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	$79.2	$(65.5)	$(26.1)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for Income Tax Expense on Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2009	2008	2007

Current (Expense) Benefit
U.S.	$0.1	$(0.4)	$0.2
International	(4.6)	(6.0)	(5.1)

Total Current	(4.5)	(6.4)	(4.9)
Deferred (Expense) Benefit
U.S.	(31.4)	(28.3)	(19.6)
International	11.8	0.3	0.6

Total Deferred	(19.6)	(28.0)	(19.0)

Income Tax Expense	$(24.1)	$(34.4)	$(23.9)

A reconciliation of Income Tax Expense on Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company’s actual Income Tax Expense is as follows:

	Year Ended December 31,
In millions	2009	Percent	2008	Percent	2007	Percent

Income Tax (Expense) Benefit at U.S. Statutory Rate	$(27.7)	35.0%	$22.9	35.0%	$9.1	35.0%
U.S. State and Local Tax (Expense) Benefit	(4.2)	5.3	2.0	3.0	0.9	3.5
Change in Valuation Allowance	37.8	(47.7)	(30.8)	(47.0)	(9.1)	(35.1)
International Tax Rate Differences	0.1	(0.1)	—	—	(2.8)	(10.7)
Amortization of Goodwill	(31.6)	39.9	(29.4)	(44.9)	(19.6)	(75.0)
Foreign Withholding Tax	(0.1)	0.1	(0.1)	(0.2)	(0.1)	(0.3)
Adjustment to Tax Contingencies	(0.1)	0.1	(0.1)	(0.1)	(2.0)	(7.5)
Other	1.7	(2.2)	1.1	1.7	(0.3)	(1.3)

Income Tax Expense	$(24.1)	30.4%	$(34.4)	(52.5)%	$(23.9)	(91.4)%

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2009	2008

Current Deferred Income Tax Assets:
Compensation Based Accruals	$34.9	$31.5
Other	16.2	16.5
Valuation Allowance	(16.4)	(16.8)

Net Current Deferred Income Tax Assets	$34.7	$31.2

Noncurrent Deferred Income Tax Assets & Liabilities:
Net Operating Loss Carryforwards	$537.5	$575.0
Postretirement Benefits	90.3	128.9
Tax Credits	12.7	13.5
Other	59.3	54.9
Valuation Allowance	(239.1)	(287.5)
Property, Plant and Equipment	(269.6)	(284.2)
Goodwill	(188.3)	(156.7)
Other Intangibles	(220.3)	(231.3)

Net Noncurrent Deferred Income Tax Assets & Liabilities	$(217.5)	$(187.4)

Net Deferred Income Tax Liability	$(182.8)	$(156.2)

The Company has reviewed the net deferred income tax assets as of December 31, 2009 and 2008, respectively, and determined that it is more likely than not that some or all of the net deferred income tax assets will not be realized. The valuation allowance of $255.5 million and $304.3 million at December 31, 2009 and 2008, respectively, is maintained on the remaining net deferred income tax assets for which the Company has not determined that realization is more likely than not. Of the total valuation allowance, $26.1 million relates to foreign jurisdictions and the remaining $229.4 million relates to the U.S. The need for a valuation allowance is made on a country-by-country basis, and the amount of the valuation allowance has changed as of December 31, 2009 over 2008 primarily due to operating activities in various countries in 2009 and changes in deferred income tax balances. As of December 31, 2009, the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred income tax assets related primarily to the Company’s Brazil, China, France, Germany, and U.S. operations.

The U.S. federal net operating loss carryforwards expire as follows:

In millions

2012	$250.0
2018	295.0
2019	196.8
2021	144.2
2022	72.1
2023	122.0
2025	24.2
2026	94.6
2028	140.0

Total	$1,338.9

U.S. state net operating loss carryforward amounts total $1.2 billion and expire in various years.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International net operating loss carryforward amounts total $97.5 million, of which substantially all have no expiration date.

As of December 31, 2009, the Company, in accordance with the Income Taxes topic of the FASB Codification, has determined that $83.8 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $32.0 million. As of December 31, 2008, the Company had determined that $68.4 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $30.5 million. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2009	2008	2007

Balance at January 1,	$1.4	$1.4	$4.1
Additions for tax positions of prior years	0.1	0.1	2.6
Reductions for tax positions of prior years	—	—	(1.4)
Settlements	—	—	(4.4)
Effect of Exchange Rate Changes	—	(0.1)	0.5

Balance at December 31,	$1.5	$1.4	$1.4

At December 31, 2009, the gross unrecognized tax benefits of $1.5 million, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had $0.2 million and $0.1 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

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

The Company is exposed to fluctuations in interest rates on its variable debt, fluctuations in foreign currency transaction cash flows and variability in cash flows attributable to certain commodity purchases. The Company actively monitors these fluctuations and periodically uses derivatives and other financial instruments to hedge exposures to interest rate, currency and commodity risks. The Company’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2009, the Company had interest rate swap agreements with a notional amount of $2,170.0 million, including $400.0 million in forward starting interest rate swaps, which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 5.06% and receive the three-month LIBOR rates.

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

During 2008, the Company recorded a favorable fair value adjustment of $10.4 million to income for an interest rate swap assumed in the Altivity Transaction. During the fourth quarter 2009, the Company recorded a non-cash credit to interest expense of $13.8 million related to this interest rate swap. The Company should have been amortizing the fair value of the swap as of the date of hedge designation on a straight line basis to reduce interest expense since August 2008. The effect on prior periods was not material to the consolidated financial statements in those periods. The swap expired in January 2010.

During 2009 and 2008, there were minimal amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for approximately 52% of its expected natural gas usage through 2010 with a weighted average contractual rate of $5.68 per one million British Thermal Units. Such contracts are designated as cash flow hedges. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2009 and 2008, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At December 31, 2009 and 2008, multiple forward exchange contracts existed that expire on various dates throughout 2010. Those purchased forward exchange contracts outstanding at December 31, 2009 and 2008, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2009 and 2008, respectively, had notional amounts totaling $60.6 million and $80.8 million.

No amounts were reclassified to earnings during 2009 and 2008 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2009 and 2008.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2009 and 2008, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2009 and 2008, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2009 and 2008, respectively, had net notional amounts totaling $10.1 million and $4.4 million. Generally, unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding unrealized gains and losses recognized on these accounts receivable.

Foreign Currency Movement Effect

Net international currency exchange (gains) losses included in determining Income from Operations for the years ended December 31, 2009, 2008 and 2007 were $(0.8) million, $10.7 million and $(1.3) million, respectively.

NOTE 11 —	FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted the fair value guidance integrated into the Fair Value Measurements and Disclosures topic of the FASB Codification in regards to financial assets and financial liabilities. The FASB delayed the effective date of the guidance related to nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which the Company subsequently adopted as of January 1, 2009. Nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

The FASB’s guidance defines fair value, establishes a framework for measuring fair value and expands the fair value disclosure requirements. The accounting guidance applies to accounting pronouncements that require or permit fair value measurements. It indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The guidance defines fair value based upon an exit price model, whereby fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance clarifies that fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

In adopting the requirements of the Fair Value Measurements and Disclosures topic, the Company has determined that its financial assets and financial liabilities include derivative instruments which are carried at fair value and are valued using Level 2 inputs in the fair value hierarchy.

Valuation Hierarchy

The Fair Value Measurements and Disclosures topic establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs — quoted prices (unadjusted) in active markets for identical assets or liabilities.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 inputs — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 inputs — unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s derivative instruments as of December 31, 2009 is as follows:

		Derivative		Derivative
		Assets		Liabilities
	Balance Sheet	December 31,	Balance Sheet	December 31,
In millions	Location	2009	Location	2009

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$0.3	Other Accrued Liabilities	$—
Foreign Currency Contracts	Other Current Assets	1.0	Other Accrued Liabilities	—
Interest Rate Swap Agreements	Other Current Assets	—	Other Accrued Liabilities	(36.1)

Total Derivative Contracts		$1.3		$(36.1)

As of December 31, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2009 and 2008 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,762.6 million and $2,438.5 million as compared to the carrying amounts of $2,792.6 million and $3,176.6 million as of December 31, 2009 and 2008, respectively. The fair value of Long-Term Debt is based on quoted market prices.

Effect of Derivative Instruments

The effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2009 is as follows:

	Amount of Loss (Gain)	Location		Location	Amount of (Gain) Loss
	Recognized in	in Statement of	Amount of Loss (Gain)	in Statement of	Recognized in
	Accumulated Other	Operations	Recognized in Statement of	Operations	Statement of
	Comprehensive Income	(Effective	Operations	(Ineffective	Operations
In millions	(Loss)	Portion)	(Effective Portion)	Portion)	(Ineffective Portion)

Commodity Contracts	$15.5	Cost of Sales	$43.0	Cost of Sales	$(0.8)
Foreign Currency Contracts	(2.2)	Other (Income) Expense, Net	(0.5)	Other (Income) Expense, Net	—
Interest Rate Swap Agreements	29.1	Interest Expense	33.3	Interest Expense	0.1

Total	$42.4		$75.8		$(0.7)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the year ended December 31, 2009 is as follows:

Amount of Loss
	Location in	Recognized in
	Statement of	Statement of
In millions	Operations	Operations

Foreign Currency Contracts	Other (Income) Expense, Net	$3.8

Accumulated Derivative Instruments (Loss) Gain

The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included in Accumulated Other Comprehensive Loss in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2009	2008	2007

Balance at January 1	$(68.5)	$(7.9)	$(5.4)
Reclassification to earnings	75.8	10.2	9.3
Current period change in fair value	(42.4)	(70.8)	(11.8)

Balance at December 31	$(35.1)	$(68.5)	$(7.9)

At December 31, 2009, the Company expects to reclassify $3.4 million of losses in 2010 from Accumulated Derivative Instruments Loss (Gain) to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 12 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended December 31,
	2009			2008			2007
	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
In millions	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Derivative Instruments Gain (Loss)	$33.4	$—	$33.4	$(60.6)	$—	$(60.6)	$(2.5)	$—	$(2.5)
Currency Translation Adjustment	7.8	—	7.8	(15.1)	—	(15.1)	4.6	—	4.6
Pension Benefit Plans	90.0	1.7	91.7	(212.2)	—	(212.2)	25.2	—	25.2
Postretirement Benefit Plans	7.9	(0.3)	7.6	2.4	—	2.4	3.3	—	3.3
Postemployment Benefit Plans	3.9	—	3.9	1.2	—	1.2	1.5	—	1.5

Accumulated Other Comprehensive Income (Loss)	$143.0	$1.4	$144.4	$(284.3)	$—	$(284.3)	$32.1	$—	$32.1

The balances of Accumulated Other Comprehensive Income (Loss), net of applicable taxes are as follows:

	December 31,
In millions	2009	2008

Accumulated Derivative Instruments Loss	$(35.1)	$(68.5)
Currency Translation Adjustment	(5.4)	(13.2)
Pension Benefit Plans	(188.2)	(279.9)
Postretirement Benefit Plans	14.4	6.8
Postemployment Benefit Plans	0.5	(3.4)

Accumulated Other Comprehensive Loss	$(213.8)	$(358.2)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	IMPAIRMENT

In accordance with the Property, Plant, and Equipment topic of the FASB Codification, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.

During 2009, the Company recognized an impairment charge of $11.5 million relating to a flexible packaging plant located in Ontario, Canada. A current year operating loss, as well as the projection of continuing losses, led the Company to test the plant’s long-lived assets for impairment. Fair value was determined using an income approach based on management’s assumptions and a market approach based on comparable sales of similar assets. The impairment charge is included as a component of Restructuring and Other Special (Credits) Charges on the Consolidated Statements of Operations and is a component of the Company’s specialty packaging segment.

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

In 2008, the Company determined an additional $0.9 million environmental reserve related to GP-Sweden was necessary and recorded this in discontinued operations within the Company’s Consolidated Statements of Operations.

The long-lived assets of GP-Sweden comprised operations and cash flows that could be distinguished from the rest of the Company. Since these cash flows have been eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for discontinued operations is as follows:

	Year Ended December 31,
In millions	2008	2007

Net Sales	$—	$83.4
Loss before Income Taxes	(0.9)	(33.4)

GP-Sweden was included in the paperboard packaging segment and the Europe geographic area.

NOTE 15 —	ENVIRONMENTAL AND LEGAL MATTERS

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s financial position, results of operations or cash flows, although the Company is not currently aware of any required compliance initiatives that are expected to require material expenditures. Any failure to comply with environmental or health and safety laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.

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

On October 8, 2007, the Company received a notice from the United States Environmental Protection Agency (the “EPA”) indicating that it is a potentially responsible party for the remedial investigation and feasibility study to be conducted at the Devil’s Swamp Lake site in East Baton Rouge Parish, Louisiana. The Company believes it is a de minimis contributor to the site and expects to enter into negotiations with the EPA and other potentially responsible parties regarding its potential responsibility and liability, but it is too early in the investigation process to quantify possible costs with respect to such site.

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historical usage that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

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

The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal options. At December 31, 2009, total minimum rental payments under these leases were as follows:

In millions	At December 31,

2010	$42.3
2011	36.0
2012	27.1
2013	16.8
2014	11.5
Thereafter	25.6

Total	$159.3

Total rental expense was approximately $40 million, $42 million and $17 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2014. At December 31, 2009, total commitments under these contracts were as follows:

In millions	At December 31,

2010	$116.5
2011	85.1
2012	80.6
2013	59.2
2014	58.1
Thereafter	208.1

Total	$607.6

NOTE 17 —	RELATED PARTY TRANSACTIONS

MillerCoors Brewing Company, a newly formed joint venture between Molson Coors Brewing Company (formerly known as the Adolph Coors Company) and SABMiller, accounted for approximately $260 million of the Company’s Net Sales for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, Molson Coors Brewing Company (or its predecessor, Coors Brewing Company) accounted for approximately $87 million and $85 million, respectively, of the Company’s Net Sales. For the year ended December 31, 2008, SABMiller accounted for approximately $132 million of the Company’s Net Sales. The Company continues to sell packaging products to MillerCoors Brewing Company. The supply agreement with MillerCoors Brewing Company has been extended until March 2010 and is currently being negotiated. Mr. Jeffrey H. Coors, a member of the Company’s Board of Directors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989. Together with family members and related trusts, Mr. Coors owns a significant interest in Molson Coors Brewing Company.

On October 16, 2007, the Company sold an indirect wholly-owned subsidiary to a purchaser affiliated with Jeffrey H. Coors. See Note 14 — Discontinued Operations.

NOTE 18 —	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

As a result of the Altivity Transaction, the Company’s reporting segments were revised as follows: the Company’s containerboard/other were combined into the paperboard packaging segment and additionally, two new segments were created, multi-wall bag and specialty packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations. The Company’s reportable

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described above in Note 1 — Nature of Business and Summary of Significant Accounting Policies.

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

The specialty packaging business segment primarily includes flexible packaging, label solutions and laminations. This segment converts a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.

Prior year segment results have been reclassified for the allocation of certain corporate costs and assets.

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2009, 2008 or 2007.

Business segment information is as follows:

	Year Ended December 31,
In millions	2009	2008	2007

NET SALES:
Paperboard Packaging	$3,423.5	$3,377.4	$2,340.6
Multi-wall Bag	471.6	478.1	80.6
Specialty Packaging	200.7	223.9	—

Total	$4,095.8	$4,079.4	$2,421.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$288.3	$220.9	$177.8
Multi-wall Bag	3.9	25.9	6.3
Specialty Packaging	(1.4)	9.6	—
Corporate(a)	(8.1)	(106.5)	(32.9)

Total	$282.7	$149.9	$151.2

CAPITAL EXPENDITURES:
Paperboard Packaging	$107.8	$145.6	$92.3
Multi-wall Bag	7.3	9.8	1.6
Specialty Packaging	1.3	2.4	—
Corporate	13.5	25.5	2.0

Total	$129.9	$183.3	$95.9

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$252.7	$224.9	$180.5
Multi-wall Bag	26.1	15.2	1.8
Specialty Packaging	14.8	10.0	—
Corporate	11.8	14.2	7.3

Total	$305.4	$264.3	$189.6

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
In millions	2009	2008

ASSETS AT DECEMBER 31:
Paperboard Packaging	$3,654.2	$3,903.3
Multi-wall Bag	585.4	598.9
Specialty Packaging	270.8	315.6
Corporate(b)	191.4	165.3

Total	$4,701.8	$4,983.1

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2009	2008	2007

NET SALES:
U.S./Canada	$3,871.6	$3,842.6	$2,122.9
Central/South America	69.7	55.1	29.0
Europe	163.5	197.6	282.1
Asia Pacific	121.6	112.7	136.3
Eliminations(c)	(130.6)	(128.6)	(149.1)

Total	$4,095.8	$4,079.4	$2,421.2

In millions	2009	2008

ASSETS AT DECEMBER 31:
U.S./Canada	$4,232.7	$4,550.5
Central/South America	70.1	52.2
Europe	157.6	165.0
Asia Pacific	50.0	50.1
Corporate	191.4	165.3

Total	$4,701.8	$4,983.1

Notes:

(a)	Primarily consists of unallocated general corporate expenses and costs associated with the combination with Altivity.

(b)	Corporate assets are principally cash and equivalents, other current assets, deferred income tax assets, deferred debt issue costs and a portion of property, plant and equipment.

(c)	Represents primarily the elimination of intergeographic sales between the Company’s U.S., Europe, Asia Pacific and Central/South America operations.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 —	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2009 and 2008 are shown below.

	2009
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$1,019.2	$1,043.8	$1,054.2	$978.6	$4,095.8
Gross Profit	126.3	142.1	146.4	113.8	528.6
Restructuring and Other Special (Credits) Charges	14.9	(20.9)	(23.9)	(23.2)	(53.1)
Income from Operations	33.1	88.0	97.5	64.1	282.7
Net Income (Loss)	(28.2)	19.6	33.2	31.8	56.4
Income (Loss) Per Share — Basic and Diluted	(0.08)	0.06	0.10	0.09	0.16

	2008
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$724.3	$1,141.7	$1,165.7	$1,047.7	$4,079.4
Gross Profit	86.6	143.6	150.4	111.7	492.3
Restructuring and Other Special Charges	9.8	(2.8)	7.4	18.8	33.2
Income from Operations	25.5	61.9	52.5	10.0	149.9
Loss from Continuing Operations	(23.3)	(4.3)	(13.5)	(57.7)	(98.8)
Loss from Discontinued Operations, Net of Taxes	—	—	(0.9)	—	(0.9)
Net Loss	(23.3)	(4.3)	(14.4)	(57.7)	(99.7)
Loss Per Share — Basic and Diluted:
Continuing Operations	(0.10)	(0.01)	(0.04)	(0.17)	(0.31)
Discontinued Operations	—	—	(0.00)	—	(0.00)
Total	(0.10)	(0.01)	(0.04)	(0.17)	(0.32)

NOTE 20 —	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2009	2008	2007

Net Income (Loss)	$56.4	$(99.7)	$(74.6)

Weighted Average Shares:
Basic	343.1	315.8	201.8
Stock Awards	1.5	—	—

Diluted	344.6	315.8	201.8

Earnings Per Share — Basic and Diluted	$0.16	$(0.32)	$(0.37)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
	2009	2008	2007

Employee Stock Options	6,290,080	—	—
Restricted Stock Awards	557,293	—	—

Total	6,847,373	—	—

NOTE 21 —	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

This disclosure is required because certain subsidiaries of Altivity became guarantors of GPII debt securities on March 10, 2008, the date of the closing of the Altivity Transaction.

These consolidating financial statements reflect GPHC and GPC (collectively “the Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries. The nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	Year Ended December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$3,312.4	$514.8	$399.2	$(130.6)	$4,095.8
Cost of Sales	—	2,869.6	457.8	373.3	(133.5)	3,567.2
Selling, General and Administrative	—	242.4	35.8	27.1	—	305.3
Research, Development and Engineering	—	4.6	2.4	0.2	—	7.2
Other Income, Net	—	(0.1)	(6.0)	(7.4)	—	(13.5)
Restructuring and Other Special (Credits) Charges	—	(66.1)	—	13.0	—	(53.1)

Income (Loss) from Operations	—	262.0	24.8	(7.0)	2.9	282.7
Interest Expense, Net	—	(194.5)	0.2	(2.1)	—	(196.4)
Loss on Early Extinguishment of Debt	—	(7.1)	—	—	—	(7.1)

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	—	60.4	25.0	(9.1)	2.9	79.2
Income Tax (Expense) Benefit	—	(31.5)	0.6	6.8	—	(24.1)

Income (Loss) before Equity in Net Earnings of Affiliates	—	28.9	25.6	(2.3)	2.9	55.1
Equity in Net Earnings of Affiliates	—	—	—	1.3	—	1.3
Equity in Net Earnings of Subsidiaries	56.4	27.5	(1.9)	—	(82.0)	—

Net Income (Loss)	$56.4	$56.4	$23.7	$(1.0)	$(79.1)	$56.4

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$2,380.3	$1,404.6	$423.1	$(128.6)	$4,079.4
Cost of Sales	—	2,119.7	1,212.9	384.1	(129.6)	3,587.1
Selling, General and Administrative	—	164.6	105.0	29.3	—	298.9
Research, Development and Engineering	—	7.5	—	0.5	—	8.0
Other (Income) Expense, Net	—	(1.4)	4.2	(0.5)	—	2.3
Restructuring and Other Special Charges (Credits)	—	33.2	—	—	—	33.2

Income from Operations	—	56.7	82.5	9.7	1.0	149.9
Interest (Expense) Income, Net	—	(212.6)	1.3	(4.1)	—	(215.4)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	—	(155.9)	83.8	5.6	1.0	(65.5)
Income Tax Expense	—	(27.6)	(2.8)	(4.0)	—	(34.4)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(183.5)	81.0	1.6	1.0	(99.9)
Equity in Net Earnings of Affiliates	—	—	—	1.1	—	1.1
Equity in Net Earnings of Subsidiaries	(99.7)	84.7	2.2	—	12.8	—

(Loss) Income from Continuing Operations	(99.7)	(98.8)	83.2	2.7	13.8	(98.8)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	—	—	(0.9)

Net (Loss) Income	$(99.7)	$(99.7)	$83.2	$2.7	$13.8	$(99.7)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$124.3	$—	$25.5	$—	$149.8
Receivables, Net	—	266.0	41.6	74.7	—	382.3
Inventories, Net	—	333.2	56.8	46.5	—	436.5
Deferred Income Tax Assets	—	34.4	—	0.3	—	34.7
Intercompany	1.8	158.7	(96.1)	(64.4)	—	—
Other Current Assets	—	13.8	0.7	3.5	—	18.0

Total Current Assets	1.8	930.4	3.0	86.1	—	1,021.3
Property, Plant and Equipment, Net	—	1,594.9	139.1	63.6	(0.2)	1,797.4
Investment in Consolidated Subsidiaries	727.0	184.2	(0.2)	123.2	(1,034.2)	—
Goodwill	—	1,171.9	—	32.7	—	1,204.6
Other Assets	—	649.2	0.7	28.6	—	678.5

Total Assets	$728.8	$4,530.6	$142.6	$334.2	$(1,034.4)	$4,701.8

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$10.0	$—	$7.6	$—	$17.6
Accounts Payable	—	274.1	37.4	39.3	—	350.8
Other Accrued Liabilities	—	210.9	49.5	15.5	—	275.9

Total Current Liabilities	—	495.0	86.9	62.4	—	644.3
Long-Term Debt	—	2,782.6	—	—	—	2,782.6
Deferred Income Tax Liabilities	—	221.7	0.9	4.3	—	226.9
Other Noncurrent Liabilities	—	304.3	—	14.9	—	319.2

Total Liabilities	—	3,803.6	87.8	81.6	—	3,973.0

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	728.8	727.0	54.8	252.6	(1,034.4)	728.8

Total Liabilities and Shareholders’ Equity	$728.8	$4,530.6	$142.6	$334.2	$(1,034.4)	$4,701.8

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$170.8	$(7.5)	$6.8	$—	$170.1
Receivables, Net	—	233.4	56.1	80.1	—	369.6
Inventories, Net	—	397.0	82.8	55.2	(3.0)	532.0
Intercompany	(1.0)	292.5	(178.3)	(113.2)	—	—
Other Current Assets	—	50.7	1.1	5.1	—	56.9

Total Current Assets	(1.0)	1,144.4	(45.8)	34.0	(3.0)	1,128.6
Property, Plant and Equipment, Net	—	1,699.4	157.8	78.1	(0.2)	1,935.1
Investment in Consolidated Subsidiaries	526.2	68.7	4.1	107.9	(706.9)	—
Goodwill	—	1,230.6	(25.4)	(1.1)	0.7	1,204.8
Other Assets	—	705.8	1.4	7.4	—	714.6

Total Assets	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$11.9	$—	$6.7	$—	$18.6
Accounts Payable	—	250.0	47.8	35.6	—	333.4
Other Accrued Liabilities	—	302.6	17.2	13.7	0.1	333.6

Total Current Liabilities	—	564.5	65.0	56.0	0.1	685.6
Long-Term Debt	—	3,165.2	—	—	—	3,165.2
Deferred Income Tax Liabilities	—	184.3	0.9	2.6	—	187.8
Other Noncurrent Liabilities	—	408.7	0.1	10.6	(0.1)	419.3

Total Liabilities	—	4,322.7	66.0	69.2	—	4,457.9

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	525.2	526.2	26.1	157.1	(709.4)	525.2

Total Liabilities and Shareholders’ Equity	$525.2	$4,848.9	$92.1	$226.3	$(709.4)	$4,983.1

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$56.4	$56.4	$23.7	$(1.0)	$(79.1)	$56.4
Noncash Items Included in Net Income (Loss):
Depreciation and Amortization	—	271.5	23.1	10.8	—	305.4
Amortization of Deferred Debt Issuance Costs	—	8.5	—	—	—	8.5
Deferred Income Taxes	—	31.4	—	(11.8)	—	19.6
Amount of Postemployment
Expense Greater (Less) Than Funding	—	10.0	—	(5.3)	—	4.7
Impairment Charges/ Asset Write-Offs	—	3.1	2.7	11.8	—	17.6
Equity in Subsidiaries	(56.4)	(27.5)	1.9	—	82.0	—
Other, Net	—	(7.4)	—	—	—	(7.4)
Changes in Operating Assets and Liabilities	—	126.4	(44.9)	19.5	(2.9)	98.1

Net Cash Provided by Operating Activities	—	472.4	6.5	24.0	—	502.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(115.5)	(8.2)	(6.2)	—	(129.9)
Proceeds from Sales of Assets, Net of
Selling Costs	—	—	9.8	—	—	9.8
Other, Net	—	(3.4)	(0.6)	—	—	(4.0)

Net Cash (Used in) Provided by Investing Activities	—	(118.9)	1.0	(6.2)	—	(124.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	423.8	—	—	—	423.8
Payments on Debt	—	(664.5)	—	—	—	(664.5)
Borrowings under Revolving Credit Facilities	—	105.9	—	—	—	105.9
Payments on Revolving Credit Facilities	—	(249.1)	—	—	—	(249.1)
Debt Issuance Costs and Early Tender Premiums	—	(16.1)	—	—	—	(16.1)
Other, Net	—	—	—	0.8	—	0.8

Net Cash (Used in) Provided by Financing Activities	—	(400.0)	—	0.8	—	(399.2)
Effect of Exchange Rate Changes on Cash	—	—	—	0.1	—	0.1

Net (Decrease) Increase in Cash and Cash Equivalents	—	(46.5)	7.5	18.7	—	(20.3)
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$124.3	$—	$25.5	$—	$149.8

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(99.7)	$(99.7)	$83.2	$2.7	$13.8	$(99.7)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	208.4	46.7	9.2	—	264.3
Deferred Income Taxes	—	19.4	8.1	0.5	—	28.0
Amount of Postemployment Expense Less Than Funding	—	(33.4)	—	(5.0)	—	(38.4)
Amortization of Deferred Debt Issuance Costs	—	7.9	—	—	—	7.9
Inventory Step Up Related to Altivity	—	—	24.4	—	—	24.4
Impairment Charges/Asset Write-offs	—	15.0	(0.2)	0.1	—	14.9
Equity in Net Loss (Earnings) of Subsidiaries, Net of Dividends	99.7	(84.7)	(2.2)	—	(12.8)	—
Other, Net	—	2.3	(0.9)	0.4	—	1.8
Changes in Operating Assets and Liabilities	—	117.2	(135.0)	(0.2)	(1.0)	(19.0)

Net Cash Provided by Operating Activities	—	152.4	24.1	7.7	—	184.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(141.4)	(31.6)	(10.3)	—	(183.3)
Acquisition Costs Related to Altivity	—	(30.3)	—	—	—	(30.3)
Cash Acquired Related to Altivity	—	60.2	—	—	—	60.2
Proceeds from Sales of Assets, Net of Selling Costs	—	20.3	—	—	—	20.3
Other, Net	—	(10.7)	—	—	—	(10.7)

Net Cash Used in Investing Activities	—	(101.9)	(31.6)	(10.3)	—	(143.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,200.0	—	—	—	1,200.0
Payments on Debt	—	(1,195.9)	—	—	—	(1,195.9)
Borrowings under Revolving Credit Facilities	—	985.8	—	—	—	985.8
Payments on Revolving Credit Facilities	—	(853.4)	—	—	—	(853.4)
Debt Issuance Costs	—	(16.3)	—	—	—	(16.3)
Other, Net	—	—	—	(0.4)	—	(0.4)

Net Cash Provided by (Used in) Financing Activities	—	120.2	—	(0.4)	—	119.8
Effect of Exchange Rate Changes on Cash	—	—	—	0.6	—	0.6

Net Increase (Decrease) in Cash and Cash Equivalents	—	170.7	(7.5)	(2.4)	—	160.8
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	9.2	—	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$170.8	$(7.5)	$6.8	$—	$170.1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying Consolidated Balance Sheets of Graphic Packaging Holding Company as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 to the financial statements, in 2008 the Company changed its method of accounting for fair value for all financial assets and liabilities and non-financial assets and liabilities measured at fair value on a recurring basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Atlanta, Georgia
February 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2009 and 2008 and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2009 of Graphic Packaging Holding Company, and our report dated February 23, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Atlanta, Georgia
February 23, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Holding Company:

In our opinion, the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2007 present fairly, in all material respects, the results of operations and cash flows of Graphic Packaging Holding Company (formerly known as Graphic Packaging Corporation) and its subsidiaries, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2007 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2008, except for the change in the composition of reportable segments discussed in Note 18 as to which the date is March 4, 2009

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.) Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2009.

Exhibit
Number	Description

2.3	Transaction Agreement and Agreement and Plan of Merger dated as of July 9, 2007, by and among the Company, Bluegrass Container Holdings, LLC, TPG Bluegrass IV, L.P., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P., TPG FOF V — B, L.P., BCH Management, LLC, Field Holdings, Inc., New Giant Corporation and Giant Merger Sub, Inc. Filed as Exhibit 2.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of New Giant Corporation. Filed as Exhibit 3.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Graphic Packaging Holding Company. Filed as Exhibit 3.2 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
3.3	Certificate of Designation Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.1	Stockholders Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P. and TPG FOF V — B, L.P., and Field Holdings, Inc. Filed as Annex E to New Giant Corporation’s Registration Statement on Form S-4 filed on August 31, 2007, as amended and incorporated herein by reference.

Exhibit
Number	Description

4.2	Registration Rights Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on Schedule I thereto as Family Stockholders, any of the persons listed on Schedule I thereto as “Astros Stockholders,” Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V. L.P., TPG Bluegrass V, Inc., TPB Bluegrass V — AIV 2, L.P., BCH Management, LLC, TPG FOF V — A, L.P., TPG FOF V — B., L.P. Filed as Annex F to New Giant Corporation’s Registration Statement on Form S-4 filed on August 31, 2007, as amended and incorporated herein by reference.
4.3	Rights Agreement entered into between Graphic Packaging Holding Company and Wells Fargo Bank, National Association. Filed as Exhibit 4.3 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.4	Indenture, dated as of June 16, 2009, among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2017 of Graphic Packaging International, Inc. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on June 18, 2009 and incorporated herein by reference.
4.5	Registration Rights Agreement entered into between Graphic Packaging Holding Company and Banc of America Securities LLC, J.P. Morgan Securities and Goldman, Sachs & Co. Filed as Exhibit 4.2 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on June 18, 2009 and incorporated herein by reference.
4.6	Supplemental Indenture, dated as of August 20, 2009, among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2017 of Graphic Packaging International, Inc. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated herein by reference.
4.7	Registration Rights Agreement entered into between Graphic Packaging Holding Company and Banc of America Securities LLC. Filed as Exhibit 4.2 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated herein by reference.
4.8	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Graphic Packaging Corporation and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.5% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.9	Form of 9.5% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.5% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.10	Supplemental Indenture in Respect of Note Guarantee (9.5% Senior Subordinated Notes due 2013) dated as of March 10, 2008 among Bluegrass Container Holding, LLC and its subsidiaries, Graphic Packaging Holding Company, Graphic Packaging International, Inc., Graphic Packaging Corporation and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.11	Voting Agreement dated as of July 9, 2007, by and among Bluegrass Container Holdings, LLC, the persons listed on the signature pages thereto as a Family Stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and, solely for the purposes of Section 5.2 thereof, New Giant Corporation. Filed as Exhibit 10.1 to New Giant Corporation’s Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.

Exhibit
Number		Description

10.1		$1,355,000,000 Credit Agreement dated as of May 16, 2007 among Graphic Packaging International, Inc., Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and Alternative Currency Funding Fronting Lender, Deutsche Bank Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and the several lenders from time to time party thereto. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference.
10.2		Amendment No. 1 to Credit Agreement dated as of March 10, 2007 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders signatory thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
10.3		Amendment No. 2 to Credit Agreement dated as of March 10, 2007 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A. as Administrative Agent; and the Lenders signatory thereto. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
10.4		Amendment No. 3 to Credit Agreement dated as of December 3, 2009 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A. as Administrative Agent, the Lenders signatory thereto, and each of the Subsidiary Guarantors signatory thereto.
10	.5*	Employment Agreement, dated as of November 13, 2009, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.6*	Employment Agreement, dated as of November 5, 2009, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.7*	Employment Agreement, dated as of September 15, 2009, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.8*	Employment Agreement, dated as of November 9, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.9*	Employment Agreement, dated as of October 6, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.10*	Employment Agreement, dated as of October 13, 2009, by and among Graphic Packaging International, Inc., Registrant and Cynthia A. Baerman. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.11*	Employment Agreement, dated as of October 13, 2009, by and among Graphic Packaging International, Inc., Registrant and John C. Best. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.12*	Employment Agreement, dated as of September 25, 2009, by and among Graphic Packaging International, Inc., Registrant and Kristopher L. Dover. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.13*	Employment Agreement, dated as of October 26, 2009, by and among Graphic Packaging International, Inc., Registrant and Alan Nichols. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.14*	Employment Agreement, dated as of October 19, 2009, by and among Graphic Packaging International, Inc., Registrant and Joseph P. Yost. Filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.15*	2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.

Exhibit
Number		Description

10	.16*	Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed April 15, 2003 and incorporated herein by reference.
10	.17*	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.18*	Form of Management Stock Option Agreement entered into by and between Registrant and each of Michael R. Schmal, Daniel J. Blount and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.19*	Form of Option Cancellation Acknowledgement of Wayne E. Juby and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.20*	Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.21*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.22*	Graphic Packaging Excess Benefit Plan, as amended and restated, effective as of January 1, 2009.
10	.23*	Graphic Packaging Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2009.
10	.24*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 and incorporated herein by reference.
10	.25*	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10.26		Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, B. Charles Ames (as emeritus director) and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Graphic Packaging Corporation’s Annual Report on Form 10-K filed on March 16, 2004 and incorporated herein by reference.
10	.27*	Amended and Restated 2004 Stock and Incentive Compensation Plan effective May 13, 2009. Filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2009 and incorporated herein by reference.
10	.28*	Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan effective May 17, 2005. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K filed on March 2, 2007 and incorporated herein by reference.
10	.29*	Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan. Filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on March 3, 2006 and incorporated herein by reference.
10	.30*	Form of Service-Based Restricted Stock Unit Award Agreement granted on March 4, 2009.
10	.31*	Form of Performance-Based Restricted Stock Unit Award Agreement granted on March 4, 2009.
10	.32*	Graphic Packaging International, Inc. Management Incentive Plan. Filed as Exhibit 10.2 to Graphic Packaging Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2007 and incorporated herein by reference.

Exhibit
Number		Description

10.33		Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB and Lagrummet December NR 1031 Aktiebolag (under change of name to Fiskeby International Holding AB) regarding Graphic Packaging International Sweden AB. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on October 17, 2007 and incorporated herein by reference.
10.34		Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference.
10.35		Purchase Agreement dated August 13, 2009, among Graphic Packaging International, Inc., the Company, Graphic Packaging Corporation, the other Guarantors party thereto, and Banc of America Securities LLC. Filed as Exhibit 10.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
10	.36*	Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan, as amended and restated, effective as of January 1, 2009.
10	.37*	Riverwood International Change in Control Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2008.
14.1		Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Graphic Packaging Corporation’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
21.1		List of Subsidiaries.
23.1		Consents of Ernst & Young LLP and PricewaterhouseCoopers LLP.
31.1		Certification required by Rule 13a-14(a).
31.2		Certification required by Rule 13a-14(a).
32.1		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2010

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2010

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2010

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

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Non-Executive Chairman and Director	February 23, 2010
/s/ GEORGE V. BAYLY George V. Bayly	Director	February 23, 2010
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	February 23, 2010
/s/ KEVIN R. BURNS Kevin R. Burns	Director	February 23, 2010
Kevin J. Conway	Director
/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	February 23, 2010
Matthew J. Espe	Director
/s/ JEFFREY LIAW Jeffrey Liaw	Director	February 23, 2010
Harold R. Logan, Jr.	Director
/s/ MICHAEL G. MACDOUGALL Michael G. MacDougall	Director	February 23, 2010

Signatures	Title	Date

/s/ DAVID W. SCHEIBLE David W. Scheible	Director	February 23, 2010
/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	February 23, 2010
/s/ LYNN A. WENTWORTH Lynn A. Wentworth	Director	February 23, 2010

GRAPHIC PACKAGING HOLDING COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Increase due to	Charges		Balance
	Beginning	Altivity	to Costs and		at End
In millions	of Period	Transaction	Expenses	Deductions	of Period

(Classification)

Year ended December 31, 2009
Allowances Reducing the Assets in the Balance Sheet:
Inventories	9.7	—	17.3	(2.5)	24.5
Deferred income tax assets	304.3	—	(24.2)	(24.6)	255.5

Total	314.0	—	(6.9)	(27.1)	280.0

Year ended December 31, 2008
Allowances Reducing the Assets in the Balance Sheet:
Inventories	5.8	5.5	1.2	(2.8)	9.7
Deferred income tax assets	356.9	—	(28.3)	(24.3)	304.3

Total	362.7	5.5	(27.1)	(27.1)	314.0

Year ended December 31, 2007
Allowances Reducing the Assets in the Balance Sheet:
Inventories	8.9	—	0.4	(3.5)	5.8
Deferred income tax assets	342.5	—	18.7	(4.3)	356.9

Total	351.4	—	19.1	(7.8)	362.7