Form 10-Q
period 2010-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2010-05-06
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
     As of April 30, 2010, there were 343,260,732 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, debt reduction and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could limit the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2009 Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2010	2009

Net Sales	$1,004.1	$1,019.2
Cost of Sales	858.3	892.9
Selling, General and Administrative	77.4	78.7
Other Expense (Income), Net	0.3	(0.4)
Restructuring and Other Special Charges	8.5	14.9

Income from Operations	59.6	33.1
Interest Expense, Net	(45.0)	(52.2)

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	14.6	(19.1)
Income Tax Expense	(8.6)	(9.3)

Income (Loss) before Equity in Net Earnings of Affiliates	6.0	(28.4)
Equity in Net Earnings of Affiliates	0.3	0.2

Net Income (Loss)	$6.3	$(28.2)

Income (Loss) Per Share — Basic and Diluted	$0.02	$(0.08)
Weighted Average Number of Shares Outstanding — Basic	343.4	342.6
Weighted Average Number of Shares Outstanding — Diluted	346.9	342.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
In millions, except share and per share amounts	2010	2009

ASSETS

Current Assets:
Cash and Cash Equivalents	$105.6	$149.8
Receivables, Net	429.6	382.3
Inventories, Net	462.1	436.5
Other Current Assets	56.8	52.7

Total Current Assets	1,054.1	1,021.3

Property, Plant and Equipment, Net	1,750.3	1,797.4
Goodwill	1,205.9	1,204.6
Intangible Assets, Net	609.4	620.0
Other Assets	58.6	58.5

Total Assets	$4,678.3	$4,701.8

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long-Term Debt	$17.3	$17.6
Accounts Payable	336.2	350.8
Interest Payable	37.2	42.7
Other Accrued Liabilities	220.1	233.2

Total Current Liabilities	610.8	644.3

Long-Term Debt	2,783.2	2,782.6
Deferred Income Tax Liabilities	235.1	226.9
Other Noncurrent Liabilities	319.3	319.2

Total Liabilities	3,948.4	3,973.0

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 343,260,732 and 343,245,250 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3.4	3.4
Capital in Excess of Par Value	1,959.1	1,958.2
Accumulated Deficit	(1,012.7)	(1,019.0)
Accumulated Other Comprehensive Loss	(219.9)	(213.8)

Total Shareholders’ Equity	729.9	728.8

Total Liabilities and Shareholders’ Equity	$4,678.3	$4,701.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6.3	$(28.2)
Noncash Items Included in Net Income (Loss):
Depreciation and Amortization	74.3	76.4
Deferred Income Taxes	7.9	9.3
Amount of Postemployment Expense (Less) Greater Than Funding	(1.4)	12.2
Other, Net	7.0	7.3
Changes in Operating Assets and Liabilities	(119.3)	(73.7)

Net Cash (Used in) Provided by Operating Activities	(25.2)	3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(18.2)	(36.0)
Other, Net	(1.1)	(0.4)

Net Cash Used in Investing Activities	(19.3)	(36.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	96.0	105.4
Payments on Revolving Credit Facilities	(95.8)	(60.9)

Net Cash Provided by Financing Activities	0.2	44.5

Effect of Exchange Rate Changes on Cash	0.1	(0.5)

Net (Decrease) Increase in Cash and Cash Equivalents	(44.2)	10.9
Cash and Cash Equivalents at Beginning of Period	149.8	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105.6	$181.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — GENERAL INFORMATION
Nature of Business and Basis of Presentation
Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company is the largest U.S. producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled boxboard and multi-wall bags. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to customer service.
GPHC and Graphic Packaging Corporation (“GPC”) conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock, and GPC’s ownership of all of Graphic Packaging International, Inc.’s (“GPII”) outstanding common stock.
The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.
In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these statements are recorded as known.
The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. This includes the reclassification of certain amounts within Selling, General and Administrative to Restructuring and Other Special Charges. These reclassifications had no impact on the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows and had an immaterial impact on certain captions on the Condensed Consolidated Statements of Operations.
For a summary of the Company’s significant accounting policies, please refer to GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009.
Alternative Fuel Tax Credit
The Company burns alternative fuel mixtures at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter of 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter of 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company submitted refund claims based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The refunds received impacted results beginning in the second quarter of 2009. The excise tax credit expired on December 31, 2009.
Adoption of New Accounting Standards
Effective in the first quarter of 2010, the Company adopted guidance as required by the Subsequent Events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“the FASB Codification”). The new guidance asserts that an entity that is a United States Securities and Exchange Commission (“SEC”) filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the Subsequent Events topic and the

SEC’s requirements. The guidance removes a disclosure only and will have no impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2010, the Company adopted guidance as required by the Consolidation topic of the FASB Codification which clarifies the accounting and reporting for decreases in ownership of a subsidiary. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2010, the Company adopted guidance contained within the Fair Value Measurements and Disclosures topic of the FASB Codification to improve the disclosure requirements related to Level 1 and Level 2 fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, entities are required to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The guidance requires new disclosures only and did not have an impact on the Company’s financial position, results of operations or cash flows.
NOTE 2 — INVENTORIES
Inventories by major class:

	March 31,	December 31,
In millions	2010	2009

Finished Goods	$266.0	$251.9
Work in Progress	42.3	40.3
Raw Materials	112.5	105.2
Supplies	64.9	63.6

	485.7	461.0
Less: Allowance	(23.6)	(24.5)

Total	$462.1	$436.5

NOTE 3 — RESTRUCTURING RESERVES
Over the last two years, the Company formulated plans to close or exit certain production facilities resulting from the combination of the businesses of GPC and Altivity Packaging, LLC (“Altivity”). Restructuring reserves were established in accordance with the requirements of Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and the Exit or Disposal Cost Obligations topic of the FASB Codification. The restructuring activities are expected to be substantially completed by December 31, 2010.
The amount of termination benefits recorded in the first three months of 2010 and 2009 totaled $1.2 million and $1.9 million, respectively. These termination benefits are included in Restructuring and Other Special Charges in the Condensed Consolidated Statements of Operations. The restructuring reserves are included in Other Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the transactions within the restructuring reserves:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Balance at December 31, 2009	$3.5	$3.5	$0.6	$7.6
Additions to Reserves	1.2	—	—	1.2
Cash Payments	(0.8)	(0.5)	(0.3)	(1.6)
Other Adjustments	—	—	—	—

Balance at March 31, 2010	$3.9	$3.0	$0.3	$7.2

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their originally estimated useful lives due to the facility closures. The amount of accelerated depreciation recorded in the first three months of 2010 and 2009 was $1.5 million and $4.1 million, respectively.

NOTE 4 — DEBT
Credit Agreement
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
On March 10, 2008, the Company entered into Amendment No. 1 and Amendment No. 2 to the Credit Agreement. Under such amendments, the Company obtained (i) a new $1,200 million term loan facility, due on May 16, 2014, to refinance the outstanding amounts under Altivity’s parent company’s existing first and second lien credit facilities and (ii) an increase to the Company’s existing revolving credit facility to $400 million due on May 16, 2013. The Company’s existing $1,055 million term loan facility remains in place. The new term loan bears interest at LIBOR plus 275 basis points. The Company’s weighted average interest rate on senior secured term debt equals approximately LIBOR plus 241 basis points.
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
Senior and Senior Subordinated Notes
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
In connection with the above retirements, the Company recorded charges of $7.1 million. The charges consisted of unamortized deferred financing costs and, in regards to the June retirement, the early tender premiums associated with the 8.5% Senior Notes due in 2011. In connection with the 9.5% Senior Notes due in 2017, the Company recorded deferred financing costs of approximately $10 million. These costs are being amortized using the effective interest method over the term of the 9.5% Senior Notes due in 2017.

Long-Term Debt is composed of the following:

	March 31,	December 31,
In millions	2010	2009

Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	$423.6	$423.7
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.25% at March 31, 2010) payable through 2014	890.7	890.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.00% at March 31, 2010) payable through 2014	1,052.4	1,052.4
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.52% at March 31, 2010) payable in 2013	—	—
Other	1.5	0.8

	2,793.2	2,792.6
Less, current portion	10.0	10.0

Total	$2,783.2	$2,782.6

At March 31, 2010, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$363.0
International Facilities	17.0	7.9	9.1

Total	$417.0	$7.9	$372.1

Note:

(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $37.0 million as of March 31, 2010. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2011 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017 and the 9.5% Senior Subordinated Notes due 2013 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of March 31, 2010, the Company was in compliance with the financial covenant in the Credit Agreement.
NOTE 5 — STOCK INCENTIVE PLANS
The Company has five equity compensation plans, but since 2004 the Company’s only plan pursuant to which new grants are made is the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (previously named the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan) (the “2004 Plan”). Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the plans are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.
Stock Options
GPC and the Company have not granted any stock options since 2004. During the three months ended March 31, 2010, no stock options were exercised and 1,081,675 stock options were cancelled. The total number of shares subject to options at March 31, 2010 was 5,360,417 at a weighted average exercise price of $7.42.

Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and RSUs. All RSUs vest and become payable in one to four years from date of grant. Upon vesting, RSUs are payable in cash and shares of common stock, based on the proportion set forth in the grant agreements.
Data concerning RSUs granted in the first three months of 2010 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	5,490	$3.60
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity.
During the three months ended March 31, 2010 and 2009, $2.2 million and $0.4 million, respectively, were charged to compensation expense for RSUs and, in 2009, for phantom stock awards.
The unrecognized expense as of March 31, 2010 is approximately $27 million and is expected to be recognized over a weighted average period of three years.
NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
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
Pension and Postretirement Expense
The pension and postretirement expenses related to the Company’s plans consisted of the following:

			Postretirement Health
	Pension Benefits		Care Benefits
	Three Months Ended March 31,
In millions	2010	2009	2010	2009

Components of Net Periodic Cost:
Service Cost	$5.0	$4.9	$0.3	$0.4
Interest Cost	12.7	12.4	0.7	0.9
Expected Return on Plan Assets	(12.7)	(10.5)	—	—
Amortizations:
Prior Service Cost	0.1	0.3	—	—
Actuarial Loss (Gain)	2.3	5.1	(0.5)	(0.2)

Net Periodic Cost	$7.4	$12.2	$0.5	$1.1

Employer Contributions
The Company made contributions of $8.7 million and $3.4 million to its pension plans during the first three months of 2010 and 2009, respectively. The Company expects to make contributions of $45 million to $70 million for the full year 2010. During 2009, the Company made $43.6 million of contributions to its pension plans.
The Company made postretirement health care benefit payments of $0.6 million during the first three months of 2010 and 2009. The Company estimates its postretirement health care benefit payments for the full year 2010 to be approximately $3 million. During 2009, the Company made postretirement health care benefit payments of $2.9 million.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings.
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. At March 31, 2010, the Company had interest rate swap agreements with a notional amount of $1,460.0 million which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 3.84% and receive the three-month LIBOR rates. At December 31, 2009, the Company had interest rate swap agreements with a notional amount of $2,170.0 million, including $400.0 million in forward starting interest rate swaps, which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 5.06% and receive the three-month LIBOR rates.
Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.
During the first three months of 2010 and 2009, there were no amounts or minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.
Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has entered into natural gas swap contracts to hedge prices for approximately 73% of its expected natural gas usage for the remainder of 2010 with a weighted average contractual rate of $5.55 per one million British Thermal Units. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts’ change in fair value, if any, would be recognized immediately in earnings.
During the first three months of 2010 and 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Foreign Currency Risk
The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses related to these contracts are recognized in Other Expense (Income), Net when the anticipated transaction affects income.
At March 31, 2010 and at December 31, 2009, multiple forward exchange contracts existed that expire on various dates throughout 2010. Those purchased forward exchange contracts outstanding at March 31, 2010 and December 31, 2009, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2010 and December 31, 2009, respectively, had notional amounts totaling $45.5 million and $60.6 million.
No amounts were reclassified to earnings during the first three months of 2010 or during 2009 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At March 31, 2010 and December 31, 2009, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2010 and December 31, 2009, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2010 and December 31, 2009, respectively, had net notional amounts totaling $14.7 million and $10.1 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Fair Value of Financial Instruments
The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are level 2 in the fair value hierarchy. Level 2 inputs are defined as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
As of March 31, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.
The fair value of the Company’s derivative instruments is as follows:

	Derivative			Derivative
	Assets			Liabilities
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
In millions	Location	2010	2009	Location	2010	2009

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$0.3	Other Accrued Liabilities	$(5.6)	$—
Foreign Currency Contracts	Other Current Assets	2.1	1.0	Other Accrued Liabilities	—	—
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities	(38.6)	(36.1)

		$2.1	$1.3		$(44.2)	$(36.1)

Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	$—	$—	Other Accrued Liabilities	$(0.3)	$—

		—	—		(0.3)	—

Total Derivative Contracts		$2.1	$1.3		$(44.5)	$(36.1)

The fair values of the Company’s other financial assets and liabilities at March 31, 2010 and December 31, 2009 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,820.0 million and $2,762.6 million as compared to the carrying amounts of $2,793.2 million and $2,792.6 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of Long-Term Debt is based on Level 1 inputs in the fair value hierarchy. Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain)			Amount of Loss			Amount of Loss (Gain)
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Three Months Ended		in Statement of	Three Months Ended		in Statement of	Three Months Ended
	March 31,		Operations	March 31,		Operations	March 31,
			(Effective			(Ineffective
In millions	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Commodity Contracts	$7.0	$12.8	Cost of Sales	$0.1	$11.9	Cost of Sales	$0.2	$(0.5)
Foreign Currency Contracts	(1.5)	(4.5)	Other Expense (Income), Net	0.8	0.5	Other Expense (Income), Net	—	—
Interest Rate Swap Agreements	12.2	12.4	Interest Expense, Net	9.5	9.1	Interest Expense, Net	(0.2)	—

Total	$17.7	$20.7		$10.4	$21.5		$—	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Amount of Loss
	Location	Recognized in Statement of Operations
	in Statement	Three Months Ended March 31,
In millions	of Operations	2010	2009

Foreign Currency Contracts	Other Expense (Income), Net	$0.1	$—

Accumulated Derivative Instruments (Loss) Gain
The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions

Balance at December 31, 2009	$(35.1)
Reclassification to earnings	10.4
Current period change in fair value	(17.7)

Balance at March 31, 2010	$(42.4)

At March 31, 2010, the Company expects to reclassify approximately $6.3 million of losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.
NOTE 8 — COMPREHENSIVE INCOME (LOSS)
The following table shows the components of Comprehensive Income (Loss):

	Three Months Ended
	March 31,
In millions	2010	2009

Net Income (Loss)	$6.3	$(28.2)
Other Comprehensive Income (Loss):
Derivative Instruments (Loss) Income	(7.3)	0.8
Pension Benefit Plans	2.4	5.4
Postretirement Benefit Plans	(0.5)	(0.2)
Postemployment Benefit Plans	0.1	0.2
Currency Translation Adjustment	(0.8)	(14.6)

Total Comprehensive Income (Loss)	$0.2	$(36.6)

NOTE 9 — ENVIRONMENTAL AND LEGAL MATTERS
Environmental Matters
The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s consolidated financial position, results of operations or cash flows, although the Company is not currently aware of any required compliance initiatives that are expected to require material expenditures. Any failure to comply with environmental or health and safety laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.
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
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historical usage that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.
Legal Matters
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 10 — BUSINESS SEGMENT INFORMATION
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009.
The paperboard packaging segment is highly integrated and includes a system of mills and plants that produces a broad range of paperboard grades convertible into folding cartons. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging business segment includes the design, manufacture and installation of packaging machinery related to the assembly of cartons and the production and sale of corrugated medium and kraft paper from paperboard mills in the U.S.
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
Business segment information is as follows:

	Three Months Ended
	March 31,
In millions	2010	2009

NET SALES:
Paperboard Packaging	$834.6	$840.4
Multi-wall Bag	118.9	124.8
Specialty Packaging	50.6	54.0

Total	$1,004.1	$1,019.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$75.7	$56.0
Multi-wall Bag	2.4	3.1
Specialty Packaging	4.3	2.5
Corporate	(22.8)	(28.5)

Total	$59.6	$33.1

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
In millions, except per share data	2010	2009

Net Income (Loss)	$6.3	$(28.2)
Weighted Average Shares:
Basic	343.4	342.6
Stock Awards	3.5	—

Diluted	346.9	342.6

Earnings Per Share — Basic and Diluted	$0.02	$(0.08)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009

Employee Stock Options	4,892,072	—
Restricted Stock Unit Awards	—	—

Total	4,892,072	—

NOTE 12 — GUARANTOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
These Condensed Consolidated Financial Statements reflect GPHC and GPC (collectively “the Parent”); GPII (“the Subsidiary Issuer”); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries. The nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	Three Months Ended March 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$808.0	$133.5	$98.8	$(36.2)	$1,004.1
Cost of Sales	—	686.2	115.6	92.7	(36.2)	858.3
Selling, General and Administrative	—	61.0	8.7	7.7	—	77.4
Other Expense (Income), Net	—	1.1	—	(0.8)	—	0.3
Restructuring and Other Special Charges	—	8.4	0.1	—	—	8.5

Income (Loss) from Operations	—	51.3	9.1	(0.8)	—	59.6
Interest Expense, Net	—	(44.6)	—	(0.4)	—	(45.0)

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	—	6.7	9.1	(1.2)	—	14.6
Income Tax Expense	—	(7.7)	—	(0.9)	—	(8.6)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(1.0)	9.1	(2.1)	—	6.0
Equity in Net Earnings of Affiliates	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	6.3	7.3	1.3	—	(14.9)	—

Net Income (Loss)	$6.3	$6.3	$10.4	$(1.8)	$(14.9)	$6.3

	Three Months Ended March 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$825.2	$143.3	$85.5	$(34.8)	$1,019.2
Cost of Sales	—	725.6	125.1	79.8	(37.6)	892.9
Selling, General and Administrative	—	60.6	11.0	7.1	—	78.7
Other (Income) Expense, Net	—	(0.8)	(0.1)	0.5	—	(0.4)
Restructuring and Other Special Charges	—	14.9	—	—	—	14.9

Income (Loss) from Operations	—	24.9	7.3	(1.9)	2.8	33.1
Interest Expense, Net	—	(51.6)	—	(0.6)	—	(52.2)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	—	(26.7)	7.3	(2.5)	2.8	(19.1)
Income Tax Expense	—	(7.9)	—	(1.4)	—	(9.3)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(34.6)	7.3	(3.9)	2.8	(28.4)
Equity in Net Earnings of Affiliates	—	—	—	0.2	—	0.2
Equity in Net Earnings of Subsidiaries	(28.2)	6.4	1.1	—	20.7	—

Net (Loss) Income	$(28.2)	$(28.2)	$8.4	$(3.7)	$23.5	$(28.2)

	March 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$83.9	$—	$21.7	$—	$105.6
Receivables, Net	—	302.4	48.2	79.0	—	429.6
Inventories, Net	—	350.6	63.6	47.9	—	462.1
Intercompany	2.7	153.9	(88.0)	(68.6)	—	—
Other Current Assets	—	50.4	1.1	5.3	—	56.8

Total Current Assets	2.7	941.2	24.9	85.3	—	1,054.1

Property, Plant and Equipment, Net	—	1,555.1	134.1	61.3	(0.2)	1,750.3
Investment in Consolidated Subsidiaries	727.2	194.5	(0.3)	113.8	(1,035.2)	—
Goodwill	—	1,171.9	—	34.0	—	1,205.9
Intangible Assets, Net	—	596.7	—	12.7	—	609.4
Other Assets	—	42.2	0.9	15.5	—	58.6

Total Assets	$729.9	$4,501.6	$159.6	$322.6	$(1,035.4)	$4,678.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$10.0	$—	$7.3	$—	$17.3
Accounts Payable	—	260.5	38.6	37.1	—	336.2
Interest Payable	—	37.2	—	—	—	37.2
Other Accrued Liabilities	—	148.7	56.3	15.1	—	220.1

Total Current Liabilities	—	456.4	94.9	59.5	—	610.8

Long-Term Debt	—	2,782.6	—	0.6	—	2,783.2
Deferred Income Tax Liabilities	—	229.7	0.9	4.5	—	235.1
Other Noncurrent Liabilities	—	305.7	—	13.6	—	319.3

Total Liabilities	—	3,774.4	95.8	78.2	—	3,948.4

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	729.9	727.2	63.8	244.4	(1,035.4)	729.9

Total Liabilities and Shareholders’ Equity	$729.9	$4,501.6	$159.6	$322.6	$(1,035.4)	$4,678.3

	December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$124.3	$—	$25.5	$—	$149.8
Receivables, Net	—	266.0	41.6	74.7	—	382.3
Inventories, Net	—	333.2	56.8	46.5	—	436.5
Intercompany	1.8	158.7	(96.1)	(64.4)	—	—
Other Current Assets	—	48.2	0.7	3.8	—	52.7

Total Current Assets	1.8	930.4	3.0	86.1	—	1,021.3

Property, Plant and Equipment, Net	—	1,594.9	139.1	63.6	(0.2)	1,797.4
Investment in Consolidated Subsidiaries	727.0	184.2	(0.2)	123.2	(1,034.2)	—
Goodwill	—	1,171.9	—	32.7	—	1,204.6
Intangible Assets, Net	—	607.7	—	12.3	—	620.0
Other Assets	—	41.5	0.7	16.3	—	58.5

Total Assets	$728.8	$4,530.6	$142.6	$334.2	$(1,034.4)	$4,701.8

LIABILITIES

Current Liabilities:

Short-Term Debt and Current Portion of Long-Term Debt	$—	$10.0	$—	$7.6	$—	$17.6
Accounts Payable	—	274.1	37.4	39.3	—	350.8
Interest Payable	—	42.7	—	—	—	42.7
Other Accrued Liabilities	—	168.2	49.5	15.5	—	233.2

Total Current Liabilities	—	495.0	86.9	62.4	—	644.3

Long-Term Debt	—	2,782.6	—	—	—	2,782.6
Deferred Income Tax Liabilities	—	221.7	0.9	4.3	—	226.9
Other Noncurrent Liabilities	—	304.3	—	14.9	—	319.2

Total Liabilities	—	3,803.6	87.8	81.6	—	3,973.0

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	728.8	727.0	54.8	252.6	(1,034.4)	728.8

Total Liabilities and Shareholders’ Equity	$728.8	$4,530.6	$142.6	$334.2	$(1,034.4)	$4,701.8

	Three Months Ended March 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6.3	$6.3	$10.4	$(1.8)	$(14.9)	$6.3
Noncash Items Included in Net Income (Loss):
Depreciation and Amortization	—	67.9	4.1	2.3	—	74.3
Deferred Income Taxes	—	7.9	—	—	—	7.9
Amount of Postemployment Expense Less Than Funding	—	(0.8)	—	(0.6)	—	(1.4)
Equity in Subsidiaries	(6.3)	(7.3)	(1.3)	—	14.9	—
Other, Net	—	7.0	—	—	—	7.0
Changes in Operating Assets and Liabilities	—	(102.9)	(13.2)	(3.2)	—	(119.3)

Net Cash Used in Operating Activities	—	(21.9)	—	(3.3)	—	(25.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(17.0)	—	(1.2)	—	(18.2)
Other, Net	—	(1.1)	—	—	—	(1.1)

Net Cash Used in Investing Activities	—	(18.1)	—	(1.2)	—	(19.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	—	82.3	—	13.7	—	96.0
Payments on Revolving Credit Facilities	—	(82.7)	—	(13.1)	—	(95.8)

Net Cash (Used in) Provided by Financing Activities	—	(0.4)	—	0.6	—	0.2

Effect of Exchange Rate Changes on Cash	—	—	—	0.1	—	0.1

Net Decrease in Cash and Cash Equivalents	—	(40.4)	—	(3.8)	—	(44.2)
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$83.9	$—	$21.7	$—	$105.6

	Three Months Ended March 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(28.2)	$(28.2)	$8.4	$(3.7)	$23.5	$(28.2)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	67.7	6.2	2.5	—	76.4
Deferred Income Taxes	—	7.9	—	1.4	—	9.3
Amount of Postemployment Expense Greater (Less) Than Funding	—	13.0	—	(0.8)	—	12.2
Equity in Subsidiaries	28.2	(6.4)	(1.1)	—	(20.7)	—
Other, Net	—	7.3	—	—	—	7.3
Changes in Operating Assets and Liabilities	—	(79.2)	(2.6)	10.9	(2.8)	(73.7)

Net Cash (Used In) Provided by Operating Activities	—	(17.9)	10.9	10.3	—	3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(29.3)	(3.9)	(2.8)	—	(36.0)
Other, Net	—	(0.4)	—	—	—	(0.4)

Net Cash Used in Investing Activities	—	(29.7)	(3.9)	(2.8)	—	(36.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	—	93.4	—	12.0	—	105.4
Payments on Revolving Credit Facilities	—	(49.3)	—	(11.6)	—	(60.9)

Net Cash Provided by Financing Activities	—	44.1	—	0.4	—	44.5

Effect of Exchange Rate Changes on Cash	—	—	—	(0.5)	—	(0.5)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(3.5)	7.0	7.4	—	10.9
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$167.3	$(0.5)	$14.2	$—	$181.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of Graphic Packaging Holding Company’s (“GPHC” and, together with its subsidiaries, the “Company”) past performance, its financial condition and its prospects. The following will be discussed and analyzed:
➢	Overview of Business

➢	Overview of 2010 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”), coated-recycled board (“CRB”) and uncoated-recycled board, as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.
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
The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and low-cost mills and converting assets; (iii) to develop and market innovative, sustainable products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objective may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Although the Company is currently experiencing inflation with certain input costs, its cost of goods sold during the first quarter of 2010 reflects the lower cost associated with the inventory on hand at December 31, 2009. Inflation increased costs in the first three months of 2010 by $0.3 million, compared to the first three months of 2009. The higher costs in 2010 are primarily related to secondary fiber, wood and corrugated shipping containers ($10.2 million); labor and related benefits ($9.4 million); and other costs ($3.6 million). These higher costs were partially offset by lower energy costs ($15.6 million), mainly due to the price of natural gas; outside board purchases ($4.6 million); and chemical-based inputs ($2.7 million).

As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 73% of its expected natural gas usage for the remainder of 2010 with a weighted average contractual rate of $5.55 per one million British Thermal Units. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.
Substantial Debt Obligations. The Company has $2,800.5 million of outstanding debt obligations as of March 31, 2010. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement dated May 15, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017 and 9.5% Senior Subordinated Notes due 2013 (the “Indentures”) also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first three months of 2010, the Company achieved $49.4 million in cost savings as compared to the first three months of 2009, through its continuous improvement programs and manufacturing initiatives. The Company’s ability to continue to successfully implement its business strategies and to realize anticipated savings and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.
Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and other substrates such as solid bleached sulfate and recycled clay-coated news. Substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.
The Company’s sales historically are also driven by consumer buying habits in the markets its customers serve. Increases in the costs of living, conditions in the residential real estate market, high unemployment rates, tight credit markets and declines in consumer disposable income, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales.
Alternative Fuel Tax Credit. The Company burns alternative fuel mixtures at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter of 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter of 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company submitted refund claims based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The refunds received impacted results beginning in the second quarter of 2009. The excise tax credit expired on December 31, 2009.
OVERVIEW OF 2010 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.
•
Net Sales in the first three months of 2010 decreased by $15.1 million, or 1.5%, to $1,004.1 million from $1,019.2 million in the first three months of 2009 primarily due to lower pricing in the paperboard packaging and multi-wall bag segments and the impact of the divested businesses. These decreases were partially offset by volume improvement for multi-wall bag and specialty packaging as well as favorable currency exchange rates, primarily in Europe and Australia.

•
Income from Operations in the first three months of 2010 increased by $26.5 million, or 80.1%, to $59.6 million from $33.1 million in the first three months of 2009. This increase was primarily due to cost savings through continuous improvement programs and other strategic cost savings initiatives, partially offset by the lower pricing.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging.

	Three Months Ended
	March 31,
In millions	2010	2009

NET SALES:
Paperboard Packaging	$834.6	$840.4
Multi-wall Bag	118.9	124.8
Specialty Packaging	50.6	54.0

Total	$1,004.1	$1,019.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$75.7	$56.0
Multi-wall Bag	2.4	3.1
Specialty Packaging	4.3	2.5
Corporate	(22.8)	(28.5)

Total	$59.6	$33.1

FIRST QUARTER 2010 COMPARED WITH FIRST QUARTER 2009
Net Sales

	Three Months Ended March 31,
				Percent
In millions	2010	2009	Decrease	Change

Paperboard Packaging	$834.6	$840.4	$(5.8)	(0.7%)
Multi-wall Bag	118.9	124.8	(5.9)	(4.7%)
Specialty Packaging	50.6	54.0	(3.4)	(6.3%)

Total	$1,004.1	$1,019.2	$(15.1)	(1.5%)

The components of the change in Net Sales by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2009	Price	Volume/Mix		Exchange	Total	2010
			Divested
			Businesses	Organic
Paperboard Packaging	$840.4	$(12.6)	$—	$0.1	$6.7	$(5.8)	$834.6
Multi-wall Bag	124.8	(9.0)	(2.8)	5.9	—	(5.9)	118.9
Specialty Packaging	54.0	0.5	(6.1)	2.2	—	(3.4)	50.6

Total	$1,019.2	$(21.1)	$(8.9)	$8.2	$6.7	$(15.1)	$1,004.1

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first three months of 2010 decreased by $5.8 million, or 0.7%, to $834.6 million from $840.4 million in 2009 as a result of lower pricing for consumer and beverage products, containerboard and open market CRB. The lower pricing for consumer and beverage products is primarily due to the timing of deflationary cost pass throughs as a result of deflation during 2009. These negotiated pass throughs usually lag deflation by two to three quarters. The Company announced a price increase in early March 2010 for open market CRB effective in early April 2010. Lower volume for consumer and beverage products was offset by increased volume for containerboard and open market CRB sales. The corrugated medium machine was down for 19 days in the first quarter of 2009 due to softness in that market. The lower consumer products sales were due to a decision to exit lower margin business, as well as the continuing impact of general market conditions in which volume has remained steady in staples (e.g., dry mixes, cereal, pizza) and was down in discretionary items (e.g., frozen foods, eating out). The decrease in beer volume is due to a general market shift from beer to wine and spirits and the continued decline of the premium soft drink market, partially offset by new international and non-carbonated beverage business. Favorable currency exchange rate changes, primarily in Europe and Australia, also positively impacted Net Sales.
Multi-wall Bag
The Company’s Net Sales from multi-wall bag in the first three months of 2010 decreased by $5.9 million, or 4.7%, to $118.9 million from $124.8 million as a result of lower pricing primarily due to negotiated deflationary pass throughs and the impact of the divested bag equipment business. These decreases are partially offset by higher volume as a result of market improvements in the chemicals and minerals industries.
Specialty Packaging
The Company’s Net Sales from specialty packaging in the first three months of 2010 decreased by $3.4 million, or 6.3%, to $50.6 million from $54.0 million as a result of the impact of the divested ink business, partially offset by slightly higher volume/mix due to market improvements in the building products, chemicals, and food and pharmaceutical industries, and higher pricing.
Income (Loss) from Operations

	Three Months Ended March 31,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$75.7	$56.0	$19.7	35.2%
Multi-wall Bag	2.4	3.1	(0.7)	(22.6%)
Specialty Packaging	4.3	2.5	1.8	72.0%
Corporate	(22.8)	(28.5)	5.7	N.M. (a)

Total	$59.6	$33.1	$26.5	80.1%

Note:
(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2009	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2010

Paperboard Packaging	$56.0	$(12.6)	$(0.9)	$0.6	$(0.2)	$32.8	$19.7	$75.7
Multi-wall Bag	3.1	(9.0)	0.3	1.1	—	6.9	(0.7)	2.4
Specialty Packaging	2.5	0.5	0.5	(2.0)	(0.1)	2.9	1.8	4.3
Corporate	(28.5)	—	—	—	(1.3)	7.0	5.7	(22.8)

Total	$33.1	$(21.1)	$(0.1)	$(0.3)	$(1.6)	$49.6	$26.5	$59.6

Note:
(a)	Includes the Company’s cost reduction initiatives and expenses related to the combination of Graphic Packaging Corporation and Altivity Packaging, LLC (“the Altivity Transaction”).
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first three months of 2010 increased by $19.7 million, or 35.2%, to $75.7 million from $56.0 million in 2009 as a result of cost savings through continuous improvement programs and manufacturing initiatives. These increases were partially offset by the lower pricing in consumer products and beverage, as well as higher unabsorbed fixed and weather-related costs. In 2009, the Company incurred higher accelerated depreciation related to assets that will be removed from service before the end of their useful lives due to facility closures, as well as higher costs associated with the then pending closure of the Company’s plant in Grenoble, France. The deflation was primarily related to lower energy costs ($15.6 million), mainly due to the price of natural gas; chemical-based inputs ($5.4 million); and outside board purchases ($0.2 million). These lower costs were partially offset by higher secondary fiber, wood and corrugated shipping containers ($10.2 million); labor and related benefits ($7.6 million); and other costs ($2.8 million).
Multi-wall Bag
The Company’s Income from Operations from multi-wall bag in the first three months of 2010 decreased by $0.7 million, or 22.6%, to $2.4 million from $3.1 million in 2009 as a result of the lower pricing. The higher costs were partially offset by cost savings and lower inflation, primarily for external paper.
Specialty Packaging
The Company’s Income from Operations from specialty packaging in the first three months of 2010 increased by $1.8 million, or 72.0%, to $4.3 million from $2.5 million in 2009 as a result of the higher volume and pricing, and cost savings. These increases were partially offset by higher costs, primarily for chemical-based inputs.
Corporate
The Company’s Loss from Operations from corporate in the first three months of 2010 was $22.8 million compared to $28.5 million for the same period in 2009. The change was primarily due to lower expenses related to the Altivity Transaction of $6.4 million.
INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest Expense
Interest Expense was $45.1 million and $52.3 million in the first three months of 2010 and 2009, respectively. Interest Expense decreased due to lower debt levels and lower average rates on the unhedged portion of the Company’s debt. As of March 31, 2010, approximately 17% of the Company’s total debt was subject to floating interest rates.
Income Tax Expense
During the first three months of 2010, the Company recognized Income Tax Expense of $8.6 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $14.6 million. During the first three months of 2009, the Company recognized Income Tax

Expense of $9.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $19.1 million. Income Tax Expense for the first three months of 2010 and 2009 primarily relates to the noncash expense of $7.9 million for both periods, associated with the amortization of goodwill for tax purposes. The Company has approximately $1.3 billion of net operating loss carryforwards for U.S. federal income tax purposes, which may be used to offset future taxable income.
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
Cash Flows

	Three Months Ended
	March 31,
In millions	2010	2009

Net Cash (Used in) Provided by Operating Activities	$(25.2)	$3.3
Net Cash Used in Investing Activities	(19.3)	(36.4)
Net Cash Provided by Financing Activities	0.2	44.5
Net cash used in operating activities in the first three months of 2010 totaled $25.2 million, compared to net cash provided by operating activities of $3.3 million in 2009. The decrease was primarily due to higher working capital requirements of $45.6 million, primarily as a result of higher inventory levels, the timing of incentive payments which were made in March 2010 and in April in 2009, and higher contributions to the pension plans; partially offset by higher net income. The higher inventory levels were driven by the Company’s effort to build its inventory levels during the first three months of 2010, due in part to the lower than normal levels at the start of the year as well as normal seasonal build.
Net cash used in investing activities in the first three months of 2010 totaled $19.3 million, compared to $36.4 million in 2009. This year over year change was due primarily to a decrease in capital spending of $17.8 million as a result of management’s continued focus on tighter cash management.
Net cash provided by financing activities in the first three months of 2010 totaled $0.2 million compared to $44.5 million in 2009. This decrease was primarily due to lower net borrowings under the Company’s revolving credit facilities.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company’s 9.5% Senior Notes due 2017 and 9.5% Senior Subordinated Notes due 2013, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.
Covenant Restrictions
The Credit Agreement and the Indentures limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company and recent disruptions in the credit markets, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
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

         At March 31, 2010, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
               Consolidated Secured Leverage Ratio — 2.89 to 1.00
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
The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended March 31, 2010 are listed below:

Twelve Months Ended
In millions	March 31, 2010

Net Income	$90.9
Income Tax Expense	23.4
Interest Expense, Net	189.2
Depreciation and Amortization	303.3
Dividends Received, Net of Earnings of Equity Affiliates	(0.3)
Non-Cash Provisions for Reserves for Discontinued Operations	—
Other Non-Cash Charges	52.0
Merger Related Expenses	48.8
Losses Associated with Sale/Write-Down of Assets	37.0
Other Non-Recurring/Extraordinary/Unusual Items	(132.0)
Projected Run Rate Cost Savings (a)	61.2

Credit Agreement EBITDA	$673.5

As of
In millions	March 31, 2010

Short-Term Debt	$17.3
Long-Term Debt	2,783.2

Total Debt	$2,800.5
Less Adjustments (b)	857.3

Consolidated Secured Indebtedness	$1,943.2

Notes:
(a)
As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $61.2 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended March 31, 2010. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)
Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

If inflationary pressures on key inputs resume, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenant in its Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the Indentures have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.
Capital Investment
The Company’s capital investment in the first three months of 2010 was $18.2 million compared to $36.0 million in the first three months of 2009. During the first three months of 2010, the Company had capital spending of $12.0 million for improving process capabilities, $3.9 million for capital spares and $2.3 million for manufacturing packaging machinery.
Goodwill
During the three months ended March 31, 2010, the Company concluded that an interim goodwill impairment analysis was not required as there were no events or changes in circumstances that would suggest that the fair value of a reporting unit would no longer exceed its carrying amount.
The Company could be adversely impacted by certain of the risks discussed in Part I, “Item IA., Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and thus could incur future goodwill impairment charges.

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
The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009.
NEW ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements impacting the Company, see Note 1 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
BUSINESS OUTLOOK
The Company expects to realize between $80 million and $100 million of year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects.
Total capital investment for 2010 is expected to be between $130 million and $150 million and is expected to relate principally to the Company’s process capability improvements (approximately $113 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $7 million).
The Company also expects the following in 2010:
•	Depreciation and amortization between $310 million and $330 million.

•	Interest expense of $175 million to $185 million, including $9 million of noncash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $180 million to $200 million.

•	Pension plan contributions of $45 million to $70 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2010. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	May 6, 2010

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 6, 2010

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 6, 2010