Form 10-K/A
period 2009-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2010-06-11
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	26-0405422 (I.R.S. employer identification no.)

814 Livingston Court, Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)
(770) 644-3000
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights Associated with the Common Stock
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2009 was $142.5 million.
     As of February 19, 2010, there were 343,247,088 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Not applicable.

EXPLANATORY NOTE
     This Amendment No. 1 amends the Annual Report on Form 10-K for the year ended December 31, 2009 of Graphic Packaging Holding Company (the “Company”), which was filed with the Securities and Exchange Commission on February 23, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of correcting the consent of PricewaterhouseCoopers LLP, which was included in Exhibit 23.1 to the Original Filing.
     Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that may have occurred subsequent to February 23, 2010.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits

23.1	Consent of Ernst & Young LLP and PricewaterhouseCoopers LLP

31.1	Certification required by Rule 13a-14(a)

31.2	Certification required by Rule 13a-14(a)

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 11th day of June, 2010.

GRAPHIC PACKAGING HOLDING COMPANY (Registrant)
By:	/s/ Stephen A. Hellrung
Stephen A. Hellrung
Senior Vice President, General Counsel and Secretary

3