Form 10-Q
period 2010-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2010-08-05
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
     As of July 30, 2010, there were 343,620,179 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2010	2009	2010	2009

Net Sales	$1,036.5	$1,043.8	$2,040.6	$2,063.0
Cost of Sales	887.7	901.7	1,746.0	1,794.6
Selling, General and Administrative	78.4	84.9	155.8	163.6
Other Expense (Income), Net	1.0	(9.9)	1.3	(10.3)
Restructuring and Other Special Charges (Credits)	46.6	(20.9)	55.1	(6.0)

Income from Operations	22.8	88.0	82.4	121.1
Interest Expense, Net	(45.0)	(52.5)	(90.0)	(104.7)
Loss on Early Extinguishment of Debt	(0.9)	(6.1)	(0.9)	(6.1)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(23.1)	29.4	(8.5)	10.3
Income Tax Expense	(10.2)	(10.1)	(18.8)	(19.4)

(Loss) Income before Equity in Net Earnings of Affiliates	(33.3)	19.3	(27.3)	(9.1)
Equity in Net Earnings of Affiliates	0.5	0.3	0.8	0.5

Net (Loss) Income	$(32.8)	$19.6	$(26.5)	$(8.6)

(Loss) Income Per Share — Basic and Diluted	$(0.10)	$0.06	$(0.08)	$(0.03)
Weighted Average Number of Shares Outstanding — Basic	343.7	343.0	343.5	342.8
Weighted Average Number of Shares Outstanding — Diluted	343.7	344.3	343.5	342.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
In millions, except share and per share amounts	2010	2009

ASSETS

Current Assets:
Cash and Cash Equivalents	$171.6	$149.8
Receivables, Net	406.8	382.3
Inventories, Net	441.5	436.5
Other Current Assets	70.6	52.7

Total Current Assets	1,090.5	1,021.3

Property, Plant and Equipment, Net	1,683.4	1,797.4
Goodwill	1,204.0	1,204.6
Intangible Assets, Net	597.8	620.0
Other Assets	53.3	58.5

Total Assets	$4,629.0	$4,701.8

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long-Term Debt	$27.1	$17.6
Accounts Payable	319.4	350.8
Interest Payable	36.7	42.7
Other Accrued Liabilities	223.6	233.2

Total Current Liabilities	606.8	644.3

Long-Term Debt	2,738.6	2,782.6
Deferred Income Tax Liabilities	242.9	226.9
Other Noncurrent Liabilities	338.7	319.2

Total Liabilities	3,927.0	3,973.0

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 343,620,179 and 343,245,250 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3.4	3.4
Capital in Excess of Par Value	1,961.9	1,958.2
Accumulated Deficit	(1,045.5)	(1,019.0)
Accumulated Other Comprehensive Loss	(217.8)	(213.8)

Total Shareholders’ Equity	702.0	728.8

Total Liabilities and Shareholders’ Equity	$4,629.0	$4,701.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26.5)	$(8.6)
Noncash Items Included in Net Loss:
Depreciation and Amortization	147.6	151.8
Deferred Income Taxes	16.6	20.0
Amount of Postemployment Expense (Less) Greater Than Funding	(3.9)	24.1
Other, Net	27.0	9.0
Changes in Operating Assets and Liabilities	(60.1)	(22.4)

Net Cash Provided by Operating Activities	100.7	173.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(39.7)	(66.4)
Proceeds from Sale of Assets, Net of Selling Costs	—	9.8
Other, Net	(2.5)	(0.5)

Net Cash Used in Investing Activities	(42.2)	(57.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	238.4
Payments on Debt	(34.9)	(225.3)
Borrowings under Revolving Credit Facilities	110.4	125.5
Payments on Revolving Credit Facilities	(110.4)	(253.7)
Redemption and Early Tender Premiums and Debt Issuance Costs	(0.5)	(11.2)

Net Cash Used in Financing Activities	(35.4)	(126.3)

Effect of Exchange Rate Changes on Cash	(1.3)	—

Net Increase (Decrease) in Cash and Cash Equivalents	21.8	(9.5)
Cash and Cash Equivalents at Beginning of Period	149.8	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$171.6	$160.6

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
The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. This includes the reclassification of certain amounts within Selling, General and Administrative to Restructuring and Other Special Charges (Credits). These reclassifications had no impact on the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows and had an immaterial impact on certain captions on the Condensed Consolidated Statements of Operations.
For a summary of the Company’s significant accounting policies, please refer to GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009.
Alternative Fuel Tax Credit
The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter of 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter of 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. As of June 30, 2009, the Company had submitted refund claims based on fuel usage at the two mills from mid-January 2009 through June 30, 2009 totaling $61.9 million and had received refunds totaling $51.6 million. The net impact of the tax credit is included in Restructuring and Other Special Charges (Credits) in the amount of $61.9 million for the three and six months ended June 30, 2009, and is included in Corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.
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
NOTE 2 — INVENTORIES
Inventories by major class:

	June 30,	December 31,
In millions	2010	2009

Finished Goods	$242.0	$251.9
Work in Progress	46.9	40.3
Raw Materials	110.6	105.2
Supplies	63.3	63.6

	462.8	461.0
Less: Allowance	(21.3)	(24.5)

Total	$441.5	$436.5

NOTE 3 — RESTRUCTURING RESERVES
Over the last two years, the Company formulated plans to close or exit certain production facilities resulting from the combination in March 2008 of the businesses of GPC and Altivity Packaging, LLC (“Altivity”). Restructuring reserves were established in accordance with the requirements of Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and the Exit or Disposal Cost Obligations topic of the FASB Codification.
The amount of termination benefits recorded in the three and six months ended June 30, 2010 totaled $1.0 million and $2.2 million, respectively. The amount of termination benefits recorded in the three and six months ended June 30, 2009 totaled $1.4 million and $3.3 million, respectively. These termination benefits are included in Restructuring and Other Special Charges (Credits) in the Condensed Consolidated Statements of Operations. The restructuring reserves are included in Other Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the transactions within the restructuring reserves:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Balance at December 31, 2009	$3.5	$3.5	$0.6	$7.6
Additions to Reserves	2.2	—	—	2.2
Cash Payments	(1.7)	(1.2)	(0.3)	(3.2)
Other Adjustments	(0.3)	(0.1)	—	(0.4)

Balance at June 30, 2010	$3.7	$2.2	$0.3	$6.2

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their originally estimated useful lives due to the facility closures. The following table summarizes the accelerated depreciation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2010	2009	2010	2009

Accelerated Depreciation	$1.7	$4.2	$3.2	$8.3
During the second quarter, the Company finalized its restructuring activities. The Company concluded that certain facilities were no longer an essential part of its manufacturing and warehouse footprint and that the facilities would be disposed. Accordingly the facilities are reported at the lower of their carrying value or fair market value less costs to sell and reclassified as assets held for sale and are included in other current assets. In addition, estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for union employees at certain of these facilities were established. Charges of $21.9 million for estimated multiemployer pension plan withdrawal liabilities and $7.8 million related to assets written down to fair market value less costs to sell were recorded, and are included in Restructuring and Other Special Charges (Credits) in the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2010.
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
In connection with the above retirements, the Company recorded charges totaling $7.1 million in 2009, of which $6.1 million was related to the June 2009 retirement and is reflected as Loss on Early Extinguishment of Debt in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009. The charges consisted of unamortized deferred financing costs and, in regards to the June 2009 retirement, the early tender premiums associated with the 8.5% Senior Notes due in 2011.
In June 2010 under Amendment No. 3 to the Credit Agreement, the Company redeemed and prepaid $34.9 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2013 at redemption prices ranging from 101.75% to 101.833% of the principal amount of the notes redeemed, plus accrued and unpaid interest up to, but not including the date of redemption.
In connection with the June 2010 retirement, the Company recorded a charge of $0.9 million which consisted of the unamortized deferred financing costs and the excess of the redemption price over the principal amount and is reflected as Loss on Early Extinguishment of Debt.
Long-Term Debt is composed of the following:

	June 30,	December 31,
In millions	2010	2009

Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	$423.5	$423.7
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	390.1	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.30% at June 30, 2010) payable through 2014	890.7	890.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.04% at June 30, 2010) payable through 2014	1,052.4	1,052.4
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.68% at June 30, 2010) payable in 2013	—	—
Other	1.9	0.8

	2,758.6	2,792.6
Less, current portion	20.0	10.0

Total	$2,738.6	$2,782.6

At June 30, 2010, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$365.2
International Facilities	17.1	8.2	8.9

Total	$417.1	$8.2	$374.1

Note:
(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $34.8 million as of June 30, 2010. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2011 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017 and the 9.5% Senior Subordinated Notes due 2013 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of June 30, 2010, the Company was in compliance with the financial covenant in the Credit Agreement.
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
Stock Options
GPC and the Company have not granted any stock options since 2004. During the six months ended June 30, 2010, 4,000 stock options were exercised and 1,081,675 stock options were cancelled. The total number of shares subject to options at June 30, 2010 was 5,356,417 at a weighted average exercise price of $7.43.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and RSUs. All RSUs vest and become payable in one to four years from date of grant. Upon vesting, RSUs are payable in cash and shares of common stock, based on the proportion set forth in the grant agreements.

Data concerning RSUs and stock awards granted in the first six months of 2010 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	5,544	$3.60
Stock Awards — Board of Directors	340	$3.18
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The RSUs payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity.
The value of a stock award is based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.
During the six months ended June 30, 2010 and 2009, $4.5 million and $1.7 million, respectively, were charged to compensation expense for stock incentive plans.
The unrecognized expense as of June 30, 2010 is approximately $23 million and is expected to be recognized over a weighted average period of 2 years.
NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The Company maintains both defined benefit pension plans and postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees in North America and their dependents. The Company maintains international defined benefit pension plans which are both noncontributory and contributory and are funded in accordance with applicable local laws. Pension or termination benefits are based primarily on years of service and the employee’s compensation.
Currently, the North American plans are closed to newly-hired salaried and non-union hourly employees. The U.K. defined benefit plan was frozen effective March 31, 2001 and replaced with a defined contribution plan.
Pension and Postretirement Expense
The pension and postretirement expenses related to the Company’s plans consisted of the following:

					Postretirement Health
	Pension Benefits				Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2010	2009	2010	2009	2010	2009	2010	2009

Components of Net Periodic Cost:
Service Cost	$5.0	$4.8	$10.0	$9.7	$0.3	$0.4	$0.6	$0.8
Interest Cost	12.7	12.6	25.4	25.0	0.7	0.8	1.4	1.7
Expected Return on Plan Assets	(12.6)	(10.6)	(25.3)	(21.1)	—	—	—	—
Amortizations:
Prior Service Cost	0.1	0.3	0.2	0.6	(0.1)	(0.1)	(0.1)	(0.1)
Actuarial Loss (Gain)	2.3	5.2	4.6	10.3	(0.3)	(0.1)	(0.8)	(0.3)

Net Periodic Cost	$7.5	$12.3	$14.9	$24.5	$0.6	$1.0	$1.1	$2.1

Employer Contributions
The Company made contributions of $18.7 million and $13.9 million to its pension plans during the first six months of 2010 and 2009, respectively. The Company expects to make contributions of $45 million to $70 million for the full year 2010. During 2009, the Company made $43.6 million of contributions to its pension plans.
The Company made postretirement health care benefit payments of $0.9 million and $1.3 million during the first six months of 2010 and 2009, respectively. The Company estimates its postretirement health care benefit payments for the full year 2010 to be approximately $3 million. During 2009, the Company made postretirement health care benefit payments of $2.9 million.
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
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. At June 30, 2010, the Company had interest rate swap agreements with a notional amount of $1,460.0 million which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 3.84% and receive the three-month LIBOR rates. At December 31, 2009, the Company had interest rate swap agreements with a notional amount of $2,170.0 million, including $400.0 million in forward starting interest rate swaps, which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 5.06% and receive the three-month LIBOR rates.
Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.
During the first six months of 2010 and 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.
Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has entered into natural gas swap contracts to hedge prices for approximately 75% of its expected natural gas usage for the remainder of 2010 with a weighted average contractual rate of $5.68 per one million British Thermal Units (“mmbtu”). Additionally, the Company has hedged approximately 25% of its expected usage for the first quarter of 2011 at a weighted average contractual price of $5.30 per mmbtu. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts’ change in fair value, if any, would be recognized immediately in earnings.
During the first six months of 2010 and 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk
The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses related to these contracts are recognized in Other Expense (Income), Net when the anticipated transaction affects income.
At June 30, 2010 and at December 31, 2009, multiple forward exchange contracts existed that expire on various dates throughout 2010. Those purchased forward exchange contracts outstanding at June 30, 2010 and December 31, 2009, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2010 and December 31, 2009, respectively, had notional amounts totaling $29.4 million and $60.6 million.
No amounts were reclassified to earnings during the first six months of 2010 or during 2009 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2010 and December 31, 2009, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2010 and December 31, 2009, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2010 and December 31, 2009, respectively, had net notional amounts totaling $13.3 million and $10.1 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.
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
As of June 30, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.
The fair value of the Company’s derivative instruments is as follows:

	Derivative			Derivative
	Assets			Liabilities
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
In millions	Location	2010	2009	Location	2010	2009

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$0.3	Other Accrued Liabilities	$2.8	$—
Foreign Currency Contracts	Other Current Assets	2.0	1.0	Other Accrued Liabilities	0.7	—
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities	34.9	36.1

		$2.0	$1.3		$38.4	$36.1

Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	$—	$—	Other Accrued Liabilities	$0.1	$—

		—	—		—	—

Total Derivative Contracts		$2.0	$1.3		$38.5	$36.1

The fair values of the Company’s other financial assets and liabilities at June 30, 2010 and December 31, 2009 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,701.0 million and $2,762.6 million as compared to the carrying amounts of $2,758.6 million and $2,792.6 million as of June 30, 2010 and December 31, 2009, respectively. The fair value of Long-Term Debt is based on Level 1 inputs in the fair value hierarchy. Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain)			Amount of Loss (Gain)			Amount of Loss (Gain)
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Three Months Ended		in Statement of	Three Months Ended		in Statement of	Three Months Ended
	June 30,		Operations	June 30,		Operations	June 30,
			(Effective			(Ineffective
In millions	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Commodity Contracts	$(1.4)	$1.0	Cost of Sales	$2.0	$10.2	Cost of Sales	$(0.1)	$(0.1)
Foreign Currency Contracts	(0.2)	1.7	Other Expense (Income), Net	(0.3)	(0.9)	Other Expense (Income), Net	—	—
Interest Rate Swap Agreements	5.4	(4.4)	Interest Expense, Net	9.0	10.5	Interest Expense, Net	—	(0.1)

Total	$3.8	$(1.7)		$10.7	$19.8		$(0.1)	$(0.2)

	Amount of Loss (Gain)			Amount of Loss (Gain)			Amount of Loss (Gain)
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Six Months Ended		in Statement of	Six Months Ended		in Statement of	Six Months Ended
	June 30,		Operations	June 30,		Operations	June 30,
			(Effective			(Ineffective
In millions	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Commodity Contracts	$5.6	$13.8	Cost of Sales	$2.1	$22.1	Cost of Sales	$0.1	$(0.6)
Foreign Currency Contracts	(1.7)	(2.8)	Other Expense (Income), Net	0.5	(0.4)	Other Expense (Income), Net	—	—
Interest Rate Swap Agreements	17.6	8.0	Interest Expense, Net	18.5	19.6	Interest Expense, Net	(0.2)	(0.1)

Total	$21.5	$19.0		$21.1	$41.3		$(0.1)	$(0.7)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Amount of Gain
	Location	Recognized in Statement of Operations
	in Statement	Three Months Ended June 30,		Six Months Ended June 30,
In millions	of Operations	2010	2009	2010	2009

Foreign Currency Contracts	Other Expense (Income), Net	$0.5	$0.2	$0.4	$0.2

Accumulated Derivative Instruments (Loss) Gain
The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions

Balance at December 31, 2009	$(35.1)
Reclassification to earnings	21.1
Current period change in fair value	(21.5)

Balance at June 30, 2010	$(35.5)

At June 30, 2010, the Company expects to reclassify approximately $8.1 million of losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.
NOTE 8 — COMPREHENSIVE (LOSS) INCOME
The following table shows the components of Comprehensive (Loss) Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2010	2009	2010	2009

Net (Loss) Income	$(32.8)	$19.6	$(26.5)	$(8.6)
Other Comprehensive (Loss) Income:
Derivative Instruments Income (Loss)	6.9	21.5	(0.4)	22.3
Pension Benefit Plans	2.4	5.5	4.8	10.9
Postretirement Benefit Plans	(0.4)	(0.2)	(0.9)	(0.4)
Postemployment Benefit Plans	0.1	0.1	0.2	0.3
Currency Translation Adjustment	(6.9)	12.6	(7.7)	(2.0)

Total Comprehensive (Loss) Income	$(30.7)	$59.1	$(30.5)	$22.5

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
Some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historic operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities.
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
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historic usage that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.
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
Business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2010	2009	2010	2009

NET SALES:
Paperboard Packaging	$867.8	$879.3	$1,702.4	$1,719.7
Multi-wall Bag	113.8	115.3	232.7	240.1
Specialty Packaging	54.9	49.2	105.5	103.2

Total	$1,036.5	$1,043.8	$2,040.6	$2,063.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$75.0	$85.4	$150.7	$141.4
Multi-wall Bag	(0.1)	(1.7)	2.3	1.4
Specialty Packaging	4.6	3.6	8.9	6.1
Corporate	(56.7)	0.7	(79.5)	(27.8)

Total	$22.8	$88.0	$82.4	$121.1

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2010	2009	2010	2009

Net (Loss) Income	$(32.8)	$19.6	$(26.5)	$(8.6)
Weighted Average Shares:
Basic	343.7	343.0	343.5	342.8
Stock Awards	—	1.3	—	—

Diluted	343.7	344.3	343.5	342.8

Earnings Per Share — Basic and Diluted	$(0.10)	$0.06	$(0.08)	$(0.03)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Employee Stock Options	—	6,054,592	—	—
Restricted Stock Unit Awards	—	15,000	—	—

Total	—	6,069,592	—	—

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

	Three Months Ended June 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$841.5	$130.8	$111.8	$(47.6)	$1,036.5
Cost of Sales	—	720.6	115.6	99.1	(47.6)	887.7
Selling, General and Administrative	—	62.1	8.7	7.6	—	78.4
Other Expense, Net	—	0.6	—	0.4	—	1.0
Restructuring and Other Special Charges	—	46.6	—	—	—	46.6

Income from Operations	—	11.6	6.5	4.7	—	22.8
Interest Expense, Net	—	(44.6)	—	(0.4)	—	(45.0)
Loss on Early Extinguishment of Debt	—	(0.9)	—	—	—	(0.9)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	—	(33.9)	6.5	4.3	—	(23.1)
Income Tax Expense	—	(8.1)	—	(2.1)	—	(10.2)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(42.0)	6.5	2.2	—	(33.3)
Equity in Net Earnings of Affiliates	—	—	—	0.5	—	0.5
Equity in Net Earnings of Subsidiaries	(32.8)	9.2	0.1	—	23.5	—

Net (Loss) Income	$(32.8)	$(32.8)	$6.6	$2.7	$23.5	$(32.8)

	Three Months Ended June 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$845.4	$130.9	$101.0	$(33.5)	$1,043.8
Cost of Sales	—	721.3	121.3	92.6	(33.5)	901.7
Selling, General and Administrative	—	67.3	9.6	8.0	—	84.9
Other Income, Net	—	(0.9)	(5.5)	(3.5)	—	(9.9)
Restructuring and Other Special Credits	—	(20.9)	—	—	—	(20.9)

Income from Operations	—	78.6	5.5	3.9	—	88.0
Interest Expense, Net	—	(52.1)	0.1	(0.5)	—	(52.5)
Loss on Early Extinguishment of Debt	—	(6.1)	—	—	—	(6.1)

Income before Income Taxes and Equity in Net Earnings of Affiliates	—	20.4	5.6	3.4	—	29.4
Income Tax Expense	—	(9.0)	—	(1.1)	—	(10.1)

Income before Equity in Net Earnings of Affiliates	—	11.4	5.6	2.3	—	19.3
Equity in Net Earnings of Affiliates	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	19.6	8.2	0.9	—	(28.7)	—

Net Income (Loss)	$19.6	$19.6	$6.5	$2.6	$(28.7)	$19.6

	Six Months Ended June 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,652.4	$264.6	$211.6	$(88.0)	$2,040.6
Cost of Sales	—	1,409.9	231.4	192.7	(88.0)	1,746.0
Selling, General and Administrative	—	122.9	17.7	15.2	—	155.8
Other Expense (Income), Net	—	1.6	—	(0.3)	—	1.3
Restructuring and Other Special Charges	—	55.1	—	—	—	55.1

Income from Operations	—	62.9	15.5	4.0	—	82.4
Interest Expense, Net	—	(89.2)	—	(0.8)	—	(90.0)
Loss on Early Extinguishment of Debt	—	(0.9)	—	—	—	(0.9)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	—	(27.2)	15.5	3.2	—	(8.5)
Income Tax Expense	—	(15.8)	—	(3.0)	—	(18.8)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(43.0)	15.5	0.2	—	(27.3)
Equity in Net Earnings of Affiliates	—	—	—	0.8	—	0.8
Equity in Net Earnings of Subsidiaries	(26.5)	16.5	1.4	—	8.6	—

Net (Loss) Income	$(26.5)	$(26.5)	$16.9	$1.0	$8.6	$(26.5)

	Six Months Ended June 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,670.6	$274.2	$186.5	$(68.3)	$2,063.0
Cost of Sales	—	1,446.9	246.4	172.4	(71.1)	1,794.6
Selling, General and Administrative	—	127.9	20.6	15.1	—	163.6
Other Income, Net	—	(1.7)	(5.6)	(3.0)	—	(10.3)
Restructuring and Other Special Credits	—	(6.0)	—	—	—	(6.0)

Income from Operations	—	103.5	12.8	2.0	2.8	121.1
Interest Expense, Net	—	(103.7)	0.1	(1.1)	—	(104.7)
Loss on Early Extinguishment of Debt	—	(6.1)	—	—	—	(6.1)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	—	(6.3)	12.9	0.9	2.8	10.3
Income Tax Expense	—	(16.9)	—	(2.5)	—	(19.4)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(23.2)	12.9	(1.6)	2.8	(9.1)
Equity in Net Earnings of Affiliates	—	—	—	0.5	—	0.5
Equity in Net Earnings of Subsidiaries	(8.6)	14.6	2.0	—	(8.0)	—

Net (Loss) Income	$(8.6)	$(8.6)	$14.9	$(1.1)	$(5.2)	$(8.6)

	June 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$142.8	$—	$28.8	$—	$171.6
Receivables, Net	—	279.7	45.8	81.3	—	406.8
Inventories, Net	—	324.1	65.0	52.4	—	441.5
Intercompany	5.5	190.8	(119.3)	(77.0)	—	—
Other Current Assets	—	63.1	1.5	6.0	—	70.6

Total Current Assets	5.5	1,000.5	(7.0)	91.5	—	1,090.5

Property, Plant and Equipment, Net	—	1,501.8	124.7	57.1	(0.2)	1,683.4
Investment in Consolidated Subsidiaries	696.5	197.9	1.4	112.5	(1,008.3)	—
Goodwill	—	1,171.5	—	32.5	—	1,204.0
Intangible Assets, Net	—	586.0	—	11.8	—	597.8
Other Assets	—	37.4	0.8	15.1	—	53.3

Total Assets	$702.0	$4,495.1	$119.9	$320.5	$(1,008.5)	$4,629.0

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$20.0	$—	$7.1	$—	$27.1
Accounts Payable	—	244.9	36.1	38.4	—	319.4
Interest Payable	—	36.7	—	—	—	36.7
Other Accrued Liabilities	—	195.7	10.9	17.0	—	223.6

Total Current Liabilities	—	497.3	47.0	62.5	—	606.8

Long-Term Debt	—	2,737.5	—	1.1	—	2,738.6
Deferred Income Tax Liabilities	—	237.6	0.9	4.4	—	242.9
Other Noncurrent Liabilities	—	326.2	—	12.5	—	338.7

Total Liabilities	—	3,798.6	47.9	80.5	—	3,927.0

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	702.0	696.5	72.0	240.0	(1,008.5)	702.0

Total Liabilities and Shareholders’ Equity	$702.0	$4,495.1	$119.9	$320.5	$(1,008.5)	$4,629.0

	December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$124.3	$—	$25.5	$—	$149.8
Receivables, Net	—	266.0	41.6	74.7	—	382.3
Inventories, Net	—	333.2	56.8	46.5	—	436.5
Intercompany	1.8	193.5	(130.9)	(64.4)	—	—
Other Current Assets	—	48.2	0.7	3.8	—	52.7

Total Current Assets	1.8	965.2	(31.8)	86.1	—	1,021.3

Property, Plant and Equipment, Net	—	1,594.9	139.1	63.6	(0.2)	1,797.4
Investment in Consolidated Subsidiaries	727.0	184.2	(0.2)	123.2	(1,034.2)	—
Goodwill	—	1,171.9	—	32.7	—	1,204.6
Intangible Assets, Net	—	607.7	—	12.3	—	620.0
Other Assets	—	41.5	0.7	16.3	—	58.5

Total Assets	$728.8	$4,565.4	$107.8	$334.2	$(1,034.4)	$4,701.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$10.0	$—	$7.6	$—	$17.6
Accounts Payable	—	274.1	37.4	39.3	—	350.8
Interest Payable	—	42.7	—	—	—	42.7
Other Accrued Liabilities	—	203.0	14.7	15.5	—	233.2

Total Current Liabilities	—	529.8	52.1	62.4	—	644.3

Long-Term Debt	—	2,782.6	—	—	—	2,782.6
Deferred Income Tax Liabilities	—	221.7	0.9	4.3	—	226.9
Other Noncurrent Liabilities	—	304.3	—	14.9	—	319.2

Total Liabilities	—	3,838.4	53.0	81.6	—	3,973.0

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	728.8	727.0	54.8	252.6	(1,034.4)	728.8

Total Liabilities and Shareholders’ Equity	$728.8	$4,565.4	$107.8	$334.2	$(1,034.4)	$4,701.8

	Six Months Ended June 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(26.5)	$(26.5)	$16.9	$1.0	$8.6	$(26.5)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	134.7	8.5	4.4	—	147.6
Deferred Income Taxes	—	15.9	—	0.7	—	16.6
Amount of Postemployment Expense Less Than Funding	—	(2.7)	—	(1.2)	—	(3.9)
Equity in Subsidiaries	26.5	(16.5)	(1.4)	—	(8.6)	—
Other, Net	—	27.0	—	—	—	27.0
Changes in Operating Assets and Liabilities	—	(37.8)	(22.9)	0.6	—	(60.1)

Net Cash Provided by Operating Activities	—	94.1	1.1	5.5	—	100.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(36.9)	(1.1)	(1.7)	—	(39.7)
Other, Net	—	(2.5)	—	—	—	(2.5)

Net Cash Used in Investing Activities	—	(39.4)	(1.1)	(1.7)	—	(42.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(34.9)	—	—	—	(34.9)
Borrowings under Revolving Credit Facilities	—	84.5	—	25.9	—	110.4
Payments on Revolving Credit Facilities	—	(85.3)	—	(25.1)	—	(110.4)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(0.5)	—	—	—	(0.5)

Net Cash (Used in) Provided by Financing Activities	—	(36.2)	—	0.8	—	(35.4)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.3)	—	(1.3)

Net Increase in Cash and Cash Equivalents	—	18.5	—	3.3	—	21.8
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$142.8	$—	$28.8	$—	$171.6

	Six Months Ended June 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(8.6)	$(8.6)	$14.9	$(1.1)	$(5.2)	$(8.6)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	133.4	13.5	4.9	—	151.8
Deferred Income Taxes	—	15.9	—	4.1	—	20.0
Amount of Postemployment Expense Greater (Less) Than Funding	—	24.9	—	(0.8)	—	24.1
Equity in Subsidiaries	8.6	(14.6)	(2.0)	—	8.0	—
Other, Net	—	10.2	(1.2)	—	—	9.0
Changes in Operating Assets and Liabilities	—	(11.4)	(15.5)	7.3	(2.8)	(22.4)

Net Cash Provided by Operating Activities	—	149.8	9.7	14.4	—	173.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(57.1)	(5.1)	(4.2)	—	(66.4)
Proceeds from Sales of Assets, Net of Selling Costs	—	5.7	4.1	—	—	9.8
Other, Net	—	0.7	(1.2)	—	—	(0.5)

Net Cash Used in Investing Activities	—	(50.7)	(2.2)	(4.2)	—	(57.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	238.4	—	—	—	238.4
Payments on Debt	—	(225.3)	—	—	—	(225.3)
Borrowings under Revolving Credit Facilities	—	100.6	—	24.9	—	125.5
Payments on Revolving Credit Facilities	—	(227.4)	—	(26.3)	—	(253.7)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(11.2)	—	—	—	(11.2)

Net Cash Used in Financing Activities	—	(124.9)	—	(1.4)	—	(126.3)

Effect of Exchange Rate Changes on Cash	—	—	—	—	—	—

Net (Decrease) Increase in Cash and Cash Equivalents	—	(25.8)	7.5	8.8	—	(9.5)
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$145.0	$—	$15.6	$—	$160.6

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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Although the Company is currently experiencing inflation with certain input costs, its cost of goods sold during the first six months of 2010 reflects the lower cost associated with the inventory on hand at December 31, 2009. Inflation increased costs in the first six months of 2010 by $23.5 million, compared to the first six months of 2009. The higher costs in 2010 are primarily related to secondary fiber and wood ($28.6 million); resin and inks and coatings ($17.6 million); freight ($3.7 million); and other costs ($5.0 million). These higher costs were partially offset by lower energy costs ($20.6 million), mainly due to the price of natural gas, chemicals ($6.7 million), and external board ($4.1 million).
As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 75% of its expected natural gas usage for the remainder of 2010 with a weighted average contractual rate of $5.68 per one million British Thermal Units (“mmbtu”). Additionally, the Company has hedged approximately 25% of its expected usage for the first quarter of 2011 at a weighted average contractual price of $5.30 per mmbtu. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.
Substantial Debt Obligations. The Company has $2,765.7 million of outstanding debt obligations as of June 30, 2010. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement dated May 15, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017 and 9.5% Senior Subordinated Notes due 2013 (the “Indentures”) also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first six months of 2010, the Company achieved $81.3 million in cost savings as compared to the first six months of 2009, through its continuous improvement programs and integration synergies. The Company’s ability to continue to successfully implement its business strategies and to realize anticipated savings and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.
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
Alternative Fuel Tax Credit. The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter of 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter of 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. As of June 30, 2009, the Company had submitted refund claims based on fuel usage at the two mills from mid-January 2009 through June 30, 2009 totaling $61.9 million and had received refunds totaling $51.6 million. The net impact of the tax credit is included in Restructuring and Other Special Charges (Credits) in the amount of $61.9 million for the three and six months ended June 30, 2009, and is included in Corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.
OVERVIEW OF 2010 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.
•
Net Sales for the three months ended June 30, 2010 decreased by $7.3 million, or 0.7%, to $1,036.5 million from $1,043.8 million for the three months ended June 30, 2009 primarily due to lower pricing in the paperboard packaging and multi-wall bag segments and the impact of the divested businesses. These decreases were partially offset by volume improvement in the multi-wall bag and specialty packaging segments, higher pricing in specialty packaging, and favorable currency exchange rates in Japan, Canada, and Australia which offset the unfavorable impact in Europe.

•
Income from Operations for the three months ended June 30, 2010 decreased by $65.2 million, or 74.1%, to $22.8 million from $88.0 million for the three months ended June 30, 2009. This decrease was primarily due to the $55.3 million alternative fuel tax credit net of expenses received in the second quarter of 2009 and $12.2 million in merger-related charges associated with the Company’s finalization of its restructuring activities. The negative impacts of the higher inflation and lower pricing were partially offset by cost savings achieved through continuous improvement programs and integration synergies.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2010	2009	2010	2009

NET SALES:
Paperboard Packaging	$867.8	$879.3	$1,702.4	$1,719.7
Multi-wall Bag	113.8	115.3	232.7	240.1
Specialty Packaging	54.9	49.2	105.5	103.2

Total	$1,036.5	$1,043.8	$2,040.6	$2,063.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$75.0	$85.4	$150.7	$141.4
Multi-wall Bag	(0.1)	(1.7)	2.3	1.4
Specialty Packaging	4.6	3.6	8.9	6.1
Corporate	(56.7)	0.7	(79.5)	(27.8)

Total	$22.8	$88.0	$82.4	$121.1

SECOND QUARTER 2010 COMPARED WITH SECOND QUARTER 2009

Net Sales

	Three Months Ended June 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$867.8	$879.3	$(11.5)	(1.3%)
Multi-wall Bag	113.8	115.3	(1.5)	(1.3%)
Specialty Packaging	54.9	49.2	5.7	11.6%

Total	$1,036.5	$1,043.8	$(7.3)	(0.7%)

The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2009	Price	Volume/Mix		Exchange	Total	2010
			Divested
			Businesses	Organic
Paperboard Packaging	$879.3	$(12.1)	—	$0.8	$(0.2)	$(11.5)	$867.8
Multi-wall Bag	115.3	(2.1)	(0.8)	1.4	—	(1.5)	113.8
Specialty Packaging	49.2	2.6	(2.8)	4.2	1.7	5.7	54.9

Total	$1,043.8	$(11.6)	$(3.6)	$6.4	$1.5	$(7.3)	$1,036.5

Paperboard Packaging
The Company’s Net Sales from paperboard packaging for the three months ended June 30, 2010 decreased by $11.5 million, or 1.3%, to $867.8 million from $879.3 million for the same period in 2009 as a result of lower pricing for consumer and beverage products. The lower pricing for consumer and beverage products is primarily due to the timing of deflationary cost pass throughs as a result of deflation during 2009. These cost pass throughs usually lag deflation by two to three quarters. The Company’s announced March 2010 and April 2010 price increases for open market CRB and CUK, respectively, had a slight benefit on the quarter. The Company announced additional price increases in July 2010 for open market CRB and CUK effective in August 2010 which should impact sales in the second half of the year. Increased volumes for containerboard, open market CRB and CUK, and Europe were partially offset by lower volume for consumer and beverage products. The corrugated medium machine was down for 17 days during the second quarter of 2009 due to softness in that market. The lower consumer products sales were due to the continuing impact of general market conditions in which volume has remained steady in staples (e.g., dry mixes, pizza) and was down in discretionary items (e.g., eating out). The decrease in beverage volume due to general market conditions and shift from beer to wine and spirits was partially offset by increased soft drink volumes due to promotional activities and new international and non-carbonated beverage business. Unfavorable exchange rates in Europe were partially offset by favorable rates in Japan and Australia.
Multi-wall Bag
The Company’s Net Sales from multi-wall bag for the three months ended June 30, 2010 decreased by $1.5 million, or 1.3%, to $113.8 million from $115.3 million for the same period in 2009 as a result of lower pricing primarily due to negotiated deflationary pass throughs and the impact of the divested bag equipment business. These decreases were partially offset by higher volume as a result of market improvements in the building products, chemical and mineral industries.
Specialty Packaging
The Company’s Net Sales from specialty packaging for the three months ended June 30, 2010 increased by $5.7 million, or 11.6%, to $54.9 million from $49.2 million for the same period in 2009 as a result of higher volume/mix due to market improvements in the building products, chemical, and food and pharmaceutical industries; higher pricing, and favorable exchange rates in Canada. These increases were partially offset by the impact of the divested ink business.
Income (Loss) from Operations

	Three Months Ended June 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change(a)

Paperboard Packaging	$75.0	$85.4	$(10.4)	(12.2%)
Multi-wall Bag	(0.1)	(1.7)	1.6	94.1%
Specialty Packaging	4.6	3.6	1.0	27.8%
Corporate	(56.7)	0.7	(57.4)	N.M. (a)

Total	$22.8	$88.0	$(65.2)	(74.1%)

Note:
(a)	Percentage calculation not meaningful.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2009	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2010

Paperboard Packaging	$85.4	$(12.1)	$(0.3)	$(19.0)	$(0.7)	$21.7	$(10.4)	$75.0
Multi-wall Bag	(1.7)	(2.1)	0.1	1.9	—	1.7	1.6	(0.1)
Specialty Packaging	3.6	2.6	0.2	(6.1)	0.3	4.0	1.0	4.6
Corporate	0.7	—	—	—	(2.5)	(54.9)	(57.4)	(56.7)

Total	$88.0	$(11.6)	$—	$(23.2)	$(2.9)	$(27.5)	$(65.2)	$22.8

Note:
(a)	Includes the Company’s cost reduction initiatives and expenses related to the combination of Graphic Packaging Corporation and Altivity Packaging, LLC (“the Altivity Transaction”).
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging for the three months ended June 30, 2010 decreased by $10.4 million, or 12.2%, to $75.0 million from $85.4 million for the same period in 2009 as a result of higher inflation, the lower pricing in consumer and beverage products and the timing of maintenance outages, partially offset by cost savings through continuous improvement programs and integration synergies. The inflation was primarily related to higher secondary fiber and wood ($18.2 million); resin and inks and coatings ($6.7 million); freight ($3.6 million); external board ($2.3 million); and other costs ($0.9 million). These higher costs were partially offset by lower labor and related benefits ($7.6 million) and lower energy costs ($5.1 million), mainly due to the price of natural gas.
Multi-wall Bag
The Company’s Loss from Operations from multi-wall bag for the three months ended June 30, 2010 decreased by $1.6 million, or 94.1%, to $0.1 million from $1.7 million for the same period in 2009 as a result of lower inflation, primarily for labor and related benefits and external paper, and cost savings. These increases were partially offset by the lower pricing. In the second quarter of 2009 the Company incurred accelerated depreciation for assets that would be removed from service before the end of their useful lives due to a facility closure.
Specialty Packaging
The Company’s Income from Operations from specialty packaging for the three months ended June 30, 2010 increased by $1.0 million, or 27.8%, to $4.6 million from $3.6 million for the same period in 2009 as a result of cost savings and the higher pricing and volume. These increases were partially offset by higher costs, primarily for resin, and a gain on the sale of the ink business in 2009.
Corporate
The Company’s Loss from Operations from corporate for the three months ended June 30, 2010 was $56.7 million compared to a $0.7 million Income from Operations for the same period in 2009. The change was primarily due to the $55.3 million alternative fuel tax credit net of expenses received in the second quarter of 2009 and higher merger related expenses of $12.2 million. During the second quarter of 2010, the Company finalized its restructuring activities and concluded that certain facilities were no longer an essential part of its manufacturing and warehouse footprint and that the facilities would be disposed. The Company recorded charges of $29.7 million to write down to fair market value less costs to sell these facilities and to establish a liability for multi-employer postemployment benefits for union employees at these facilities. Merger-related expenses in 2009 included a $19.4 million noncash charge related to excess maintenance, repair and overhaul (“MRO”) inventory.
FIRST SIX MONTHS 2010 COMPARED WITH FIRST SIX MONTHS 2009
Net Sales

	Six Months Ended June 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$1,702.4	$1,719.7	$(17.3)	(1.0%)
Multi-wall Bag	232.7	240.1	(7.4)	(3.1%)
Specialty Packaging	105.5	103.2	2.3	2.2%

Total	$2,040.6	$2,063.0	$(22.4)	(1.1%)

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2009	Price	Volume/Mix		Exchange	Total	2010
			Divested
			Businesses	Organic
Paperboard Packaging	$1,719.7	$(24.7)	—	$0.9	$6.5	$(17.3)	$1,702.4
Multi-wall Bag	240.1	(11.1)	(3.6)	7.3	—	(7.4)	232.7
Specialty Packaging	103.2	3.1	(8.9)	6.4	1.7	2.3	105.5

Total	$2,063.0	$(32.7)	$(12.5)	$14.6	$8.2	$(22.4)	$2,040.6

Paperboard Packaging
The Company’s Net Sales from paperboard packaging for the first six months of 2010 decreased by $17.3 million, or 1.0%, to $1,702.4 million from $1,719.7 million for the same period in 2009 as a result of lower pricing for consumer and beverage products and containerboard. The lower pricing for consumer and beverage products is primarily due to the timing of deflationary cost pass throughs as a result of deflation during 2009. The Company announced price increases which should impact sales in the second half of the year. Lower volume for consumer and beverage products was offset by increased volume for containerboard and open market CRB and CUK sales. The corrugated medium machine was down for 36 days during the first six months of 2009 due to softness in that market. The lower consumer products sales were due to a decision to exit lower margin business, as well as the continuing impact of general market conditions in which volume has remained steady in staples (e.g., dry mixes, cereal, pizza) and was flat or down in discretionary items (e.g., frozen foods, eating out). The decrease in beverage volume was due to general market conditions and shift from beer to wine and spirits which was partially offset by improved soft drink volumes and new international and non-carbonated beverage business. Favorable currency exchange rate changes, primarily in Australia and Japan, also positively impacted Net Sales.
Multi-wall Bag
The Company’s Net Sales from multi-wall bag for the first six months of 2010 decreased by $7.4 million, or 3.1%, to $232.7 million from $240.1 million for the same period in 2009 as a result of lower pricing primarily due to negotiated deflationary pass throughs and the impact of the divested bag equipment business. These decreases were partially offset by higher volume as a result of market improvements in the building products, chemical and mineral industries.
Specialty Packaging
The Company’s Net Sales from specialty packaging for the first six months of 2010 increased by $2.3 million, or 2.2%, to $105.5 million from $103.2 million for the same period in 2009 as a result of higher volume/mix due to market improvements in the building products, chemical, and food and pharmaceutical industries; higher pricing and favorable currency exchange rates in Canada, partially offset by the impact of the divested ink business.
Income (Loss) from Operations

	Six Months Ended June 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change(a)

Paperboard Packaging	$150.7	$141.4	$9.3	6.6%
Multi-wall Bag	2.3	1.4	0.9	64.3%
Specialty Packaging	8.9	6.1	2.8	45.9%
Corporate	(79.5)	(27.8)	(51.7)	N.M. (a)

Total	$82.4	$121.1	$(38.7)	32.0%

Note:
(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2009	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2010

Paperboard Packaging	$141.4	$(24.7)	$(1.2)	$(18.4)	$(0.9)	$54.5	$9.3	$150.7
Multi-wall Bag	1.4	(11.1)	0.4	3.0	—	8.6	0.9	2.3
Specialty Packaging	6.1	3.1	0.7	(8.1)	0.2	6.9	2.8	8.9
Corporate	(27.8)	—	—	—	(3.8)	(47.9)	(51.7)	(79.5)

Total	$121.1	$(32.7)	$(0.1)	$(23.5)	$(4.5)	$22.1	$(38.7)	$82.4

Note:
(a)	Includes the Company’s cost reduction initiatives and expenses related to the combination of Graphic Packaging Corporation and Altivity Packaging, LLC (“the Altivity Transaction”).
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging for the first six months of 2010 increased by $9.3 million, or 6.6%, to $150.7 million from $141.4 million for the same period in 2009 as a result of cost savings through continuous improvement programs and integration synergies primarily focused on maximizing productivity and minimizing waste in the production cycle. These cost savings were partially offset by the lower pricing in consumer and beverage products, inflation, and the lower volume. In 2009, the Company incurred higher accelerated depreciation related to assets that will be removed from service before the end of their useful lives due to facility closures, higher costs associated with the then pending closure of the Company’s plant in Grenoble, France and higher unabsorbed fixed costs due to 36 days of market downtime. The inflation was primarily related to higher secondary fiber and wood ($28.6 million); freight ($3.7 million); other costs ($3.6 million); external board ($2.1 million); and resin and inks and coatings ($7.7 million). These higher costs were partially offset by lower energy costs ($20.6 million), mainly due to the price of natural gas, and chemicals ($6.7 million).
Multi-wall Bag
The Company’s Income from Operations from multi-wall bag for the first six months of 2010 increased by $0.9 million, or 64.3%, to $2.3 million from $1.4 million for the same period in 2009 as a result of cost savings through continuous improvement programs and lower inflation, primarily for external paper. These cost savings were partially offset by the lower pricing. In the second quarter of 2009, the Company recorded accelerated depreciation for assets that would be removed from service before the end of their useful lives due to a facility closure.
Specialty Packaging
The Company’s Income from Operations from specialty packaging for the first six months of 2010 increased by $2.8 million, or 45.9%, to $8.9 million from $6.1 million for the same period in 2009 as a result of cost savings and the higher pricing and volume. These increases were partially offset by higher costs, primarily for resin, and the gain on the sale of the ink business in 2009.
Corporate
The Company’s Loss from Operations from corporate for the first six months of 2010 was $79.5 million compared to $27.8 million for the same period in 2009. The change was primarily due to the $55.3 million alternative fuel tax credit net of expenses received in the second quarter of 2009 and higher merger-related expense primarily for the charges related to finalizing restructuring activities and, in 2009, the charge related to MRO inventory.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE
Interest Expense, Net
Interest Expense, Net was $90.0 million and $104.7 million for the first six months of 2010 and 2009, respectively. Interest Expense decreased due to lower levels of debt as well as lower average rates on the unhedged portion of the Company’s debt. As of June 30, 2010, approximately 18% of the Company’s total debt was subject to floating interest rates.
Income Tax Expense
During the first six months of 2010, the Company recognized Income Tax Expense of $18.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $8.5 million. During the first six months of 2009, the Company recognized Income Tax Expense of $19.4 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $10.3 million. Income Tax Expense for the first six months of both 2010 and 2009 primarily relates to the noncash expense of $15.9 million, associated with the amortization of goodwill for tax purposes. The Company has approximately $1.3 billion of net operating loss carryforwards for U.S. federal income tax purposes, which may be used to offset future taxable income.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The Company broadly defines liquidity as its ability to generate sufficient funds from both internal and external sources to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. The expiration of the alternative fuel tax credit on December 31, 2009 is not expected to negatively impact the Company’s ability to fund operations, make appropriate capital expenditures or meet its annual debt reduction targets.
Cash Flows

	Six Months Ended
	June 30,
In millions	2010	2009

Net Cash Provided by Operating Activities	$100.7	$173.9
Net Cash Used in Investing Activities	(42.2)	(57.1)
Net Cash Used in Financing Activities	(35.4)	(126.3)
Net cash provided by operating activities for the first six months of 2010 totaled $100.7 million, compared to $173.9 million for the same period in 2009. The decrease was primarily due to the alternative fuel tax credit received in 2009 of $51.6 million, higher working capital requirements of $37.7 million primarily as a result of higher inventory levels and increased contributions to the pension plans, partially offset by higher accruals associated with the finalization of the Company’s restructuring activities. In 2009, a heightened focus on cash management drove down inventory levels.
Net cash used in investing activities for the first six months of 2010 totaled $42.2 million, compared to $57.1 million for the same period in 2009. This year over year change was due primarily to a decrease in capital spending of $26.7 million as a result of management’s continued focus on tighter cash management.
Net cash used in financing activities for the first six months of 2010 totaled $35.4 million compared to net cash used in financing activities of $126.3 million for the same period in 2009. This decrease was primarily due to lower net payments under the Company’s revolving credit facilities, partially offset by the Company’s redemption in June 2010 of $34.9 million of its Senior Subordinated Notes due 2013.
In July 2009, the Company called an additional $67 million of its Senior Subordinated Notes due 2013 for settlement on August 16, 2010.

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

At June 30, 2010, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
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
The calculations of the components of the maximum consolidated secured leverage ratio as of and for the twelve month period ended June 30, 2010 are listed below:

Twelve Months Ended
In millions	June 30, 2010

Net Income	$38.5
Income Tax Expense	23.5
Interest Expense, Net	181.7
Depreciation and Amortization	301.2
Dividends Received, Net of Earnings of Equity Affiliates	(0.4)
Non-Cash Provisions for Reserves for Discontinued Operations	—
Other Non-Cash Charges	47.5
Merger Related Expenses	80.4
Losses Associated with Sale/Write-Down of Assets	21.6
Other Non-Recurring/Extraordinary/Unusual Items	(83.3)
Projected Run Rate Cost Savings (a)	61.1

Credit Agreement EBITDA	$671.8

As of
In millions	June 30, 2010

Short-Term Debt	$27.1
Long-Term Debt	2,738.6

Total Debt	$2,765.7
Less Adjustments (b)	822.5

Consolidated Secured Indebtedness	$1,943.2

Notes:
(a)
As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $61.1 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended June 30, 2010. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

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
Capital Investment
The Company’s capital investment in the first six months of 2010 was $39.7 million compared to $66.4 million in the first six months of 2009. During the first six months of 2010, the Company had capital spending of $27.2 million for improving process capabilities, $8.6 million for capital spares and $3.9 million for manufacturing packaging machinery.
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

BUSINESS OUTLOOK
The Company expects to realize between $90 million and $110 million of year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects, and integration synergies.
Total capital investment for 2010 is expected to be approximately $130 million and is expected to relate principally to the Company’s process capability improvements (approximately $103 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $7 million).
The Company also expects the following in 2010:
•	Depreciation and amortization of approximately $310 million.

•	Interest expense of $175 million to $180 million, including $9 million of noncash interest expense associated with amortization of debt issuance costs.

•	Net debt reduction of approximately $200 million.

•	Pension plan contributions of $45 million to $70 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2010. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
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
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	August 5, 2010
Stephen A. Hellrung

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 5, 2010

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 5, 2010