Form 10-Q
period 2010-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2010-11-04
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
     As of October 29, 2010, there were 343,627,679 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION	4
ITEM 1. FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	39
ITEM 4. CONTROLS AND PROCEDURES	39
PART II — OTHER INFORMATION	39
ITEM 1. LEGAL PROCEEDINGS	39
ITEM 1A. RISK FACTORS	39
ITEM 6. EXHIBITS	40
SIGNATURES	41
EX-4.1
EX-4.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2010	2009	2010	2009

Net Sales	$1,042.8	$1,054.2	$3,083.4	$3,117.2
Cost of Sales	887.7	907.8	2,633.7	2,702.4
Selling, General and Administrative	80.9	75.8	236.7	239.4
Other (Income), Net	(4.3)	(3.0)	(3.0)	(13.3)
Restructuring and Other Special (Credits) Charges	—	(23.9)	55.1	(29.9)

Income from Operations	78.5	97.5	160.9	218.6
Interest Expense, Net	(44.0)	(53.3)	(134.0)	(158.0)
Loss on Modification or Extinguishment of Debt	(6.5)	(1.0)	(7.4)	(7.1)

Income before Income Taxes and Equity in Net Earnings of Affiliates	28.0	43.2	19.5	53.5
Income Tax Expense	(11.0)	(10.3)	(29.8)	(29.7)

Income (Loss) before Equity in Net Earnings of Affiliates	17.0	32.9	(10.3)	23.8
Equity in Net Earnings of Affiliates	0.6	0.3	1.4	0.8

Net Income (Loss)	$17.6	$33.2	$(8.9)	$24.6

Income (Loss) Per Share — Basic	$0.05	$0.10	$(0.03)	$0.07
Income (Loss) Per Share — Diluted	$0.05	$0.10	$(0.03)	$0.07
Weighted Average Number of Shares Outstanding — Basic	344.1	343.4	343.7	343.0
Weighted Average Number of Shares Outstanding — Diluted	347.2	344.9	343.7	343.9
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
In millions, except share and per share amounts	2010	2009

ASSETS

Current Assets:
Cash and Cash Equivalents	$166.3	$149.8
Receivables, Net	430.9	382.3
Inventories, Net	444.2	436.5
Other Current Assets	70.3	52.7

Total Current Assets	1,111.7	1,021.3

Property, Plant and Equipment, Net	1,662.5	1,797.4
Goodwill	1,204.4	1,204.6
Intangible Assets, Net	587.1	620.0
Other Assets	52.0	58.5

Total Assets	$4,617.7	$4,701.8

LIABILITIES

Current Liabilities:
Short Term Debt and Current Portion of Long-Term Debt	$28.8	$17.6
Accounts Payable	336.1	361.8
Interest Payable	34.6	42.7
Other Accrued Liabilities	198.7	212.4

Total Current Liabilities	598.2	634.5

Long-Term Debt	2,696.9	2,782.6
Deferred Income Tax Liabilities	250.9	226.9
Other Noncurrent Liabilities	341.7	329.0

Total Liabilities	3,887.7	3,973.0

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 343,620,179 and 343,245,250 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3.4	3.4
Capital in Excess of Par Value	1,963.3	1,958.2
Accumulated Deficit	(1,027.9)	(1,019.0)
Accumulated Other Comprehensive Loss	(208.8)	(213.8)

Total Shareholders’ Equity	730.0	728.8

Total Liabilities and Shareholders’ Equity	$4,617.7	$4,701.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(8.9)	$24.6
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	218.0	228.0
Deferred Income Taxes	24.4	27.9
Amount of Postemployment Expense (Less) Greater Than Funding	(14.8)	13.1
Other, Net	31.3	18.1
Changes in Operating Assets and Liabilities	(75.9)	10.8

Net Cash Provided by Operating Activities	174.1	322.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(73.9)	(96.3)
Proceeds from Sale of Assets, Net of Selling Costs	—	9.8
Other, Net	(3.6)	(2.2)

Net Cash Used in Investing Activities	(77.5)	(88.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	29.4	423.8
Payments on Debt	(101.7)	(425.3)
Borrowings under Revolving Credit Facilities	126.4	147.9
Payments on Revolving Credit Facilities	(124.6)	(291.2)
Redemption and Early Tender Premiums and Debt Issuance Costs	(10.2)	(14.7)

Net Cash Used in Financing Activities	(80.7)	(159.5)

Effect of Exchange Rate Changes on Cash	0.6	0.3

Net Increase in Cash and Cash Equivalents	16.5	74.6
Cash and Cash Equivalents at Beginning of Period	149.8	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166.3	$244.7

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
Alternative Fuel Tax Credit
The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter of 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter of 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. As of September 30, 2009, the Company had submitted refund claims based on fuel usage at the two mills from mid-January 2009 through September 30, 2009 totaling $103.8 million and had received refunds totaling $97.2 million. The net impact of the tax credit is included in Restructuring and Other Special (Credits) Charges in the amount of $38.5 million and $93.8 million for the three and nine months ended September 30, 2009, respectfully, and is included in Corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.

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
NOTE 2 — INVENTORIES
Inventories by major class:

	September 30,	December 31,
In millions	2010	2009

Finished Goods	$231.4	$251.9
Work in Progress	51.1	40.3
Raw Materials	118.4	105.2
Supplies	65.1	63.6

	466.0	461.0
Less: Allowance	(21.8)	(24.5)

Total	$444.2	$436.5

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
Since the Company finalized its restructuring activities in the second quarter 2010, there were no termination benefits recorded in the third quarter. There were $2.2 million of termination benefits recorded in the nine months ended September 30, 2010. The amount of termination benefits recorded in the three and nine months ended September 30, 2009 totaled $1.3 million and $4.6 million, respectively. These termination benefits are included in Restructuring and Other Special (Credits) Charges in the Condensed Consolidated Statements of Operations. The restructuring reserves are included in Other Accrued Liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the transactions within the restructuring reserves:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Balance at December 31, 2009	$3.5	$3.5	$0.6	$7.6
Additions to Reserves	2.2	—	—	2.2
Cash Payments	(2.8)	(1.6)	(0.3)	(4.7)
Other Adjustments	(1.6)	(0.6)	—	(2.2)

Balance at September 30, 2010	$1.3	$1.3	$0.3	$2.9

Accelerated or incremental depreciation was recorded for assets that will be removed from service before the end of their originally estimated useful lives due to the facility closures. The following table summarizes the accelerated depreciation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2010	2009	2010	2009

Accelerated Depreciation	$0.7	$1.1	$3.9	$9.4
Upon finalizing its restructuring activities, in the second quarter, the Company concluded that certain facilities were no longer an essential part of its manufacturing and warehouse footprint and that the facilities would be sold. Accordingly the facilities are reported at the lower of their carrying value or fair market value less costs to sell and reclassified as assets held for sale and are included in other current assets. In addition, estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for union employees at certain of these facilities were established. Charges of $21.9 million for estimated multiemployer pension plan withdrawal liabilities and $7.8 million related to assets written down to fair market value less costs to sell were recorded, and are included in Restructuring and Other Special (Credits) Charges in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.
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
In connection with the above retirements, the Company recorded charges for the three and nine month period ended September 30, 2009 of $1.0 million and $7.1 million, respectfully. The charges are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Condensed Consolidated Statements of Operations. The charges consisted of unamortized deferred financing costs and, in regards to the June 2009 retirement, the early tender premiums associated with the 8.5% Senior Notes due in 2011.
In June 2010, the Company purchased $34.9 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2013 at purchase prices ranging from 101.75% to 101.833% of the principal amount of the notes purchased, plus accrued and unpaid interest up to, but not including the date of purchase.
On July 15, 2010, the Company announced that it would redeem and prepay approximately $66.8 million in aggregate principle of the 9.5% Senior Subordinated Notes at a redemption price of 101.583%. The redemption occurred on August 16, 2010.
On September 29, 2010, the Company completed the issuance and sale of $250.0 million of aggregate principal amount of its 7.875% Senior Notes due in 2018. A portion of the proceeds were used to retire, through a tender offer, $220.6 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2013. In September 2010, the Company called an additional $29.4 million of its Senior Subordinated Notes due 2013 for settlement on October 29, 2010.
The June 2010 and August 2010 retirements were treated as extinguishments of debt and charges of $0.9 million and $1.5 million consisting of unamortized deferred financing costs and amounts paid in excess of par are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Condensed Consolidated Statements of Operations.
The September debt exchange was accounted for as a modification. Fees paid to third parties of $5.0 million are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Condensed Consolidated Statements of Operations. Fees paid to creditors of approximately $4.0 million are reflected as a reduction of debt and will be amortized using the effective interest method over the term of the 7.875% Senior Notes.

Long-Term Debt is composed of the following:

	September 30,	December 31,
In millions	2010	2009

Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.0	—
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.5	423.7
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	102.7	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.52% at September 30, 2010) payable through 2014	890.7	890.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.28% at September 30, 2010) payable through 2014	1,052.4	1,052.4
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.52% at September 30, 2010) payable in 2013	—	—
Other	1.9	0.8

	2,717.2	2,792.6
Less, current portion	20.3	10.0

Total	$2,696.9	$2,782.6

At September 30, 2010, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$368.0
International Facilities	18.4	9.7	8.7

Total	$418.4	$9.7	$376.7

Note:
(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $32.0 million as of September 30, 2010. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2011 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017, the 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of September 30, 2010, the Company was in compliance with the covenants in the Credit Agreement.
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

Stock Options
GPC and the Company have not granted any stock options since 2004. During the nine months ended September 30, 2010, 4,000 stock options were exercised and 1,081,675 stock options were cancelled. The total number of shares subject to options at September 30, 2010 was 5,356,417 at a weighted average exercise price of $7.43.
Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and RSUs. All RSUs vest and become payable in one to four years from date of grant. Upon vesting, RSUs are payable in cash and shares of common stock, based on the proportion set forth in the grant agreements.
Data concerning RSUs and stock awards granted in the first nine months of 2010 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	5,464	$3.59
Stock Awards — Board of Directors	340	$3.18
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
During the nine months ended September 30, 2010 and 2009, $7.5 million and $3.1 million, respectively, were charged to compensation expense for stock incentive plans.
The unrecognized expense related to unvested RSUs as of September 30, 2010 is approximately $21 million and is expected to be recognized over a weighted average period of two years.
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

Pension and Postretirement Expense
The pension and postretirement expenses related to the Company’s plans consisted of the following:

					Postretirement Health
	Pension Benefits				Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2010	2009	2010	2009	2010	2009	2010	2009

Components of Net Periodic Cost:
Service Cost	$5.0	$4.9	$15.0	$14.6	$0.2	$0.4	$0.8	$1.2
Interest Cost	12.7	12.7	38.1	37.7	0.7	0.9	2.1	2.6
Expected Return on Plan Assets	(12.7)	(10.9)	(38.0)	(32.0)	—	—	—	—
Administration Expenses	—	0.1	—	0.1	—	—	—	—
Amortizations:
Prior Service Cost	0.1	0.3	0.3	0.9	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	2.3	5.2	6.9	15.5	(0.4)	(0.2)	(1.2)	(0.5)

Net Periodic Cost	$7.4	$12.3	$22.3	$36.8	$0.5	$1.1	$1.6	$3.2

Employer Contributions
The Company made contributions of $36.6 million and $34.5 million to its pension plans during the first nine months of 2010 and 2009, respectively. The Company expects to make contributions of $45 million to $60 million for the full year 2010. During 2009, the Company made $43.6 million of contributions to its pension plans.
The Company made postretirement health care benefit payments of $1.6 million and $2.0 million during the first nine months of 2010 and 2009, respectively. The Company estimates its postretirement health care benefit payments for the full year 2010 to be approximately $3 million. During 2009, the Company made postretirement health care benefit payments of $2.9 million.
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
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. At September 30, 2010, the Company had interest rate swap agreements with notional amounts of $1,460 million which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 3.84% and receive the three-month LIBOR rates. At December 31, 2009, the Company had interest rate swap agreements with notional amounts of $2,170 million, including $400 million in forward starting interest rate swaps, which expire on various dates from 2010 to 2012 under which the Company will pay fixed rates of 2.24% to 5.06% and receive the three-month LIBOR rates.
Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first nine months of 2010 and 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.
Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected natural gas usage for the remainder of 2010. Additionally, the Company has hedged a portion of its expected usage for 2011. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts’ change in fair value, if any, would be recognized immediately in earnings.
During the first nine months of 2010 and 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Foreign Currency Risk
The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses related to these contracts are recognized in Other (Income), Net when the anticipated transaction affects income.
At September 30, 2010 and at December 31, 2009, multiple forward exchange contracts existed that expire on various dates throughout 2010. Those purchased forward exchange contracts outstanding at September 30, 2010 and December 31, 2009, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2010 and December 31, 2009, respectively, had notional amounts totaling $13.8 million and $60.6 million.
No amounts were reclassified to earnings during the first nine months of 2010 or during 2009 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2010 and December 31, 2009, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2010 and December 31, 2009, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2010 and December 31, 2009, respectively, had net notional amounts totaling $17.3 million and $10.1 million. Unrealized gains and losses resulting from these contracts are recognized in Other (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.
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
As of September 30, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative			Derivative
	Assets			Liabilities
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
In millions	Location	2010	2009	Location	2010	2009

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$0.3	Other Accrued Liabilities and Other Noncurrent Liabilities	$4.8	$—
Foreign Currency Contracts	Other Current Assets	0.5	1.0	Other Accrued Liabilities	0.8	—
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities and Other Noncurrent Liabilities	33.4	36.1

Total Derivative Contracts		$0.5	$1.3		$39.0	$36.1

The fair values of the Company’s other financial assets and liabilities at September 30, 2010 and December 31, 2009 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,728.9 million and $2,762.6 million as compared to the carrying amounts of $2,717.2 million and $2,792.6 million as of September 30, 2010 and December 31, 2009, respectively. The fair value of Long-Term Debt is based on Level 1 inputs in the fair value hierarchy. Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain)			Amount of Loss (Gain)			Amount of (Gain) Loss
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Three Months Ended		in Statement of	Three Months Ended		in Statement of	Three Months Ended
	September 30,		Operations	September 30,		Operations	September 30,
			(Effective			(Ineffective
In millions	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Commodity Contracts	$4.2	$(0.5)	Cost of Sales	$1.3	$9.9	Cost of Sales	$(0.1)	$0.2
Foreign Currency Contracts	1.6	2.6	Other (Income), Net	(1.0)	(0.5)	Other (Income), Net	—	—
Interest Rate Swap Agreements	6.8	16.5	Interest Expense, Net	8.3	13.1	Interest Expense, Net	—	—

Total	$12.6	$18.6		$8.6	$22.5		$(0.1)	$0.2

	Amount of Loss (Gain)			Amount of Loss (Gain)			Amount of Gain
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Nine Months Ended		in Statement of	Nine Months Ended		in Statement of	Nine Months Ended
	September 30,		Operations	September 30,		Operations	September 30,
			(Effective			(Ineffective
In millions	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Commodity Contracts	$9.8	$13.3	Cost of Sales	$3.4	$32.0	Cost of Sales	$—	$(0.4)
Foreign Currency Contracts	(0.1)	(0.2)	Other (Income), Net	(0.5)	(0.9)	Other (Income), Net	—	—
Interest Rate Swap Agreements	24.4	24.5	Interest Expense, Net	26.8	32.7	Interest Expense, Net	(0.2)	(0.1)

Total	$34.1	$37.6		$29.7	$63.8		$(0.2)	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Amount of (Loss) Gain
	Location	Recognized in Statement of Operations
	in Statement	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	of Operations	2010	2009	2010	2009

Foreign Currency Contracts	Other (Income), Net	$(1.8)	$0.3	$(1.4)	$0.1

Accumulated Derivative Instruments (Loss) Gain
The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions

Balance at December 31, 2009	$(35.1)
Reclassification to earnings	29.7
Current period change in fair value	(34.1)

Balance at September 30, 2010	$(39.5)

At September 30, 2010, the Company expects to reclassify approximately $29.1 million of losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.
NOTE 8 — COMPREHENSIVE INCOME (LOSS)
The following table shows the components of Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2010	2009	2010	2009

Net Income (Loss)	$17.6	$33.2	$(8.9)	$24.6
Other Comprehensive (Loss) Income:
Derivative Instruments (Loss) Income	(4.0)	3.9	(4.4)	26.2
Pension Benefit Plans	2.4	5.5	7.2	16.4
Postretirement Benefit Plans	(0.5)	(0.2)	(1.4)	(0.6)
Postemployment Benefit Plans	0.1	0.1	0.3	0.4
Currency Translation Adjustment	11.0	7.4	3.3	5.4

Total Comprehensive Income (Loss)	$26.6	$49.9	$(3.9)	$72.4

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
Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2010	2009	2010	2009

NET SALES:
Paperboard Packaging	$873.3	$886.2	$2,575.7	$2,605.9
Multi-wall Bag	122.2	117.5	354.9	357.6
Specialty Packaging	47.3	50.5	152.8	153.7

Total	$1,042.8	$1,054.2	$3,083.4	$3,117.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$86.8	$90.8	$237.5	$232.2
Multi-wall Bag	0.6	1.8	2.9	3.2
Specialty Packaging	1.0	—	9.9	6.1
Corporate	(9.9)	4.9	(89.4)	(22.9)

Total	$78.5	$97.5	$160.9	$218.6

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2010	2009	2010	2009

Net Income (Loss)	$17.6	$33.2	$(8.9)	$24.6
Weighted Average Shares:
Basic	344.1	343.4	343.7	343.0
Stock Awards	3.1	1.5	—	0.9

Diluted	347.2	344.9	343.7	343.9

Earnings (Loss) Per Share — Basic	$0.05	$0.10	$(0.03)	$0.07
Earnings (Loss) Per Share — Diluted	$0.05	$0.10	$(0.03)	$0.07

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Employee Stock Options	4,942,072	6,054,592	—	6,377,864
Restricted Stock Unit Awards	—	11,667	—	745,098

Total	4,942,072	6,066,259	—	7,122,962

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

	Three Months Ended September 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$844.3	$132.1	$106.8	$(40.4)	$1,042.8
Cost of Sales	—	711.3	119.8	97.0	(40.4)	887.7
Selling, General and Administrative	—	64.5	8.6	7.8	—	80.9
Other (Income), Net	—	(4.1)	—	(0.2)	—	(4.3)

Income from Operations	—	72.6	3.7	2.2	—	78.5
Interest Expense, Net	—	(43.7)	—	(0.3)	—	(44.0)
Loss on Modification or Extinguishment of Debt	—	(6.5)	—	—	—	(6.5)

Income before Income Taxes and Equity in Net Earnings of Affiliates	—	22.4	3.7	1.9	—	28.0
Income Tax Expense	—	(7.9)	(0.4)	(2.7)	—	(11.0)

Income (Loss) before Equity in Net Earnings of Affiliates	—	14.5	3.3	(0.8)	—	17.0
Equity in Net Earnings of Affiliates	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	17.6	3.1	(0.8)	—	(19.9)	—

Net Income (Loss)	$17.6	$17.6	$2.5	$(0.2)	$(19.9)	$17.6

	Three Months Ended September 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$850.9	$130.1	$110.2	$(37.0)	$1,054.2
Cost of Sales	—	726.4	116.4	102.0	(37.0)	907.8
Selling, General and Administrative	—	60.7	8.5	6.6	—	75.8
Other (Income), Net	—	(1.3)	(0.4)	(1.3)	—	(3.0)
Restructuring and Other Special Credits	—	(23.9)	—	—	—	(23.9)

Income from Operations	—	89.0	5.6	2.9	—	97.5
Interest Expense, Net	—	(53.0)	0.1	(0.4)	—	(53.3)
Loss on Modification or Extinguishment of Debt	—	(1.0)	—	—	—	(1.0)

Income before Income Taxes and Equity in Net Earnings of Affiliates	—	35.0	5.7	2.5	—	43.2
Income Tax (Expense) Benefit	—	(8.8)	0.1	(1.6)	—	(10.3)

Income before Equity in Net Earnings of Affiliates	—	26.2	5.8	0.9	—	32.9
Equity in Net Earnings of Affiliates	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	33.2	7.0	(0.5)	—	(39.7)	—

Net Income (Loss)	$33.2	$33.2	$5.3	$1.2	$(39.7)	$33.2

	Nine Months Ended September 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$2,496.7	$396.7	$318.4	$(128.4)	$3,083.4
Cost of Sales	—	2,121.2	351.2	289.7	(128.4)	2,633.7
Selling, General and Administrative	—	187.4	26.3	23.0	—	236.7
Other (Income), Net	—	(2.5)	—	(0.5)	—	(3.0)
Restructuring and Other Special Charges	—	55.1	—	—	—	55.1

Income from Operations	—	135.5	19.2	6.2	—	160.9
Interest Expense, Net	—	(132.9)	—	(1.1)	—	(134.0)
Loss on Modification or Extinguishment of Debt	—	(7.4)	—	—	—	(7.4)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	—	(4.8)	19.2	5.1	—	19.5
Income Tax Expense	—	(23.7)	(0.4)	(5.7)	—	(29.8)

(Loss) Income before Equity in Net Earnings of Affiliates	—	(28.5)	18.8	(0.6)	—	(10.3)
Equity in Net Earnings of Affiliates	—	—	—	1.4	—	1.4
Equity in Net Earnings of Subsidiaries	(8.9)	19.6	0.6	—	(11.3)	—

Net (Loss) Income	$(8.9)	$(8.9)	$19.4	$0.8	$(11.3)	$(8.9)

	Nine Months Ended September 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$2,521.5	$404.3	$296.7	$(105.3)	$3,117.2
Cost of Sales	—	2,173.3	362.8	274.4	(108.1)	2,702.4
Selling, General and Administrative	—	188.6	29.1	21.7	—	239.4
Other (Income), Net	—	(3.0)	(6.0)	(4.3)	—	(13.3)
Restructuring and Other Special Credits	—	(29.9)	—	—	—	(29.9)

Income from Operations	—	192.5	18.4	4.9	2.8	218.6
Interest Expense, Net	—	(156.7)	0.2	(1.5)	—	(158.0)
Loss on Modification or Extinguishment of Debt	—	(7.1)	—	—	—	(7.1)

Income before Income Taxes and Equity in Net Earnings of Affiliates	—	28.7	18.6	3.4	2.8	53.5
Income Tax (Expense) Benefit	—	(25.7)	0.1	(4.1)	—	(29.7)

Income (Loss) before Equity in Net Earnings of Affiliates	—	3.0	18.7	(0.7)	2.8	23.8
Equity in Net Earnings of Affiliates	—	—	—	0.8	—	0.8
Equity in Net Earnings of Subsidiaries	24.6	21.6	1.5	—	(47.7)	—

Net Income (Loss)	$24.6	$24.6	$20.2	$0.1	$(44.9)	$24.6

	September 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$142.1	$—	$24.2	$—	$166.3
Receivables, Net	—	300.3	52.3	78.3	—	430.9
Inventories, Net	—	326.4	63.6	54.2	—	444.2
Intercompany	6.9	174.7	(115.9)	(65.7)	—	—
Other Current Assets	—	61.9	1.2	7.2	—	70.3

Total Current Assets	6.9	1,005.4	1.2	98.2	—	1,111.7

Property, Plant and Equipment, Net	—	1,480.0	121.6	61.1	(0.2)	1,662.5
Investment in Consolidated Subsidiaries	723.1	211.2	(2.7)	122.3	(1,053.9)	—
Goodwill	—	1,170.9	—	33.5	—	1,204.4
Intangible Assets, Net	—	575.3	—	11.8	—	587.1
Other Assets	—	35.1	0.7	16.2	—	52.0

Total Assets	$730.0	$4,477.9	$120.8	$343.1	$(1,054.1)	$4,617.7

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$20.0	$—	$8.8	$—	$28.8
Accounts Payable	—	263.4	39.2	33.5	—	336.1
Interest Payable	—	34.6	—	—	—	34.6
Other Accrued Liabilities	—	168.2	9.6	20.9	—	198.7

Total Current Liabilities	—	486.2	48.8	63.2	—	598.2

Long-Term Debt	—	2,696.0	—	0.9	—	2,696.9
Deferred Income Tax Liabilities	—	245.5	0.9	4.5	—	250.9
Other Noncurrent Liabilities	—	327.1	—	14.6	—	341.7

Total Liabilities	—	3,754.8	49.7	83.2	—	3,887.7

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	730.0	723.1	71.1	259.9	(1,054.1)	730.0

Total Liabilities and Shareholders’ Equity	$730.0	$4,477.9	$120.8	$343.1	$(1,054.1)	$4,617.7

	December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$124.3	$—	$25.5	$—	$149.8
Receivables, Net	—	266.0	41.6	74.7	—	382.3
Inventories, Net	—	333.2	56.8	46.5	—	436.5
Intercompany	1.8	193.5	(130.9)	(64.4)	—	—
Other Current Assets	—	48.2	0.7	3.8	—	52.7

Total Current Assets	1.8	965.2	(31.8)	86.1	—	1,021.3

Property, Plant and Equipment, Net	—	1,594.9	139.1	63.6	(0.2)	1,797.4
Investment in Consolidated Subsidiaries	727.0	184.2	(0.2)	123.2	(1,034.2)	—
Goodwill	—	1,171.9	—	32.7	—	1,204.6
Intangible Assets, Net	—	607.7	—	12.3	—	620.0
Other Assets	—	41.5	0.7	16.3	—	58.5

Total Assets	$728.8	$4,565.4	$107.8	$334.2	$(1,034.4)	$4,701.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$10.0	$—	$7.6	$—	$17.6
Accounts Payable	—	282.8	39.5	39.5	—	361.8
Interest Payable	—	42.7	—	—	—	42.7
Other Accrued Liabilities	—	184.5	12.6	15.3	—	212.4

Total Current Liabilities	—	520.0	52.1	62.4	—	634.5

Long-Term Debt	—	2,782.6	—	—	—	2,782.6
Deferred Income Tax Liabilities	—	221.7	0.9	4.3	—	226.9
Other Noncurrent Liabilities	—	314.1	—	14.9	—	329.0

Total Liabilities	—	3,838.4	53.0	81.6	—	3,973.0

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	728.8	727.0	54.8	252.6	(1,034.4)	728.8

Total Liabilities and Shareholders’ Equity	$728.8	$4,565.4	$107.8	$334.2	$(1,034.4)	$4,701.8

	Nine Months Ended September 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(8.9)	$(8.9)	$19.4	$0.8	$(11.3)	$(8.9)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	198.9	12.5	6.6	—	218.0
Deferred Income Taxes	—	23.8	0.6	—	—	24.4
Amount of Postemployment Expense Less Than Funding	—	(13.1)	—	(1.7)	—	(14.8)
Equity in Subsidiaries	8.9	(19.6)	(0.6)	—	11.3	—
Other, Net	—	31.3	—	—	—	31.3
Changes in Operating Assets and Liabilities	—	(41.9)	(29.9)	(4.1)	—	(75.9)

Net Cash Provided by Operating Activities	—	170.5	2.0	1.6	—	174.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(66.6)	(2.0)	(5.3)	—	(73.9)
Other, Net	—	(3.6)	—	—	—	(3.6)

Net Cash Used in Investing Activities	—	(70.2)	(2.0)	(5.3)	—	(77.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	29.4	—	—	—	29.4
Payments on Debt	—	(101.7)	—	—	—	(101.7)
Borrowings under Revolving Credit Facilities	—	82.4	—	44.0	—	126.4
Payments on Revolving Credit Facilities	—	(82.4)	—	(42.2)	—	(124.6)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(10.2)	—	—	—	(10.2)

Net Cash (Used in) Provided by Financing Activities	—	(82.5)	—	1.8	—	(80.7)

Effect of Exchange Rate Changes on Cash	—	—	—	0.6	—	0.6

Net Increase in Cash and Cash Equivalents	—	17.8	—	(1.3)	—	16.5
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$142.1	$—	$24.2	$—	$166.3

	Nine Months Ended September 30, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$24.6	$24.6	$20.2	$0.1	$(44.9)	$24.6
Noncash Items Included in Net Income (Loss):
Depreciation and Amortization	—	202.6	17.9	7.5	—	228.0
Deferred Income Taxes	—	23.8	4.1	—	—	27.9
Amount of Postemployment Expense Greater (Less) Than Funding	—	15.4	—	(2.3)	—	13.1
Equity in Subsidiaries	(24.6)	(21.6)	(1.5)	—	47.7	—
Other, Net	—	19.3	(1.2)	—	—	18.1
Changes in Operating Assets and Liabilities	—	26.9	(31.2)	17.9	(2.8)	10.8

Net Cash Provided by Operating Activities	—	291.0	8.3	23.2	—	322.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(85.6)	(5.0)	(5.7)	—	(96.3)
Proceeds from Sales of Assets, Net of Selling Costs	—	5.7	4.1	—	—	9.8
Other, Net	—	(2.2)	—	—	—	(2.2)

Net Cash Used in Investing Activities	—	(82.1)	(0.9)	(5.7)	—	(88.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	423.8	—	—	—	423.8
Payments on Debt	—	(425.3)	—	—	—	(425.3)
Borrowings under Revolving Credit Facilities	—	105.9	—	42.0	—	147.9
Payments on Revolving Credit Facilities	—	(249.1)	—	(42.1)	—	(291.2)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(14.7)	—	—	—	(14.7)

Net Cash Used in Financing Activities	—	(159.4)	—	(0.1)	—	(159.5)

Effect of Exchange Rate Changes on Cash	—	—	—	0.3	—	0.3

Net Increase in Cash and Cash Equivalents	—	49.5	7.4	17.7	—	74.6
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$220.3	$(0.1)	$24.5	$—	$244.7

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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Although the Company is currently experiencing inflation with certain input costs, its cost of goods sold during the first nine months of 2010 reflects the lower cost associated with the inventory on hand at December 31, 2009. Inflation increased costs in the first nine months of 2010 by $75.5 million, compared to the first nine months of 2009. The higher costs in 2010 are primarily related to secondary fiber and wood ($54.6 million); resin and inks and coatings ($32.3 million); freight ($6.6 million); externally purchased board ($6.0 million) and other costs ($9.2 million). These higher costs were partially offset by lower energy costs ($30.7 million), mainly due to the price of natural gas and chemicals ($2.5 million). Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.
As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected natural gas usage for the remainder of 2010. Additionally, the Company has hedged a portion of its expected usage for 2011.
Substantial Debt Obligations. The Company has $2,725.7 million of outstanding debt obligations as of September 30, 2010. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement dated May 16, 2007, as amended (the “Credit Agreement”) and the indentures governing the 9.5% Senior Subordinated Notes due 2013, 9.5% Senior Notes due 2017, and the 7.875% Senior Notes due 2018 (the “Indentures”) also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first nine months of 2010, the Company achieved $119.6 million in additional cost savings as compared to the first nine months of 2009, through its continuous improvement programs and integration synergies. The Company’s ability to continue to successfully implement its business strategies and to realize anticipated savings and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.
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
Alternative Fuel Tax Credit. The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter of 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter of 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. As of September 30, 2009, the Company had submitted refund claims based on fuel usage at the two mills from mid-January 2009 through September 30, 2009 totaling $103.8 million and had received refunds totaling $97.2 million. The net impact of the tax credit is included in Restructuring and Other Special (Credits) Charges in the amount of $38.5 million and $93.8 million for the three and nine months ended September 30, 2009, and is included in Corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.
OVERVIEW OF 2010 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.
•
Net Sales for the three months ended September 30, 2010 decreased by $11.4 million, or 1.1%, to $1,042.8 million from $1,054.2 million for the three months ended September 30, 2009 primarily due to lower volume in the paperboard packaging and specialty packaging segments. These decreases were partially offset by higher pricing across all segments and volume improvement in multi-wall bag.

•
Income from Operations for the three months ended September 30, 2010 decreased by $19.0 million, or 19.5%, to $78.5 million from $97.5 million for the three months ended September 30, 2009. This decrease was primarily due to the $38.5 million alternative fuel tax credit net of expenses received in the third quarter of 2009 and higher input costs experienced in the third quarter of 2010. The negative impact of the inflation was offset by higher pricing and cost savings achieved through continuous improvement programs and integration synergies and lower merger related expenses of $14.6 million.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in three business segments: paperboard packaging, multi-wall bag and specialty packaging.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2010	2009	2010	2009

NET SALES:
Paperboard Packaging	$873.3	$886.2	$2,575.7	$2,605.9
Multi-wall Bag	122.2	117.5	354.9	357.6
Specialty Packaging	47.3	50.5	152.8	153.7

Total	$1,042.8	$1,054.2	$3,083.4	$3,117.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$86.8	$90.8	$237.5	$232.2
Multi-wall Bag	0.6	1.8	2.9	3.2
Specialty Packaging	1.0	—	9.9	6.1
Corporate	(9.9)	4.9	(89.4)	(22.9)

Total	$78.5	$97.5	$160.9	$218.6

THIRD QUARTER 2010 COMPARED WITH THIRD QUARTER 2009
Net Sales

	Three Months Ended September 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$873.3	$886.2	$(12.9)	(1.5%)
Multi-wall Bag	122.2	117.5	4.7	4.0%
Specialty Packaging	47.3	50.5	(3.2)	(6.3%)

Total	$1,042.8	$1,054.2	$(11.4)	(1.1%)

The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2009	Price	Volume/Mix		Exchange	Total	2010
			Divested
			Businesses	Organic
Paperboard Packaging	$886.2	$5.5	$—	$(18.0)	$(0.4)	$(12.9)	$873.3
Multi-wall Bag	117.5	3.7	—	1.0	—	4.7	122.2
Specialty Packaging	50.5	4.4	—	(8.2)	0.6	(3.2)	47.3

Total	$1,054.2	$13.6	$—	$(25.2)	$0.2	$(11.4)	$1,042.8

Paperboard Packaging
The Company’s Net Sales from paperboard packaging for the three months ended September 30, 2010 decreased by $12.9 million, or 1.5%, to $873.3 million from $886.2 million for the same period in 2009 as a result of lower volume for consumer and beverage products, partially offset by higher volume in open market CUK sales. The lower consumer products sales were due to the continuing impact of general market conditions in which volume has remained steady in staples (e.g., cereal, frozen foods) but was down in discretionary items (e.g., eating out). The lower beer volume was due to general market conditions and a shift from beer to wine and spirits. The lower soft drink volume was due to customers’ destocking after stronger sales due to the promotional activities in the second quarter. These decreases were partially offset by price increases in consumer products and open market containerboard, CUK and CRB. The Company announced several price increases this year, which benefited open market sales in the quarter.
Multi-wall Bag
The Company’s Net Sales from multi-wall bag for the three months ended September 30, 2010 increased by $4.7 million, or 4.0%, to $122.2 million from $117.5 million for the same period in 2009 as a result of higher pricing primarily due to negotiated inflationary pass throughs and the impact of the higher volume/mix as a result of market improvements in the chemical and mineral industries.
Specialty Packaging
The Company’s Net Sales from specialty packaging for the three months ended September 30, 2010 decreased by $3.2 million, or 6.3%, to $47.3 million from $50.5 million for the same period in 2009 as a result of lower volume/mix due primarily to lower market demand in the building products and food and pharmaceutical industries. The volume decrease was partially offset by higher pricing due to negotiated inflationary pass throughs and favorable currency exchange rates in Canada.

Income (Loss) from Operations

	Three Months Ended September 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$86.8	$90.8	$(4.0)	(4.4%)
Multi-wall Bag	0.6	1.8	(1.2)	(66.7%)
Specialty Packaging	1.0	—	1.0	(100.0%)
Corporate	(9.9)	4.9	(14.8)	N.M. (a)

Total	$78.5	$97.5	$(19.0)	(19.5%)

Note:
(a)	Percentage calculation not meaningful.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2009	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2010

Paperboard Packaging	$90.8	$5.5	$(3.3)	$(42.2)	$0.4	$35.6	$(4.0)	$86.8
Multi-wall Bag	1.8	3.7	—	(6.7)	—	1.8	(1.2)	0.6
Specialty Packaging	—	4.4	(0.3)	(3.1)	—	—	1.0	1.0
Corporate	4.9	—	—	—	1.5	(16.3)	(14.8)	(9.9)

Total	$97.5	$13.6	$(3.6)	$(52.0)	$1.9	$21.1	$(19.0)	$78.5

Note:
(a)
Includes the Company’s cost reduction initiatives and expenses related to the combination of Graphic Packaging Corporation and Altivity Packaging, LLC as well as the alternative fuel tax credit received in 2009.

Paperboard Packaging
The Company’s Income from Operations from paperboard packaging for the three months ended September 30, 2010 decreased by $4.0 million, or 4.4%, to $86.8 million from $90.8 million for the same period in 2009 as a result of higher inflation and the lower volume in consumer and beverage products. These decreases were partially offset by cost savings through continuous improvement programs and integration synergies, higher pricing and the timing of maintenance outages. There were four fewer days taken for maintenance outages in September compared to the same period of last year. The inflation was primarily related to higher secondary fiber and wood ($26.0 million); resin and inks and coatings ($10.3 million); external board ($4.9 million); chemicals ($4.2 million); other costs ($4.2 million); and freight ($2.7 million). These higher costs were partially offset by lower energy costs ($10.1 million), mainly due to the price of natural gas.
Multi-wall Bag
The Company’s Income from Operations from multi-wall bag for the three months ended September 30, 2010 decreased by $1.2 million, or 66.7%, to $0.6 million from $1.8 million for the same period in 2009 as a result of higher inflation, primarily for externally purchased paper. The decrease was partially offset by the higher pricing and cost savings.
Specialty Packaging
The Company’s Income from Operations from specialty packaging for the three months ended September 30, 2010 increased by $1.0 million, or 100%, to $1.0 million as a result of the higher pricing. These increases were partially offset by higher costs, primarily for resin, and lower volume.

Corporate
The Company’s Loss from Operations from corporate for the three months ended September 30, 2010 was $9.9 million compared to a $4.9 million Income from Operations for the same period in 2009. The change was primarily due to the $38.5 million alternative fuel tax credit net of expenses, partially offset by $14.6 million merger expenses and higher pension expense recorded in the third quarter of 2009. Additionally, the Company incurred higher incentive and other general corporate costs in the third quarter of 2010.
FIRST NINE MONTHS 2010 COMPARED WITH FIRST NINE MONTHS 2009
Net Sales

	Nine Months Ended September 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$2,575.7	$2,605.9	$(30.2)	(1.2%)
Multi-wall Bag	354.9	357.6	(2.7)	(0.8%)
Specialty Packaging	152.8	153.7	(0.9)	(0.6%)

Total	$3,083.4	$3,117.2	$(33.8)	(1.1%)

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2009	Price	Volume/Mix		Exchange	Total	2010
			Divested
			Businesses	Organic
Paperboard Packaging	$2,605.9	$(19.2)	—	$(17.1)	$6.1	$(30.2)	$2,575.7
Multi-wall Bag	357.6	(7.4)	(3.6)	8.3	—	(2.7)	354.9
Specialty Packaging	153.7	7.5	(8.9)	(1.8)	2.3	(0.9)	152.8

Total	$3,117.2	$(19.1)	$(12.5)	$(10.6)	$8.4	$(33.8)	$3,083.4

Paperboard Packaging
The Company’s Net Sales from paperboard packaging for the first nine months of 2010 decreased by $30.2 million, or 1.2%, to $2,575.7 million from $2,605.9 million for the same period in 2009 as a result of lower pricing for consumer and beverage products. The lower pricing for consumer and beverage products is primarily due to the timing of deflationary cost pass throughs as a result of deflation during 2009. The Company has announced price increases which should benefit sales in the reminder of the year. Lower volume for consumer and beverage products was offset by increased volume for containerboard and open market CRB and CUK sales. The corrugated medium machine was down for 36 days during the first nine months of 2009 due to softness in that market. The lower consumer products sales were due to a decision to exit lower margin business, as well as the continuing impact of general market conditions in which volume has remained steady in staples (e.g., cereal, frozen foods) but was down in discretionary items (e.g., eating out, health and beauty, candy). The decrease in beer volume was due to general market conditions and a shift to wine and spirits, which was partially offset by increases in the international beverage business. Favorable currency exchange rate changes, primarily in Australia and Japan, also positively impacted Net Sales.
Multi-wall Bag
The Company’s Net Sales from multi-wall bag for the first nine months of 2010 decreased by $2.7 million, or 0.8%, to $354.9 million from $357.6 million for the same period in 2009 as a result of lower pricing primarily due to negotiated deflationary pass throughs and the impact of the divested bag equipment business. These decreases were partially offset by higher volume as a result of market improvements in the chemical and mineral industries.

Specialty Packaging
The Company’s Net Sales from specialty packaging for the first nine months of 2010 decreased by $0.9 million, or 0.6%, to $152.8 million from $153.7 million for the same period in 2009 as a result of the impact of the divested ink business and slightly lower volume/mix due to market condition in the building products, and food and pharmaceutical industries; partially offset by higher pricing and favorable currency exchange rates in Canada.
Income (Loss) from Operations

	Nine Months Ended September 30,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$237.5	$232.2	$5.3	2.3%
Multi-wall Bag	2.9	3.2	(0.3)	(9.4%)
Specialty Packaging	9.9	6.1	3.8	62.3%
Corporate	(89.4)	(22.9)	(66.5)	N.M. (a)

Total	$160.9	$218.6	$(57.7)	(26.4%)

Note:
(a)	Percentage calculation not meaningful.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2009	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2010

Paperboard Packaging	$232.2	$(19.2)	$(4.5)	$(60.6)	$(0.5)	$90.1	$5.3	$237.5
Multi-wall Bag	3.2	(7.4)	0.4	(3.7)	—	10.4	(0.3)	2.9
Specialty Packaging	6.1	7.5	0.4	(11.2)	0.2	6.9	3.8	9.9
Corporate	(22.9)	—	—	—	(2.3)	(64.2)	(66.5)	(89.4)

Total	$218.6	$(19.1)	$(3.7)	$(75.5)	$(2.6)	$43.2	$(57.7)	$160.9

Note:
(a)
Includes the Company’s cost reduction initiatives and expenses related to the combination of Graphic Packaging Corporation and Altivity Packaging, LLC as well as the alternative fuel tax credit received in 2009.

Paperboard Packaging
The Company’s Income from Operations from paperboard packaging for the first nine months of 2010 increased by $5.3 million, or 2.3%, to $237.5 million from $232.2 million for the same period in 2009. This increase was primarily a result of cost savings through continuous improvement programs and integration synergies primarily focused on maximizing productivity and minimizing waste in the production cycle as well as higher output and higher levels of integration of its own board during 2010, as the Company integrated an additional 70,000 tons over the prior period. These cost savings were partially offset by inflation, the lower pricing in consumer and beverage products, and the lower volume. The lower volume in consumer and beverage products was primarily due to general market conditions, and was partially offset by stronger open market sales. In 2009, the Company incurred higher accelerated depreciation related to assets that will be removed from service before the end of their useful lives due to facility closures, higher costs associated with the then pending closure of the Company’s plant in Grenoble, France and higher unabsorbed fixed costs due to the 36 days of demand-related downtime on the corrugated mediam machine. The inflation was primarily related to higher secondary fiber and wood ($54.6 million); resin and inks and coatings ($18.0 million); other costs ($7.9 million); external board ($7.0 million); and freight ($6.3 million). These higher costs were partially offset by lower energy costs ($30.7 million), mainly due to the price of natural gas, and lower chemical costs ($2.5 million).

Multi-wall Bag
The Company’s Income from Operations from multi-wall bag for the first nine months of 2010 decreased by $0.3 million, or 9.4%, to $2.9 million from $3.2 million for the same period in 2009 as a result of the lower pricing and higher inflation, primarily for externally purchased paper. These decreases were partially offset by cost savings through continuous improvement programs and higher volume. In the same period 2009, the Company recorded accelerated depreciation for assets that would be removed from service before the end of their useful lives due to a facility closure.
Specialty Packaging
The Company’s Income from Operations from specialty packaging for the first nine months of 2010 increased by $3.8 million, or 62.3%, to $9.9 million from $6.1 million for the same period in 2009 as a result of the higher pricing, cost savings and volume. These increases were partially offset by higher costs, primarily for resin, and the gain on the sale of the ink business in 2009.
Corporate
The Company’s Loss from Operations from corporate for the first nine months of 2010 was $89.4 million compared to $22.9 million for the same period in 2009. The change was primarily due to the $93.8 million alternative fuel tax credit net of expenses received in the same period of 2009. The negative impact was partially offset by lower merger-related expense primarily due to finalization of the restructuring activities and lower payroll related expenses, primarily pension expense.
INTEREST EXPENSE, NET AND INCOME TAX EXPENSE
Interest Expense, Net
Interest Expense, Net was $134.0 million and $158.0 million for the first nine months of 2010 and 2009, respectively. Interest Expense decreased primarily due to lower levels of the Company’s debt. As of September 30, 2010, approximately 18.1% of the Company’s total debt was subject to floating interest rates.
Income Tax Expense
During the first nine months of 2010, the Company recognized Income Tax Expense of $29.8 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $19.5 million. During the first nine months of 2009, the Company recognized Income Tax Expense of $29.7 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $53.5 million. Income Tax Expense for the first nine months of 2010 and 2009 primarily relates to the noncash expense of $23.8 million, which is associated with the amortization of goodwill for tax purposes. The Company has approximately $1.3 billion of net operating loss carryforwards for U.S. federal income tax purposes, which may be used to offset future taxable income.
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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2010	2009

Net Cash Provided by Operating Activities	$174.1	$322.5
Net Cash Used in Investing Activities	(77.5)	(88.7)
Net Cash Used in Financing Activities	(80.7)	(159.5)
Net cash provided by operating activities for the first nine months of 2010 totaled $174.1 million, compared to $322.5 million for the same period in 2009. The decrease was primarily due to the alternative fuel tax credit received in 2009 of $97.2 million, lower inventory levels at the end of 2009 as a result of inventory reduction effort and timing of the compensation and benefit accruals, partially offset by higher accruals associated with the finalization of the Company’s restructuring activities.
Net cash used in investing activities for the first nine months of 2010 totaled $77.5 million, compared to $88.7 million for the same period in 2009. This year over year change was due primarily to a decrease in capital spending of $22.4 million as a result of completion of the integration plans.
Net cash used in financing activities for the first nine months of 2010 totaled $80.7 million compared to net cash used in financing activities of $159.5 million for the same period in 2009. This decrease was primarily due to lower net payments under the Company’s revolving credit facilities, partially offset by the Company’s retirements in June and August of 2010 for $34.9 million and $66.8 million, respectfully, of its Senior Subordinated Notes due 2013. Additionally, on September 29, 2010, the Company completed the issuance and sale of $250.0 million of aggregate principal amount of its 7.875% Senior Notes due in 2018. A portion of the proceeds were used to retire, through a tender offer, $220.6 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2013. In September 2010, the Company called an additional $29.4 million of its Senior Subordinated Notes due 2013 for settlement on October 29, 2010.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company’s the 9.5% Senior Subordinated Notes due 2013, the 9.5% Senior Notes due 2017, and the 7.875% Senior Notes due 2018, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.
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

At September 30, 2010, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
          Consolidated Secured Leverage Ratio — 2.95 to 1.00
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
The calculations of the components of the maximum consolidated secured leverage ratio as of and for the twelve month period ended September 30, 2010 are listed below:

Twelve Months Ended
In millions	September 30, 2010

Net Income	$22.9
Income Tax Expense	24.2
Interest Expense, Net	172.4
Depreciation and Amortization	295.4
Dividends Received, Net of Earnings of Equity Affiliates	(0.7)
Other Non-Cash Charges	41.0
Merger Related Expenses	65.8
Losses Associated with Sale/Write-Down of Assets	15.2
Other Non-Recurring/Extraordinary/Unusual Items	(37.4)
Projected Run Rate Cost Savings (a)	59.9

Credit Agreement EBITDA	$658.7

As of
In millions	September 30, 2010

Short-Term Debt	$28.8
Long-Term Debt	2,696.9

Total Debt	$2,725.7
Less Adjustments (b)	782.5

Consolidated Secured Indebtedness	$1,943.2

Notes:
(a)
As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $59.9 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended September 30, 2010. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

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
Capital Investment
The Company’s capital investment in the first nine months of 2010 was $73.9 million compared to $96.3 million in the first nine months of 2009. During the first nine months of 2010, the Company had capital spending of $51.1 million for improving process capabilities, $13.5 million for capital spares and $9.3 million for manufacturing packaging machinery.

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
BUSINESS OUTLOOK
The Company expects to realize between $140 million and $160 million of year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects, and integration synergies.
Total capital investment for 2010 is expected to be approximately $130 million and is expected to relate principally to the Company’s process capability improvements (approximately $100 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $10 million).
The Company also expects the following in 2010:
•	Depreciation and amortization of approximately $310 million.

•	Interest expense of $175 million to $180 million, including $9 million of noncash interest expense associated with amortization of debt issuance costs.

•	Net debt reduction of approximately $200 million.

•	Pension plan contributions of $45 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2010. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Annual Report on Form 10-K for the year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 6. EXHIBITS
a) Exhibit Index

Exhibit Number	Description

4.1	First Amendment dated as of July 1, 2010 to the Stockholders Agreement dated as of July 9, 2007, by and among Graphic Packaging Holding Company, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, Old Town S.A., Field Holdings, Inc., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV – AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V – AIV 2, L.P., TPG FOF V – A, L.P. and TPG FOF V – B, L.P.

4.2	First Amendment dated as of July 1, 2010 to the Registration Rights Agreement dated as of July 9, 2007, by and among Graphic Packaging Holding Company, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, Old Town S.A., Field Holdings, Inc., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV – AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V – AIV 2, L.P., BCH Management, LLC, TPG FOF V – A, L.P. and TPG FOF V – B, L.P.

10.1	Amended and Restated Form of Indemnification Agreement for Directors.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	November 4, 2010

Stephen A. Hellrung

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer	November 4, 2010

Daniel J. Blount	(Principal Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer	November 4, 2010

Deborah R. Frank	(Principal Accounting Officer)