Form 10-K
period 2010-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2011-03-08
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2010 was $246.5 million.

As of March 4, 2011 there were approximately 343,725,669 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, debt reduction and pension plan expense and contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could limit the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors.”

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

Products

The Company reports its results in two business segments: paperboard packaging and flexible packaging. As a result of changes in the Company’s internal reporting structure the previously reported multi-wall bag and specialty packaging segments have been combined into a single reportable segment called flexible packaging and the Company’s segment disclosures for 2009 and 2008 were revised. The Company operates in four geographic areas: the United States (“U.S.”)/Canada, Central/South America, Europe and Asia Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 17 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

Below is the paperboard production at each of the Company’s mills during 2010:

			2010 Net Tons
Location	Product	# of Machines	Produced

West Monroe, LA	CUK	2	736,000
Macon, GA	CUK	2	604,000
Kalamazoo, MI	CRB	2	436,000
Battle Creek, MI	CRB	2	163,000
Middletown, OH	CRB	1	158,000
Santa Clara, CA	CRB	1	139,000
Pekin, IL	URB	1	41,000
West Monroe, LA	Containerboard	2	176,000

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of its low-cost converting strategy. In 2010, excluding containerboard, 80% of mill production was consumed internally.

CUK Production.  The Company is the largest of three worldwide producers of CUK. CUK is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications.

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

Flexible Packaging

The Company’s flexible packaging segment includes multi-wall bags, plastics, and labels.

The Company is a leading supplier of flexible packaging in North America. Products include multi-wall bags, shingle wrap, plastic bags and film for building materials (such as ready-mix concrete), retort pouches (such as meals ready to go), medical test kits, batch inclusion bags and film. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals, pet foods, and pharmaceutical products. Approximately 20% of the plastics produced are consumed internally. The Company’s facilities are strategically located throughout the U.S., allowing it to provide a high level of service to customers, minimize freight and logistics costs, improve order turnaround times and improve supply chain reliability.

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

Marketing and Distribution

The Company markets its products principally to multinational beverage, food, and other well-recognized consumer product companies. The multinational beverage companies include Anheuser-Busch InBev, MillerCoors Brewing Company, PepsiCo and The Coca-Cola Company. Non-beverage consumer product customers include Kraft Foods, Inc., General Mills, Inc., Nestlé Group, Kellogg Company, HAVI Global Solutions, and Kimberly-Clark Corporation, among others. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Distribution of the Company’s principal products is primarily accomplished through direct sales offices in the U.S., Australia, Brazil, China, Germany, Italy, Japan, Mexico, Spain and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2010, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. There are only two major CUK producers in the U.S., MeadWestvaco Corporation and the Company. Internationally, Klabin, Brazil, makes similar grades of paperboard.

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

In non-beverage consumer packaging, the Company’s paperboard competes with MeadWestvaco’s CUK, as well as CRB and solid bleached sulfate (“SBS”) from numerous competitors, and internationally, folding boxboard and white-lined chip. CUK and CRB have generally been priced in a range that is lower than SBS board. There are a large number of producers in the paperboard markets. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

The Company’s multi-wall bag business competes with a small number of large competitors. Additionally, the Company faces increasing competition from imported products, primarily from Asia.

The plastics and labels businesses are highly fragmented, comprised of over 100 companies operating hundreds of converting facilities. Participants range from small, private companies to multinational firms.

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

For its West Monroe, LA and Macon, GA mills, the Company relies on private landowners and the open market for all of its pine pulpwood and recycled fiber requirements, supplemented by CUK clippings that are obtained from its converting operations. The Company believes that adequate supplies from both private landowners and open market fiber currently are available in close proximity to meet its fiber needs at these mills.

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

In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS. The Company purchases such paperboard requirements, including additional CRB and URB, from outside vendors. The majority of external board purchases are acquired through long-term arrangements with other major industry suppliers.

Flexible Packaging

The multi-wall bag business uses a combination of natural kraft, high performance, bleached, metallic and clay-coated papers in its converting operations. The paper is supplied directly through North American paper mills, under supply agreements that are typically reviewed annually.

The plastics business currently purchases the majority of its primary raw material of polyethylene resins or additives from a number of major industry suppliers. Other key material purchases include various films, aluminum foil, inks and adhesives that are secured through a variety of agreements, generally with terms of one to six years.

The label business purchases its primary raw materials, which include heat transfer papers and coated one-side and two-side papers, from a limited number of suppliers. In addition, the group purchases wet strength and metalized paper for specific, niche label applications and shrink sleeve film substrates through a variety of agreements, generally with terms of one to six years.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2010 or 2009.

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

Sustainability represents one of the strongest trends in the packaging industry. The Company’s strategy is to combine sustainability with innovation to create new solutions for its customers. The Company’s goal is that by 2012, 75% of the Company’s new product sales will come from more sustainable packaging solutions.

For more information on research and development expenses see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2010, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,400 U.S. and foreign patents, with more than 900 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, microwave packaging technology, barrier protection packaging, multi-wall packaging and manufacturing methods. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Cap-Sac®, DI-NA-CAL®, Fridge Vendor®, IntegraPaktm, Kitchen Master®, MicroFlex® Q, MicroRite®, Peel Pak®, Quilt Wavetm, Qwik Crisp®, Soni-Lok®, Soni-Seal®, The Yard Master®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

Culture and Employees

The Company’s corporate vision — to provide packaging solutions that improve the world in which we live — and values of respect, integrity, relationships, teamwork and accountability guide employee behavior, expectations and relations. The Company’s ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company includes a significant focus on continuous improvement utilizing processes like Lean Sigma and Six Sigma. In 2010 we had more than 2,400 new employees participate in over 560 Kaizen Events across the globe. This brings the total company participation to almost 40% and 5,000 employees worldwide.

As of December 31, 2010, the Company had approximately 12,400 employees worldwide (excluding employees of joint ventures), of which approximately 51% were represented by labor unions and covered by collective bargaining agreements. As of December 31, 2010, approximately 859 of the Company’s employees were working under an expired contract, which is currently being negotiated, and 1,788 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Environmental Matters

The Company is subject to federal, state and local environmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

As of December 31, 2010, the Company had an aggregate principal amount of $2,579.1 million of outstanding debt. Because of the Company’s substantial debt, the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future. The Company is also exposed to the risk of increased interest costs because $577.6 million of its debt is at variable rates of interest which are not hedged by interest rate swaps. A significant portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for other purposes. In 2011, the Company estimates it will pay between $145 million and $160 million in interest on its outstanding debt obligations.

Additionally, the Company’s Credit Agreement dated May 16, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017, 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (the “Indentures”) contain covenants that prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with these covenants will depend on its ongoing financial and operating performance.

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

As of December 31, 2010, the Company had approximately $1.3 billion of net operating losses (“NOLs”) available to offset future income for U.S. federal tax liability purposes. The Company’s ability to use such NOLs to offset income can be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change occurs whenever the aggregate percentage of the Company’s common stock owned directly or indirectly by its stockholders who own five percent or more of the Company’s common stock (“Significant Stockholders”) increases by more than 50 percentage points over the lowest aggregate percentage of the Company’s common stock owned directly or indirectly by such Significant Stockholders at any time during the preceding three years. In addition, under certain circumstances, issuances, sales or other dispositions or acquisitions of the ownership interests in the Company’s Significant Stockholders can be deemed an ownership change for the Company.

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

The Company’s working capital, cash flow and profitability could be adversely impacted by the economic conditions, changes in governmental regulations, and the global consolidation of the businesses of the Company’s customers.

Reduced availability of credit, current economic conditions, and increased costs as a result of changes in governmental regulations may adversely affect the ability of some of the Company’s customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact the Company’s ability to collect receivables in a timely manner and to obtain raw materials and supplies. In addition, increased global consolidation of the Company’s customer base could lead to increased pressure on the Company to concede to less favorable price and payment terms. Without the Company’s ability to counter such customer concessions by obtaining favorable price and payment term concessions from its own suppliers, or increasing volume, the Company’s working capital, cash flow and profitability could be negatively impacted.

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

Headquarters

The Company leases its principal executive offices in Marietta, GA and maintains country headquarters in Australia, China, Germany, Italy, and Japan.

Operating Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time. The operating locations include 7 paperboard mills and 34 paperboard converting and 17 flexible packaging plants.

Segment and Location	Related Products or Use of Facility

Packaging Segment:
Battle Creek, MI	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Pekin, IL	URB
Santa Clara, CA	CRB
West Monroe, LA	CUK; Containerboard; Research and Development
Atlanta, GA	Folding Cartons
Bristol, Avon, United Kingdom	Folding Cartons
Carol Stream, IL	Folding Cartons; Research and Development
Centralia, IL	Folding Cartons
Charlotte, NC	Folding Cartons
Cincinnati, OH	Folding Cartons
Elk Grove, IL(a)	Folding Cartons
Fort Smith, AR(a)	Folding Cartons
Gordonsville, TN	Folding Cartons
Idaho Falls, ID	Folding Cartons
Igualada, Barcelona, Spain(a)	Folding Cartons; Packaging Machinery Engineering Design and Manufacturing
Irvine, CA	Folding Cartons; Design Center
Jundiai, Sao Paulo, Brazil	Folding Cartons
Kalamazoo, MI	Folding Cartons
Kendallville, IN	Folding Cartons
La Porte, IN	Folding Cartons
Lawrenceburg, TN	Folding Cartons
Lumberton, NC	Folding Cartons
Marion, OH	Folding Cartons
Masnieres, France	Folding Cartons
Menasha, WI	Folding Cartons; Research and Development
Mississauga, Ontario, Canada	Folding Cartons; Research and Development
Mitchell, SD	Folding Cartons

Segment and Location	Related Products or Use of Facility

Orchard Park, CA	Folding Cartons
Pacific, MO	Folding Cartons
Perry, GA	Folding Cartons
Piscataway, NJ	Folding Cartons
Queretaro, Mexico	Folding Cartons
Renton, WA	Folding Cartons
Solon, OH	Folding Cartons
Tuscaloosa, AL	Folding Cartons
Valley Forge, PA	Folding Cartons; Design Center
Wausau, WI	Folding Cartons
West Monroe, LA(a)	Folding Cartons
Flexible Packaging:
Arcadia, LA	Multi-wall Bag
Brampton, Ontario, Canada	Plastics
Des Moines, IA	Plastics
Eastman, GA	Multi-wall Bag
Fowler, IN	Multi-wall Bag
Jacksonville, AR(b)	Multi-wall Bag
Kansas City, MO	Multi-wall Bag
Louisville, KY	Multi-wall Bag
Milwaukee, WI	Plastics
New Philadelphia, OH	Multi-wall Bag
North Portland, OR	Multi-wall Bag
Norwood, OH	Labels
Portage, IN	Contract Manufacturing
Quincy, IL	Multi-wall Bag
Salt Lake City, UT	Multi-wall Bag
Schaumburg, IL	Plastics
Wellsburg, WV	Multi-wall Bag
Other:
Concord, NH	Research and Development
Crosby, MN	Packaging Machinery Engineering Design and Manufacturing
Marietta, GA	Research and Development; Packaging Machinery Engineering Design

Notes:

(a)	Multiple facilities in this location.

(b)	The Company has announced the intended closure of the location.

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2010.

David W. Scheible, 54, was appointed to Graphic Packaging Holding Company’s Board upon its formation (under the name New Giant Corporation) in June 2007. Prior to the Altivity Transaction, he had served as a director, President and Chief Executive Officer of GPC since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as Graphic Packaging International Corporation’s Chief Operating Officer from 1999 until August 2003. He also served as President of Graphic Packaging International Corporation’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Daniel J. Blount, 55, is the Senior Vice President and Chief Financial Officer of Graphic Packaging Holding Company. Prior to the Altivity Transaction, he had served as Senior Vice President and Chief Financial Officer of Graphic Packaging Corporation since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration of GPC from August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood Holding, Inc. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood Holding, Inc. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding, Inc. in September 1998. Prior to joining Riverwood Holding, Inc., Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently serving as Senior Vice President, Finance.

Cynthia A. Baerman, 48, is the Senior Vice President, Human Resources of Graphic Packaging Holding Company. Mrs. Baerman joined Graphic Packaging Holding Company in March 2009 from JohnsonDiversey, a global leader in sanitation products and services where she served as Vice President and General Manager of its Food and Beverage Division from September 2006 until February 2009 and as Vice President, Human Resources from March 2005 until January 2007. From January 2004 until January 2005, Mrs. Baerman was Vice President of Human Resources at Barilla America. Mrs. Baerman previously held senior leadership positions in human resources at top companies in the food and beverage sector, including Kraft Foods, Miller Brewing Company, and Anheuser-Busch Companies.

John C. Best, 51, is the Vice President, Business Development of Graphic Packaging Holding Company. Prior to the Altivity Transaction, he had served as Vice President, Business Development of Graphic Packaging Corporation since January 2006, with responsibility for Marketing, Research and Development and the successful sale of value-added products into the marketplace. Previously, he had served as Vice President of Sales for Graphic Packaging Corporation from August 1999 to December 2005. Mr. Best joined Graphic Packaging Corporation in 1994 as the Business Unit Manager for the Folding Carton Division.

Michael P. Doss, 44, is the Senior Vice President, Consumer Packaging Division of Graphic Packaging Holding Company. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations.

Kristopher L. Dover, 46, is the Senior Vice President, Flexible Group of Graphic Packaging Holding Company. Prior to the Altivity Transaction, Mr. Dover served as Vice President and General Manager, Multi-Wall Bag from August 2007 until March 2008 and as Vice President — Operations from December 2006 until August 2007 for Altivity Packaging. Mr. Dover was Vice President, Global Operations — Beverage from January 2006 until December 2006 and Vice President, Operations — Europe from August 2004 until January 2006 and Director of Operations from August 2003 until August 2004 for Graphic Packaging Corporation. Mr. Dover joined Graphic Packaging International Corporation in 1999 and held various management positions in its U.S. and European operations.

Deborah R. Frank, 50, is the Vice President and Chief Accounting Officer of Graphic Packaging Holding Company. Prior to the Altivity Transaction, she served as Vice President and Controller of Graphic Packaging Corporation since April 2005. Prior to joining the Company, Ms. Frank held various positions of increasing responsibility in the finance, accounting, audit, international and corporate areas at Kimberly Clark Corporation, most recently serving as Assistant Controller.

Philip H. Geminder, II, 54, is the Vice President, Graphic Business Systems of Graphic Packaging Holding Company. Mr. Geminder previously served as Vice President and Chief Integration Officer from March 2008 through July 2010. Prior to the Altivity Transaction, he served as the Vice President, Integration of Graphic Packaging Corporation from September 2007 through March 2008. Prior to that time, he had served as Vice President, Finance of Graphic Packaging Corporation since August 2003 and Vice President, Financial Services of Graphic Packaging International Corporation since January 2000. Before joining Graphic Packaging International Corporation, Mr. Geminder served as Director of Finance with Avery Dennison Corporation after spending 18 years in various positions with Honeywell International Inc.

Stephen A. Hellrung, 63, is the Senior Vice President, General Counsel and Secretary of Graphic Packaging Holding Company. Prior to the Altivity Transaction, he had served as Senior Vice President, General Counsel and Secretary of Graphic Packaging Corporation since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe’s Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe’s Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.

Alan R. Nichols, 48, is the Senior Vice President, Mills Division of Graphic Packaging Holding Company. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone from August 2005. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Michael R. Schmal, 58, is the Senior Vice President, Beverage Packaging Division of Graphic Packaging Holding Company. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of Graphic Packaging Corporation since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Joseph P. Yost, 43, is the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support — Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions with Graphic Packaging legacy companies — Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc., Director, Finance and Centralized Services from 2000 to 2003 with Graphic Packaging Corporation, Manager, Operations Planning and Analysis — Consumer Products Division from 1999 to 2000 and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2010 and 2009 are as follows:

	2010		2009

	High	Low	High	Low

First Quarter	$4.10	$3.00	$1.25	$0.58
Second Quarter	3.99	2.85	2.46	0.82
Third Quarter	3.78	3.02	2.31	1.55
Fourth Quarter	4.07	3.20	3.67	2.24

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

On March 4, 2011, there were approximately 2,000 stockholders of record and approximately 5,600 beneficial holders of GPHC’s common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company and its immediate predecessor, GPC, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2005 in GPC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Graphic Packaging Holding Company	$100.00	$189.91	$161.84	$50.00	$152.19	$170.61
S&P 500 Stock Index	100.00	115.80	122.16	76.96	97.33	111.99
DJ U.S. Container & Packaging Index	100.00	112.09	119.63	75.00	105.34	123.56

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

	Year Ended December 31,
In millions, except per share amounts	2010	2009	2008	2007	2006

Statement of Operations Data:
Net Sales	$4,095.0	$4,095.8	$4,079.4	$2,421.2	$2,321.7
Income from Operations	219.5	282.7	149.9	151.2	93.8
Income (Loss) from Continuing Operations	10.7	56.4	(98.8)	(49.1)	(97.4)
Loss from Discontinued Operations,
Net of Taxes	—	—	(0.9)	(25.5)	(3.1)
Net Income (Loss)	10.7	56.4	(99.7)	(74.6)	(100.5)
Income (Loss) Per Share — Basic and Diluted:
Continuing Operations	0.03	0.16	(0.31)	(0.24)	(0.48)
Discontinued Operations	—	—	(0.00)	(0.13)	(0.02)
Total	0.03	0.16	(0.32)	(0.37)	(0.50)
Weighted average number of shares outstanding:
Basic	343.8	343.1	315.8	201.8	201.1
Diluted	347.4	344.6	315.8	201.8	201.1
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$138.7	$149.8	$170.1	$9.3	$7.3
Total Assets	4,484.6	4,701.8	4,983.1	2,777.3	2,888.6
Total Debt	2,579.1	2,800.2	3,183.8	1,878.4	1,922.7
Total Shareholders’ Equity	747.0	728.8	525.2	144.0	181.7
Additional Data:
Depreciation & Amortization	$288.7	$305.4	$264.3	$189.6	$188.5
Capital Spending	122.8	129.9	183.3	95.9	94.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business

Overview of 2010 Results

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

The Company is a leading supplier of flexible packaging in North America. Products include multi-wall bags, shingle wrap, plastic bags and film for building materials (such as ready-mix concrete), retort pouches (such as meals ready to go), medical test kits, batch inclusion bags and film. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals, pet foods, and pharmaceutical products. The Company’s label business focuses on two product lines: heat transfer labels and lithographic labels.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased year over year costs by $107.3 million in 2010 and by $126.3 million in 2008, while deflation decreased year over year costs by $0.2 million in 2009. The higher costs in 2010 are primarily related to secondary fiber and wood ($58.7 million); resin ($20.7 million); externally purchased board ($18.0 million); ink and coatings ($17.8 million); other costs ($11.0 million); freight ($9.6 million); and labor and related benefits ($5.6 million). These higher costs were partially offset by lower energy costs ($31.9 million), mainly due to the price of natural gas; and other chemical-based inputs ($2.2 million).

As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2011. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Substantial Debt Obligations.  The Company has $2,579.1 million of outstanding debt obligations as of December 31, 2010. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and Indentures also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During 2010, the Company achieved $154.7 million in cost savings as compared to 2009, through its continuous improvement programs and manufacturing initiatives.

The Company’s ability to continue to successfully implement its business strategies and to realize anticipated savings and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.

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

In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Increases in the costs of living, the poor condition of the residential real estate market, high unemployment rates, reduced access to credit markets, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales.

Alternative Fuel Tax Credit.  The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company submitted excise tax refund claims totaling $147.2 million based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The Company received excise tax refunds totaling $134.8 million through the end of the year in 2009, and the remainder was received in 2010. The net impact of the excise tax credit is included in Restructuring and Other Special Charges (Credits) in the amount of $137.8 million for the year ended December 31, 2009 and is included in Corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.

OVERVIEW OF 2010 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented.

•	Net Sales in 2010 decreased by $0.8 million to $4,095.0 million from $4,095.8 million in 2009 due primarily to the impact of divested businesses in the flexible packaging segment and lower pricing and volume in the paperboard packaging segment. These decreases were partially offset by higher pricing in flexible packaging and favorable foreign exchange rates, primarily in Japan, Australia and Canada.

•	Income from Operations in 2010 decreased by $63.2 million, or 22.4%, to $219.5 million from $282.7 million in 2009. This decrease was due primarily to the $137.8 million alternative fuel tax credit net of expenses received in 2009 and higher input costs experienced in 2010. The negative impact of the inflation was offset by cost savings achieved through continuous improvement programs and manufacturing initiatives and lower merger related expenses of $18.1 million.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two business segments: paperboard packaging and flexible packaging. As a result of changes in the Company’s internal reporting structure the previously reported multi-wall bag and specialty packaging segments have been combined into a single segment called flexible packaging.

	Year Ended December 31,
In millions	2010	2009	2008

NET SALES:
Paperboard Packaging	$3,419.4	$3,423.5	$3,377.4
Flexible Packaging	675.6	672.3	702.0

Total	$4,095.0	$4,095.8	$4,079.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$303.7	$288.3	$220.9
Flexible Packaging	18.0	2.5	35.5
Corporate	(102.2)	(8.1)	(106.5)

Total	$219.5	$282.7	$149.9

2010 COMPARED WITH 2009

Net Sales

	Year Ended December 31,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$3,419.4	$3,423.5	$(4.1)	(0.1)%
Flexible Packaging	675.6	672.3	3.3	0.5

Total	$4,095.0	$4,095.8	$(0.8)	(0.0)%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
			Divested
In millions	2009	Price	Businesses	Organic	Exchange	Total	2010

Paperboard Packaging	$3,423.5	$(7.6)	$—	$(4.4)	$7.9	$(4.1)	$3,419.4
Flexible Packaging	672.3	11.3	(12.5)	2.2	2.3	3.3	675.6

Total	$4,095.8	$3.7	$(12.5)	$(2.2)	$10.2	$(0.8)	$4,095.0

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2010 decreased by $4.1 million, or 0.1%, to $3,419.4 million from $3,423.5 million in 2009 as a result of lower pricing and volume for consumer and beverage products. The lower pricing for consumer and beverage products is primarily due to the timing of deflationary cost pass throughs as a result of deflation during 2009. These negotiated pass throughs usually lag deflation by two to three quarters. The Company implemented several price increases for open market CRB and CUK during 2010, which benefited open market sales. The lower volume for consumer and beverage products was partially offset by increased volume for containerboard and open market CRB and CUK sales. The increase in containerboard was partially driven by the corrugated medium machine at the West Monroe, LA mill being idle for 36 days in 2009 due to softness in the market. The lower consumer products sales were due to a decision to exit lower margin business, as well as the continuing impact of general market conditions in which volume has remained steady in staples (e.g., cereal, frozen foods) and was down in discretionary items (e.g., eating out, health and beauty, candy). The decrease in beer volume was due to general market conditions, which was partially offset by increases in the international beverage business. Favorable currency exchange rate changes, primarily in Australia and Japan, also positively impacted Net Sales.

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2010 increased by $3.3 million, or 0.5%, to $675.6 million from $672.3 million in 2009 as a result of higher pricing primarily due to negotiated inflationary pass throughs, higher volume as a result of market improvements in the chemical and pharmaceutical industries, as well as favorable currency exchange rates in Canada. These increases were partially offset by the impact of the divested bag equipment and ink businesses.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2010	2009	(Decrease)	Change

Paperboard Packaging	$303.7	$288.3	$15.4	5.3%
Flexible Packaging	18.0	2.5	15.5	N.M.	(a)
Corporate	(102.2)	(8.1)	(94.1)	N.M.	(a)

Total	$219.5	$282.7	$(63.2)	(22.4)%

Note:

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2009	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2010

Paperboard Packaging	$288.3	$(7.6)	$(4.1)	$(80.8)	$(1.8)	$109.7	$15.4	$303.7
Flexible Packaging	2.5	11.3	0.9	(26.5)	(0.4)	30.2	15.5	18.0
Corporate	(8.1)	—	—	—	(2.1)	(92.0)	(94.1)	(102.2)

Total	$282.7	$3.7	$(3.2)	$(107.3)	$(4.3)	$47.9	$(63.2)	$219.5

Note:

(a)	Includes the Company’s cost reduction initiatives, the alternative fuel tax credit and merger-related expenses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2010 increased by $15.4 million, or 5.3%, to $303.7 million from $288.3 million in 2009. This was primarily as a result of cost savings through continuous improvement programs and manufacturing initiatives primarily focused on maximizing productivity and minimizing waste in the production cycle as well as higher output and higher levels of integration of the Company’s own board during 2010, as the Company integrated additional tons over the prior year. These cost savings were partially offset by inflation, the lower pricing in consumer and beverage products, and the lower volume. In 2009, the Company incurred higher accelerated depreciation related to assets that will be removed from service before the end of their useful lives due to facility closures, higher costs associated with the then pending closure of the Company’s plant in Grenoble, France and higher unabsorbed fixed costs due to the 36 days of market downtime. The inflation was primarily related to higher secondary fiber and wood ($58.7 million); resin and inks and coatings ($19.3 million); externally purchased board ($13.3 million); and freight ($9.2 million); other costs ($9.0 million); and labor and benefits ($5.4 million). These higher costs were partially offset by lower energy costs ($31.9 million), mainly due to the price of natural gas, and lower chemical costs ($2.2 million).

Flexible Packaging

The Company’s Income from Operations from flexible packaging in 2010 increased by $15.5 million, to $18.0 million from $2.5 million in 2009 as a result of the higher pricing and cost savings through continuous improvement programs. Additionally, in 2009, the Company recorded an $11.5 million impairment charge relating to its facility in Ontario, Canada and recorded accelerated depreciation for assets that would be removed from service before the end of their useful lives due to a facility closure. These increases were partially offset by higher inflation, primarily for resin ($19.1 million), externally purchased paper ($4.7 million) and other costs ($2.7 million), and the gain on the sale of the ink business in 2009.

Corporate

The Company’s Loss from Operations from corporate was $102.2 million in 2010 compared to $8.1 million in 2009. The change was primarily due to the $137.8 million alternative fuel tax credit net of expenses received in 2009. This was partially offset by lower merger-related expenses, primarily due to finalization of the restructuring activities, and lower payroll related expenses, primarily pension expense.

INTEREST EXPENSE, NET, INCOME TAX EXPENSE, AND EQUITY INCOME OF UNCONSOLIDATED ENTITIES

Interest Expense, Net

Interest Expense, Net decreased by $21.9 million to $174.5 million in 2010 from $196.4 million in 2009. Interest Expense, Net decreased due to lower total debt, lower rates on the fixed portion of the Company’s debt, and lower average rates on the unhedged portion of the Company’s debt. During the fourth quarter of 2009, the Company recorded a non-cash credit to interest expense, net, of $13.8 million related to an interest rate swap. As of December 31, 2010, approximately 22.4% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2010, the Company recognized Income Tax Expense of $27.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $36.6 million. During 2009, the Company recognized Income Tax Expense of $24.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $79.2 million. Income Tax Expense for 2010 and 2009 primarily relates to the non-cash expense of $21.9 million and $31.7 million, respectively, associated with the amortization of goodwill for tax purposes. During 2010, the Company determined that the tax basis of goodwill acquired in the Altivity Transaction was not correct and recorded a non-cash credit to income tax expense of $8.9 million in the fourth quarter of 2010 (of which $6.3 million related to prior years). The Company should have been recognizing less income tax expense since March 2008. The effect on prior periods was not material to the consolidated financial statements in those periods. In addition, in 2009, the Company determined that a valuation allowance for its U.K. operations was no longer required. The Company has approximately $1.3 billion of NOLs for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity Income of Unconsolidated Entities

Equity Income of Unconsolidated Entities was $1.6 million in 2010 and $1.3 million in 2009 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2009 COMPARED WITH 2008

The Company’s results of operations and cash flows for 2008 include the results of Altivity from March 10, 2008, the date of the Altivity Transaction, through December 31, 2008.

Net Sales

	Year Ended December 31,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$3,423.5	$3,377.4	$46.1	1.4%
Flexible Packaging	672.3	702.0	(29.7)	(4.2)

Total	$4,095.8	$4,079.4	$16.4	0.4%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
					Divested
In millions	2008	Price	Acquisition	Organic	Businesses	Exchange	Total	2009

Paperboard Packaging	$3,377.4	$15.0	$209.3	$(106.2)	$(55.5)	$(16.5)	$46.1	$3,423.5
Flexible Packaging	702.0	(19.4)	122.0	(108.3)	(23.6)	(0.4)	(29.7)	672.3

Total	$4,079.4	$(4.4)	$331.3	$(214.5)	$(79.1)	$(16.9)	$16.4	$4,095.8

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

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2009 decreased by $29.7 million as the volume increase from the Altivity Transaction was offset by lower volumes due to market declines in the building products, chemicals, minerals, and agriculture and food industries, lower pricing due to negotiated deflationary pass throughs, and the impact of the divested businesses.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2009	2008	(Decrease)	Change

Paperboard Packaging	$288.3	$220.9	$67.4	30.5%
Flexible Packaging	2.5	35.5	(33.0)	(93.0)
Corporate	(8.1)	(106.5)	98.4	N.M. (a)

Total	$282.7	$149.9	$132.8	88.6%

Note:

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
In millions	2008	Price	Acquisition	Organic	Inflation	Exchange	Other(a)	Total	2009

Paperboard Packaging	$220.9	$15.0	$19.5	$(20.0)	$(19.0)	$(2.0)	$73.9	$67.4	$288.3
Flexible Packaging	35.5	(19.4)	3.4	(16.6)	19.2	1.6	(21.2)	(33.0)	2.5
Corporate	(106.5)	—	24.4	—	—	9.5	64.5	98.4	(8.1)

Total	$149.9	$(4.4)	$47.3	$(36.6)	$0.2	$9.1	$117.2	$132.8	$282.7

Note:

(a)	Includes the Company’s cost reduction initiatives, the alternative fuel tax credit and merger-related expenses.

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

Flexible Packaging

The Company’s Income from Operations from flexible packaging in 2009 decreased by $33.0 million as a result of the lower pricing and volume, lower fixed cost absorption due to downtime for inventory control, and higher depreciation and work force reduction expenses. The higher costs were partially offset by lower inflation, primarily for external board and chemical-based inputs, the volume increase from the Altivity Transaction and the gain on the sale of the ink business. In addition, in 2009, the Company recorded an $11.5 million impairment charge relating to its facility in Ontario, Canada.

Corporate

The Company’s Loss from Operations from corporate was $8.1 million in 2009 compared to $106.5 million in 2008. The improvement resulted primarily from the alternative fuel tax credit net of expenses of $137.8 million. The improvement was partially offset by higher merger-related expenses of $22.7 million, excluding an $18.8 million non-cash charge related to excess maintenance, repair and overhaul (“MRO”) inventory, and higher incentive expense. As part of the integration strategy, control over MRO inventory was centralized and the current on hand/replenishment strategy was reviewed. As a result of the review, the Company determined that $18.8 million of inventory on hand was excess and recorded a non-cash charge. Results for 2008 included $24.4 million of expense related to the step-up in inventory basis to fair value, partially offset by a favorable $10.4 million mark-to-market adjustment for an interest rate swap.

INTEREST EXPENSE, NET, INCOME TAX EXPENSE, AND EQUITY INCOME OF UNCONSOLIDATED ENTITIES

Interest Expense, Net

Interest Expense, Net decreased by $19.0 million to $196.4 million in 2009 from $215.4 million in 2008. Interest Expense, Net decreased due to lower average rates on the unhedged portion of the Company’s debt. During the fourth quarter 2009, the Company recorded a non-cash credit to interest expense, net of $13.8 million related to the interest rate swap mentioned above. The Company should have been amortizing the fair value of the swap as of the date of hedge designation on a straight line basis to reduce interest expense since August 2008. The effect on prior periods was not material to the consolidated financial statements in those periods. The swap expired in January 2010. As of December 31, 2009, approximately 7% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2009, the Company recognized Income Tax Expense of $24.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $79.2 million. During 2008, the Company recognized Income Tax Expense of $34.4 million on Loss before Income Taxes and Equity Income of Unconsolidated Entities of $65.5 million. Income Tax Expense for 2009 and 2008 primarily relates to the non-cash expense of $31.7 million and $29.4 million, respectively, associated with the amortization of goodwill for tax purposes. In addition, in 2009, the Company determined that a valuation allowance for its U.K. operations was no longer required.

Equity Income of Unconsolidated Entities

Equity Income of Unconsolidated Entities was $1.3 million in 2009 and $1.1 million in 2008 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

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

Cash Flows

	Years Ended December 31,
In millions	2010	2009

Net Cash Provided by Operating Activities	$338.1	$503.5
Net Cash Used in Investing Activities	(122.7)	(124.7)
Net Cash Used in Financing Activities	(227.4)	(399.2)

Net cash provided by operating activities in 2010 totaled $338.1 million, compared to $503.5 million in 2009. The decrease was primarily due to the alternative fuel tax credit received in 2009 of $134.8 million, lower inventory levels at the end of 2009 as a result of inventory reduction effort and timing of compensation and benefits.

Net cash used in investing activities in 2010 totaled $122.7 million, compared to $124.7 million in 2009. This year over year change was due primarily to $9.8 million of proceeds from the sale of assets in 2009, partially offset by a decrease in capital spending of $7.1 million as a result of completion of the integration plans.

Net cash used in financing activities in 2010 totaled $227.4 million, compared to $399.2 million used in financing activities in 2009. This decrease was primarily due to lower net payments under the Company’s revolving credit facilities, partially offset by the Company’s redemptions in June and August of 2010 for $34.9 million and $66.8 million, respectfully, of its Senior Subordinated Notes due 2013. On September 29, 2010, the Company completed the issuance and sale of $250.0 million of aggregate principal amount of its 7.875% Senior Notes due in 2018. A portion of the proceeds were used to retire, through a tender offer, $220.6 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2013. In October 2010, the Company redeemed an additional $29.4 million of its Senior Subordinated Notes due 2013. The Company also made payments on its term loans which totaled $115.5 million in the fourth quarter of 2010.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company’s 9.5% Senior Notes due 2017, the 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (“Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

As of December 31, 2010, the Company had approximately $1.3 billion of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitations as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more five percent stockholders, or issuance or redemption of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under Section 382. Imposition of any such limitation of the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions

The Credit Agreement and the Indentures limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company and disruptions in the credit markets, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

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

At December 31, 2010, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:

Consolidated Secured Leverage Ratio — 2.73 to 1.00

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

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended December 31, 2010 are listed below:

Twelve Months Ended
In millions	December 31, 2010

Net Income	$10.7
Income Tax Expense	27.5
Interest Expense, Net	174.5
Depreciation and Amortization	288.7
Equity Income of Unconsolidated Entities, Net of Dividends	(0.4)
Other Non-Cash Charges	39.1
Merger Related Expenses	55.1
Losses Associated with Sale/Write-Down of Assets	4.9
Other Non-Recurring/Extraordinary/Unusual Items	8.4
Projected Run Rate Cost Savings(a)	60.9

Credit Agreement EBITDA	$669.4

As of
December 31,
In millions	2010

Short-Term Debt	$26.0
Long-Term Debt	2,553.1

Total Debt	$2,579.1
Less: Adjustments(b)	751.4

Consolidated Secured Indebtedness	$1,827.7

Notes:

(a)	As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $60.9 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended December 31, 2010. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)	Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

The Senior Notes and Senior Subordinated Notes are rated B by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Credit Agreement is rated BB+ by Standard & Poor’s and Ba3 by Moody’s Investor Services. As of December 31, 2010, Moody’s Investor Services’ ratings on the Company has improved to a stable outlook, while Standard & Poor’s ratings on the Company have a positive outlook. During 2010, cash paid for interest was $180.9 million.

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

Capital Investment

The Company’s capital investment in 2010 was $122.8 million compared to $129.9 million in 2009. During 2010, the Company had capital spending of $90.6 million for improving process capabilities, $18.3 million for capital spares and $13.9 million for manufacturing packaging machinery.

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

For further discussion of the Company’s environmental matters, see Note 14 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2010 is as follows:

	Payments Due by Period
		Less than			More than
In millions	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$2,572.4	$19.3	$112.8	$1,770.9	$669.4
Operating Leases	143.6	35.4	50.9	29.6	27.7
Interest Payable	697.8	137.8	227.5	202.4	130.1
Purchase Obligations(a)	553.9	128.4	157.8	118.7	149.0
Pension Funding	58.0	58.0	—	—	—

Total Contractual Obligations(b)	$4,025.7	$378.9	$549.0	$2,121.6	$976.2

Notes:

(a)	Purchase obligations primarily consist of commitments related to pine pulpwood, wood chips, and wood processing and handling.

(b)	Some of the figures included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2010, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 10% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2010, approximately 7% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of a generally stronger U.S. dollar against these currencies produced a net currency translation adjustment gain of $5.5 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2010. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its natural gas requirements through December 2011. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity purchased. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension expense for defined benefit pension plans was $30.0 million in 2010 compared with $47.9 million in 2009. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.95% and 7.91% in 2010 and 2009, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2010, the net actuarial loss was $194.5 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“the FASB Codification”).

The discount rate used to determine the present value of future pension obligations at December 31, 2010 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 5.74% and 6.10% in 2010 and 2009, respectively.

The Company’s pension expense is estimated to be approximately $27 million in 2011. The estimate is based on a weighted average expected long-term rate of return of 7.91%, a weighted average discount rate of 5.74% and other assumptions. Pension expense beyond 2011 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $4 million and the December 31, 2010 pension funding obligation would increase by about $25 million.

The fair value of assets in the Company’s plans was $706.0 million at December 31, 2010 and $622.2 million at December 31, 2009. The projected benefit obligations exceed the fair value of plan assets by $223.7 million and $236.7 million as of December 31, 2010 and 2009, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $204.2 million at the end of 2010. At the end of 2009, the ABO exceeded the fair value of plan assets by $219.1 million.

• Retained Insurable Risks

The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported. The Company has purchased stop-loss coverage or insurance with deductibles in order to limit its exposure to significant claims. The Company also has an extensive safety program in place to minimize its exposure to workers’ compensation claims. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions, loss development factors followed in the insurance industry and historical experience.

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceeds its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2010, the Company had seven reporting units, of which five of the units had goodwill.

The calculated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including anticipated future cash flows, and market data and analysis, including market capitalization. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill recoverability.

The Company performed its annual goodwill impairment test as of October 1, 2010 and concluded that the fair value of its reporting units exceeded their carrying values including goodwill and, therefore, that goodwill was not impaired. Fair values exceeded carrying value by at least 42% for each of the Company’s reporting units as of October 1, 2010.

The variability of the assumptions that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. Accordingly, the Company’s accounting estimates may materially change from period to period due to changing market factors.

If the Company had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. The Company determined that if forecasted cash flows were decreased by 10%, the calculated fair value of each of the reporting units would continue to exceed their respective carrying values. Alternatively, if the Company had concluded that it was appropriate to increase the WACC by 100 basis points or to decrease the terminal EBITDA multiple by one times terminal EBITDA, the fair value for each of the reporting units would continue to exceed its carrying value. Therefore, the Company does not believe that any of its reporting units are at risk for an impairment of goodwill.

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

• Deferred Income Taxes and Potential Assessments

As of December 31, 2010, the Company, in accordance with the Income Taxes topic of the FASB Codification, has determined that $92.6 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s NOLs on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $35.4 million. As of December 31, 2009, the Company had determined that $83.8 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s NOLs on these undistributed earnings, as well as the financial statement carrying value in excess of tax basis in the amount of $32.0 million. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

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

BUSINESS OUTLOOK

The Company expects to realize between $70 million and $90 million of year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects.

Total capital investment for 2011 is expected to be between $170 million and $190 million and is expected to relate principally to the Company’s process capability improvements (approximately $146 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $14 million).

The Company also expects the following in 2011:

•	Depreciation and amortization between $285 million and $305 million.

•	Interest expense of $145 million to $160 million, including $9 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $200 million to $220 million.

•	Pension plan contributions of $45 million to $70 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which bear both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2010, the Company had interest rate swap agreements with a notional amount of $1,250.0 million.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
									Fair
In millions	2011	2012	2013	2014	2015	Thereafter		Total	Value

Total Debt
Fixed Rate	$0.4	$1.4	$73.6	$—	$—	$669.4	(a)	$744.8	$806.3
Average Interest Rate	4.14%	6.61%	9.48%	—%	—%	8.90%
Variable Rate	$18.9	$18.9	$18.9	$1,770.9	$—	$—		$1,827.6	$1,820.5
Average Interest Rate, spread range is 2.00% — 2.75%	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	—	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
							Fair
In millions	2011	2012	2013	2014	Thereafter	Total	Value

Interest Rate Swaps (Pay
Fixed/Receive Variable)
Notional	$330.0	$920.0	$—	$—	$—	$1,250.0	$(33.3)
Average Pay Rate	3.13%	2.62%	—%	—%	—%
Average Receive Rate	3-Month LIBOR	3-Month LIBOR	—	—	—

Note:

(a)	Includes face amounts of $425.0 million and $250.0 million.

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2010, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2010, when aggregated and measured in U.S. dollars at December 31, 2010 exchange rates, had net notional amounts totaling $8.2 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2010 and 2009, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2010 and 2009.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31,
	2010
	Contract	Fair
In millions	Amount	Value

FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$31.4	$(0.6)
Weighted average contractual exchange rate	82.44
Receive $US/Pay Euro	$18.9	$0.6
Weighted average contractual exchange rate	1.38
Receive $US/Pay GBP	$8.4	$0.1
Weighted average contractual exchange rate	1.58

Natural Gas Contracts

The Company has hedged a portion of its expected usage for 2011. The carrying amount and fair value of the natural gas swap contracts is a net liability of $0.7 million as of December 31, 2010. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2010	2009	2008

Net Sales	$4,095.0	$4,095.8	$4,079.4
Cost of Sales	3,501.8	3,567.2	3,587.1
Selling, General and Administrative	320.4	314.6	306.9
Other (Income) Expense, Net	(1.8)	(15.6)	2.3
Restructuring and Other Special Charges (Credits)	55.1	(53.1)	33.2

Income from Operations	219.5	282.7	149.9
Interest Expense, Net	(174.5)	(196.4)	(215.4)
Loss on Modification or Extinguishment of Debt	(8.4)	(7.1)	—

Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	36.6	79.2	(65.5)
Income Tax Expense	(27.5)	(24.1)	(34.4)

Income (Loss) before Equity Income of Unconsolidated Entities	9.1	55.1	(99.9)
Equity Income of Unconsolidated Entities	1.6	1.3	1.1

Income (Loss) from Continuing Operations	10.7	56.4	(98.8)
Loss from Discontinued Operations, Net of Taxes	—	—	(0.9)

Net Income (Loss)	$10.7	$56.4	$(99.7)

Income (Loss) Per Share — Basic and Diluted
Continuing Operations	$0.03	$0.16	$(0.31)
Discontinued Operations	—	—	(0.00)
Total	$0.03	$0.16	$(0.32)
Weighted Average Number of Shares Outstanding — Basic	343.8	343.1	315.8
Weighted Average Number of Shares Outstanding — Diluted	347.4	344.6	315.8

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2010	2009

ASSETS

Current Assets:
Cash and Cash Equivalents	$138.7	$149.8
Receivables, Net	382.2	382.3
Inventories, Net	417.3	436.5
Deferred Income Tax Assets	28.0	34.7
Other Current Assets	47.4	18.0

Total Current Assets	1,013.6	1,021.3
Property, Plant and Equipment, Net	1,641.5	1,797.4
Goodwill	1,205.2	1,204.6
Intangible Assets, Net	576.6	620.0
Other Assets	47.7	58.5

Total Assets	$4,484.6	$4,701.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$26.0	$17.6
Accounts Payable	361.5	361.8
Compensation and Employee Benefits	93.5	105.6
Interest Payable	28.4	42.7
Other Accrued Liabilities	86.3	106.8

Total Current Liabilities	595.7	634.5
Long-Term Debt	2,553.1	2,782.6
Deferred Income Tax Liabilities	241.1	226.9
Accrued Pension and Postretirement Benefits	275.0	284.6
Other Noncurrent Liabilities	72.7	44.4

Total Liabilities	3,737.6	3,973.0

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized at December 31, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized at December 31, 2010 and 2009, respectively; 343,698,778 and 343,245,250 shares issued and outstanding at December 31, 2010 and 2009, respectively	3.4	3.4
Capital in Excess of Par Value	1,965.2	1,958.2
Accumulated Deficit	(1,008.3)	(1,019.0)
Accumulated Other Comprehensive Loss	(213.3)	(213.8)

Total Shareholders’ Equity	747.0	728.8

Total Liabilities and Shareholders’ Equity	$4,484.6	$4,701.8

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$(975.7)	$(73.9)

Net Loss	—	—	—	(99.7)	—	$(99.7)
Other Comprehensive (Loss) Income:
Derivative Instruments	—	—	—	—	(60.6)	(60.6)
Pension Benefit Plans	—	—	—	—	(212.2)	(212.2)
Postretirement Benefit Plans	—	—	—	—	2.4	2.4
Postemployment Benefit Plans	—	—	—	—	1.2	1.2
Currency Translation Adjustment	—	—	—	—	(15.1)	(15.1)

Total Comprehensive Loss	—	—	—	—	—	$(384.0)
Common Stock Issued for Acquisition	139,445,038	1.4	761.4	—	—
Issuance of Shares for Stock-Based Awards	2,098,863	—	2.4	—	—

Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$(1,075.4)	$(358.2)

Net Income	—	—	—	56.4	—	$56.4
Other Comprehensive Income (Loss):
Derivative Instruments	—	—	—	—	33.4	33.4
Pension Benefit Plans	—	—	—	—	91.7	91.7
Postretirement Benefit Plans	—	—	—	—	7.6	7.6
Postemployment Benefit Plans	—	—	—	—	3.9	3.9
Currency Translation Adjustment	—	—	—	—	7.8	7.8

Total Comprehensive Income	—	—	—	—	—	$200.8
Issuance of Shares for Stock-Based Awards	722,780	—	2.8	—	—

Balances at December 31, 2009	343,245,250	$3.4	$1,958.2	$(1,019.0)	$(213.8)

Net Income	—		—	10.7	—	10.7
Other Comprehensive Income (Loss):		—
Derivative Instruments	—	—	—	—	7.7	7.7
Pension Benefit Plans	—	—	—	—	(6.2)	(6.2)
Postretirement Benefit Plans	—	—	—	—	(6.5)	(6.5)
Currency Translation Adjustment	—	—	—	—	5.5	5.5

Total Comprehensive Income	—	—	—	—	—	$11.2
Issuance of Shares for Stock-Based Awards	453,528	—	7.0	—	—

Balances at December 31, 2010	343,698,778	$3.4	$1,965.2	$(1,008.3)	$(213.3)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$10.7	$56.4	$(99.7)
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	288.7	305.4	264.3
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	1.4	2.3	—
Amortization of Deferred Debt Issuance Costs	8.3	8.5	7.9
Deferred Income Taxes	21.6	19.6	28.0
Amount of Postretirement Expense (Less) Greater Than Funding	(18.2)	4.7	(38.4)
Inventory Step Up Related to Altivity	—	—	24.4
Impairment Charges/Asset Write-offs	14.6	15.3	14.9
Other, Net	7.7	(6.8)	2.2
Changes in Operating Assets and Liabilities (See Note 3)	3.3	98.1	(19.0)

Net Cash Provided by Operating Activities	338.1	503.5	184.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(122.8)	(129.9)	(183.3)
Acquisition Costs Related to Altivity	—	—	(30.3)
Cash Acquired Related to Altivity	—	—	60.2
Proceeds from Sales of Assets, Net of Selling Costs	—	9.8	20.3
Other, Net	0.1	(4.6)	(11.1)

Net Cash Used in Investing Activities	(122.7)	(124.7)	(144.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	30.6	423.8	1,200.0
Payments on Debt	(246.4)	(664.5)	(1,195.9)
Borrowings under Revolving Credit Facilities	138.8	166.2	1,072.5
Payments on Revolving Credit Facilities	(139.7)	(308.6)	(940.5)
Redemption and Early Tender Premiums and Debt Issuance Costs	(10.9)	(16.1)	(16.3)
Other, Net	0.2	—	—

Net Cash (Used in) Provided by Financing Activities	(227.4)	(399.2)	119.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.9	0.1	0.6

Net (Decrease) Increase in Cash and Cash Equivalents	(11.1)	(20.3)	160.8
Cash and Cash Equivalents at Beginning of Period	149.8	170.1	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138.7	$149.8	$170.1

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company is the largest U.S. producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled boxboard and flexible packaging. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to customer service.

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

For accounting purposes, the Altivity Transaction was accounted for as a purchase by GPHC under the Financial Accounting Standards Board (“FASB”) business combinations standards. Under the purchase method of accounting, the assets and liabilities of Altivity were recorded, as of the date of the closing of the Altivity Transaction, at their respective fair values and added to those of GPII. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed of Altivity was recorded as goodwill. The historical financial statements of GPC became the historical financial statements of GPHC. The accompanying Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2008 includes nine months and approximately three weeks of Altivity and twelve months of GPC’s results. See Note 4 — Altivity Transaction.

GPHC and GPC conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock, and GPC’s ownership of all of GPII’s outstanding common stock.

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying Consolidated Financial Statements include the worldwide operations of the paperboard packaging segment, which includes the paperboard packaging, packaging machinery, and containerboard businesses; and the flexible packaging segment, which converts kraft, specialty paper and plastics into multi-wall, consumer and specialty retail bags and produces flexible packaging, label solutions, and laminations. Intercompany transactions and balances are eliminated in consolidation.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. These reclassifications had no impact on operating income, or the Consolidated Statements of Shareholders’ Equity and had an immaterial impact on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and certain captions on the Consolidated Statements of Operations.

The results of operations for Graphic Packaging International Sweden, the Company’s discontinued operations, have been eliminated from the Company’s continuing operations and classified as discontinued

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for the period presented within the Company’s Consolidated Statements of Operations. In 2008, the Company determined an additional $0.9 million environmental reserve was necessary and recorded this in discontinued operations within the Company’s Consolidated Statements of Operations.

The Company holds a 50% ownership interest in a joint venture with Rengo Riverwood Packaging, Ltd. (in Japan) which is accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, slow-moving and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows, discount rates and earnings before interest, taxes, depreciation and amortization, (“EBITDA”) multiples associated with impairment testing of goodwill and long-term assets, fair value of derivative financial instruments, deferred income tax assets and potential income tax assessments, and contingencies.

Revenue Recognition

The Company receives revenue from the sales of manufactured products. The Company recognizes sales revenue when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when title to the product passes upon delivery to the customer. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

Discounts and allowances are comprised of trade allowances and rebates, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Customer rebates are determined based on contract terms and are recorded at the time of sale.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $1.1 million, $2.4 million and $1.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

Depreciation and Amortization

Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles, trucks and tractors	3 to 5 years

Depreciation expense for 2010, 2009 and 2008 was $239.8 million, $256.9 million and $222.8 million, respectively.

Intangible assets (liabilities) with a determinable life are amortized on a straight-line basis over that period. The amortization expense for each intangible asset (liability) is recorded in the Consolidated Statements of Operations according to the nature of that asset (liability).

Goodwill is the Company’s only intangible asset not subject to amortization at December 31, 2010 and 2009. The following table displays the intangible assets (liabilities) that continue to be subject to amortization and aggregate amortization expense as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
In millions	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable Intangible Assets (Liabilities):
Customer Relationships	$657.2	$129.0	$528.2	$656.3	$91.5	$564.8
Non-Compete Agreements	7.3	6.2	1.1	7.2	3.9	3.3
Patents, Trademarks and Licenses	129.0	81.0	48.0	124.2	71.6	52.6
Supply Contracts and Leases, Net	(2.1)	(1.4)	(0.7)	(2.1)	(1.4)	(0.7)

Total	$791.4	$214.8	$576.6	$785.6	$165.6	$620.0

The Company recorded amortization expense for the years ended December 31, 2010, 2009 and 2008 of $48.9 million, $48.5 million and $41.5 million, respectively, relating to intangible assets (liabilities) subject to amortization. The Company expects amortization expense to be approximately $47 million in 2011, $44 million in 2012, and $43 million for 2013 through 2015.

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed as incurred. Expenses for the years ended December 31, 2010, 2009 and 2008 were $12.8 million, $7.2 million and $8.0 million, respectively.

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

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2010 and 2009, no customers accounted for more than 10% of net accounts receivable.

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

Alternative Fuel Tax Credit

The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company submitted excise tax refund claims totaling $147.2 million based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The Company received excise tax refunds totaling $134.8 million through the end of the year in 2009, and the remainder was received in 2010. The net impact of the excise tax credit is included in Restructuring and Other Special Charges (Credits) in the amount of $137.8 million for the year ended December 31, 2009 and is included in Corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount.

The Company tests goodwill for impairment at the reporting unit level, which is an operating segment or level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information in available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics.

Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount including goodwill, to the fair value of the reporting unit. The estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including anticipated future cash flows, and market data and analysis, including market capitalization. The assumptions we use are based on what we believe a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill recoverability. We completed the annual test of goodwill associated with each of our reporting units during 2010 and concluded that the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

The following is a rollforward of goodwill by reportable segment as of December 31, 2010:

	Paperboard	Flexible
In millions	Packaging	Packaging	Total

Balance at December 31, 2008	$1,050.3	$154.5	$1,204.8
Altivity Purchase Accounting	(4.4)	4.8	0.4
Divesture of Businesses	—	(1.9)	(1.9)
Foreign Currency Effects	—	1.3	1.3

Balance at December 31, 2009	$1,045.9	$158.7	$1,204.6

Altivity Purchase Accounting	(1.1)	—	(1.1)
Foreign Currency Effects	0.6	1.1	1.7

Balance at December 31, 2010	$1,045.4	$159.8	$1,205.2

Retained Insurable Risks

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of FASB Accounting Standards Codificationtm (“the FASB Codification”). A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made.

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

Effective January 1, 2010, the Company adopted guidance contained within the Fair Value Measurements and Disclosures topic of the FASB Codification to improve the disclosure requirements related to Level 1 and Level 2 fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, entities are required to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The guidance requires new disclosures only and did not have an impact on the Company’s financial position, results of operations or cash flows. Effective January 1, 2011, the Company adopted the second phase of the amended guidance within the Fair Value Measurements and Disclosures topic of the FASB Codification, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities. The adoption of this amended guidance will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not have an impact on the Company’s financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In October 2009, the FASB issued guidance amending the Revenue Recognition topic of the FASB Codification. The guidance enables vendors to account for transactions with the same customer involving

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple products or services (deliverables) separately rather than as a combined unit, and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This guidance will be effective for the Company in the first quarter of 2011, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — SUPPLEMENTAL BALANCE SHEET DATA

Receivables, Net:

In millions	2010	2009

Trade	$366.5	$356.5
Less: Allowance	(3.2)	(4.6)

	363.3	351.9
Other	18.9	30.4

Total	$382.2	$382.3

Inventories, Net:

In millions	2010	2009

Finished Goods	$231.7	$251.9
Work in Progress	36.5	40.3
Raw Materials	102.0	105.2
Supplies	65.6	63.6

	435.8	461.0
Less: Allowance	(18.5)	(24.5)

Total	$417.3	$436.5

Other Current Assets:

In millions	2010	2009

Asset Held for Sale	$27.4	$—
Prepaid Expenses	19.7	17.6
Other	0.3	0.4

Total	$47.4	$18.0

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment, Net:

In millions	2010	2009

Property, Plant and Equipment, at Cost
Land and Improvements	$118.7	$134.3
Buildings	329.7	357.3
Machinery and Equipment	3,169.2	3,106.7
Construction-in-Progress	63.6	62.6

	3,681.2	3,660.9
Less: Accumulated Depreciation	(2,039.7)	(1,863.5)

Total	$1,641.5	$1,797.4

Other Assets:

In millions	2010	2009

Deferred Debt Issuance Costs, Net of Amortization of $26.2 million and $20.9 million for 2010 and 2009, respectively	$24.7	$34.4
Deferred Income Tax Assets	6.3	9.4
Prepaid Benefit Cost	—	2.2
Other	16.7	12.5

Total	$47.7	$58.5

Other Accrued Liabilities:

In millions	2010	2009

Fair Value of Derivatives, current portion	$19.8	$26.3
Restructuring Reserves	2.1	7.6
Deferred Revenue	14.9	16.1
Accrued Customer Rebates	18.2	22.0
Other	31.3	34.8

Total	$86.3	$106.8

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Provided by (Used in) Operations Due to Changes in Operating Assets and Liabilities:

In millions	2010	2009	2008

Receivables, Net	$5.0	$(6.5)	$16.5
Inventories, Net	13.3	91.0	32.6
Prepaid Expenses	(7.3)	8.8	(13.7)
Accounts Payable	6.0	19.4	(21.4)
Compensation and Employee Benefits	(11.9)	12.4	(27.8)
Income Taxes	(2.4)	0.1	(4.8)
Interest Payable	(15.3)	(15.1)	16.5
Other Accrued Liabilities	(12.1)	(17.3)	(17.1)
Other Noncurrent Liabilities	28.0	5.3	0.2

Total	$3.3	$98.1	$(19.0)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2010	2009	2008

Interest	$180.9	$219.5	$193.4
Income Taxes	6.7	7.7	5.0

Significant non-cash activities were as follows:

In millions	2010	2009	2008

Issuance of Common Stock Related to Acquisition	$—	$—	$762.8

NOTE 4 —	ALTIVITY TRANSACTION

On March 10, 2008, the businesses of GPC and Altivity were combined in a transaction accounted for under the FASB’s business combination guidance. Altivity was the largest privately-held producer of folding cartons and a market leader in all of its major businesses, including coated-recycled boxboard and flexible packaging. Altivity operated recycled boxboard mills and consumer product packaging facilities in North America.

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the Altivity Transaction. The final purchase price allocation is as follows:

In millions

Purchase Price	$762.8
Acquisition Costs	30.3
Assumed Debt	1,167.6

Total Purchase Consideration	$1,960.7

In millions

Cash and Cash Equivalents	$60.2
Receivables, Net	181.2
Inventories, Net	265.0
Prepaids	13.1
Property, Plant and Equipment	636.7
Intangible Assets	561.1
Other Assets	4.5

Total Assets Acquired	1,721.8

Current Liabilities, Excluding Current Portion of Long-Term Debt	253.7
Pension and Postemployment Benefits	35.3
Other Noncurrent Liabilities	35.8

Total Liabilities Assumed	324.8

Net Assets Acquired	1,397.0

Goodwill	563.7

Total Estimated Fair Value of Net Assets Acquired	$1,960.7

The Company has finalized plans to close certain facilities of the acquired company and has established restructuring reserves that are considered liabilities assumed in the Altivity Transaction. See Note 5 — Restructuring Reserves.

The excess of the total purchase consideration over the aggregate fair value of identifiable net assets acquired was allocated to goodwill. Management believes that the portion of the total purchase consideration attributable to goodwill represents benefits expected as a result of the acquisition, including 1) significant cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) diversification of the Company’s product line and new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system to include expanded folding carton converting operations, flexible packaging facilities, ink manufacturing facilities and label facilities.

The following table shows the final allocation of goodwill by segment:

	Paperboard	Flexible
In millions	Packaging	Packaging	Total

Goodwill	$404.4	$159.3	$563.7

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to deduct approximately $310 million of goodwill for tax purposes.

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

The following unaudited pro forma consolidated results of operations assume that the acquisition of Altivity occurred as of the beginning of the periods presented and excludes the 2008 results for the two coated-recycled board mills divested in September 2008. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

Year Ended December 31,
In millions	2008

Net Sales	$4,415.0
Net Loss	(66.6)
Loss Per Share — Basic and Diluted	(0.19)

NOTE 5 —	RESTRUCTURING RESERVES

The Company formulated plans to close or exit certain production facilities resulting from the Altivity Transaction. Restructuring reserves were established in accordance with the requirements of Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and the Exit or Disposal Cost Obligations topic of the FASB Codification Topic 420.

The amount of severance and benefits recorded in 2010, 2009 and 2008 totaled $2.2 million, $4.1 million and $1.6 million, respectively. These severance and benefits are included in Restructuring and Other Special Charges (Credits) in the Consolidated Statements of Operations. The portion of the restructuring reserves expected to be settled within one year is included in Other Accrued Liabilities on the Company’s Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the transactions within the restructuring reserves:

	Severance	Facility	Equipment
In millions	and Benefits	Closure Costs	Removal	Total

Establish Reserve	$7.0	$8.5	$1.8	$17.3
Additions to Reserves	13.4	2.3	0.8	16.5
Cash Payments	(6.1)	(0.7)	(0.5)	(7.3)
Other Adjustments	(0.4)	(0.3)	(0.1)	(0.8)

Balance at December 31, 2008	$13.9	$9.8	$2.0	$25.7
Additions to Reserves	6.4	0.9	0.3	7.6
Cash Payments	(11.8)	(2.2)	(0.3)	(14.3)
Other Adjustments	(5.0)	(5.0)	(1.4)	(11.4)

Balance at December 31, 2009	$3.5	$3.5	$0.6	$7.6
Additions to Reserves	2.2	—	—	2.2
Cash Payments	(2.9)	(1.8)	(0.3)	(5.0)
Other Adjustments	(2.2)	(0.5)	—	(2.7)

Balance at December 31, 2010	$0.6	$1.2	$0.3	$2.1

Accelerated or incremental depreciation was recorded for assets that would be removed from service before the end of their originally estimated useful lives due to the facility closures. The amount of accelerated depreciation recorded in 2010, 2009 and 2008 was $3.9 million, $9.1 million and $5.4 million, respectively.

Upon finalizing its restructuring activities, in the second quarter of 2010, the Company concluded that certain facilities were no longer an essential part of its manufacturing and warehouse footprint and that the facilities would be sold. Accordingly the facilities are reported at the lower of their carrying value or fair market value less costs to sell and reclassified as assets held for sale and are included in other current assets. In addition, estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for union employees at certain of these facilities were established. Charges of $21.9 million for estimated multiemployer pension plan withdrawal liabilities and $7.8 million related to assets written down to fair market value less costs to sell were recorded, and are included in Restructuring and Other Special Charges (Credits) in the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2010.

NOTE 6 — DEBT

Short-Term Debt is composed of the following:

In millions	2010	2009

Short-Term Borrowings	$6.7	$7.6
Current Portion of Long-Term Debt	19.3	10.0

Total	$26.0	$17.6

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2010 and 2009 was 2.6% and 2.9%, respectively.

On May 16, 2007, the Company entered into a $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provided for a $300 million revolving credit facility due on May 16, 2013 and a

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 3, 2009, the Company entered into Amendment No. 3 to the Credit Agreement. In satisfaction of a condition precedent to the effectiveness of Amendment No. 3, the Company made a $150.0 million voluntary prepayment of the outstanding term loans under the Credit Agreement (the “Initial Term Loan Prepayment”). Amendment No. 3 increases the basket under which the Company may voluntarily redeem or repurchase prior to maturity its 9.5% Senior Subordinated Notes due 2013 from time to time outstanding by an amount equal to $37.5 million plus 75.0% of the aggregate principal amount of prepayments of the term loans under the Company’s Credit Agreement made after the effective date of Amendment No. 3 (excluding the Initial Term Loan Prepayment). As a condition precedent to any future redemption or repurchase of the notes prior to their maturity, Amendment No. 3 requires that the Company have available liquidity (defined as cash and cash equivalents on hand plus availability under the Company’s senior secured revolver) of at least $250 million. In connection with Amendment No. 3, the Company recorded deferred financing costs of approximately $1 million. These costs are being amortized using the effective interest method over the term of the facilities.

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the above retirements, the Company recorded charges of $7.1 million in 2009. The charges are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Consolidated Statements of Operations. The charges consisted of unamortized deferred financing costs and, in regards to the June 2009 retirement, the early tender premiums associated with the 8.5% Senior Notes due in 2011.

In June 2010, the Company purchased $34.9 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2013 at purchase prices ranging from 101.75% to 101.833% of the principal amount of the notes purchased, plus accrued and unpaid interest up to, but not including the date of purchase.

On July 15, 2010, the Company announced that it would redeem and prepay approximately $66.8 million in aggregate principal of the 9.5% Senior Subordinated Notes due in 2013 at a redemption price of 101.583%. The redemption occurred on August 16, 2010.

On September 29, 2010, the Company completed the issuance and sale of $250.0 million of aggregate principal amount of its 7.875% Senior Notes due in 2018. A portion of the proceeds were used to retire, through a tender offer, $220.6 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2013. On October 29, 2010, the Company redeemed $29.4 million of its Senior Subordinated Notes due 2013 at a redemption price of 101.583%. In the fourth quarter of 2010, the Company also paid down $115.5 million of its term loans.

The June 2010, August 2010 and October 2010 retirements were treated as extinguishments of debt and charges of $3.4 million consisting of unamortized deferred financing costs and amounts paid in excess of par are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Consolidated Statements of Operations.

The September 2010 debt exchange was accounted for as a modification. Fees paid to third parties of $5.0 million are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Consolidated Statements of Operations. Fees paid to creditors of approximately $4.0 million are reflected as a reduction of debt and will be amortized using the effective interest method over the term of the 7.875% Senior Notes.

Long-Term Debt is composed of the following:

In millions	2010	2009

Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.0	—
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.5	423.7
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	73.3	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.29% at December 31, 2010) payable through 2014	837.7	890.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.04% at December 31, 2010) payable through 2014	989.9	1,052.4
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.50% at December 31, 2010) payable in 2013	—	—
Other	2.0	0.8

	2,572.4	2,792.6
Less: current portion	19.3	10.0

Total	$2,553.1	$2,782.6

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt maturities are as follows:

In millions

2011	$19.3
2012	20.3
2013	92.5
2014	1,770.9
2015	—
After 2015	669.4

Total	$2,572.4

At December 31, 2010, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$363.6
International Facilities	17.2	6.7	10.5

Total	$417.2	$6.7	$374.1

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $36.4 million as of December 31, 2010. These letters of credit are primarily used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2012 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017, the 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of December 31, 2010, the Company was in compliance with the covenants in the Credit Agreement.

NOTE 7 —	STOCK INCENTIVE PLANS

The Company has five equity compensation plans, but since 2004 the Company’s only plan pursuant to which new grants are made is the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (previously named the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan) (the “2004 Plan”). Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), the Riverwood Holding, Inc. 2002 Stock Incentive Plan (“2002 SIP”), the Graphic Packaging Equity Incentive Plan (“EIP”), and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors (“Graphic NEDP”). Stock options and other awards granted under all of the

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s plans generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the plans are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

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

The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2010 and the option exercise price range per plan. No options have been granted under the 2004 Plan, so this plan has been omitted from the table.

		Weighted	Shares	Weighted		Weighted Average
	Shares	Average	Subject to	Average	Exercise	Remaining
	Subject	Exercise	Exercisable	Exercise	Price	Contractual Life
Plan	to Options	Price	Options	Price	Range	in Years

2003 LTIP	684,070	$5.96	684,070	$5.96	$4.70 to $6.57	2.72
2002 SIP	2,130,754	7.88	2,130,754	7.88	7.88	1.00
EIP	2,463,443	7.60	2,463,443	7.60	1.55 to 13.74	2.59
Graphic NEDP	2,000	7.11	2,000	7.11	7.11	0.41

Total	5,280,267	$7.50	5,280,267	$7.50	—	1.96

As of December 31, 2010 and 2009, there were 5,280,267 and 6,442,092 exercisable options, respectively.

A summary of option activity during the three years ended December 31, 2010 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding — December 31, 2007	12,730,238	$7.41
Exercised	—	—
Canceled	(5,614,351)	7.66

Outstanding — December 31, 2008	7,115,887	$7.21
Exercised	—	—
Canceled	(673,795)	6.54

Outstanding — December 31, 2009	6,442,092	$7.28
Exercised	(80,150)	2.30
Canceled	(1,081,675)	6.57

Outstanding — December 31, 2010	5,280,267	$7.50

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2004 Plan permits the grant of stock awards, restricted stock and RSUs. All RSUs vest and become payable in one to five years from date of grant. RSUs granted to employees generally contain service requirements and performance conditions that must be met for the shares to vest. Upon vesting, RSUs are payable in cash and shares of common stock, based on the proportion set forth in the grant agreements. Stock awards granted to non-employee directors are unrestricted.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

	2010	2009	2008

RSUs — Employees	5,503,250	8,390,054	1,139,970
Weighted-average price per share	$3.60	$0.89	$2.72
Stock Awards — Board of Directors	339,612	651,310	433,697
Weighted-average price per share	$3.18	$1.52	$2.28

A summary of the Company’s unvested RSUs as of December 31, 2010 and changes during the fiscal years ended December 31 is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value

Outstanding — December 31, 2007	4,796,944	$4.11
Granted	1,139,970	2.72
Released	(4,844,138)	4.11
Canceled	(5,266)	2.72

Outstanding — December 31, 2008	1,087,510	$2.72
Granted	8,390,054	0.89
Released	(207,037)	2.72
Canceled	(565,408)	1.09

Outstanding — December 31, 2009	8,705,119	$1.07
Granted	5,503,250	3.60
Released	(76,546)	2.22
Canceled	(288,339)	2.26

Outstanding — December 31, 2010	13,843,484	$2.05

The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. The unrecognized expense at December 31, 2010 is approximately $19 million and is expected to be recognized over a weighted average period of 2 years.

The value of a stock award is based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2009 and 2008, the Company also issued 15,607 and 56,823 shares of phantom stock, respectively, representing compensation deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 40,091 shares in payment of employee deferred compensation.

During 2010, 2009 and 2008, $12.8 million, $5.9 million and $6.6 million, respectively, were charged to compensation expense for stock incentive plans. Of the amount charged to expense during 2008, $7.1 million was attributable to the accelerated vesting of RSUs and other payments triggered by the change of control resulting from the Altivity Transaction on March 10, 2008.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

				Postretirement Health
	Pension Benefits			Care Benefits
	Year Ended December 31,
In millions	2010	2009	2008	2010	2009	2008

Components of Net Periodic Cost:
Service Cost	$19.0	$20.5	$18.5	$1.1	$1.4	$1.3
Interest Cost	51.3	50.5	47.5	3.0	3.3	3.1
Expected Return on Plan Assets	(50.8)	(41.8)	(51.3)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.5	1.2	2.7	(0.2)	(0.1)	(0.2)
Actuarial Loss (Gain)	10.1	20.2	2.2	(1.3)	(1.2)	(0.6)
Curtailment Gain	(0.2)	(3.2)	—	(0.3)	—	—
Other	0.1	0.5	0.1	—	—	—

Net Periodic Cost	$30.0	$47.9	$19.7	$2.3	$3.4	$3.6

Certain assumptions used in determining the pension and postretirement expenses were as follows:

				Postretirement Health
	Pension Benefits			Care Benefits
	Year Ended December 31,
	2010	2009	2008	2010	2009	2008

Weighted Average Assumptions:
Discount Rate	6.10%	6.28%	6.21%	5.93%	6.27%	6.17%
Rate of Increase in Future Compensation Levels	2.19%	2.52%	2.44%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	7.95%	7.91%	7.96%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	8.50%	9.00%	9.00%
Ultimate Health Care Cost Trend Rate(a)	—	—	—	5.00%	5.00%	5.00%
Ultimate Year(a)	—	—	—	2017	2017	2017

Note:

(a)	One of the salaried plan’s costs was capped beginning in 1999.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

			Postretirement
			Health Care
	Pension Benefits		Benefits
In millions	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$858.9	$812.1	$49.6	$57.0
Service Cost	19.0	20.5	1.1	1.4
Interest Cost	51.3	50.5	3.0	3.3
Actuarial Loss (Gain)	43.8	3.2	4.9	(9.3)
Foreign Currency Exchange	(3.4)	13.2	—	0.2
Curtailment	—	(3.5)	(0.3)	(0.6)
Settlement	—	(1.7)	—	—
Benefits Paid	(39.4)	(36.0)	(3.2)	(2.9)
Other	(0.5)	0.6	0.5	0.5

Benefit Obligation at End of Year	$929.7	$858.9	$55.6	$49.6

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$622.2	$489.0	$—	$—
Actual Return on Plan Assets	79.3	115.5	—	—
Employer Contributions	47.3	43.6	3.2	2.9
Foreign Currency Exchange	(2.8)	12.3	—	—
Benefits Paid	(39.4)	(37.7)	(3.2)	(2.9)
Other	(0.6)	(0.5)	—	—

Fair Value of Plan Assets at End of Year	$706.0	$622.2	$—	$—

Plan Assets Less than Projected Benefit Obligation	$(223.7)	$(236.7)	$(55.6)	$(49.6)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Asset — Prepaid Benefit Cost	$—	$2.2	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	(0.7)	(0.8)	(3.6)	(3.1)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	(223.0)	(238.1)	(52.0)	(46.5)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	194.5	189.6	(7.1)	(13.4)
Prior Service (Income) Cost	(0.2)	0.3	(1.1)	(1.3)

Weighted Average Calculations:
Discount Rate	5.74%	6.10%	5.48%	5.93%
Rates of Increase in Future Compensation Levels	2.16%	2.19%	—	—
Initial Health Care Cost Trend Rate	—	—	8.50%	8.50%
Ultimate Health Care Cost Trend Rate(a)	—	—	5.00%	5.00%
Ultimate Year	—	—	2018	2017

(a)	One of the salaried plan’s cost was capped beginning in 1999.

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $910.2 million and $841.3 million at December 31, 2010 and 2009, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2010 and 2009, except at December 31, 2009, one plan had assets of $17.2 million and an ABO of $15.0 million.

Employer Contributions

The Company made contributions of $47.3 million and $43.6 million to its pension plans during 2010 and 2009, respectively. The Company also made postretirement health care benefit payments of $3.2 million

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2.9 million during 2010 and 2009, respectively. For 2011, the Company expects to make contributions of $45 to $70 million to its pension plans and approximately $4 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2010 and 2009, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2010	2009
Cash	—	0.3%	1.0%
Equity Securities	52.0	55.1	53.4
Fixed Income Securities	42.0	39.7	40.2
Other Investments	6.0	4.9	5.4

Total	100.0%	100.0%	100.0%

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category:
Cash	$3.7	$1.3	$2.4	$—
Equity Securities:
Domestic	264.4	52.1	212.3	—
Foreign	123.1	32.5	90.6	—
Fixed Income Securities:	280.4	111.4	169.0	—
Other Investments:
Real estate(a)	11.6	11.6	—	—
Diversified growth fund(b)	22.8	22.8	—	—

Total	$706.0	$231.7	$474.3	$—

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
In millions	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category:
Cash	$4.3	$1.1	$3.2	$—
Equity Securities:
Domestic	226.5	44.9	181.6	—
Foreign	105.9	29.9	76.0	—
Fixed Income Securities:	251.5	96.1	155.4	—
Other Investments:
Real estate(a)	11.4	11.4	—	—
Diversified growth fund(b)	22.6	22.6	—	—

Total	$622.2	$206.0	$416.2	$—

(a)	This category represents investments in real estate funds which are traded daily on a public exchange.

(b)	The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five year horizon.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2010 data:

	One Percentage Point
In millions	Increase	Decrease

Health Care Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.4	$(0.3)
Effect on Year-End Postretirement Benefit Obligation	$4.4	$(3.7)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2020:

		Postretirement Health
In millions	Pension Plans	Care Benefits

2011	$43.7	$4.0
2012	45.4	3.9
2013	48.3	4.1
2014	51.2	4.4
2015	53.9	4.7
2016 — 2020	317.9	25.7

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2011

During 2011, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

		Postretirement
	Pension	Health Care	Postemployment
In millions	Benefits	Benefits	Benefits(a)

Recognition of Prior Service Cost	$0.4	$(0.2)	$—
Recognition of Actuarial Loss (Gain)	11.3	(0.7)	0.2

Note:

(a)	The Company maintains postemployment benefits for U.S. employees. Certain benefits are based on years of service. In 2010, there was no impact to Accumulated Other Comprehensive Loss.

Multi-Employer Plan

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2010 and 2009 was $8.0 million and $8.3 million, respectively. The multi-employer plans were assumed as part of the Altivity Transaction.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2010, 2009 and 2008 were $19.5 million, $20.2 million and $17.6 million, respectively.

NOTE 9 —	INCOME TAXES

The U.S. and international components of Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2010	2009	2008

U.S.	$29.3	$89.0	$(73.1)
International	7.3	(9.8)	7.6

Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	$36.6	$79.2	$(65.5)

The provisions for Income Tax Expense on Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2010	2009	2008

Current (Expense) Benefit
U.S.	$0.1	$0.1	$(0.4)
International	(6.0)	(4.6)	(6.0)

Total Current	(5.9)	(4.5)	(6.4)
Deferred (Expense) Benefit
U.S.	(21.4)	(31.4)	(28.3)
International	(0.2)	11.8	0.3

Total Deferred	(21.6)	(19.6)	(28.0)

Income Tax Expense	$(27.5)	$(24.1)	$(34.4)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of Income Tax Expense on Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities at the federal statutory rate of 35% compared with the Company’s actual Income Tax Expense is as follows:

	Year Ended December 31,
In millions	2010	Percent	2009	Percent	2008	Percent

Income Tax (Expense) Benefit at U.S. Statutory Rate	$(12.8)	35.0%	$(27.7)	35.0%	$22.9	35.0%
U.S. State and Local Tax (Expense) Benefit	(0.8)	2.2	(4.3)	5.5	1.9	3.0
Permanent Items	(0.6)	1.6	(6.6)	8.3	(1.5)	(2.3)
Change in Valuation Allowance:
Amortization of Goodwill	(28.2)	77.2	(31.7)	40.0	(29.4)	(44.8)
Prior Period Adjustment	6.3	(17.3)	—	—	—	—
Other Changes in Valuation Allowance	10.5	(28.7)	43.2	(54.5)	(24.8)	(37.9)
International Tax Rate Differences	0.4	(1.2)	0.4	(0.5)	0.6	0.9
Foreign Withholding Tax	(0.9)	2.5	(0.1)	0.1	(0.1)	(0.2)
Adjustment to Tax Contingencies	0.6	(1.6)	(0.1)	0.1	(0.1)	(0.1)
Other	(2.0)	5.5	2.8	(3.6)	(3.9)	(6.1)

Income Tax Expense	$(27.5)	75.2%	$(24.1)	30.4%	$(34.4)	(52.5)%

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2010	2009

Current Deferred Income Tax Assets:
Compensation Based Accruals	$25.8	$34.9
Other	20.4	16.2
Valuation Allowance	(18.2)	(16.4)

Net Current Deferred Income Tax Assets	$28.0	$34.7

Noncurrent Deferred Income Tax Assets & Liabilities:
Net Operating Loss Carryforwards	$518.4	$537.5
Postretirement Benefits	94.6	90.3
Tax Credits	12.8	12.7
Other	76.4	59.3
Valuation Allowance	(290.1)	(239.1)
Property, Plant and Equipment	(264.8)	(269.6)
Goodwill	(210.2)	(188.3)
Other Intangibles	(171.9)	(220.3)

Net Noncurrent Deferred Income Tax Assets & Liabilities	$(234.8)	$(217.5)

Net Deferred Income Tax Liability	$(206.8)	$(182.8)

The Company has reviewed the net deferred income tax assets as of December 31, 2010 and 2009, respectively, and determined that it is more likely than not that some or all of the net deferred income tax

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets will not be realized. The valuation allowance of $308.3 million and $255.5 million at December 31, 2010 and 2009, respectively, is maintained on the remaining net deferred income tax assets for which the Company has not determined that realization is more likely than not. Of the total valuation allowance, $29.7 million relates to foreign jurisdictions and the remaining $278.6 million relates to the U.S. The need for a valuation allowance is made on a country-by-country basis, and the amount of the valuation allowance has changed as of December 31, 2010 over 2009 primarily due to operating activities in various countries in 2010 and changes in deferred income tax balances. As of December 31, 2010, the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred income tax assets related primarily to the Company’s Brazil, Canada, China, France, Germany, and U.S. operations.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2010, 2009, and 2008, respectively:

	December 31,
In millions	2010	2009	2008

Balance Beginning of Period	$255.5	$304.3	$356.9
Charges to Costs and Expenses	20.8	24.2	28.3
Additions (Deduction)	32.0	(73.0)	(80.9)

Balance at End of Period	$308.3	$255.5	$304.3

The U.S. federal net operating loss carryforwards expire as follows:

In millions

2012	$202.9
2018	295.0
2019	196.8
2021	144.2
2022	72.1
2023	122.0
2025	22.6
2026	93.3
2027	10.3
2028	126.1

Total	$1,285.3

U.S. state net operating loss carryforward amounts total $1.1 billion and expire in various years.

International net operating loss carryforward amounts total $101.7 million, of which substantially all have no expiration date.

As of December 31, 2010, the Company, in accordance with the Income Taxes topic of the FASB Codification, has determined that $92.6 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $35.4 million. As of December 31, 2009, the Company had determined that $83.8 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings as well as the financial statement carrying value in excess of tax basis in the amount of $32.0 million. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

During 2010, the Company determined that the tax basis of goodwill acquired in the Altivity Transaction was not correct and recorded a non-cash credit to income tax expense of $8.9 million in the fourth quarter of 2010 (of which $6.3 million related to prior years). The Company should have been recognizing less income tax expense since March 2008. The effect on prior periods was not material to the consolidated financial statements in those periods.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2010	2009

Balance at January 1,	$1.5	$1.4
Additions for tax positions of prior years	0.1	0.1
Reductions for tax positions of prior years	(0.7)	—
Settlements	—	—
Effect of Exchange Rate Changes	—	—

Balance at December 31,	$0.9	$1.5

At December 31, 2010, the gross unrecognized tax benefits of $0.9 million, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had $0.2 million for the payment of interest and penalties accrued at December 31, 2010 and 2009.

The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2007 or non-U.S. income tax examinations for years before 2002.

NOTE 10 —	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2010, the Company had interest rate swap agreements with a notional amount of $1,250.0 million which expire on

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various dates from 2011 to 2012 under which the Company will pay fixed rates of 2.24% to 3.84% and receive three-month LIBOR rates.

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

During 2010 and 2009, there were minimal amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2011. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2010 and 2009, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and gains/losses related to these contracts are recognized in Other (Income) Expense, Net when the anticipated transaction affects income.

At December 31, 2010 and 2009, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2010 and 2009, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2010 and 2009, respectively, had notional amounts totaling $58.7 million and $60.6 million.

No amounts were reclassified to earnings during 2010 and 2009 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2010 and 2009.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2010 and 2009, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2010 and 2009, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2010 and 2009, respectively, had net notional amounts totaling $8.2 million and $10.1 million. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

Net international currency exchange losses (gains) included in determining Income from Operations for the years ended December 31, 2010, 2009 and 2008 were $5.5 million, $(0.8) million and $10.7 million, respectively.

NOTE 11 —	FAIR VALUE MEASUREMENT

The Company follows the fair value guidance integrated into the Fair Value Measurements and Disclosures topic of the FASB Codification in regards to financial and nonfinancial assets and liabilities. Nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

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

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has determined that its financial assets and financial liabilities include derivative instruments which are carried at fair value and are valued using Level 2 inputs in the fair value hierarchy. The Company uses valuation techniques based on discounted cash flow analyses, which reflects the terms of the derivatives and uses observable market-based inputs, including forward rates and uses market price quotations obtained from independent derivatives brokers.

Fair Value of Financial Instruments

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
In millions	Location	2010	2009	Location	2010	2009

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$0.1	$0.3	Other Accrued Liabilities and Other Noncurrent Liabilities	$0.8	$—
Foreign Currency Contracts	Other Current Assets	0.7	1.0	Other Accrued Liabilities	0.6	—
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities, and Interest Payable	33.3	49.6

Total Derivative Contracts		$0.8	$1.3		$34.7	$49.6

As of December 31, 2010, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2010 and 2009 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,626.8 million and $2,762.6 million as compared to the carrying amounts of $2,572.4 million and $2,792.6 million as of December 31, 2010 and 2009, respectively. The fair value of Long-Term Debt is based on quoted market prices.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of Derivative Instruments

The effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2010 and 2009 is as follows:

				Amount of Loss (Gain)			Amount of (Gain) Loss
				Recognized in Statement of			Recognized in Statement of
	Amount of Loss (Gain) Recognized in Accumulated Other		Location	Operations		Location	Operations
	Comprehensive Loss		in Statement of	(Effective Portion)		in Statement of	(Ineffective Portion)
	Twelve Months Ended		Operations	Twelve Months Ended		Operations	Twelve Months Ended
	December 31,		(Effective	December 31,		(Ineffective	December 31,
In millions	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Commodity Contracts	$9.7	$15.5	Cost of Sales	$7.8	$43.0	Cost of Sales	$(0.1)	$(0.8)
Foreign Currency Contracts	(0.2)	(2.2)	Other (Income), Net	(0.6)	(0.5)	Other (Income), Net	—	—
Interest Rate Swap Agreements	24.8	29.1	Interest Expense, Net	34.8	33.3	Interest Expense, Net	(0.2)	0.1

Total	$34.3	$42.4		$42.0	$75.8		$(0.3)	$(0.7)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 is as follows:

In millions		2010	2009

Foreign Currency Contracts	Other (Income) Expense, Net	$1.9	$3.8

Accumulated Derivative Instruments (Loss) Gain

The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2010	2009	2008

Balance at January 1	$(35.1)	$(68.5)	$(7.9)
Reclassification to earnings	42.0	75.8	10.2
Current period change in fair value	(34.3)	(42.4)	(70.8)

Balance at December 31	$(27.4)	$(35.1)	$(68.5)

At December 31, 2010, the Company expects to reclassify approximately $24.2 million of losses in the next twelve months from Accumulated Other Comprehensive Loss (Gain) to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended December 31,
	2010			2009			2008
	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
In millions	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Derivative Instruments Gain (Loss)	$7.7	$—	$7.7	$33.4	$—	$33.4	$(60.6)	$—	$(60.6)
Currency Translation Adjustment	5.5	—	5.5	7.8	—	7.8	(15.1)	—	(15.1)
Pension Benefit Plans	(4.4)	(1.8)	(6.2)	90.0	1.7	91.7	(212.2)	—	(212.2)
Postretirement Benefit Plans	(6.5)	—	(6.5)	7.9	(0.3)	7.6	2.4	—	2.4
Postemployment Benefit Plans	—	—	—	3.9	—	3.9	1.2	—	1.2

Other Comprehensive Income (Loss)	$2.3	$(1.8)	$0.5	$143.0	$1.4	$144.4	$(284.3)	$—	$(284.3)

The balances of Accumulated Other Comprehensive Income (Loss), net of applicable taxes are as follows:

	December 31,
In millions	2010	2009

Accumulated Derivative Instruments Loss	$(27.4)	$(35.1)
Currency Translation Adjustment	0.1	(5.4)
Pension Benefit Plans	(194.4)	(188.2)
Postretirement Benefit Plans	7.9	14.4
Postemployment Benefit Plans	0.5	0.5

Accumulated Other Comprehensive Loss	$(213.3)	$(213.8)

NOTE 13 —	IMPAIRMENT

In accordance with the Property, Plant, and Equipment topic of the FASB Codification, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.

During 2009, the Company recognized an impairment charge of $11.5 million relating to a flexible packaging plant located in Ontario, Canada. An operating loss in 2009, as well as the projection of continuing losses, led the Company to test the plant’s long-lived assets for impairment. Fair value was determined using an income approach based on management’s assumptions and a market approach based on comparable sales of similar assets. The impairment charge is included as a component of Restructuring and Other Special Charges (Credits) on the Consolidated Statements of Operations and is a component of the Company’s flexible packaging segment.

During 2010, the Company classified $27.4 million as assets held for sale, which resulted in an impairment of $7.8 million as discussed in Note 5 — Restructuring Reserves. Assets held for sale by segment are $22.8 million in paperboard packaging and $4.6 million in flexible packaging. These assets are recorded at the lower of book value or fair value less cost to sell. Fair value was determined using a market approach based on values of similar assets.

Both of these valuation approaches are based on Level 3 inputs in the fair value hierarchy. See Note 11 — Fair Value Measurement.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	ENVIRONMENTAL AND LEGAL MATTERS

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s consolidated financial position, results of operations or cash flows. Any failure to comply with environmental or health and safety laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.

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

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historic usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15 —	COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and some leases contain escalation clauses. At December 31, 2010, total minimum rental payments under these leases were as follows:

In millions	At December 31,

2011	$35.4
2012	28.3
2013	22.6
2014	16.7
2015	12.9
Thereafter	27.7

Total	$143.6

Total rental expense was approximately $37 million, $40 million and $42 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2015. At December 31, 2010, total commitments under these contracts were as follows:

In millions	At December 31,

2011	$128.4
2012	95.5
2013	62.3
2014	59.0
2015	59.7
Thereafter	149.0

Total	$553.9

NOTE 16 —	RELATED PARTY TRANSACTIONS

MillerCoors Brewing Company, a joint venture between Molson Coors Brewing Company (formerly known as the Adolph Coors Company) and SABMiller, accounted for approximately $250 million of the Company’s Net Sales for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, Molson Coors Brewing Company (or its predecessor, Coors Brewing Company) accounted for approximately $260 million and $87 million, respectively, of the Company’s Net Sales. For the year ended December 31, 2008, SABMiller accounted for approximately $132 million of the Company’s Net Sales. The Company continues to sell packaging products to MillerCoors Brewing Company. The supply agreement, effective July 1, 2010, with MillerCoors Brewing Company will not expire until April 1, 2016. Mr. Jeffrey H. Coors, a member of the Company’s Board of Directors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989. Together with family members and related trusts, Mr. Coors owns a significant interest in MillerCoors Brewing Company.

NOTE 17 —	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company reports its results in two business segments: paperboard packaging and flexible packaging. As a result of changes in the Company’s internal reporting structure, the previously reported multi-wall bag and specialty packaging segments have been combined into a single reportable segment called flexible

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described above in Note 1 — Nature of Business and Summary of Significant Accounting Policies.

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

The flexible packaging segment converts kraft and specialty paper into multi-wall bags, consumer and specialty retail bags and produces flexible packaging, label solutions and laminations. The bags are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The flexible packaging, label solutions and laminations are converted from a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2010, 2009 or 2008.

Business segment information is as follows:

	Year Ended December 31,
In millions	2010	2009	2008

NET SALES:
Paperboard Packaging	$3,419.4	$3,423.5	$3,377.4
Flexible Packaging	675.6	672.3	702.0

Total	$4,095.0	$4,095.8	$4,079.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$303.7	$288.3	$220.9
Flexible Packaging	18.0	2.5	35.5
Corporate(a)	(102.2)	(8.1)	(106.5)

Total	$219.5	$282.7	$149.9

CAPITAL EXPENDITURES:
Paperboard Packaging	$114.9	$107.8	$145.6
Flexible Packaging	3.6	8.6	12.2
Corporate	4.3	13.5	25.5

Total	$122.8	$129.9	$183.3

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$251.8	$252.7	$224.9
Flexible Packaging	31.6	40.9	25.2
Corporate	5.3	11.8	14.2

Total	$288.7	$305.4	$264.3

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
In millions	2010	2009

ASSETS AT DECEMBER 31:
Paperboard Packaging	$3,480.4	$3,654.2
Flexible Packaging	844.6	856.2
Corporate(b)	159.6	191.4

Total	$4,484.6	$4,701.8

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2010	2009	2008

NET SALES:
U.S./Canada	$3,860.2	$3,862.6	$3,842.6
Central/South America	77.0	70.3	55.1
Europe	168.9	171.7	197.6
Asia Pacific	134.5	121.8	112.7
Eliminations(c)	(145.6)	(130.6)	(128.6)

Total	$4,095.0	$4,095.8	$4,079.4

In millions	2010	2009

ASSETS AT DECEMBER 31:
U.S./Canada	$4,024.5	$4,209.8
Central/South America	69.1	73.5
Europe	167.1	176.8
Asia Pacific	64.3	50.3
Corporate(b)	159.6	191.4

Total	$4,484.6	$4,701.8

Notes:

(a)	Primarily consists of unallocated general corporate expenses and costs associated with the combination with Altivity.

(b)	Corporate assets are principally cash and equivalents, other current assets, deferred income tax assets, deferred debt issue costs and a portion of property, plant and equipment.

(c)	Represents primarily the elimination of intergeographic sales between the Company’s U.S., Europe, Asia Pacific and Central/South America operations.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2010 and 2009 are shown below.

	2010
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$1,004.1	$1,036.5	$1,042.8	$1,011.6	$4,095.0
Gross Profit	145.8	148.8	155.1	143.5	593.2
Restructuring and Other Special Charges (Credits)	8.5	46.6	—	—	55.1
Income from Operations	59.6	22.8	78.5	58.6	219.5
Net Income (Loss)	6.3	(32.8)	17.6	19.6	10.7
Income (Loss) Per Share — Basic and Diluted	0.02	(0.10)	0.05	0.06	0.03

	2009
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$1,019.2	$1,043.8	$1,054.2	$978.6	$4,095.8
Gross Profit	126.3	142.1	146.4	113.8	528.6
Restructuring and Other Special Charges (Credits)	14.9	(20.9)	(23.9)	(23.2)	(53.1)
Income from Operations	33.1	88.0	97.5	64.1	282.7
Net (Loss) Income	(28.2)	19.6	33.2	31.8	56.4
(Loss) Income Per Share — Basic and Diluted	(0.08)	0.06	0.10	0.09	0.16

NOTE 19 —	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2010	2009	2008

Net Income (Loss)	$10.7	$56.4	$(99.7)

Weighted Average Shares:
Basic	343.8	343.1	315.8
Dilutive effect of RSUs	3.6	1.5	—

Diluted	347.4	344.6	315.8

Earnings Per Share — Basic and Diluted	$0.03	$0.16	$(0.32)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
	2010	2009	2008

Employee Stock Options	4,904,675	6,290,080	—
Restricted Stock Awards	—	557,293	—

Total	4,904,675	6,847,373	—

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 —	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

	Year Ended December 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$3,308.1	$527.8	$423.5	$(164.4)	$4,095.0
Cost of Sales	—	2,815.0	467.7	383.5	(164.4)	3,501.8
Selling, General and Administrative	—	255.5	34.7	30.2	—	320.4
Other (Income) Expense, Net	—	(3.2)	(0.1)	1.5	—	(1.8)
Restructuring and Other Special Charges	—	55.1	—	—	—	55.1

Income from Operations	—	185.7	25.5	8.3	—	219.5
Interest Expense, Net	—	(173.5)	—	(1.0)	—	(174.5)
Loss on Modification or Extinguishment of Debt	—	(8.4)	—	—	—	(8.4)

Income before Income Taxes and Equity Income of Unconsolidated Entities	—	3.8	25.5	7.3	—	36.6
Income Tax Expense	—	(21.2)	(0.5)	(5.8)	—	(27.5)

(Loss) Income before Equity Income of Unconsolidated Entities	—	(17.4)	25.0	1.5	—	9.1
Equity Income of Unconsolidated Entities	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	10.7	28.1	1.0	—	(39.8)	—

Net Income	$10.7	$10.7	$26.0	$3.1	$(39.8)	$10.7

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$3,312.4	$514.8	$399.2	$(130.6)	$4,095.8
Cost of Sales	—	2,869.6	457.8	373.3	(133.5)	3,567.2
Selling, General and Administrative	—	249.1	38.2	27.3	—	314.6
Other Income, Net	—	(2.2)	(6.0)	(7.4)	—	(15.6)
Restructuring and Other Special (Credits) Charges	—	(66.1)	—	13.0	—	(53.1)

Income (Loss) from Operations	—	262.0	24.8	(7.0)	2.9	282.7
Interest Expense, Net	—	(194.5)	0.2	(2.1)	—	(196.4)
Loss on Modification or Extinguishment of Debt	—	(7.1)	—	—	—	(7.1)

Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	60.4	25.0	(9.1)	2.9	79.2
Income Tax (Expense) Benefit	—	(31.5)	0.6	6.8	—	(24.1)

Income (Loss) before Equity Income of Unconsolidated Entities	—	28.9	25.6	(2.3)	2.9	55.1
Equity Income of Unconsolidated Entities	—	—	—	1.3	—	1.3
Equity in Net Earnings of Subsidiaries	56.4	27.5	(1.9)	—	(82.0)	—

Net Income (Loss)	$56.4	$56.4	$23.7	$(1.0)	$(79.1)	$56.4

	Year Ended December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$2,380.3	$1,404.6	$423.1	$(128.6)	$4,079.4
Cost of Sales	—	2,119.7	1,212.9	384.1	(129.6)	3,587.1
Selling, General and Administrative	—	172.1	105.0	29.8	—	306.9
Other (Income) Expense, Net	—	(1.4)	4.2	(0.5)	—	2.3
Restructuring and Other Special Charges	—	33.2	—	—	—	33.2

Income from Operations	—	56.7	82.5	9.7	1.0	149.9
Interest (Expense) Income, Net	—	(212.6)	1.3	(4.1)	—	(215.4)

(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	—	(155.9)	83.8	5.6	1.0	(65.5)
Income Tax Expense	—	(27.6)	(2.8)	(4.0)	—	(34.4)

(Loss) Income before Equity Income of Unconsolidated Entities	—	(183.5)	81.0	1.6	1.0	(99.9)
Equity Income of Unconsolidated Entities	—	—	—	1.1	—	1.1
Equity in Net Earnings of Subsidiaries	(99.7)	84.7	2.2	—	12.8	—

(Loss) Income from Continuing Operations	(99.7)	(98.8)	83.2	2.7	13.8	(98.8)
Loss from Discontinued Operations, Net of Taxes	—	(0.9)	—	—	—	(0.9)

Net (Loss) Income	$(99.7)	$(99.7)	$83.2	$2.7	$13.8	$(99.7)

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$107.1	$—	$31.6	$—	$138.7
Receivables, Net	—	266.1	46.0	70.1	—	382.2
Inventories, Net	—	315.8	55.2	46.3	—	417.3
Deferred Income Tax Assets	—	27.4	—	0.6	—	28.0
Intercompany	8.8	144.0	(103.3)	(49.5)	—	—
Other Current Assets	—	42.0	1.0	4.4	—	47.4

Total Current Assets	8.8	902.4	(1.1)	103.5	—	1,013.6
Property, Plant and Equipment, Net	—	1,460.0	119.5	62.2	(0.2)	1,641.5
Investment in Consolidated Subsidiaries	738.2	220.8	0.8	129.6	(1,089.4)	—
Goodwill	—	1,170.7	—	34.5	—	1,205.2
Other Assets	—	600.2	0.2	23.9	—	624.3

Total Assets	$747.0	$4,354.1	$119.4	$353.7	$(1,089.6)	$4,484.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$18.9	$—	$7.1	$—	$26.0
Accounts Payable	—	281.6	38.0	41.9	—	361.5
Interest Payable	—	28.4	—	—	—	28.4
Other Accrued Liabilities	—	157.4	8.7	13.7	—	179.8

Total Current Liabilities	—	486.3	46.7	62.7	—	595.7
Long-Term Debt	—	2,552.2	—	0.9	—	2,553.1
Deferred Income Tax Liabilities	—	237.1	—	4.0	—	241.1
Other Noncurrent Liabilities	—	340.3	—	7.4	—	347.7

Total Liabilities	—	3,615.9	46.7	75.0	—	3,737.6

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	747.0	738.2	72.7	278.7	(1,089.6)	747.0

Total Liabilities and Shareholders’ Equity	$747.0	$4,354.1	$119.4	$353.7	$(1,089.6)	$4,484.6

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$124.3	$—	$25.5	$—	$149.8
Receivables, Net	—	266.0	41.6	74.7	—	382.3
Inventories, Net	—	333.2	56.8	46.5	—	436.5
Deferred Income Tax Assets	—	34.4	—	0.3	—	34.7
Intercompany	1.8	193.5	(130.9)	(64.4)	—	—
Other Current Assets	—	13.8	0.7	3.5	—	18.0

Total Current Assets	1.8	965.2	(31.8)	86.1	—	1,021.3
Property, Plant and Equipment, Net	—	1,594.9	139.1	63.6	(0.2)	1,797.4
Investment in Consolidated Subsidiaries	727.0	184.2	(0.2)	123.2	(1,034.2)	—
Goodwill	—	1,171.9	—	32.7	—	1,204.6
Other Assets	—	649.2	0.7	28.6	—	678.5

Total Assets	$728.8	$4,565.4	$107.8	$334.2	$(1,034.4)	$4,701.8

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$10.0	$—	$7.6	$—	$17.6
Accounts Payable	—	282.8	39.5	39.5	—	361.8
Interest Payable	—	42.7	—	—	—	42.7
Other Accrued Liabilities	—	184.5	12.6	15.3	—	212.4

Total Current Liabilities	—	520.0	52.1	62.4	—	634.5
Long-Term Debt	—	2,782.6	—	—	—	2,782.6
Deferred Income Tax Liabilities	—	221.7	0.9	4.3	—	226.9
Other Noncurrent Liabilities	—	314.1	—	14.9	—	329.0

Total Liabilities	—	3,838.4	53.0	81.6	—	3,973.0

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	728.8	727.0	54.8	252.6	(1,034.4)	728.8

Total Liabilities and Shareholders’ Equity	$728.8	$4,565.4	$107.8	$334.2	$(1,034.4)	$4,701.8

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$10.7	$10.7	$25.9	$3.1	$(39.7)	$10.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	263.1	16.7	8.9	—	288.7
Amortization of Deferred Debt Issuance Costs	—	8.3	—	—	—	8.3
Deferred Income Taxes	—	21.9	(0.3)	—	—	21.6
Amount of Postretirement Expense Less Than Funding	—	(16.0)	—	(2.2)	—	(18.2)
Impairment Charges/Asset Write-Offs	—	7.6	7.0	—	—	14.6
Equity in Net Earnings of Subsidiaries	(10.7)	(28.1)	(1.0)	—	39.8	—
Other, Net	—	9.1	—	—	—	9.1
Changes in Operating Assets and Liabilities	—	45.7	(45.0)	2.7	(0.1)	3.3

Net Cash Provided by Operating Activities	—	322.3	3.3	12.5	—	338.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(111.9)	(3.3)	(7.6)	—	(122.8)
Other, Net	—	0.1	—	—	—	0.1

Net Cash Used in Investing Activities	—	(111.8)	(3.3)	(7.6)	—	(122.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	29.4	—	1.2	—	30.6
Payments on Debt	—	(246.4)	—	—	—	(246.4)
Borrowings under Revolving Credit Facilities	—	82.4	—	56.4	—	138.8
Payments on Revolving Credit Facilities	—	(82.4)	—	(57.3)	—	(139.7)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(10.9)	—	—	—	(10.9)
Other, Net	—	0.2	—	—	—	0.2

Net Cash (Used in) Provided by Financing Activities	—	(227.7)	—	0.3	—	(227.4)
Effect of Exchange Rate Changes on Cash	—	—	—	0.9	—	0.9

Net (Decrease) Increase in Cash and Cash Equivalents	—	(17.2)	—	6.1	—	(11.1)
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$107.1	$—	$31.6	$—	$138.7

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$56.4	$56.4	$23.7	$(1.0)	$(79.1)	$56.4
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	271.5	23.1	10.8	—	305.4
Amortization of Deferred Debt Issuance Costs	—	8.5	—	—	—	8.5
Deferred Income Taxes	—	31.4	—	(11.8)	—	19.6
Amount of Postemployment Expense Greater (Less) Than Funding	—	10.0	—	(5.3)	—	4.7
Impairment Charges/Asset Write-Offs	—	3.1	2.7	11.8	—	17.6
Equity in Net Earnings of Subsidiaries	(56.4)	(27.5)	1.9	—	82.0	—
Other, Net	—	(6.8)	—	—	—	(6.8)
Changes in Operating Assets and Liabilities	—	126.4	(44.9)	19.5	(2.9)	98.1

Net Cash Provided by Operating Activities	—	473.0	6.5	24.0	—	503.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(115.5)	(8.2)	(6.2)	—	(129.9)
Proceeds from Sales of Assets, Net of Selling Costs	—	—	9.8	—	—	9.8
Other, Net	—	(4.0)	(0.6)	—	—	(4.6)

Net Cash (Used in) Provided by Investing Activities	—	(119.5)	1.0	(6.2)	—	(124.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	423.8	—	—	—	423.8
Payments on Debt	—	(664.5)	—	—	—	(664.5)
Borrowings under Revolving Credit Facilities	—	105.9	—	60.3	—	166.2
Payments on Revolving Credit Facilities	—	(249.1)	—	(59.5)	—	(308.6)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(16.1)	—	—	—	(16.1)

Net Cash (Used in) Provided by Financing Activities	—	(400.0)	—	0.8	—	(399.2)
Effect of Exchange Rate Changes on Cash	—	—	—	0.1	—	0.1

Net (Decrease) Increase in Cash and Cash Equivalents	—	(46.5)	7.5	18.7	—	(20.3)
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$124.3	$—	$25.5	$—	$149.8

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(99.7)	$(99.7)	$83.2	$2.7	$13.8	$(99.7)
Non-cash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	208.4	46.7	9.2	—	264.3
Deferred Income Taxes	—	19.4	8.1	0.5	—	28.0
Amount of Postemployment Expense Less Than Funding	—	(33.4)	—	(5.0)	—	(38.4)
Amortization of Deferred Debt Issuance Costs	—	7.9	—	—	—	7.9
Inventory Step Up Related to Altivity	—	—	24.4	—	—	24.4
Impairment Charges/Asset Write-offs	—	15.0	(0.2)	0.1	—	14.9
Equity in Net Earnings of Subsidiaries	99.7	(84.7)	(2.2)	—	(12.8)	—
Other, Net	—	2.7	(0.9)	0.4	—	2.2
Changes in Operating Assets and Liabilities	—	117.2	(135.0)	(0.2)	(1.0)	(19.0)

Net Cash Provided by Operating Activities	—	152.8	24.1	7.7	—	184.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(141.4)	(31.6)	(10.3)	—	(183.3)
Acquisition Costs Related to Altivity	—	(30.3)	—	—	—	(30.3)
Cash Acquired Related to Altivity	—	60.2	—	—	—	60.2
Proceeds from Sales of Assets, Net of Selling Costs	—	20.3	—	—	—	20.3
Other, Net	—	(11.1)	—	—	—	(11.1)

Net Cash Used in Investing Activities	—	(102.3)	(31.6)	(10.3)	—	(144.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,200.0	—	—	—	1,200.0
Payments on Debt	—	(1,195.9)	—	—	—	(1,195.9)
Borrowings under Revolving Credit Facilities	—	985.8	—	86.7	—	1,072.5
Payments on Revolving Credit Facilities	—	(853.4)	—	(87.1)	—	(940.5)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(16.3)	—	—	—	(16.3)

Net Cash Provided by (Used in) Financing Activities	—	120.2	—	(0.4)	—	119.8
Effect of Exchange Rate Changes on Cash	—	—	—	0.6	—	0.6

Net Increase (Decrease) in Cash and Cash Equivalents	—	170.7	(7.5)	(2.4)	—	160.8
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	9.2	—	9.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$170.8	$(7.5)	$6.8	$—	$170.1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying Consolidated Balance Sheets of Graphic Packaging Holding Company as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Atlanta, Georgia
March 8, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2010 and 2009 and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2010 of Graphic Packaging Holding Company, and our report dated March 8, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Atlanta, Georgia
March 8, 2011

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the preparation of the 2010 financial statements, the Company determined that the tax basis of goodwill assumed in the Altivity Transaction was not correct. As a result, the Company recorded a reduction of income tax expense for 2010 to correct this non-cash expense associated with the amortization of goodwill for tax purposes. The effect on the current and prior periods was not material to the consolidated financial statements for those periods. The Company determined that this error was part of the purchase accounting for the Altivity Transaction. We and Ernst & Young LLP, our independent registered public accounting firm, previously identified internal control deficiencies as well as the item described above, in our assessments of internal control over financial reporting as of December 31, 2009. All of these control deficiencies pertained to certain non-routine purchase accounting matters that arose from the Altivity Transaction. We and Ernst & Young have concluded that, had they and we been aware of this additional deficiency in our internal control over financial reporting at February 23, 2010, the date of their and our reports on our internal control over financial reporting as of December 31, 2009, they and we would have concluded that a material weakness existed and that our internal control over financial reporting was ineffective at that date. The Company had previously remediated all of the other purchase accounting related deficiencies during 2010 and the tax deficiency has been remediated as of the date of this filing and believes its internal controls over financial reporting were effective as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction G.(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.) Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3. Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2010.

Exhibit
Number	Description

2.3	Transaction Agreement and Agreement and Plan of Merger dated as of July 9, 2007, by and among the Company, Bluegrass Container Holdings, LLC, TPG Bluegrass IV, L.P., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P., TPG FOF V — B, L.P., BCH Management, LLC, Field Holdings, Inc., New Giant Corporation and Giant Merger Sub, Inc. Filed as Exhibit 2.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of New Giant Corporation. Filed as Exhibit 3.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Graphic Packaging Holding Company. Filed as Exhibit 3.2 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
3.3	Certificate of Designation Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.1	Stockholders Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P. and TPG FOF V — B, L.P., and Field Holdings, Inc. Filed as Annex E to New Giant Corporation’s Registration Statement on Form S-4 filed on August 31, 2007, as amended and incorporated herein by reference.
4.2	Registration Rights Agreement dated as of July 9, 2007, by and among New Giant Corporation, the persons listed on Schedule I thereto as Family Stockholders, any of the persons listed on Schedule I thereto as “Astro Stockholders,” Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V. L.P., TPG Bluegrass V, Inc., TPB Bluegrass V — AIV 2, L.P., BCH Management, LLC, TPG FOF V — A, L.P., TPG FOF V — B., L.P. Filed as Annex F to New Giant Corporation’s Registration Statement on Form S-4 filed on August 31, 2007, as amended and incorporated herein by reference.

Exhibit
Number	Description

4.3	Rights Agreement entered into between Graphic Packaging Holding Company and Wells Fargo Bank, National Association. Filed as Exhibit 4.3 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.4	Indenture, dated as of June 16, 2009, among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2017 of Graphic Packaging International, Inc. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on June 18, 2009 and incorporated herein by reference.
4.5	Registration Rights Agreement entered into between Graphic Packaging Holding Company and Banc of America Securities LLC, J.P. Morgan Securities and Goldman, Sachs & Co. Filed as Exhibit 4.2 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on June 18, 2009 and incorporated herein by reference.
4.6	Supplemental Indenture, dated as of August 20, 2009, among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2017 of Graphic Packaging International, Inc. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated herein by reference.
4.7	Registration Rights Agreement entered into between Graphic Packaging Holding Company and Banc of America Securities LLC. Filed as Exhibit 4.2 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated herein by reference.
4.8	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Graphic Packaging Corporation and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.5% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.9	Form of 9.5% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.5% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 and incorporated herein by reference.
4.10	Supplemental Indenture in Respect of Note Guarantee (9.5% Senior Subordinated Notes due 2013) dated as of March 10, 2008 among Bluegrass Container Holding, LLC and its subsidiaries, Graphic Packaging Holding Company, Graphic Packaging International, Inc., Graphic Packaging Corporation and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
4.11	Voting Agreement dated as of July 9, 2007, by and among Bluegrass Container Holdings, LLC, the persons listed on the signature pages thereto as a Family Stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and, solely for the purposes of Section 5.2 thereof, New Giant Corporation. Filed as Exhibit 10.1 to New Giant Corporation’s Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference.
4.12	Indenture, dated as of September 29, 2010, among Graphic Packaging International, Inc. and Graphic Packaging Holding Company, Graphic Packaging Corporation and the other Note Guarantors party thereto, as Note Guarantors, and U.S. Bank National Association, as Trustee, relating to the 7.87% Senior Notes due 2018 of Graphic Packaging International, Inc. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on September 29, 2010 and incorporated herein by reference.

Exhibit
Number		Description

4.13		First Amendment dated as of July 1, 2010 to the Stockholders Agreement dated as of July 9, 2007, by and among Graphic Packaging Holding Company, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, Old Town S.A., Field Holdings, Inc., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., TPG FOF V-A, L.P. and TPG FOF V-B, L.P. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Quarterly Report on Form 10-Q filed on November 4, 2010 and incorporated herein by reference.
4.14		First Amendment dated as of July 1, 2010 to the Registration Rights Agreement dated as of July 9, 2007, by and among Graphic Packaging Holding Company, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, Old Town S.A., Field Holdings, Inc., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P. and BCH Management, LLC. Filed as Exhibit 4.2 to Graphic Packaging Holding Company’s Quarterly Report on Form 10-Q filed on November 4, 2010 and incorporated herein by reference.
10.1		$1,355,000,000 Credit Agreement dated as of May 16, 2007 among Graphic Packaging International, Inc., Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and Alternative Currency Funding Fronting Lender, Deutsche Bank Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and the several lenders from time to time party thereto. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference.
10.2		Amendment No. 1 to Credit Agreement dated as of March 10, 2007 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders signatory thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
10.3		Amendment No. 2 to Credit Agreement dated as of March 10, 2007 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A. as Administrative Agent; and the Lenders signatory thereto. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.
10.4		Amendment No. 3 to Credit Agreement dated as of December 3, 2009 by and among Graphic Packaging International, Inc., Graphic Packaging Corporation, Bank of America, N.A. as Administrative Agent, the Lenders signatory thereto, and each of the Subsidiary Guarantors signatory thereto. Filed as Exhibit 10.4 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.
10	.5*	Employment Agreement, dated as of November 13, 2009, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.6*	Employment Agreement, dated as of November 5, 2009, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.7*	Employment Agreement, dated as of September 15, 2009, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.8*	Employment Agreement, dated as of November 9, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.9*	Employment Agreement, dated as of October 6, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

Exhibit
Number		Description

10	.10*	Employment Agreement, dated as of October 13, 2009, by and among Graphic Packaging International, Inc., Registrant and Cynthia A. Baerman. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.11*	Employment Agreement, dated as of October 13, 2009, by and among Graphic Packaging International, Inc., Registrant and John C. Best. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.12*	Employment Agreement, dated as of September 25, 2009, by and among Graphic Packaging International, Inc., Registrant and Kristopher L. Dover. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.13*	Employment Agreement, dated as of October 26, 2009, by and among Graphic Packaging International, Inc., Registrant and Alan Nichols. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.14*	Employment Agreement, dated as of October 19, 2009, by and among Graphic Packaging International, Inc., Registrant and Joseph P. Yost. Filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.
10	.15*	Employment Agreement, dated as of August 9, 2010, by and among Graphic Packaging International, Inc., Registrant and Philip H. Geminder. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 12, 2010 and incorporated herein by reference.
10	.16*	2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.
10	.17*	Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed April 15, 2003 and incorporated herein by reference.
10	.18*	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.19*	Form of Management Stock Option Agreement entered into by and between Registrant and each of Michael R. Schmal, Daniel J. Blount and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.
10	.20*	Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.21*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.
10	.22*	Graphic Packaging Excess Benefit Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.22 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.
10	.23*	Graphic Packaging Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.23 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.
10	.24*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 and incorporated herein by reference.
10	.25*	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.

Exhibit
Number		Description

10.26		Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, B. Charles Ames (as emeritus director) and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Graphic Packaging Corporation’s Annual Report on Form 10-K filed on March 16, 2004 and incorporated herein by reference.
10	.27*	Amended and Restated 2004 Stock and Incentive Compensation Plan effective May 13, 2009. Filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2009 and incorporated herein by reference.
10	.28*	Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan effective May 17, 2005. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K filed on March 2, 2007 and incorporated herein by reference.
10	.29*	Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan. Filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on March 3, 2006 and incorporated herein by reference.
10	.30*	Form of Service-Based Restricted Stock Unit Award Agreement granted on March 4, 2009. Filed as Exhibit 10.30 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.
10	.31*	Form of Performance-Based Restricted Stock Unit Award Agreement granted on March 4, 2009. Filed as Exhibit 10.31 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.
10	.32*	Graphic Packaging International, Inc. Management Incentive Plan.
10.33		Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference.
10.34		Purchase Agreement dated August 13, 2009, among Graphic Packaging International, Inc., Graphic Packaging Holding Company, Graphic Packaging Corporation, the other Guarantors party thereto, and Banc of America Securities LLC. Filed as Exhibit 10.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on August 17, 2009 and incorporated herein by reference.
10	.35*	Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.36 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.
10	.36*	Riverwood International Change in Control Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2008. Filed as Exhibit 10.37 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.
10.37		Amended and Restated Form of Indemnification Agreement for Directors. Filed as Exhibit 10.1 to Graphic Packaging Holding Company’s Quarterly Report on Form 10-Q filed on November 4, 2010 and incorporated herein by reference.
10	.38*	Riverwood International Employees Retirement Plan, as amended and restated through December 31, 2009.
10	.39*	First Amendment to the Riverwood International Employees Retirement Plan effective as of July 1, 2010.
10	.40*	Second Amendment to the Riverwood International Employees Retirement Plan effective as of November 5, 2010.
10	.41*	Graphic Packaging Retirement Plan, as amended and restated through December 31, 2009.
10	.42*	First Amendment to the Graphic Packaging Retirement Plan effective as of July 1, 2010.
10	.43*	Second Amendment to the Graphic Packaging Retirement Plan effective as of November 5, 2010.
14.1		Code of Business Conduct and Ethics.

Exhibit
Number	Description

21.1	List of Subsidiaries.
23.1	Consents of Ernst & Young LLP.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2011

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2011

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2011

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

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Non-Executive Chairman and Director	March 8, 2011
/s/ GEORGE V. BAYLY George V. Bayly	Director	March 8, 2011
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	March 8, 2011
/s/ KEVIN R. BURNS Kevin R. Burns	Director	March 8, 2011
/s/ KEVIN J. CONWAY Kevin J. Conway	Director	March 8, 2011
/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	March 8, 2011
/s/ JEFFREY LIAW Jeffrey Liaw	Director	March 8, 2011
/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	March 8, 2011
/s/ MICHAEL G. MACDOUGALL Michael G. MacDougall	Director	March 8, 2011
/s/ DAVID W. SCHEIBLE David W. Scheible	Director	March 8, 2011
/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	March 8, 2011
/s/ LYNN A. WENTWORTH Lynn A. Wentworth	Director	March 8, 2011