Form 10-Q
period 2011-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2011-04-21
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
     As of April 18, 2011, there were 343,730,747 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, net debt reduction, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could limit the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2010 Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION	4
ITEM 1. FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	31
ITEM 4. CONTROLS AND PROCEDURES	32
PART II — OTHER INFORMATION	32
ITEM 1. LEGAL PROCEEDINGS	32
ITEM 1A. RISK FACTORS	32
ITEM 6. EXHIBITS	33
SIGNATURES	34
EX-4.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2011	2010

Net Sales	$1,000.6	$1,004.1
Cost of Sales	842.4	858.3
Selling, General and Administrative	89.5	77.4
Other Expense, Net	0.1	0.3
Restructuring and Other Special Charges	—	8.5

Income from Operations	68.6	59.6
Interest Expense, Net	(39.3)	(45.0)

Income before Income Taxes and Equity Income of Unconsolidated Entities	29.3	14.6
Income Tax Expense	(2.9)	(8.6)

Income before Equity Income of Unconsolidated Entities	26.4	6.0
Equity Income of Unconsolidated Entities	0.3	0.3

Net Income	$26.7	$6.3

Income Per Share — Basic	$0.08	$0.02
Income Per Share — Diluted	$0.08	$0.02
Weighted Average Number of Shares Outstanding — Basic	344.2	343.4
Weighted Average Number of Shares Outstanding — Diluted	349.8	346.9
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
In millions, except share and per share amounts	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$109.1	$138.7
Receivables, Net	409.2	382.2
Inventories, Net	490.5	417.3
Other Current Assets	72.8	75.4

Total Current Assets	1,081.6	1,013.6

Property, Plant and Equipment, Net	1,623.0	1,641.5
Goodwill	1,206.3	1,205.2
Intangible Assets, Net	565.5	576.6
Other Assets	47.7	47.7

Total Assets	$4,524.1	$4,484.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$26.9	$26.0
Accounts Payable	359.0	361.5
Interest Payable	41.3	28.4
Other Accrued Liabilities	165.4	179.8

Total Current Liabilities	592.6	595.7

Long-Term Debt	2,553.1	2,553.1
Deferred Income Tax Liabilities	244.2	241.1
Other Noncurrent Liabilities	342.5	347.7

Total Liabilities	3,732.4	3,737.6

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 343,730,747 and 343,698,778 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3.4	3.4
Capital in Excess of Par Value	1,967.4	1,965.2
Accumulated Deficit	(981.6)	(1,008.3)
Accumulated Other Comprehensive Loss	(197.5)	(213.3)

Total Shareholders’ Equity	791.7	747.0

Total Liabilities and Shareholders’ Equity	$4,524.1	$4,484.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26.7	$6.3
Non-cash Items Included in Net Income:
Depreciation and Amortization	71.0	74.3
Deferred Income Taxes	2.8	7.9
Amount of Postemployment Expense Less Than Funding	(3.0)	(1.4)
Other, Net	7.7	7.0
Changes in Operating Assets and Liabilities	(99.1)	(119.3)

Net Cash Provided by (Used in) Operating Activities	6.1	(25.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(36.8)	(18.2)
Other, Net	(0.8)	(1.1)

Net Cash Used in Investing Activities	(37.6)	(19.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	11.2	96.0
Payments on Revolving Credit Facilities	(10.6)	(95.8)
Other, Net	0.1	—

Net Cash Provided by Financing Activities	0.7	0.2

Effect of Exchange Rate Changes on Cash	1.2	0.1

Net Decrease in Cash and Cash Equivalents	(29.6)	(44.2)
Cash and Cash Equivalents at Beginning of Period	138.7	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109.1	$105.6

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
In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these statements are recorded as known.
For a summary of the Company’s significant accounting policies, please refer to GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010.
Adoption of New Accounting Standards
Effective January 1, 2011, the Company adopted guidance as required by the Revenue Recognition topic of the FASB Codification which requires vendors to account for transactions with the same customer involving multiple products or services (deliverables) separately rather than as a combined unit. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — INVENTORIES, NET
Inventories, Net by major class:

	March 31,	December 31,
In millions	2011	2010

Finished Goods	$277.1	$231.7
Work in Progress	46.0	36.5
Raw Materials	119.8	102.0
Supplies	64.7	65.6

	507.6	435.8
Less: Allowance	(17.1)	(18.5)

Total	$490.5	$417.3

NOTE 3 — DEBT
There were no significant changes in the Company’s debt agreements during the three months ended March 31, 2011. For more information regarding the characteristics of the Company’s debt, see “Note 6 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K.
Long-Term Debt is composed of the following:

	March 31,	December 31,
In millions	2011	2010

Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.1	$246.0
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.4	423.5
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	73.3	73.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.30% at March 31, 2011) payable through 2014	837.7	837.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.05% at March 31, 2011) payable through 2014	989.9	989.9
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.52% at March 31, 2011) payable in 2013	—	—
Other	2.4	2.0

	2,572.8	2,572.4
Less: current portion	19.7	19.3

Total	$2,553.1	$2,553.1

At March 31, 2011, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$363.6
International Facilities	17.1	7.2	9.9

Total	$417.1	$7.2	$373.5

Note:
(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $36.4 million as of March 31, 2011. These letters of credit are primarily used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates in 2012 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017, the 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of March 31, 2011, the Company was in compliance with the covenants in the Credit Agreement.
NOTE 4 — STOCK INCENTIVE PLANS
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
Data concerning RSUs and stock awards granted in the first three months of 2011 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	3,946	$5.17
During the three months ended March 31, 2011 and 2010, $8.6 million and $2.2 million, respectively, were charged to compensation expense for stock incentive plans.
NOTE 5 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
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

Pension and Postretirement Expense
The pension and postretirement expenses related to the Company’s plans consisted of the following:

			Postretirement Health
	Pension Benefits		Care Benefits
	Three Months Ended March 31,
In millions	2011	2010	2011	2010

Components of Net Periodic Cost:
Service Cost	$4.8	$5.0	$0.3	$0.3
Interest Cost	13.1	12.7	0.7	0.7
Expected Return on Plan Assets	(14.3)	(12.7)	—	—
Amortization:
Prior Service Cost	0.1	0.1	—	—
Actuarial Loss (Gain)	3.0	2.3	(0.2)	(0.5)

Net Periodic Cost	$6.7	$7.4	$0.8	$0.5

Employer Contributions
The Company made contributions of $10.2 million and $8.7 million to its pension plans during the first three months of 2011 and 2010, respectively. The Company expects to make contributions of $45 million to $70 million for the full year 2011. During 2010, the Company made $47.3 million of contributions to its pension plans.
The Company made postretirement health care benefit payments of $0.3 million and $0.6 million during the first three months of 2011 and 2010, respectively. The Company estimates its postretirement health care benefit payments for the full year 2011 to be approximately $4 million. During 2010, the Company made postretirement health care benefit payments of $3.2 million.
NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT
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
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At March 31, 2011 and December 31, 2010 the Company had interest rate swap agreements with a notional amount of $1,250.0 million which expire on various dates from 2011 to 2012 under which the Company will pay fixed rates of 2.24% to 3.84% and receive three-month LIBOR rates.
Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.
During the first three months of 2011 and 2010, there were no amounts or minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has entered into natural gas swap contracts to hedge price for approximately 48% of its expected natural gas usage for the remainder of 2011 with a weighted average contractual rate of $4.71 per one million British Thermal Units. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts’ change in fair value, if any, would be recognized immediately in earnings.
During the first three months of 2011 and 2010, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Foreign Currency Risk
The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and gains/losses related to these contracts are recognized in Other Expense, Net when the anticipated transaction affects income. At March 31, 2011, multiple forward exchange contracts existed that expire on various dates through 2012. Those purchased forward exchange contracts outstanding at March 31, 2011 and December 31, 2010, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2011 and December 31, 2010, respectively, had notional amounts totaling $60.2 million and $58.7 million.
No amounts were reclassified to earnings during the first three months of 2011 or during 2010 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At March 31, 2011 and December 31, 2010, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2011 and December 31, 2010, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2011 and December 31, 2010, respectively, had net notional amounts totaling $18.9 million and $8.2 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.
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
As of March 31, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative			Derivative
	Assets			Liabilities
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
In millions	Location	2011	2010	Location	2011	2010

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$0.1	Other Accrued Liabilities	$0.3	$0.8
Foreign Currency Contracts	Other Current Assets	0.3	0.7	Other Accrued Liabilities and Other Noncurrent Liabilities	0.8	0.6
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities, and Interest Payable	26.1	33.3

Total Derivative Contracts		$0.3	$0.8		$27.2	$34.7

The fair values of the Company’s other financial assets and liabilities at March 31, 2011 and December 31, 2010 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,636.3 million and $2,626.8 million as compared to the carrying amounts of $2,572.8 million and $2,572.4 million as of March 31, 2011 and December 31, 2010, respectively. The fair value of Long-Term Debt is based on quoted market prices.
Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain)			Amount of Loss			Amount of Loss (Gain)
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Three Months Ended		in Statement of	Three Months Ended		in Statement of	Three Months Ended
	March 31,		Operations	March 31,		Operations	March 31,
			(Effective			(Ineffective
In millions	2011	2010	Portion)	2011	2010	Portion)	2011	2010

Commodity Contracts	$0.9	$7.0	Cost of Sales	$1.7	$0.1	Cost of Sales	$—	$0.2
Foreign Currency Contracts	0.7	(1.5)	Other Expense, Net	0.4	0.8	Other Expense, Net	—	—
Interest Rate Swap Agreements	0.8	12.2	Interest Expense, Net	7.7	9.5	Interest Expense, Net	—	(0.2)

Total	$2.4	$17.7		$9.8	$10.4		$—	$—

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations is for the three months ended March 31 is as follows:

In millions		2011	2010

Foreign Currency Contracts	Other Expense, Net	$0.7	$0.1

Accumulated Derivative Instruments (Loss) Gain
The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included within Accumulated Other Comprehensive Income in the Company’s Consolidated Balance Sheets:

In millions

Balance at December 31, 2010	$(27.4)
Reclassification to earnings	9.8
Current period change in fair value	(2.4)

Balance at March 31, 2011	$(20.0)

At March 31, 2011, the Company expects to reclassify $19.7 million of losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.
NOTE 7 — INCOME TAXES
During the first three months of 2011, the Company recognized Income Tax Expense of $2.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $29.3 million. During the first three months of 2010, the Company recognized Income Tax Expense of $8.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $14.6 million. Income Tax Expense for the first three months of 2011 and 2010 primarily relates to the non-cash expense of $5.6 million and $7.9 million, respectively, associated with the amortization of goodwill for tax purposes. The reduction was due to a portion of goodwill being fully amortized at the end of 2010. The Company also recorded a benefit related to certain discrete events including the revision of state tax positions and the expiration of the statute of limitation associated with reserves in a foreign jurisdiction. The Company has approximately $1.3 billion of NOLs for U.S. federal income tax purposes, which may be used to offset future taxable income.
NOTE 8 — COMPREHENSIVE INCOME (LOSS)
The following table shows the components of Comprehensive Income (Loss):

	Three Months Ended
	March 31,
In millions	2011	2010

Net Income	$26.7	$6.3
Other Comprehensive Income (Loss):
Derivative Instruments Income (Loss)	7.4	(7.3)
Pension Benefit Plans	3.1	2.4
Postretirement Benefit Plans	(0.2)	(0.5)
Postemployment Benefit Plans	—	0.1
Currency Translation Adjustment	5.5	(0.8)

Total Comprehensive Income	$42.5	$0.2

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
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historical usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.
Legal Matters
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 10 — BUSINESS SEGMENT INFORMATION
The Company reports its results in two business segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Business segment information is as follows:

	Three Months Ended
	March 31,
In millions	2011	2010

NET SALES:
Paperboard Packaging	$825.0	$834.6
Flexible Packaging	175.6	169.5

Total	$1,000.6	$1,004.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$74.4	$75.7
Flexible Packaging	6.0	6.7
Corporate	(11.8)	(22.8)

Total	$68.6	$59.6

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
In millions, except per share data	2011	2010

Net Income	$26.7	$6.3
Weighted Average Shares:
Basic	344.2	343.4
Dilutive Effect of Stock Awards	5.6	3.5

Diluted	349.8	346.9

Earnings Per Share — Basic and Diluted	$0.08	$0.02

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010

Employee Stock Options	4,504,572	4,892,072

NOTE 12 — GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
These Consolidating Financial Statements reflect GPHC and GPC (collectively “the Parent”); GPII (“the Subsidiary Issuer”); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries. The nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	Three Months Ended March 31, 2011
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$811.2	$136.9	$107.6	$(55.1)	$1,000.6
Cost of Sales	—	680.5	119.2	97.8	(55.1)	842.4
Selling, General and Administrative	—	72.9	9.0	7.6	—	89.5
Other Expense (Income), Net	—	(0.1)	—	0.2	—	0.1

Income from Operations	—	57.9	8.7	2.0	—	68.6
Interest Expense, Net	—	(39.0)	—	(0.3)	—	(39.3)

Income before Income Taxes and Equity Income of Unconsolidated Entities	—	18.9	8.7	1.7	—	29.3
Income Tax Expense	—	(2.8)	—	(0.1)	—	(2.9)

Income before Equity Income of Unconsolidated Entities	—	16.1	8.7	1.6	—	26.4
Equity Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	26.7	10.6	(0.4)	—	(36.9)	—

Net Income	$26.7	$26.7	$8.3	$1.9	$(36.9)	$26.7

	Three Months Ended March 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$808.0	$133.5	$98.8	$(36.2)	$1,004.1
Cost of Sales	—	686.2	115.6	92.7	(36.2)	858.3
Selling, General and Administrative	—	61.0	8.7	7.7	—	77.4
Other Expense (Income), Net	—	1.1	—	(0.8)	—	0.3
Restructuring and Other Special Charges	—	8.4	0.1	—	—	8.5

Income (Loss) from Operations	—	51.3	9.1	(0.8)	—	59.6
Interest Expense, Net	—	(44.6)	—	(0.4)	—	(45.0)

Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	6.7	9.1	(1.2)	—	14.6
Income Tax Expense	—	(7.7)	—	(0.9)	—	(8.6)

(Loss) Income before Equity Income of Unconsolidated Entities	—	(1.0)	9.1	(2.1)	—	6.0
Equity Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	6.3	7.3	1.3	—	(14.9)	—

Net Income (Loss)	$6.3	$6.3	$10.4	$(1.8)	$(14.9)	$6.3

	March 31, 2011
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$74.5	$—	$34.6	$—	$109.1
Receivables, Net	—	282.9	51.8	74.5	—	409.2
Inventories, Net	—	363.7	66.3	60.5	—	490.5
Intercompany	11.0	148.9	(99.1)	(60.8)	—	—
Other Current Assets	—	67.6	1.0	4.2	—	72.8

Total Current Assets	11.0	937.6	20.0	113.0	—	1,081.6

Property, Plant and Equipment, Net	—	1,443.1	116.6	63.5	(0.2)	1,623.0
Investment in Consolidated Subsidiaries	780.7	242.2	2.8	141.4	(1,167.1)	—
Goodwill	—	1,170.8	—	35.5	—	1,206.3
Intangible Assets, Net	—	553.7	—	11.8	—	565.5
Other Assets	—	35.9	0.1	11.7	—	47.7

Total Assets	$791.7	$4,383.3	$139.5	$376.9	$(1,167.3)	$4,524.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$18.9	$—	$8.0	$—	$26.9
Accounts Payable	—	270.0	48.3	40.7	—	359.0
Interest Payable	—	41.3	—	—	—	41.3
Other Accrued Liabilities	—	142.2	7.8	15.4	—	165.4

Total Current Liabilities	—	472.4	56.1	64.1	—	592.6

Long-Term Debt	—	2,552.3	—	0.8	—	2,553.1
Deferred Income Tax Liabilities	—	240.5	—	3.7	—	244.2
Other Noncurrent Liabilities	—	337.4	—	5.1	—	342.5

Total Liabilities	—	3,602.6	56.1	73.7	—	3,732.4

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	791.7	780.7	83.4	303.2	(1,167.3)	791.7

Total Liabilities and Shareholders’ Equity	$791.7	$4,383.3	$139.5	$376.9	$(1,167.3)	$4,524.1

	December 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$107.1	$—	$31.6	$—	$138.7
Receivables, Net	—	266.1	46.0	70.1	—	382.2
Inventories, Net	—	315.8	55.2	46.3	—	417.3
Deferred Income Tax Assets	—	27.4	—	0.6	—	28.0
Intercompany	8.8	144.0	(103.3)	(49.5)	—	—
Other Current Assets	—	42.0	1.0	4.4	—	47.4

Total Current Assets	8.8	902.4	(1.1)	103.5	—	1,013.6

Property, Plant and Equipment, Net	—	1,460.0	119.5	62.2	(0.2)	1,641.5
Investment in Consolidated Subsidiaries	738.2	220.8	0.8	129.6	(1,089.4)	—
Goodwill	—	1,170.7	—	34.5	—	1,205.2
Other Assets	—	600.2	0.2	23.9	—	624.3

Total Assets	$747.0	$4,354.1	$119.4	$353.7	$(1,089.6)	$4,484.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$18.9	$—	$7.1	$—	$26.0
Accounts Payable	—	281.6	38.0	41.9	—	361.5
Interest Payable	—	28.4	—	—	—	28.4
Other Accrued Liabilities	—	157.4	8.7	13.7	—	179.8

Total Current Liabilities	—	486.3	46.7	62.7	—	595.7

Long-Term Debt	—	2,552.2	—	0.9	—	2,553.1
Deferred Income Tax Liabilities	—	237.1	—	4.0	—	241.1
Other Noncurrent Liabilities	—	340.3	—	7.4	—	347.7

Total Liabilities	—	3,615.9	46.7	75.0	—	3,737.6

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	747.0	738.2	72.7	278.7	(1,089.6)	747.0

Total Liabilities and Shareholders’ Equity	$747.0	$4,354.1	$119.4	$353.7	$(1,089.6)	$4,484.6

	Three Months Ended March 31, 2011
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$26.7	$26.7	$8.3	$1.9	$(36.9)	$26.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	64.0	4.4	2.6	—	71.0
Deferred Income Taxes	—	5.6	(2.8)	—	—	2.8
Amount of Postretirement Expense Less Than Funding	—	(2.2)	—	(0.8)	—	(3.0)
Equity in Net Earnings of Subsidiaries	(26.7)	(10.6)	0.4	—	36.9	—
Other, Net	—	6.6	—	1.1	—	7.7
Changes in Operating Assets and Liabilities	—	(88.6)	(9.4)	(1.1)	—	(99.1)

Net Cash Provided by Operating Activities	—	1.5	0.9	3.7	—	6.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(33.4)	(0.9)	(2.5)	—	(36.8)
Other, Net	—	(0.8)	—	—	—	(0.8)

Net Cash Used in Investing Activities	—	(34.2)	(0.9)	(2.5)	—	(37.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	—	—	—	11.2	—	11.2
Payments on Revolving Credit Facilities	—	—	—	(10.6)	—	(10.6)
Other, Net	—	0.1	—	—	—	0.1

Net Cash Provided by Financing Activities	—	0.1	—	0.6	—	0.7

Effect of Exchange Rate Changes on Cash	—	—	—	1.2	—	1.2

Net (Decrease) Increase in Cash and Cash Equivalents	—	(32.6)	—	3.0	—	(29.6)
Cash and Cash Equivalents at Beginning of Period	—	107.1	—	31.6	—	138.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$74.5	$—	$34.6	$—	$109.1

	Three Months Ended March 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6.3	$6.3	$10.4	$(1.8)	$(14.9)	$6.3
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	67.9	4.1	2.3	—	74.3
Deferred Income Taxes	—	7.9	—	—	—	7.9
Amount of Postretirement Expense Less Than Funding	—	(0.8)	—	(0.6)	—	(1.4)
Equity in Net Earnings of Subsidiaries	(6.3)	(7.3)	(1.3)	—	14.9	—
Other, Net	—	7.0	—	—	—	7.0
Changes in Operating Assets and Liabilities	—	(102.9)	(13.2)	(3.2)	—	(119.3)

Net Cash Used in Operating Activities	—	(21.9)	—	(3.3)	—	(25.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(17.0)	—	(1.2)	—	(18.2)
Other, Net	—	(1.1)	—	—	—	(1.1)

Net Cash Used in Investing Activities	—	(18.1)	—	(1.2)	—	(19.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	—	82.3	—	13.7	—	96.0
Payments on Revolving Credit Facilities	—	(82.7)	—	(13.1)	—	(95.8)

Net Cash (Used in) Provided by Financing Activities	—	(0.4)	—	0.6	—	0.2

Effect of Exchange Rate Changes on Cash	—	—	—	0.1	—	0.1

Net Decrease in Cash and Cash Equivalents	—	(40.4)	—	(3.8)	—	(44.2)
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$83.9	$—	$21.7	$—	$105.6

NOTE 13 — SUBSEQUENT EVENTS
On April 2, 2011, the Company entered into a definitive agreement to acquire substantially all of the assets and business of Sierra Pacific Packaging, Inc., a producer of folding cartons, beverage carriers and corrugated boxes for the consumer packaged goods industry for approximately $53.5 million. Completion of the transaction is expected to occur during the second quarter of 2011.
On April 20, 2011, the Company closed the 47.0 million share public offering of its common stock that was priced at $4.75 per share, representing net proceeds of approximately $213.2 million after deducting the underwriting discounts. The Company will use a portion of the net proceeds from the offering to repurchase 6.5 million shares of common stock held by the Grover C. Coors Trust. Additionally, the Company intends to use approximately $53.5 million of the proceeds from the offering to acquire substantially all of the assets of Sierra Pacific Packaging, Inc. The Company will use any remaining net proceeds to reduce its indebtedness and for general corporate purposes.
Had the public offering of common stock and repurchase of common shares held by the Grover C. Coors Trust occurred during the first quarter of 2011, the number of common shares outstanding as of March 31, 2011 would have increased from 343.7 million shares to 384.2 million shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of Graphic Packaging Holding Company’s (“GPHC” and, together with its subsidiaries, the “Company”) past performance, its financial condition and its prospects. The following will be discussed and analyzed:
•	Overview of Business

•	Overview of 2011 Results

•	Results of Operations

•	Financial Condition, Liquidity and Capital Resources

•	Critical Accounting Policies

•	New Accounting Standards

•	Business Outlook
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s CUK, CRB, and URB, as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first three months of 2011 by $35.5 million, compared to the first three months of 2010. The higher costs in 2011 are primarily related to externally purchased board ($8.9 million), chemical-based inputs ($11.0 million); external paper ($5.8 million); secondary fiber ($5.0 million); labor and related benefits ($4.9 million); freight ($4.8 million) and other costs ($1.0 million). These higher costs were partially offset by lower wood ($3.2 million) and energy costs ($2.7 million), mainly due to the price of natural gas.

As the price of natural gas has experienced variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected natural gas usage for the remainder of 2011. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.
Substantial Debt Obligations. The Company has $2,580.0 million of outstanding debt obligations as of March 31, 2011. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement dated May 15, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017, the 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (the “Indentures”) also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first three months of 2011, the Company achieved $22.2 million in cost savings as compared to the first three months of 2010, through its continuous improvement programs and manufacturing initiatives.
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
OVERVIEW OF 2011 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.
•
Net Sales in the first three months of 2011 decreased by $3.5 million, or 0.3%, to $1,000.6 million from $1,004.1 million in the first three months of 2010 primarily due to lower volume in both the paperboard packaging and flexible packaging segments. These decreases were partially offset by pricing improvement across all segments as well as favorable currency exchange rates, primarily in Japan and Australia.

•
Income from Operations in the first three months of 2011 increased by $9.0 million, or 15.1%, to $68.6 million from $59.6 million in the first three months of 2010. This increase was primarily due to lower restructuring charges of $8.5 million, the higher pricing, and improved performance due to cost savings, partially offset by the higher inflation and the lower volume.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and flexible packaging.

	Three Months Ended
	March 31,
In millions	2011	2010

NET SALES:
Paperboard Packaging	$825.0	$834.6
Flexible Packaging	175.6	169.5

Total	$1,000.6	$1,004.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$74.4	$75.7
Flexible Packaging	6.0	6.7
Corporate	(11.8)	(22.8)

Total	$68.6	$59.6

FIRST QUARTER 2011 COMPARED WITH FIRST QUARTER 2010
Net Sales

	Three Months Ended March 31,
			Increase /	Percent
In millions	2011	2010	(Decrease)	Change

Paperboard Packaging	$825.0	$834.6	$(9.6)	(1.2%)
Flexible Packaging	175.6	169.5	6.1	3.6%

Total	$1,000.6	$1,004.1	$(3.5)	(0.3%)

The components of the change in Net Sales by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2010	Price	Volume/Mix	Exchange	Total	2011

Paperboard Packaging	$834.6	$14.9	$(28.2)	$3.7	$(9.6)	$825.0
Flexible Packaging	169.5	9.1	(3.7)	0.7	6.1	175.6

Total	$1,004.1	$24.0	$(31.9)	$4.4	$(3.5)	$1,000.6

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first three months of 2011 decreased by $9.6 million, or 1.2%, to $825.0 million from $834.6 million in 2010 as a result of lower volume for consumer and beverage products, containerboard and open market CRB. The decrease in volume was partially offset by higher pricing for open market and consumer products sales, which was primarily due to inflationary cost pass throughs. The lower volume for consumer products was due to the continuing impact of general market conditions in which volume was down primarily in cereal and dry foods. Additionally, the storms in the Midwestern United States in February interrupted shipments, resulting in lost sales for consumer products. The decrease in beverage volume was due to the continued decline of the soft drink market due to higher consumer pricing and delayed promotional activity, and lower beer volume due to overall declines. Favorable currency exchange rate changes, primarily in Japan and Australia, also positively impacted Net Sales.
Flexible Packaging
The Company’s Net Sales from flexible packaging in the first three months of 2011 increased by $6.1 million, or 3.6%, to $175.6 million from $169.5 million as a result of higher pricing primarily due to negotiated inflationary pass throughs, and favorable currency exchange rates in Canada. These increases were partially offset by lower volume as a result of the market conditions where construction and industrial sectors remained weak.
Income (Loss) from Operations

	Three Months Ended March 31,
			Increase	Percent
In millions	2011	2010	(Decrease)	Change

Paperboard Packaging	$74.4	$75.7	$(1.3)	(1.7%)
Flexible Packaging	6.0	6.7	(0.7)	(10.4%)
Corporate	(11.8)	(22.8)	11.0	N.M. (a)

Total	$68.6	$59.6	$9.0	15.1%

Note:
(a)	Percentage calculation not meaningful.
The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2010	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2011

Paperboard Packaging	$75.7	$14.9	$(4.2)	$(24.1)	$1.6	$10.5	$(1.3)	$74.4
Flexible Packaging	6.7	9.1	(1.4)	(11.4)	0.1	2.9	(0.7)	6.0
Corporate	(22.8)	—	—	—	2.1	8.9	11.0	(11.8)

Total	$59.6	$24.0	$(5.6)	$(35.5)	$3.8	$22.3	$9.0	$68.6

Note:
(a)	Includes the Company’s cost reduction initiatives.

Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first three months of 2011 decreased by $1.3 million, or 1.7%, to $74.4 million from $75.7 million in 2010 as a result of inflation, the lower volume, and higher incentive compensation cost. These decreases were partially offset by higher pricing and cost savings through continuous improvement programs and manufacturing initiatives. The inflation was primarily related to externally purchased board ($8.9 million); higher chemical-based inputs ($7.9 million); secondary fiber ($5.0 million); freight ($4.3 million); labor and related benefits ($3.7 million); and other costs ($0.2 million). These higher costs were partially offset by lower wood costs ($3.2 million) and energy costs ($2.7 million), mainly due to the price of natural gas.
Flexible Packaging
The Company’s Income from Operations from flexible packaging in the first three months of 2011 decreased by $0.7 million, or 10.4%, to $6.0 million from $6.7 million in 2010 as a result of the inflation primarily due to external paper ($5.8 million), resin ($2.9 million), labor and related benefits ($1.3 million) and other costs ($1.4 million), as well as higher incentive compensation cost. The higher inflation was partially offset by the higher pricing and cost savings.
Corporate
The Company’s Loss from Operations from corporate in the first three months of 2011 was $11.8 million compared to $22.8 million for the same period in 2010. The change was primarily due to lower restructuring expenses of $8.5 million due to the finalization of merger related activities last year and the favorable impact of foreign exchange rates.
INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest Expense, Net
Interest Expense, Net was $39.3 million and $45.0 million in the first three months of 2011 and 2010, respectively. Interest Expense, Net decreased due to lower debt levels and lower average rates of the Company’s debt. As of March 31, 2011, approximately 22.7% of the Company’s total debt was subject to floating interest rates. Interest rate swaps with notional amounts totaling $330 million expired during April 2011. After the expiration of these swaps approximately 35.5% of the Company’s total debt was subject to floating interest rates, which are currently lower than the fixed rates under the expiring interest rate swaps.
Income Tax Expense
During the first three months of 2011, the Company recognized Income Tax Expense of $2.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $29.3 million. During the first three months of 2010, the Company recognized Income Tax Expense of $8.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $14.6 million. Income Tax Expense for the first three months of 2011 and 2010 primarily relates to the non-cash expense of $5.6 million and $7.9 million, respectively, associated with the amortization of goodwill for tax purposes. The reduction was due to a portion of goodwill being fully amortized at the end of 2010. The Company also recorded a benefit related to certain discrete events including the revision of state tax positions and the expiration of the statute of limitation associated with reserves in a foreign jurisdiction. The Company has approximately $1.3 billion of NOLs for U.S. federal income tax purposes, which may be used to offset future taxable income.
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

Cash Flows

	Three Months Ended
	March 31,
In millions	2011	2010

Net Cash (Used in) Provided by Operating Activities	$6.1	$(25.2)
Net Cash Used in Investing Activities	(37.6)	(19.3)
Net Cash Provided by Financing Activities	0.7	0.2
Net cash provided by operating activities in the first three months of 2011 totaled $6.1 million, compared to net cash used in operating activities of $25.2 million in 2010. The increase was primarily due to higher net income and lower working capital requirements, primarily as a result of higher accounts payable and lower receivables and the timing of interest payments, partially offset by higher inventory due to upcoming customer promotions and the lower volume.
Net cash used in investing activities in the first three months of 2011 totaled $37.6 million, compared to $19.3 million in 2010. This year over year change was due primarily to an increase in capital spending of $18.6 million as a result of management’s decision to invest in capital projects to improve process capabilities and reduce cost including the previously announced biomass boiler project in Macon, Ga.
Net cash provided by financing activities in the first three months of 2011 totaled $0.7 million compared to $0.2 million in 2010. This increase was primarily due to higher net borrowings under the Company’s international revolving credit facilities.
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

At March 31, 2011, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
               Consolidated Secured Leverage Ratio — 2.74 to 1.00
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
Credit Agreement EBITDA is a financial measure not calculated in accordance with U.S. GAAP, and is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Credit Agreement EBITDA should be considered in addition to results prepared in accordance with U.S. GAAP, but should not be considered a substitute for, or superior to, U.S. GAAP results. In addition, Credit Agreement EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies because other companies may not calculate Credit Agreement EBITDA in the same manner as the Company does.
The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended March 31, 2011 are listed below:

Twelve Months Ended
In millions	March 31, 2011

Net Income	$31.1
Income Tax Expense	21.8
Interest Expense, Net	168.8
Depreciation and Amortization	285.4
Equity Income of Unconsolidated Entities, Net of Dividends	(0.2)
Other Non-Cash Charges	40.0
Merger Related Expenses	46.6
Losses Associated with Sale/Write-Down of Assets	5.6
Other Non-Recurring/Extraordinary/Unusual Items	8.4
Projected Run Rate Cost Savings (a)	60.8

Credit Agreement EBITDA	$668.3

As of
In millions	March 31, 2011

Short-Term Debt	$26.9
Long-Term Debt	2,553.1

Total Debt	$2,580.0
Less: Adjustments (b)	752.3

Consolidated Secured Indebtedness	$1,827.7

Notes:
(a)
As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $60.8 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended March 31, 2011. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)
Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

If inflationary pressures on key inputs continue, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenant in its Credit Agreement. The Company’s ability to comply in future periods with the financial covenant in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenant or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the Indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.
Capital Investment
The Company’s capital investment in the first three months of 2011 was $36.8 million compared to $18.2 million in the first three months of 2010. During the first three months of 2011, the Company had capital spending of $27.2 million for improving process capabilities, $4.7 million for capital spares and $4.9 million for manufacturing packaging machinery.
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

For further discussion of the Company’s environmental matters, see Note 9 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s condensed consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used.
The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The Company also expects the following in 2011:
•	Depreciation and amortization in the $285 million range.

•	Interest expense of $145 million to $155 million, including $9 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net debt reduction from operations in the $200 million to $220 million range in addition to the use of the proceeds from the equity offering.

•	Pension plan contributions of $45 million to $70 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2011. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. EXHIBITS
a)	Exhibit Index

Exhibit Number	Description

4.1	Second Amendment to Registration Rights Agreement, dated as of March 7, 2011, by and among Graphic Packaging Holding Company, Clayton Dubilier & Rice Fund V Limited Partnership, Old Town S.A., Jeffrey H. Coors, TPG Bluegrass IV-AIV 1, L.P., TPG Bluegrass IV-AIV 2, L.P., TPG Bluegrass V-AIV 1, L.P., TPG Bluegrass V-AIV 2, L.P., TPG FOF V-A, L.P. and TPG FOF V-B, L.P.

10.1	Form of 2011 Perfomance-Based Restricted Stock Unit Award Agreement

10.2	Form of 2011 Service-Based Restricted Stock Unit Award Agreement

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	April 21, 2011

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 21, 2011

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 21, 2011