Form 10-Q
period 2011-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2011-07-28
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
     As of July 22, 2011, there were 389,245,688 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, net debt reduction, the availability of net operating losses to offset future taxable income, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2010 Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION	4
ITEM 1. FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	34
ITEM 4. CONTROLS AND PROCEDURES	34
PART II — OTHER INFORMATION	35
ITEM 1. LEGAL PROCEEDINGS	35
ITEM 1A. RISK FACTORS	35
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 6. EXHIBITS	35
SIGNATURES	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2011	2010	2011	2010

Net Sales	$1,080.7	$1,036.5	$2,081.3	$2,040.6
Cost of Sales	915.3	887.7	1,757.7	1,746.0
Selling, General and Administrative	90.4	78.4	179.9	155.8
Other (Income) Expense, Net	(1.3)	1.0	(1.2)	1.3
Restructuring and Other Special Charges	—	46.6	—	55.1

Income from Operations	76.3	22.8	144.9	82.4
Interest Expense, Net	(36.6)	(45.0)	(75.9)	(90.0)
Loss on Modification or Extinguishment of Debt	(0.8)	(0.9)	(0.8)	(0.9)

Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	38.9	(23.1)	68.2	(8.5)
Income Tax Expense	(7.4)	(10.2)	(10.3)	(18.8)

Income (Loss) before Equity Income of Unconsolidated Entities	31.5	(33.3)	57.9	(27.3)
Equity Income of Unconsolidated Entities	0.6	0.5	0.9	0.8

Net Income (Loss)	$32.1	$(32.8)	$58.8	$(26.5)

Income (Loss) Per Share — Basic	$0.08	$(0.10)	$0.16	$(0.08)
Income (Loss) Per Share — Diluted	$0.08	$(0.10)	$0.16	$(0.08)
Weighted Average Number of Shares Outstanding — Basic	378.9	343.7	361.6	343.5
Weighted Average Number of Shares Outstanding — Diluted	384.5	343.7	367.1	343.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
In millions, except share and per share amounts	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$191.2	$138.7
Receivables, Net	441.7	382.2
Inventories, Net	490.9	417.3
Other Current Assets	71.7	75.4

Total Current Assets	1,195.5	1,013.6

Property, Plant and Equipment, Net	1,635.6	1,641.5
Goodwill	1,221.1	1,205.2
Intangible Assets, Net	558.1	576.6
Other Assets	46.7	47.7

Total Assets	$4,657.0	$4,484.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$19.7	$26.0
Accounts Payable	393.6	361.5
Interest Payable	24.7	28.4
Other Accrued Liabilities	189.3	179.8

Total Current Liabilities	627.3	595.7

Long-Term Debt	2,418.1	2,553.1
Deferred Income Tax Liabilities	250.5	241.1
Other Noncurrent Liabilities	311.2	347.7

Total Liabilities	3,607.1	3,737.6

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 389,245,688 and 343,698,778 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3.9	3.4
Capital in Excess of Par Value	2,176.0	1,965.2
Accumulated Deficit	(949.5)	(1,008.3)
Accumulated Other Comprehensive Loss	(180.5)	(213.3)

Total Shareholders’ Equity	1,049.9	747.0

Total Liabilities and Shareholders’ Equity	$4,657.0	$4,484.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$58.8	$(26.5)
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	139.4	147.6
Deferred Income Taxes	9.2	16.6
Amount of Postretirement Expense Less Than Funding	(9.9)	(3.9)
Other, Net	14.1	27.0
Changes in Operating Assets and Liabilities	(94.0)	(65.2)

Net Cash Provided by Operating Activities	117.6	95.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(70.8)	(39.7)
Acquisition of Business	(51.9)	—
Other, Net	(1.8)	2.6

Net Cash Used in Investing Activities	(124.5)	(37.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	238.0	—
Repurchase of Common Stock	(32.9)	—
Payments on Debt	(150.0)	(34.9)
Borrowings under Revolving Credit Facilities	58.0	110.4
Payments on Revolving Credit Facilities	(55.8)	(110.4)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(0.5)
Other, Net	0.2	—

Net Cash Provided by (Used in) Financing Activities	57.5	(35.4)

Effect of Exchange Rate Changes on Cash	1.9	(1.3)

Net Increase in Cash and Cash Equivalents	52.5	21.8
Cash and Cash Equivalents at Beginning of Period	138.7	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$191.2	$171.6

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
Equity Offering
On April 20, 2011, the Company completed a 47.0 million share public offering of its common stock, par value $0.01 per share, priced at $4.75 per share, resulting in net proceeds of $213.2 million after deducting offering expenses. The Company used $29.5 million of the net proceeds from the offering to repurchase and subsequently retire 6.5 million shares of common stock held by the Grover C. Coors Trust (“Coors Trust”). In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 7.05 million shares to cover over-allotments, if any. At the end of the 30-day option period, on May 18, 2011, the Company issued an additional 5.5 million shares of its common stock at $4.75 per share and received net proceeds of $25.1 million after deducting offering expenses. The Company used $3.4 million of net proceeds to repurchase and subsequently retire an additional 764,922 shares of the common stock held by the Coors Trust.
On April 29, 2011, the Company used $51.9 million of the proceeds from the offering to acquire substantially all of the assets of Sierra Pacific Packaging, Inc., (“Sierra”) a producer of folding cartons, beverage carriers and corrugated boxes for the consumer packaged goods industry. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the purchase date. The excess of the total purchase consideration over the aggregate fair value of identifiable net assets of $14.5 million was allocated to goodwill and the Company expects to deduct approximately $24 million of goodwill for tax purposes. The acquisition will be included in the paperboard packaging segment.
The Company used the remaining net proceeds to reduce its indebtedness and for general corporate purposes.
Adoption of New Accounting Standards
Effective January 1, 2011, the Company adopted revised guidance as required by the Revenue Recognition topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“the FASB Codification”) which requires vendors to account for transactions with the same customer involving multiple products or services (deliverables) separately rather than as a combined unit. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
Accounting Standards Not Yet Adopted
In June 2011, the FASB issued guidance amending the Other Comprehensive Income topic of the FASB Codification. The guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for the Company in the first quarter of 2012 and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.
In May 2011, the FASB issued guidance amending the Fair Value Measurement topic of the FASB Codification. This amendment represents the converged guidance of the FASB and the International Accounting Standard Board on fair value measurement, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This guidance will be effective for the Company in the first quarter of 2012 to be applied prospectively and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.
NOTE 2 — INVENTORIES, NET
Inventories, Net by major class:

	June 30,	December 31,
In millions	2011	2010

Finished Goods	$260.6	$229.3
Work in Progress	45.5	36.5
Raw Materials	133.4	100.9
Supplies	51.4	50.6

Total	$490.9	$417.3

NOTE 3 — DEBT
During the three months ended June 30, 2011, the Company used a portion of its proceeds from the equity offering to prepay $150.0 million of its term loans. In July 2011, the Company called the remaining $73.3 million of its Senior Subordinated Notes due 2013 for settlement on August 15, 2011. For more information regarding the characteristics of the Company’s debt, see “Note 6 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K.
Long-Term Debt is composed of the following:

	June 30,	December 31,
In millions	2011	2010

Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.2	$246.0
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.3	423.5
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	73.3	73.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.29% at June 30, 2011) payable through 2014	769.0	837.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.04% at June 30, 2011) payable through 2014	908.6	989.9
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.22% at June 30, 2011) payable in 2013	—	—
Other	9.1	2.0

	2,429.5	2,572.4
Less: current portion	11.4	19.3

Total	$2,418.1	$2,553.1

At June 30, 2011, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$400.0	$—	$363.6
International Facilities	13.1	8.3	4.8

Total	$413.1	$8.3	$368.4

Note:
(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $36.4 million as of June 30, 2011. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2012 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017, the 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of June 30, 2011, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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
Data concerning RSUs and stock awards granted in the first six months of 2011 is as follows:

		Weighted Avg.
		Grant Date Fair
Shares in thousands	Shares	Value Per Share

RSUs — Employees	3,946	$5.17
Stock Awards — Board of Directors	199	$5.43
During the six months ended June 30, 2011 and 2010, $13.8 million and $4.5 million, respectively, were charged to compensation expense for stock incentive plans.
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
Currently, the North American defined benefit plans are closed to newly-hired salaried and non-union hourly employees. Effective July 1, 2011, the North American defined benefit plans were frozen for most salaried and non-union hourly employees and replaced with a defined contribution plan. The impact of the freeze recorded in the second quarter of 2011 was a curtailment gain of $0.8 million and a reduction in the liability of $7.8 million, resulting in a net decrease of $7.0 million in Accumulated Other Comprehensive Loss.
The U.K. defined benefit plan was frozen effective March 31, 2001 and replaced with a defined contribution plan.

Pension and Postretirement Expense
The pension and postretirement expenses related to the Company’s plans consisted of the following:

					Postretirement Health
	Pension Benefits				Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2011	2010	2011	2010	2011	2010	2011	2010

Components of Net Periodic Cost:
Service Cost	$4.8	$5.0	$9.6	$10.0	$0.3	$0.3	$0.6	$0.6
Interest Cost	13.0	12.7	26.1	25.4	0.8	0.7	1.5	1.4
Admin Expenses	0.1	—	0.1	—	—	—	—	—
Expected Return on Plan Assets	(14.9)	(12.6)	(29.2)	(25.3)	—	—	—	—
Curtailment Gain	(0.8)	—	(0.8)	—	—	—	—	—
Amortization:
Prior Service Cost	0.1	0.1	0.2	0.2	(0.1)	(0.1)	(0.1)	(0.1)
Actuarial Loss (Gain)	3.6	2.3	6.6	4.6	(0.2)	(0.3)	(0.4)	(0.8)

Net Periodic Cost	$5.9	$7.5	$12.6	$14.9	$0.8	$0.6	$1.6	$1.1

Employer Contributions
The Company made contributions of $23.3 million and $18.7 million to its pension plans during the first six months of 2011 and 2010, respectively. The Company expects to make contributions of $50 million to $70 million for the full year 2011. During 2010, the Company made $47.3 million of contributions to its pension plans.
The Company made postretirement health care benefit payments of $0.8 million and $0.9 million during the first six months of 2011 and 2010, respectively. The Company estimates its postretirement health care benefit payments for the full year 2011 to be approximately $4 million. During 2010, the Company made postretirement health care benefit payments of $3.2 million.
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
Interest Rate Risk
The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At June 30, 2011 and December 31, 2010, the Company had interest rate swap agreements with a notional amount of $920 million and $1,250 million, respectively. The outstanding swap agreements under which the Company will pay fixed rates of 2.24% to 3.84% and receive three-month LIBOR rates, expire on various dates in 2012.
Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.
During the first six months of 2011 and 2010, there were no amounts or minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk
To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has entered into natural gas swap contracts to hedge pricing for approximately 56% of its expected natural gas usage for the remainder of 2011 with a weighted average contractual rate of $4.73 per one million British Thermal Unit (“MMBTU”), and for 40% of its expected natural gas usage for the first quarter of 2012 with a weighted average contractual price of $4.84 per MMBTU. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings.
During the first six months of 2011 and 2010, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Foreign Currency Risk
The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Income (Loss), and gains/losses related to these contracts are recognized in Other (Income) Expense, Net when the anticipated transaction affects income. At June 30, 2011, multiple forward exchange contracts existed that expire on various dates through 2012. Those purchased forward exchange contracts outstanding at June 30, 2011 and December 31, 2010, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2011 and December 31, 2010, respectively, had notional amounts totaling $38.8 million and $58.7 million.
No amounts were reclassified to earnings during the first six months of 2011 or during 2010 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.
Derivatives not Designated as Hedges
The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2011 and December 31, 2010, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2011 and December 31, 2010, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2011 and December 31, 2010, respectively, had net notional amounts totaling $19.6 million and $8.2 million. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.
Fair Value of Financial Instruments
The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are level 2 in the fair value hierarchy. Level 2 inputs are defined as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. The Company uses valuation techniques based on discounted cash flow analyses, which reflects the terms of the derivatives and uses observable market-based inputs, including forward rates and uses market price quotations obtained from independent derivatives brokers, corroborated with information obtained from independent pricing service providers.
As of June 30, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative			Derivative
	Assets			Liabilities
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
In millions	Location	2011	2010	Location	2011	2010

Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$0.1	Other Accrued Liabilities	$0.6	$0.8
Foreign Currency Contracts	Other Current Assets	—	0.7	Other Accrued Liabilities and Other Noncurrent Liabilities	1.1	0.6
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities and Interest Payable	19.5	33.3
Derivative Contracts Not Designated as Hedging Instrument
Foreign Currency Contracts	Other Current Assets	—	—	Other Accrued Liabilities	0.4	0.3

Total Derivative Contracts		$—	$0.8		$21.6	$35.0

The fair values of the Company’s other financial assets and liabilities at June 30, 2011 and December 31, 2010 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,487.0 million and $2,626.8 million as compared to the carrying amounts of $2,429.5 million and $2,572.4 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of Long-Term Debt is based on quoted market prices.
Effect of Derivative Instruments
The effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain)			Amount of Loss (Gain)			Amount of (Gain)
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Three Months Ended		in Statement of	Three Months Ended		in Statement of	Three Months Ended
	June 30,		Operations	June 30,		Operations	June 30,
			(Effective			(Ineffective
In millions	2011	2010	Portion)	2011	2010	Portion)	2011	2010

Commodity Contracts	$0.6	$(1.4)	Cost of Sales	$0.4	$2.0	Cost of Sales	$—	$(0.1)
Foreign Currency Contracts	1.3	(0.2)	Other (Income) Expense, Net	0.1	(0.3)	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	0.9	5.4	Interest Expense, Net	5.4	9.0	Interest Expense, Net	—	—

Total	$2.8	$3.8		$5.9	$10.7		$—	$(0.1)

	Amount of Loss (Gain)			Amount of Loss			Amount of Loss (Gain)
	Recognized in			Recognized in Statement of			Recognized in Statement of
	Accumulated Other			Operations			Operations
	Comprehensive Loss		Location	(Effective Portion)		Location	(Ineffective Portion)
	Six Months Ended		in Statement of	Six Months Ended		in Statement of	Six Months Ended
	June 30,		Operations	June 30,		Operations	June 30,
			(Effective			(Ineffective
In millions	2011	2010	Portion)	2011	2010	Portion)	2011	2010

Commodity Contracts	$1.5	$5.6	Cost of Sales	$2.1	$2.1	Cost of Sales	$—	$0.1
Foreign Currency Contracts	2.0	(1.7)	Other Expense, Net	0.5	0.5	Other Expense, Net	—	—
Interest Rate Swap Agreements	1.7	17.6	Interest Expense, Net	13.1	18.5	Interest Expense, Net	—	(0.2)

Total	$5.2	$21.5		$15.7	$21.1		$—	$(0.1)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2011	2010	2011	2010

Foreign Currency Contracts	Other (Income) Expense, Net	$0.7	$(0.5)	$1.4	$(0.4)

Accumulated Derivative Instruments (Loss) Gain
The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions

Balance at December 31, 2010	$(27.4)
Reclassification to earnings	15.7
Current period change in fair value	(5.2)

Balance at June 30, 2011	$(16.9)

At June 30, 2011, the Company expects to reclassify approximately $16.9 million of losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.
NOTE 7 — INCOME TAXES
During the three and six months ended June 30, 2011, the Company recognized Income Tax Expense of $7.4 million and $10.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $38.9 million and $68.2 million, respectively. During the three and six months ended June 30, 2010, the Company recognized Income Tax Expense of $10.2 million and $18.8 million on a Loss before Income Taxes and Equity Income of Unconsolidated Entities of $23.1 million and $8.5 million. Income Tax Expense for the three and six month periods ended June 30, 2011 and 2010 primarily relates to the non-cash expense of $5.6 million and $11.2 million, and $8.0 million and $15.9, respectively, associated with the amortization of goodwill for tax purposes. The reduction was primarily due to a portion of goodwill being fully amortized at the end of 2010. During the first quarter of 2011, the Company also recorded a benefit related to certain discrete events including the revision of state tax positions and the expiration of the statute of limitation associated with reserves in a foreign jurisdiction. The Company has approximately $1.2 billion of NOLs for U.S. federal income tax purposes, which is currently being used and may be used to offset future taxable income.

NOTE 8 — COMPREHENSIVE INCOME (LOSS)
The following table shows the components of Comprehensive Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2011	2010	2011	2010

Net Income (Loss)	$32.1	$(32.8)	$58.8	$(26.5)
Other Comprehensive Income (Loss):
Derivative Instruments Income (Loss)	3.1	6.9	10.5	(0.4)
Pension Benefit Plans	10.7	2.4	13.8	4.8
Postretirement Benefit Plans	(0.3)	(0.4)	(0.5)	(0.9)
Postemployment Benefit Plans	0.1	0.1	0.1	0.2
Currency Translation Adjustment	3.4	(6.9)	8.9	(7.7)

Total Comprehensive Income (Loss)	$49.1	$(30.7)	$91.6	$(30.5)

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
On October 8, 2007, the Company received a notice from the United States Environmental Protection Agency (the “EPA”) indicating that it is a potentially responsible party for the remedial investigation and feasibility study to be conducted at the Devil’s Swamp Lake site in East Baton Rouge Parish, Louisiana. The Company believes it is a de minimis contributor to the site and expects to enter into negotiations with the EPA and other potentially responsible parties regarding its potential responsibility and liability. There have been no material developments in this action since the Company received the original notice in October 2007.
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
The flexible packaging segment converts kraft and specialty paper into multi-wall bags, consumer and specialty retail bags and produces flexible packaging, label solutions and laminations. The multi-wall bags are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The flexible packaging, label solutions and laminations are converted from a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.
Business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2011	2010	2011	2010

NET SALES:
Paperboard Packaging	$907.2	$867.8	$1,732.2	$1,702.4
Flexible Packaging	173.5	168.7	349.1	338.2

Total	$1,080.7	$1,036.5	$2,081.3	$2,040.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$90.8	$75.0	$165.2	$150.7
Flexible Packaging	0.6	4.5	6.6	11.2
Corporate	(15.1)	(56.7)	(26.9)	(79.5)

Total	$76.3	$22.8	$144.9	$82.4

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2011	2010	2011	2010

Net Income (Loss)	$32.1	$(32.8)	$58.8	$(26.5)

Weighted Average Shares:
Basic	378.9	343.7	361.6	343.5
Dilutive Effect of Stock Awards	5.6	—	5.5	—

Diluted	384.5	343.7	367.1	343.5

Earnings (Loss) Per Share — Basic and Diluted	$0.08	$(0.10)	$0.16	$(0.08)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Employee Stock Options	4,502,572	—	4,503,566	—

Total	4,502,572	—	4,503,566	—

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

	Three Months Ended June 30, 2011
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$877.0	$135.5	$133.2	$(65.0)	$1,080.7
Cost of Sales	—	736.8	122.8	120.7	(65.0)	915.3
Selling, General and Administrative	—	73.6	9.2	7.6	—	90.4
Other (Income) Expense, Net	—	(1.5)	—	0.2	—	(1.3)

Income from Operations	—	68.1	3.5	4.7	—	76.3
Interest Expense, Net	—	(36.1)	—	(0.5)	—	(36.6)
Loss on Modification or Extinguishment of Debt	—	(0.8)	—	—	—	(0.8)

Income before Income Taxes and Equity Income of Unconsolidated Entities	—	31.2	3.5	4.2	—	38.9
Income Tax Expense	—	(7.0)	—	(0.4)	—	(7.4)

Income before Equity Income of Unconsolidated Entities	—	24.2	3.5	3.8	—	31.5
Equity Income of Unconsolidated Entities	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	32.1	7.9	0.7	—	(40.7)	—

Net Income (Loss)	$32.1	$32.1	$4.2	$4.4	$(40.7)	$32.1

	Three Months Ended June 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$841.5	$130.8	$111.8	$(47.6)	$1,036.5
Cost of Sales	—	720.6	115.6	99.1	(47.6)	887.7
Selling, General and Administrative	—	62.1	8.7	7.6	—	78.4
Other Expense, Net	—	0.6	—	0.4	—	1.0
Restructuring and Other Special Charges	—	46.6	—	—	—	46.6

Income from Operations	—	11.6	6.5	4.7	—	22.8
Interest Expense, Net	—	(44.6)	—	(0.4)	—	(45.0)
Loss on Modification or Extinguishment of Debt	—	(0.9)	—	—	—	(0.9)

(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	—	(33.9)	6.5	4.3	—	(23.1)
Income Tax Expense	—	(8.1)	—	(2.1)	—	(10.2)

(Loss) Income before Equity Income of Unconsolidated Entities	—	(42.0)	6.5	2.2	—	(33.3)
Equity Income of Unconsolidated Entities	—	—	—	0.5	—	0.5
Equity in Net Earnings of Subsidiaries	(32.8)	9.2	0.1	—	23.5	—

Net (Loss) Income	$(32.8)	$(32.8)	$6.6	$2.7	$23.5	$(32.8)

	Six Months Ended June 30, 2011
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,688.2	$272.4	$240.8	$(120.1)	$2,081.3
Cost of Sales	—	1,417.3	242.0	218.5	(120.1)	1,757.7
Selling, General and Administrative	—	146.5	18.2	15.2	—	179.9
Other (Income) Expense, Net	—	(1.6)	—	0.4	—	(1.2)

Income from Operations	—	126.0	12.2	6.7	—	144.9
Interest Expense, Net	—	(75.1)	—	(0.8)	—	(75.9)
Loss on Modification or Extinguishment of Debt	—	(0.8)	—	—	—	(0.8)

Income before Income Taxes and Equity Income of Unconsolidated Entities	—	50.1	12.2	5.9	—	68.2
Income Tax Expense	—	(9.8)	—	(0.5)	—	(10.3)

Income before Equity Income of Unconsolidated Entities	—	40.3	12.2	5.4	—	57.9
Equity Income of Unconsolidated Entities	—	—	—	0.9	—	0.9
Equity in Net Earnings of Subsidiaries	58.8	18.5	0.3	—	(77.6)	—

Net Income (Loss)	$58.8	$58.8	$12.5	$6.3	$(77.6)	$58.8

	Six Months Ended June 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,652.4	$264.6	$211.6	$(88.0)	$2,040.6
Cost of Sales	—	1,409.9	231.4	192.7	(88.0)	1,746.0
Selling, General and Administrative	—	122.9	17.7	15.2	—	155.8
Other Expense (Income), Net	—	1.6	—	(0.3)	—	1.3
Restructuring and Other Special Charges	—	55.1	—	—	—	55.1

Income from Operations	—	62.9	15.5	4.0	—	82.4
Interest Expense, Net	—	(89.2)	—	(0.8)	—	(90.0)
Loss on Modification or Extinguishment of Debt	—	(0.9)	—	—	—	(0.9)

(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	—	(27.2)	15.5	3.2	—	(8.5)
Income Tax Expense	—	(15.8)	—	(3.0)	—	(18.8)

(Loss) Income before Equity Income of Unconsolidated Entities	—	(43.0)	15.5	0.2	—	(27.3)
Equity Income of Unconsolidated Entities	—	—	—	0.8	—	0.8
Equity in Net Earnings of Subsidiaries	(26.5)	16.5	1.4	—	8.6	—

Net (Loss) Income	$(26.5)	$(26.5)	$16.9	$1.0	$8.6	$(26.5)

	June 30, 2011
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$155.8	$—	$35.4	$—	$191.2
Receivables, Net	—	296.7	52.3	92.7	—	441.7
Inventories, Net	—	356.3	67.7	66.9	—	490.9
Intercompany	15.0	142.0	(95.1)	(61.9)	—	—
Other Current Assets	—	65.4	1.0	5.3	—	71.7

Total Current Assets	15.0	1,016.2	25.9	138.4	—	1,195.5

Property, Plant and Equipment, Net	—	1,458.4	113.0	64.4	(0.2)	1,635.6
Investment in Consolidated Subsidiaries	1,034.9	253.5	4.5	143.0	(1,435.9)	—
Goodwill	—	1,185.3	—	35.8	—	1,221.1
Intangible Assets, Net	—	546.5	—	11.6	—	558.1
Other Assets	—	34.0	—	12.7	—	46.7

Total Assets	$1,049.9	$4,493.9	$143.4	$405.9	$(1,436.1)	$4,657.0

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$9.9	$—	$9.8	$—	$19.7
Accounts Payable	—	289.1	47.4	57.1	—	393.6
Interest Payable	—	24.6	—	0.1	—	24.7
Other Accrued Liabilities	—	162.7	7.4	19.2	—	189.3

Total Current Liabilities	—	486.3	54.8	86.2	—	627.3

Long-Term Debt	—	2,417.3	—	0.8	—	2,418.1
Deferred Income Tax Liabilities	—	247.5	—	3.0	—	250.5
Other Noncurrent Liabilities	—	307.9	—	3.3	—	311.2

Total Liabilities	—	3,459.0	54.8	93.3	—	3,607.1

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	1,049.9	1,034.9	88.6	312.6	(1,436.1)	1,049.9

Total Liabilities and Shareholders’ Equity	$1,049.9	$4,493.9	$143.4	$405.9	$(1,436.1)	$4,657.0

	December 31, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$107.1	$—	$31.6	$—	$138.7
Receivables, Net	—	266.1	46.0	70.1	—	382.2
Inventories, Net	—	315.8	55.2	46.3	—	417.3
Intercompany	8.8	144.0	(103.3)	(49.5)	—	—
Other Current Assets	—	69.4	1.0	5.0	—	75.4

Total Current Assets	8.8	902.4	(1.1)	103.5	—	1,013.6

Property, Plant and Equipment, Net	—	1,460.0	119.5	62.2	(0.2)	1,641.5
Investment in Consolidated Subsidiaries	738.2	220.8	0.8	129.6	(1,089.4)	—
Goodwill	—	1,170.7	—	34.5	—	1,205.2
Intangible Assets, Net	—	564.9	—	11.7	—	576.6
Other Assets	—	35.3	0.2	12.2	—	47.7

Total Assets	$747.0	$4,354.1	$119.4	$353.7	$(1,089.6)	$4,484.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$18.9	$—	$7.1	$—	$26.0
Accounts Payable	—	281.6	38.0	41.9	—	361.5
Interest Payable	—	28.4	—	—	—	28.4
Other Accrued Liabilities	—	157.4	8.7	13.7	—	179.8

Total Current Liabilities	—	486.3	46.7	62.7	—	595.7

Long-Term Debt	—	2,552.2	—	0.9	—	2,553.1
Deferred Income Tax Liabilities	—	237.1	—	4.0	—	241.1
Other Noncurrent Liabilities	—	340.3	—	7.4	—	347.7

Total Liabilities	—	3,615.9	46.7	75.0	—	3,737.6

SHAREHOLDERS’ EQUITY

Total Shareholders’ Equity	747.0	738.2	72.7	278.7	(1,089.6)	747.0

Total Liabilities and Shareholders’ Equity	$747.0	$4,354.1	$119.4	$353.7	$(1,089.6)	$4,484.6

	Six Months Ended June 30, 2011
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$58.8	$58.8	$12.5	$6.3	$(77.6)	$58.8
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	125.2	9.3	4.9	—	139.4
Deferred Income Taxes	—	11.2	(2.0)	—	—	9.2
Amount of Postretirement Expense Less Than Funding	—	(7.4)	—	(2.5)	—	(9.9)
Equity in Net Earnings of Subsidiaries	(58.8)	(18.5)	(0.3)	—	77.6	—
Other, Net	—	13.8	—	0.3	—	14.1
Changes in Operating Assets and Liabilities	—	(71.9)	(17.2)	(4.9)	—	(94.0)

Net Cash Provided by Operating Activities	—	111.2	2.3	4.1	—	117.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(64.1)	(2.3)	(4.4)	—	(70.8)
Acquisition of Business	—	(51.9)	—	—	—	(51.9)
Other, Net	—	(1.8)	—	—	—	(1.8)

Net Cash Used in Investing Activities	—	(117.8)	(2.3)	(4.4)	—	(124.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	238.0	—	—	—	—	238.0
Repurchase of Common Stock	(32.9)	—	—	—	—	(32.9)
Payments on Debt	—	(150.0)	—	—	—	(150.0)
Borrowings under Revolving Credit Facilities	—	30.0	—	28.0	—	58.0
Payments on Revolving Credit Facilities	—	(30.0)	—	(25.8)	—	(55.8)
Other, Net	(205.1)	205.3	—	—	—	0.2

Net Cash Provided by Financing Activities	—	55.3	—	2.2	—	57.5

Effect of Exchange Rate Changes on Cash	—	—	—	1.9	—	1.9

Net Increase in Cash and Cash Equivalents	—	48.7	—	3.8	—	52.5
Cash and Cash Equivalents at Beginning of Period	—	107.1	—	31.6	—	138.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$155.8	$—	$35.4	$—	$191.2

	Six Months Ended June 30, 2010
			Combined	Combined
		Subsidiary	Guarantor	Nonguarantor	Consolidating
In millions	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(26.5)	$(26.5)	$16.9	$1.0	$8.6	$(26.5)
Non-cash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	134.7	8.5	4.4	—	147.6
Deferred Income Taxes	—	15.9	—	0.7	—	16.6
Amount of Postretirement Expense Less Than Funding	—	(2.7)	—	(1.2)	—	(3.9)
Equity in Net Earnings of Subsidiaries	26.5	(16.5)	(1.4)	—	(8.6)	—
Other, Net	—	27.0	—	—	—	27.0
Changes in Operating Assets and Liabilities	—	(42.9)	(22.9)	0.6	—	(65.2)

Net Cash Provided by Operating Activities	—	89.0	1.1	5.5	—	95.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(36.9)	(1.1)	(1.7)	—	(39.7)
Other, Net	—	2.6	—	—	—	2.6

Net Cash Used in Investing Activities	—	(34.3)	(1.1)	(1.7)	—	(37.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(34.9)	—	—	—	(34.9)
Borrowings under Revolving Credit Facilities	—	84.5	—	25.9	—	110.4
Payments on Revolving Credit Facilities	—	(85.3)	—	(25.1)	—	(110.4)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(0.5)	—	—	—	(0.5)

Net Cash (Used in) Provided by Financing Activities	—	(36.2)	—	0.8	—	(35.4)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.3)	—	(1.3)

Net Increase in Cash and Cash Equivalents	—	18.5	—	3.3	—	21.8
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$142.8	$—	$28.8	$—	$171.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of Graphic Packaging Holding Company’s (“GPHC” and, together with its subsidiaries, the “Company”) past performance, its financial condition and its prospects. The following will be discussed and analyzed:
➢	Overview of Business

➢	Overview of 2011 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first six months of 2011 by $79.2 million, compared to the first six months of 2010. The higher costs in 2011 are primarily related to chemical-based inputs ($23.2 million); externally purchased board ($17.2 million); labor and related benefits ($14.3 million); secondary fiber ($12.5 million); externally purchased paper ($10.8 million); and freight ($9.8 million). These higher costs were partially offset by lower wood ($5.1 million); other inflation ($1.8 million); and energy costs ($1.7 million), mainly due to the price of natural gas.

The Company expects commodity inflation to continue due to global demand as new paperboard capacity is being built in emerging markets. The capacity is primarily in the CRB substrate, putting further inflationary pressure on secondary fiber and mill chemicals.
The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected natural gas usage for the remainder of 2011 and the first quarter of 2012. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.
Substantial Debt Obligations. The Company had $2,437.8 million of outstanding debt obligations as of June 30, 2011. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement dated May 16, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017, the 9.5% Senior Subordinated Notes due 2013, and the 7.875% Senior Notes due 2018 (the “Indentures”) also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.
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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first six months of 2011, the Company achieved $48.7 million in cost savings as compared to the first six months of 2010, through its continuous improvement programs and manufacturing initiatives.
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
•
During the second quarter 2011, the Company completed a public offering of 52.5 million shares its common stock par value $0.01 per share, priced at $4.75 per share and received net proceeds of $238.0 million after offering expenses. The Company used $32.9 million of the net proceeds to repurchase and subsequently retire approximately 7.3 million shares of common stock held by the Grover C. Coors Trust. The Company also used a portion of the net proceeds to prepay $150.0 million of its term loans. Additionally, the Company used $51.9 million to acquire substantially all of the assets of Sierra Pacific Packaging, Inc. (“Sierra”), a producer of folding cartons, beverage carriers and corrugated boxes for the consumer packaged goods industry.

•
Net Sales for the three months ended June 30, 2011 increased by $44.2 million, or 4.3%, to $1,080.7 million from $1,036.5 million for the three months ended June 30, 2010 primarily due to higher pricing for all segments and favorable currency exchange rates primarily in Europe, Japan and Australia. These increases were partially offset by lower volume due to market softness.

•
Income from Operations for the three months ended June 30, 2011 increased by $53.5 million to $76.3 million from $22.8 million for the three months ended June 30, 2010. This increase was primarily due to lower restructuring charges of $46.6 million, the higher pricing, and improved performance due to cost savings, partially offset by higher inflation and the lower volume.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and flexible packaging.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2011	2010	2011	2010

NET SALES:
Paperboard Packaging	$907.2	$867.8	$1,732.2	$1,702.4
Flexible Packaging	173.5	168.7	349.1	338.2

Total	$1,080.7	$1,036.5	$2,081.3	$2,040.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$90.8	$75.0	$165.2	$150.7
Flexible Packaging	0.6	4.5	6.6	11.2
Corporate	(15.1)	(56.7)	(26.9)	(79.5)

Total	$76.3	$22.8	$144.9	$82.4

SECOND QUARTER 2011 COMPARED WITH SECOND QUARTER 2010
Net Sales

	Three Months Ended June 30,
			Increase	Percent
In millions	2011	2010	(Decrease)	Change

Paperboard Packaging	$907.2	$867.8	$39.4	4.5%
Flexible Packaging	173.5	168.7	4.8	2.8%

Total	$1,080.7	$1,036.5	$44.2	4.3%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2010	Price	Volume/Mix	Exchange	Total	2011

Paperboard Packaging	$867.8	$27.9	$(1.2)	$12.7	$39.4	$907.2
Flexible Packaging	168.7	7.9	(3.1)	—	4.8	173.5

Total	$1,036.5	$35.8	$(4.3)	$12.7	$44.2	$1,080.7

Paperboard Packaging
The Company’s Net Sales from paperboard packaging for the three months ended June 30, 2011 increased by $39.4 million, or 4.5%, to $907.2 million from $867.8 million for the same period in 2010 as a result of higher pricing for consumer and beverage products primarily due to inflationary cost pass throughs and for open market CUK, CRB and containerboard. Favorable foreign exchange rates primarily in Europe, Japan and Australia also positively impacted Net Sales. These increases were partially offset by lower volume for consumer products, soft drink, containerboard and open market CRB and CUK sales. The lower consumer products sales was due to the continuing impact of general market conditions in which volume was down primarily in cereal, dry foods and frozen foods. The decrease in soft drink sales volume was due to higher consumer pricing and prior year promotional activity. Beer volumes were up slightly due to the smaller craft beer market.
Flexible Packaging
The Company’s Net Sales from flexible packaging for the three months ended June 30, 2011 increased by $4.8 million to $173.5 million from $168.7 million as a result of higher pricing primarily due to negotiated inflationary pass throughs. The pricing increase was partially offset by lower volume as a result of the market conditions where construction and industrial sectors remained weak.
Income (Loss) from Operations

	Three Months Ended June 30,
			Increase	Percent
In millions	2011	2010	(Decrease)	Change

Paperboard Packaging	$90.8	$75.0	$15.8	21.1%
Flexible Packaging	0.6	4.5	(3.9)	(86.7%)
Corporate	(15.1)	(56.7)	41.6	N.M. (a)

Total	$76.3	$22.8	$53.5	234.6%

(a)	Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2010	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2011

Paperboard Packaging	$75.0	$27.9	$(1.0)	$(33.0)	$6.7	$15.2	$15.8	$90.8
Flexible Packaging	4.5	7.9	(0.7)	(10.7)	(0.1)	(0.3)	(3.9)	0.6
Corporate	(56.7)	—	—	—	0.1	41.5	41.6	(15.1)

Total	$22.8	$35.8	$(1.7)	$(43.7)	$6.7	$56.4	$53.5	$76.3

Note:
(a)	Includes the Company’s cost reduction initiatives and expenses related to the Altivity Transaction.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging for the three months ended June 30, 2011 increased by $15.8 million, or 21.1%, to $90.8 million from $75.0 million for the same period in 2010 as a result of the higher pricing, cost savings through continuous improvement programs and favorable currency rates. These increases were partially offset by inflation, which was primarily related to higher chemical-based inputs ($9.8 million); externally purchased board ($8.4 million); labor and related benefits ($8.1 million); secondary fiber ($7.5 million); freight ($4.4 million); and energy costs ($0.9 million), mainly due to the price of electricity. These higher costs were partially offset by lower wood ($1.9 million) and other costs ($4.2 million). During the second quarter 2011, the Company took down time in its converting facilities to manage inventory due to market softness, resulting in $5.9 million of higher costs due to lower absorption. Additionally, the Company recorded $2.3 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to planned closure of the Cincinnati, OH facility.
Flexible Packaging
The Company’s Income from Operations from flexible packaging for the three months ended June 30, 2011 decreased by $3.9 million, or 86.7%, to $0.6 million from $4.5 million for the same period in 2010 as a result of inflation. The inflation was primarily due to externally purchased paper ($5.0 million); resin ($2.1 million); labor and related benefits ($1.3 million); film ($1.3 million); and other costs ($1.0 million). Additionally, the Company recorded $1.6 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to the closure of the Jacksonville, AR facility. The higher costs were partially offset by the higher pricing and cost savings.
Corporate
The Company’s Loss from Operations from corporate for the three months ended June 30, 2011 was $15.1 million compared to $56.7 million for the same period in 2010. The change was primarily due to lower restructuring expenses of $46.6 million due to the finalization of merger-related activities last year and partially offset by higher stock compensation expense.

FIRST SIX MONTHS 2011 COMPARED WITH FIRST SIX MONTHS 2010
Net Sales

	Six Months Ended June 30,
			Increase	Percent
In millions	2011	2010	(Decrease)	Change

Paperboard Packaging	$1,732.2	$1,702.4	$29.8	1.8%
Flexible Packaging	349.1	338.2	10.9	3.2%

Total	$2,081.3	$2,040.6	$40.7	2.0%

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2010	Price	Volume/Mix	Exchange	Total	2011

Paperboard Packaging	$1,702.4	$42.8	$(29.4)	$16.4	$29.8	$1,732.2
Flexible Packaging	338.2	17.0	(6.8)	0.7	10.9	349.1

Total	$2,040.6	$59.8	$(36.2)	$17.1	$40.7	$2,081.3

Paperboard Packaging
The Company’s Net Sales from paperboard packaging for the first six months of 2011 increased by $29.8 million, or 1.8%, to $1,732.2 million from $1,702.4 million for the same period in 2010 as a result of higher pricing for consumer and beverage products, open market CUK and CRB, and containerboard. Favorable currency exchange rate changes, primarily in Europe, Japan and Australia, also positively impacted Net Sales. These increases were partially offset by lower volume for consumer products, soft drink, containerboard and open market CRB and CUK sales. The lower consumer products volume were due to the continuing impact of general market conditions in which volume was down primarily in cereal, dry foods and frozen foods. The decrease in soft drink volume was due to higher consumer pricing and prior year promotional activity. Beer volumes were up slightly driven by increases in the smaller craft beer market.
Flexible Packaging
The Company’s Net Sales from flexible packaging for the first six months of 2011 increased by $10.9 million, or 3.2%, to $349.1 million from $338.2 million for the same period in 2010 as a result of the higher pricing and favorable currency exchange rates in Canada, partially offset by the impact of lower volume/mix due to market softness in the building products, construction and industrial sectors.
Income (Loss) from Operations

	Six Months Ended June 30,
			Increase	Percent
In millions	2011	2010	(Decrease)	Change

Paperboard Packaging	$165.2	$150.7	$14.5	9.6%
Flexible Packaging	6.6	11.2	(4.6)	(41.1%)
Corporate	(26.9)	(79.5)	52.6	N.M (a)

Total	$144.9	$82.4	$62.5	75.8%

(a)	Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2010	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2011

Paperboard Packaging	$150.7	$42.8	$(5.2)	$(57.1)	$8.3	$25.7	$14.5	$165.2
Specialty Packaging	11.2	17.0	(2.1)	(22.1)	—	2.6	(4.6)	6.6
Corporate	(79.5)	—	—	—	2.2	50.4	52.6	(26.9)

Total	$82.4	$59.8	$(7.3)	$(79.2)	$10.5	$78.7	$62.5	$144.9

Note:
(a)	Includes the Company’s cost reduction initiatives and expenses related to the Altivity Transaction.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging for the first six months of 2011 increased by $14.5 million, or 9.6%, to $165.2 million from $150.7 million for the same period in 2010 as a result of the higher pricing, cost savings through continuous improvement programs primarily focused on maximizing productivity and minimizing waste in the production cycle and favorable currency exchange rates. These increases were partially offset by higher costs due to inflation, the lower volume in consumer and beverage products as well as higher stock compensation costs. The inflation was primarily related to higher chemical-based input ($17.7 million); externally purchased board ($17.2 million); secondary fiber ($12.5 million); labor and benefits ($11.8 million); and freight ($8.6 million). These higher costs were partially offset by lower wood ($5.1 million); energy costs ($1.8 million), mainly due to the price of natural gas; and other costs ($3.8 million). The first six months of 2011 were also negatively impacted by the storms in the Midwestern United States in February which interrupted shipments and resulted in lost sales for consumer products as well as the previously mentioned downtime taken in the converting facilities to manage inventory. Additionally, the Company recorded $2.3 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to the planned closure of the Cincinnati, OH facility.
Flexible Packaging
The Company’s Income from Operations from flexible packaging for the first six months of 2011 decreased by $4.6 million, or 41.1%, to $6.6 million from $11.2 million for the same period in 2010 as a result of inflation, soft volume and higher stock compensation costs. The inflation was related to externally purchased paper ($10.8 million); resin ($5.0 million); labor and benefits ($2.5 million); film ($1.9 million); freight ($1.1 million); and other inflation ($0.8 million). Additionally, the Company recorded $2.6 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to the closure of the Jacksonville, AR facility. The higher costs were partially offset by the higher pricing and cost savings through continuous improvement.
Corporate
The Company’s Loss from Operations from corporate for the first six months of 2011 was $26.9 million compared to $79.5 million for the same period in 2010. The change was primarily due to $55.1 million higher merger-related expense in 2010 primarily for the charges related to finalizing restructuring activities and favorable currency exchange impact, partially offset by higher stock compensation expense.
INTEREST EXPENSE, NET AND INCOME TAX EXPENSE
Interest Expense, Net
Interest Expense, Net was $75.9 million and $90.0 million for the first six months of 2011 and 2010, respectively. Interest Expense, Net decreased due to lower debt levels and lower average rates of the Company’s debt. As of June 30, 2011, approximately 32% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense
During the first six months of 2011, the Company recognized Income Tax Expense of $10.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $68.2 million. During the first six months of 2010, the Company recognized Income Tax Expense of $18.8 million on Loss before Income Taxes and Equity Income of Unconsolidated Entities of $8.5 million. Income Tax Expense for the first six months of 2011 and 2010 primarily relates to the noncash expense of $11.2 million and $15.9 million, respectively, associated with the amortization of goodwill for tax purposes. The Company has approximately $1.2 billion of net operating loss carryforwards for U.S. federal income tax purposes, which is currently being used and may be used to offset future taxable income.
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
Cash Flows

	Six Months Ended
	June 30,
In millions	2011	2010

Net Cash Provided by Operating Activities	$117.6	$95.6
Net Cash Used in Investing Activities	(124.5)	(37.1)
Net Cash Provided by (Used in) Financing Activities	57.5	(35.4)
Net cash provided by operating activities for the first six months of 2011 totaled $117.6 million, compared to $95.6 million for the same period in 2010. The increase was primarily due to higher net income, which was partially offset by higher working capital requirements due primarily to higher inventory levels as a result of lower sales volume.
Net cash used in investing activities for the first six months of 2011 totaled $124.5 million, compared to $37.1 million for the same period in 2010. This year over year change was due primarily to the acquisition of Sierra of $51.9 million; and an increase in capital spending of $31.1 million as a result of management’s decision to invest in capital projects to improve process capabilities and reduce costs including the previously announced biomass boiler project in Macon, GA.
Net cash provided by financing activities for the first six months of 2011 totaled $57.5 million compared to net cash used in financing activities of $35.4 million for the same period in 2010. This change was primarily due to the net proceeds from the equity offering of $238.0 million which was used to make payments of $150.0 million on the Company’s term loans and to repurchase its common stock for $32.9 million. In June 2010, the Company redeemed $34.9 million of its Senior Subordinated Notes due 2013.
In July 2011, the Company called the remaining $73.3 million of its Senior Subordinated Notes due 2013 for settlement on August 15, 2011.
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
Under the terms of the Credit Agreement, the Company must comply with a maximum consolidated secured leverage ratio, which is defined as the ratio of: (a) total long-term and short-term indebtedness of the Company and its consolidated subsidiaries as determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), plus the aggregate cash proceeds received by the Company and its subsidiaries from any receivables or other securitization, but excluding therefrom (i) all unsecured indebtedness, (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, and (iii) all secured indebtedness of foreign subsidiaries to (b) Adjusted EBITDA, which we refer to as Credit Agreement EBITDA(1). Pursuant to this financial covenant, the Company must maintain a maximum consolidated secured leverage ratio of less than the following:

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

At June 30, 2011, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:
               Consolidated Secured Leverage Ratio — 2.49 to 1.00
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

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended June 30, 2011 are listed below:

Twelve Months Ended
In millions	June 30, 2011

Net Income	$96.0
Income Tax Expense	19.0
Interest Expense, Net	160.4
Depreciation and Amortization	280.5
Equity Income of Unconsolidated Entities, Net of Dividends	(0.3)
Other Non-Cash Charges	39.9
Losses Associated with Sale/Write-Down of Assets	2.2
Other Non-Recurring/Extraordinary/Unusual Items	15.2
Projected Run Rate Cost Savings (a)	61.3

Credit Agreement EBITDA	$674.2

As of
In millions	June 30, 2011

Short-Term Debt	$19.7
Long-Term Debt	2,418.1

Total Debt	$2,437.8
Less Adjustments (b)	760.1

Consolidated Secured Indebtedness	$1,677.7

Notes:
(a)
As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $61.3 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended June 30, 2011. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)
Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

The Company’s credit rating was upgraded to BB by Standard & Poor’s and Ba3 by Moody’s Investor Services during the second quarter. As of June 30, 2011, Standard & Poor’s ratings on the Company have a positive outlook, while Moody’s Investor Services’ ratings on the Company have a stable outlook.
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
Capital Investment
The Company’s capital investment in the first six months of 2011 was $70.8 million compared to $39.7 million in the first six months of 2010. During the first six months of 2011, the Company had capital spending of $53.0 million for improving process capabilities, $8.3 million for capital spares and $9.5 million for manufacturing packaging machinery.
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
Total capital investment for 2011 is expected to be in the $170 million range and is expected to relate principally to the Company’s process capability improvements (approximately $136 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $14 million).
The Company also expects the following in 2011:
•	Depreciation and amortization in the $285 million range.

•	Interest expense of $145 million to $155 million, including $9 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net debt reduction from operations in the $200 million to $220 million range in addition to the use of the proceeds from the equity offering.

•	Pension plan contributions of $50 million to $70 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2011. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of common stock by the Company during the three months ended June 30, 2011:

				Maximum Number of
			Total Number of Shares	Shares That May Yet Be
	Total Number	Average	Purchased as Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Publicly Announced
Period	Purchased[1]	Per Share	Plans or Programs[1]	Plans or Programs

April 1, 2011 through April 30, 2011	6,500,000	$4.54	6,500,000	975,000
May 1, 2011 through May 31, 2011	764,922	$4.54	764,922	—
June 1, 2011 through June 30, 2011	—	—	—	—

Total	7,264,922	$4.54	7,264,922

[1]	All shares were purchased from the Grover C. Coors Trust with a portion of the proceeds from the equity offering as described in Note 1 of Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
ITEM 6. EXHIBITS
a)	Exhibit Index

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	July 28, 2011

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 28, 2011

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 28, 2011