Form 10-Q
period 2011-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2011-10-27
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of October 21, 2011, there were 389,337,134 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding expected deductions of goodwill for tax purposes, cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, net debt reduction, the availability of net operating losses to offset future taxable income, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2010 Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2011	2010	2011	2010
Net Sales	$1,073.3	$1,042.8	$3,154.6	$3,083.4
Cost of Sales	919.3	887.7	2,677.0	2,633.7
Selling, General and Administrative	75.8	80.9	255.7	236.7
Other Income, Net	(0.4)	(4.3)	(1.6)	(3.0)
Goodwill Impairment, Restructuring and Other Special Charges	96.3	—	96.3	55.1
(Loss) Income from Operations	(17.7)	78.5	127.2	160.9
Interest Expense, Net	(34.8)	(44.0)	(110.7)	(134.0)
Loss on Modification or Extinguishment of Debt	(1.3)	(6.5)	(2.1)	(7.4)
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	(53.8)	28.0	14.4	19.5
Income Tax Benefit (Expense)	5.6	(11.0)	(4.7)	(29.8)
(Loss) Income before Equity Income of Unconsolidated Entities	(48.2)	17.0	9.7	(10.3)
Equity Income of Unconsolidated Entities	0.7	0.6	1.6	1.4
Net (Loss) Income	($47.5)	$17.6	$11.3	($8.9)

(Loss) Income Per Share — Basic	($0.12)	$0.05	$0.03	($0.03)
(Loss) Income Per Share — Diluted	($0.12)	$0.05	$0.03	($0.03)
Weighted Average Number of Shares Outstanding — Basic	390.6	344.1	371.4	343.7
Weighted Average Number of Shares Outstanding — Diluted	390.6	347.2	376.8	343.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2011	December 31, 2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$157.1	$138.7
Receivables, Net	440.5	382.2
Inventories, Net	493.5	417.3
Other Current Assets	69.5	75.4
Total Current Assets	1,160.6	1,013.6
Property, Plant and Equipment, Net	1,612.3	1,641.5
Goodwill	1,121.6	1,205.2
Intangible Assets, Net	546.0	576.6
Other Assets	45.5	47.7
Total Assets	$4,486.0	$4,484.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$19.4	$26.0
Accounts Payable	382.2	361.5
Interest Payable	35.8	28.4
Other Accrued Liabilities	179.3	179.8
Total Current Liabilities	616.7	595.7
Long-Term Debt	2,344.3	2,553.1
Deferred Income Tax Liabilities	240.1	241.1
Other Noncurrent Liabilities	296.7	347.7
Total Liabilities	3,497.8	3,737.6

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 389,337,134 and 343,698,778 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3.9	3.4
Capital in Excess of Par Value	2,177.7	1,965.2
Accumulated Deficit	(997.0)	(1,008.3)
Accumulated Other Comprehensive Loss	(196.4)	(213.3)
Total Shareholders’ Equity	988.2	747.0
Total Liabilities and Shareholders’ Equity	$4,486.0	$4,484.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$11.3	$(8.9)
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	209.2	218.0
Goodwill Impairment Charge	96.3	—
Deferred Income Taxes	(0.7)	24.4
Amount of Postretirement Expense Less Than Funding	(30.7)	(14.8)
Other, Net	24.9	31.3
Changes in Operating Assets and Liabilities	(111.4)	(81.0)
Net Cash Provided by Operating Activities	198.9	169.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(108.4)	(73.9)
Acquisition of Business	(51.9)	—
Other, Net	(2.8)	1.5
Net Cash Used in Investing Activities	(163.1)	(72.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	237.7	—
Repurchase of Common Stock	(32.9)	—
Proceeds from Issuance or Modification of Debt	—	29.4
Payments on Debt	(223.3)	(101.7)
Borrowings under Revolving Credit Facilities	75.2	126.4
Payments on Revolving Credit Facilities	(73.3)	(124.6)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(10.2)
Other, Net	(0.2)	—
Net Cash Used in Financing Activities	(16.8)	(80.7)
Effect of Exchange Rate Changes on Cash	(0.6)	0.6
Net Increase in Cash and Cash Equivalents	18.4	16.5
Cash and Cash Equivalents at Beginning of Period	138.7	149.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157.1	$166.3

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

GPHC and Graphic Packaging Corporation (“GPC”) conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock, and GPC’s ownership of all of the outstanding common stock of Graphic Packaging International, Inc. (“GPII”).

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

Equity Offering

On April 20, 2011, the Company completed a 47.0 million share public offering of its common stock, par value $0.01 per share, priced at $4.75 per share. The offering resulted in net proceeds of $213.2 million, after deducting offering expenses. The Company used $29.5 million of the net proceeds from the offering to repurchase and subsequently retire 6.5 million shares of common stock held by the Grover C. Coors Trust (“Coors Trust”). In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 7.05 million shares to cover over-allotments, if any. At the end of the 30-day option period, on May 18, 2011, the Company issued an additional 5.5 million shares of its common stock at $4.75 per share and received net proceeds of $25.1 million after deducting offering expenses. The Company used $3.4 million of such additional net proceeds to repurchase at $4.75 per share and subsequently retire an additional 764,922 shares of the common stock held by the Coors Trust.

On April 29, 2011, the Company used $51.9 million of the proceeds from the offering to acquire substantially all of the assets of Sierra Pacific Packaging, Inc. (“Sierra”), a producer of folding cartons, beverage carriers and corrugated boxes for the consumer packaged goods industry. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the purchase date. During the third quarter, the Company finalized the purchase price allocation. The excess of the total purchase consideration over the aggregate fair value of identifiable net assets of $14.1 million was allocated to goodwill and the Company expects to deduct approximately $24 million of goodwill for tax purposes. The acquisition is included in the paperboard packaging segment.

The Company used the remaining net proceeds from its stock offerings to reduce its indebtedness and for general corporate purposes.

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

Accounting Standards Not Yet Adopted

In September 2011, the FASB issued guidance amending the Intangibles – Goodwill and Other topic of the FASB Codification. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. This guidance will be effective for the Company in the fourth quarter of 2011, to be applied prospectively, and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance amending the Compensation – Retirement Benefits – Multiemployer Plans topic of the FASB Codification. This amendment requires employers participating in material multiemployer pension and other postretirement benefits plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer's involvement in multiemployer plans. This guidance will be effective for the Company in the fourth quarter of 2011 and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

In May 2011, the FASB issued guidance amending the Fair Value Measurement topic of the FASB Codification. This amendment represents the converged guidance of the FASB and the International Accounting Standard Board on fair value measurement, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This guidance will be effective for the Company in the first quarter of 2012, to be applied prospectively, and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2011	December 31, 2010
Finished Goods	$261.0	$229.3
Work in Progress	47.1	36.5
Raw Materials	132.4	100.9
Supplies	53.0	50.6
Total	$493.5	$417.3

NOTE 3 — DEBT

During the three months ended September 30, 2011, the Company prepaid the remaining $73.3 million of its 9.5% Senior Subordinated Notes due 2013. During the second quarter of 2011, the Company used a portion of its proceeds from the equity offering to prepay $150.0 million of its term loans. These prepayments were treated as extinguishments of debt, and charges of $1.3 million and $0.8 million, respectively, consisting of unamortized finance costs were recorded as Loss on Modification or Extinguishment of Debt in the Company's Condensed Consolidated Statements of Operations. For more information regarding the characteristics of the Company’s debt, see “Note 6 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K.

Long-Term Debt is composed of the following:

In millions	September 30, 2011	December 31, 2010
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.3	$246.0
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.3	423.5
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	—	73.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.24% at September 30, 2011) payable through 2014	769.0	837.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.99% at September 30, 2011) payable through 2014	908.7	989.9
Senior Secured Revolving Facility with interest payable at various dates at floating rates (2.31% at September 30, 2011) payable in 2013	—	—
Other	8.3	2.0
	2,355.6	2,572.4
Less: current portion	11.3	19.3
Total	$2,344.3	$2,553.1

At September 30, 2011, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Revolving Credit Facility	$400.0	$—	$367.8
International Facilities	12.4	8.1	4.3
Total	$412.4	$8.1	$372.1

Note:

(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $32.2 million as of September 30, 2011. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2012 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of September 30, 2011, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs and stock awards granted in the first nine months of 2011 is as follows:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	3,963	$5.17
Stock Awards — Board of Directors	199	$5.43

During the nine months ended September 30, 2011 and 2010, $10.0 million and $7.5 million, respectively, were charged to compensation expense for stock incentive plans.

NOTE 5 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company maintains both defined benefit pension plans and postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees in North America and their dependents. The Company maintains international defined benefit pension plans which are either noncontributory or contributory and are funded in accordance with applicable local laws. Pension or termination benefits are based primarily on years of service and the employees’ compensation.

Currently, the North American defined benefit plans are closed to newly-hired salaried and non-union hourly employees. Effective July 1, 2011, the North American defined benefit plans were frozen for most salaried and non-union hourly employees and replaced with a defined contribution plan. The impact of the freeze recorded in the second quarter of 2011 was a curtailment gain of $0.8 million and a reduction in the liability of $7.8 million, resulting in a net decrease of $7.0 million in Accumulated Other Comprehensive Loss. During the third quarter of 2011, the Company closed its Cincinnati, OH facility and recorded a curtailment loss of $0.2 million, an increase in the liability of $11.3 million, and an increase Accumulated Other Comprehensive Loss of $11.1 million.

The U.K. and Canada defined benefit plans were frozen effective March 31, 2001 and December 31, 2009, respectively, and replaced with defined contribution plans.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Cost:
Service Cost	$4.9	$5.0	$14.5	$15.0	$0.4	$0.2	$1.0	$0.8
Interest Cost	13.1	12.7	39.2	38.1	0.7	0.7	2.2	2.1
Administrative Expenses	—	—	0.1	—	—	—	—	—
Expected Return on Plan Assets	(14.6)	(12.7)	(43.8)	(38.0)	—	—	—	—
Curtailment Loss (Gain)	0.2	—	(0.6)	—	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.1	0.3	0.3	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	3.5	2.3	10.1	6.9	(0.2)	(0.4)	(0.6)	(1.2)
Net Periodic Cost	$7.2	$7.4	$19.8	$22.3	$0.9	$0.5	$2.5	$1.6

Employer Contributions

The Company made contributions of $51.6 million and $36.6 million to its pension plans during the first nine months of 2011 and 2010, respectively. The Company expects to make contributions of $50 million to $60 million for the full year 2011. During 2010, the Company made $47.3 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.4 million and $1.6 million during the first nine months of 2011 and 2010, respectively. The Company estimates its postretirement health care benefit payments for the full year 2011 to be approximately $3 million. During 2010, the Company made postretirement health care benefit payments of $3.2 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At September 30, 2011 and December 31, 2010, the Company had interest rate swap agreements with a notional amount of $920 million and $1,250 million, respectively. The outstanding swap agreements, under which the Company will pay fixed rates of 2.24% to 3.84% and receive three-month LIBOR rates, expire on various dates in 2012.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first nine months of 2011 and 2010, there were no amounts or minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has entered into natural gas swap contracts to hedge pricing for approximately 70% of its expected natural gas usage for the remainder of 2011, with a weighted average contractual rate of $4.79 per one million British Thermal Units (“MMBTUs”), and for 40% of its expected natural gas usage for the first quarter of 2012, with a weighted average contractual price of $4.84 per MMBTU. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings.

During the first nine months of 2011 and 2010, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and gains/losses related to these contracts are recognized in Other Income, Net when the anticipated transaction affects income. At September 30, 2011, multiple forward exchange contracts existed that expire on various dates through 2012. Those purchased forward exchange contracts outstanding at September 30, 2011 and December 31, 2010, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2011 and December 31, 2010 had notional amounts totaling $21.3 million and $58.7 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2011 or during 2010 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2011 and December 31, 2010, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2011 and December 31, 2010, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2011 and December 31, 2010, had net notional amounts totaling $23.7 million and $8.2 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

As of September 30, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$0.1	Other Accrued Liabilities	$2.2	$0.8
Foreign Currency Contracts	Other Current Assets	0.2	0.7	Other Accrued Liabilities	0.8	0.6
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities and Interest Payable	13.9	33.3
Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	0.8	—	Other Accrued Liabilities	—	0.3
Total Derivative Contracts		$1.0	$0.8		$16.9	$35.0

The fair values of the Company’s other financial assets and liabilities at September 30, 2011 and December 31, 2010 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,371.7 million and $2,626.8 million as compared to the carrying amounts of $2,355.6 million and $2,572.4 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of Long-Term Debt is based on quoted market prices.

Effect of Derivative Instruments

The effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Effective Portion)	Amount of (Gain) Recognized in Statement of Operations (Ineffective Portion)

	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
In millions	2011	2010		2011	2010		2011	2010
Commodity Contracts	$2.4	$4.2	Cost of Sales	$0.4	$1.3	Cost of Sales	$—	($0.1)
Foreign Currency Contracts	0.3	1.6	Other (Income) Expense, Net	0.6	(1.0)	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	(0.2)	6.8	Interest Expense, Net	5.6	8.3	Interest Expense, Net	—	—
Total	$2.5	$12.6		$6.6	$8.6		$—	($0.1)

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Ineffective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Amount of (Gain) Recognized in Statement of Operations (Ineffective Portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
In millions	2011	2010		2011	2010		2011	2010
Commodity Contracts	$3.9	$9.8	Cost of Sales	$2.5	$3.4	Cost of Sales	$—	$—
Foreign Currency Contracts	2.3	(0.1)	Other (Income) Expense, Net	1.1	(0.5)	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	1.5	24.4	Interest Expense, Net	18.7	26.8	Interest Expense, Net	—	(0.2)
Total	$7.7	$34.1		$22.3	$29.7		$—	($0.2)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
In millions		2011	2010	2011	2010
Foreign Currency Contracts	Other (Income) Expense, Net	$(1.6)	$1.8	$(0.2)	$1.4

Accumulated Derivative Instruments (Loss) Gain

The following is a rollforward of Accumulated Derivative Instruments (Loss) Gain which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions
Balance at December 31, 2010	$(27.4)
Reclassification to earnings	22.3
Current period change in fair value	(7.7)
Balance at September 30, 2011	$(12.8)

At September 30, 2011, the Company expects to reclassify approximately $12.8 million of losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 7 — GOODWILL IMPAIRMENT

The Company's expectations for an economic recovery in the construction and housing markets in 2011 has not occurred. Based on declines in current operating results against these projections, the Company performed an interim impairment analysis for a reporting unit within the flexible packaging segment as of September 30, 2011. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. This valuation approach is based on Level 3 inputs in the fair value hierarchy. See "Note 11 - Fair Value Measurement" of the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K. Based on this analysis, the Company recorded an estimated non-cash pre-tax impairment charge of $96.3 million in the third quarter of 2011. This charge is recorded as Goodwill Impairment, Restructuring and Other Special Charges in the Company's Condensed Consolidated Financial Statements. In addition, a tax benefit of $16.3 million was recorded and is included as Income Tax Benefit (Expense). The net impact of the charge is $80.0 million. Prior to the impairment charge, the amount of goodwill attributable to the reporting unit was approximately $112 million.

NOTE 8 — INCOME TAXES

During the three and nine months ended September 30, 2011, the Company recognized an Income Tax Benefit (Expense) of $5.6 million and $(4.7) million on (Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities of $(53.8) million and $14.4 million, respectively. During the three and nine months ended September 30, 2010, the Company recognized Income Tax Expense of $11.0 million and $29.8 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $28.0 million and $19.5 million. Income Tax Benefit (Expense) for the three and nine month periods ended September 30, 2011 primarily relates to the $16.3 million benefit related to the non-cash goodwill impairment charge. This benefit was offset by the non-cash expense of $5.5 million and $16.7 million, respectively, associated with the amortization of goodwill for tax purposes. Income Tax Expense for the three and nine month periods ended September 30, 2010 primarily relates to the non-cash expense of $7.9 million and $23.8 million, respectively, associated with the amortization of goodwill for tax purposes. The Company has approximately $1.2 billion of NOLs for U.S. federal income tax purposes, which is currently being used and may be used to offset future taxable income.

NOTE 9 — COMPREHENSIVE INCOME (LOSS)
The following table shows the components of Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2011	2010	2011	2010
Net (Loss) Income	($47.5)	$17.6	$11.3	($8.9)
Other Comprehensive Income (Loss):
Derivative Instruments Income (Loss)	4.1	(4.0)	14.6	(4.4)
Pension Benefit Plans	(7.7)	2.4	6.1	7.2
Postretirement Benefit Plans	—	(0.5)	(0.5)	(1.4)
Postemployment Benefit Plans	—	0.1	0.1	0.3
Currency Translation Adjustment	(12.3)	11.0	(3.4)	3.3
Total Comprehensive (Loss) Income	($63.4)	$26.6	$28.2	($3.9)

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

NOTE 11 — SEGMENT INFORMATION

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010.

The paperboard packaging segment is highly integrated and includes a system of mills and plants that produces a broad range of paperboard grades convertible into folding cartons. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging reportable segment includes the design, manufacture and installation of packaging machinery related to the assembly of cartons and the production and sale of corrugated medium and kraft paper from paperboard mills in the U.S.

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2011	2010	2011	2010
NET SALES:
Paperboard Packaging	$894.1	$873.3	$2,626.3	$2,575.7
Flexible Packaging	179.2	169.5	528.3	507.7
Total	$1,073.3	$1,042.8	$3,154.6	$3,083.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$93.0	$86.8	$258.2	$237.5
Flexible Packaging	(94.2)	1.6	(87.6)	12.8
Corporate	(16.5)	(9.9)	(43.4)	(89.4)
Total	($17.7)	$78.5	$127.2	$160.9

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2011	2010	2011	2010
Net (Loss) Income	($47.5)	$17.6	$11.3	($8.9)
Weighted Average Shares:
Basic	390.6	344.1	371.4	343.7
Dilutive Effect of Stock Awards	—	3.1	5.4	—
Diluted	390.6	347.2	376.8	343.7
(Loss) Earnings Per Share — Basic and Diluted	($0.12)	$0.05	$0.03	($0.03)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Employee Stock Options	5,206,917	4,942,072	4,633,817	5,356,417
Restricted Stock Units	7,817,109	—	—	4,495,561
Total	13,024,026	4,942,072	4,633,817	9,851,978

NOTE 13 — GUARANTOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended September 30, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$879.9	$139.0	$120.6	($66.2)	$1,073.3
Cost of Sales	—	747.7	125.5	112.3	(66.2)	919.3
Selling, General and Administrative	—	59.8	9.2	6.8	—	75.8
Other Expense (Income), Net	—	0.6	0.6	(1.6)	—	(0.4)
Goodwill Impairment, Restructuring and Other Special Charges	—	76.9	—	19.4	—	96.3
(Loss) Income from Operations	—	(5.1)	3.7	(16.3)	—	(17.7)
Interest Expense, Net	—	(34.4)	—	(0.4)	—	(34.8)
Loss on Modification or Extinguishment of Debt	—	(1.3)	—	—	—	(1.3)
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	—	(40.8)	3.7	(16.7)	—	(53.8)
Income Tax Benefit (Expense)	—	7.2	—	(1.6)	—	5.6
(Loss) Income before Equity Income of Unconsolidated Entities	—	(33.6)	3.7	(18.3)	—	(48.2)
Equity Income of Unconsolidated Entities	—	—	—	0.7	—	0.7
Equity in Net Earnings of Subsidiaries	(47.5)	(13.9)	(18.1)	—	79.5	—
Net (Loss) Income	($47.5)	($47.5)	($14.4)	($17.6)	$79.5	($47.5)

	Three Months Ended September 30, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$844.3	$132.1	$106.8	($40.4)	$1,042.8
Cost of Sales	—	711.3	119.8	97.0	(40.4)	887.7
Selling, General and Administrative	—	64.5	8.6	7.8	—	80.9
Other Income, Net	—	(4.1)	—	(0.2)	—	(4.3)
Income from Operations	—	72.6	3.7	2.2	—	78.5
Interest Expense, Net	—	(43.7)	—	(0.3)	—	(44.0)
Loss on Modification or Extinguishment of Debt	—	(6.5)	—	—	—	(6.5)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	22.4	3.7	1.9	—	28.0
Income Tax Expense	—	(7.9)	(0.4)	(2.7)	—	(11.0)
Income (Loss) before Equity Income of Unconsolidated Entities	—	14.5	3.3	(0.8)	—	17.0
Equity Income of Unconsolidated Entities	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	17.6	3.1	(0.8)	—	(19.9)	—
Net Income (Loss)	$17.6	$17.6	$2.5	($0.2)	($19.9)	$17.6

	Nine Months Ended September 30, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,568.1	$411.4	$361.4	($186.3)	$3,154.6
Cost of Sales	—	2,165.0	367.5	330.8	(186.3)	2,677.0
Selling, General and Administrative	—	206.3	27.4	22.0	—	255.7
Other (Income) Expense, Net	—	(1.0)	0.6	(1.2)	—	(1.6)
Goodwill Impairment, Restructuring and Other Special Charges	—	76.9	—	19.4	—	96.3
Income (Loss) from Operations	—	120.9	15.9	(9.6)	—	127.2
Interest Expense, Net	—	(109.5)	—	(1.2)	—	(110.7)
Loss on Modification or Extinguishment of Debt	—	(2.1)	—	—	—	(2.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	9.3	15.9	(10.8)	—	14.4
Income Tax Expense	—	(2.6)	—	(2.1)	—	(4.7)
Income (Loss) before Equity Income of Unconsolidated Entities	—	6.7	15.9	(12.9)	—	9.7
Equity Income of Unconsolidated Entities	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	11.3	4.6	(17.8)	—	1.9	—
Net Income (Loss)	$11.3	$11.3	($1.9)	($11.3)	$1.9	$11.3

	Nine Months Ended September 30, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,496.7	$396.7	$318.4	($128.4)	$3,083.4
Cost of Sales	—	2,121.2	351.2	289.7	(128.4)	2,633.7
Selling, General and Administrative	—	187.4	26.3	23.0	—	236.7
Other Income, Net	—	(2.5)	—	(0.5)	—	(3.0)
Goodwill Impairment, Restructuring and Other Special Charges	—	55.1	—	—	—	55.1
Income from Operations	—	135.5	19.2	6.2	—	160.9
Interest Expense, Net	—	(132.9)	—	(1.1)	—	(134.0)
Loss on Modification or Extinguishment of Debt	—	(7.4)	—	—	—	(7.4)
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	—	(4.8)	19.2	5.1	—	19.5
Income Tax Expense	—	(23.7)	(0.4)	(5.7)	—	(29.8)
(Loss) Income before Equity Income of Unconsolidated Entities	—	(28.5)	18.8	(0.6)	—	(10.3)
Equity Income of Unconsolidated Entities	—	—	—	1.4	—	1.4
Equity in Net Earnings of Subsidiaries	(8.9)	19.6	0.6	—	(11.3)	—
Net (Loss) Income	($8.9)	($8.9)	$19.4	$0.8	($11.3)	($8.9)

	September 30, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$130.9	$—	$26.2	$—	$157.1
Receivables, Net	—	303.1	54.6	82.8	—	440.5
Inventories, Net	—	356.3	67.2	70.0	—	493.5
Intercompany	16.7	138.7	(94.1)	(61.3)	—	—
Other Current Assets	—	65.9	0.8	2.8	—	69.5
Total Current Assets	16.7	994.9	28.5	120.5	—	1,160.6
Property, Plant and Equipment, Net	—	1,442.9	110.5	59.1	(0.2)	1,612.3
Investment in Consolidated Subsidiaries	971.5	227.6	(22.5)	138.8	(1,315.4)	—
Goodwill	—	1,108.0	—	13.6	—	1,121.6
Intangible Assets, Net	—	536.3	—	9.7	—	546.0
Other Assets	—	31.9	0.1	13.5	—	45.5
Total Assets	$988.2	$4,341.6	$116.6	$355.2	($1,315.6)	$4,486.0

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$9.9	$—	$9.5	$—	$19.4
Accounts Payable	—	291.7	44.1	46.4	—	382.2
Interest Payable	—	35.8	—	—	—	35.8
Other Accrued Liabilities	—	156.9	7.1	15.3	—	179.3
Total Current Liabilities	—	494.3	51.2	71.2	—	616.7
Long-Term Debt	—	2,343.9	—	0.4	—	2,344.3
Deferred Income Tax Liabilities	—	237.6	—	2.5	—	240.1
Other Noncurrent Liabilities	—	294.3	—	2.4	—	296.7
Total Liabilities	—	3,370.1	51.2	76.5	—	3,497.8

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	988.2	971.5	65.4	278.7	(1,315.6)	988.2
Total Liabilities and Shareholders’ Equity	$988.2	$4,341.6	$116.6	$355.2	($1,315.6)	$4,486.0

	December 31, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$107.1	$—	$31.6	$—	$138.7
Receivables, Net	—	266.1	46.0	70.1	—	382.2
Inventories, Net	—	315.8	55.2	46.3	—	417.3
Intercompany	8.8	144.0	(103.3)	(49.5)	—	—
Other Current Assets	—	69.4	1.0	5.0	—	75.4
Total Current Assets	8.8	902.4	(1.1)	103.5	—	1,013.6
Property, Plant and Equipment, Net	—	1,460.0	119.5	62.2	(0.2)	1,641.5
Investment in Consolidated Subsidiaries	738.2	220.8	0.8	129.6	(1,089.4)	—
Goodwill	—	1,170.7	—	34.5	—	1,205.2
Intangible Assets, Net	—	564.9	—	11.7	—	576.6
Other Assets	—	35.3	0.2	12.2	—	47.7
Total Assets	$747.0	$4,354.1	$119.4	$353.7	($1,089.6)	$4,484.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$18.9	$—	$7.1	$—	$26.0
Accounts Payable	—	281.6	38.0	41.9	—	361.5
Interest Payable	—	28.4	—	—	—	28.4
Other Accrued Liabilities	—	157.4	8.7	13.7	—	179.8
Total Current Liabilities	—	486.3	46.7	62.7	—	595.7
Long-Term Debt	—	2,552.2	—	0.9	—	2,553.1
Deferred Income Tax Liabilities	—	237.1	—	4.0	—	241.1
Other Noncurrent Liabilities	—	340.3	—	7.4	—	347.7
Total Liabilities	—	3,615.9	46.7	75.0	—	3,737.6

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	747.0	738.2	72.7	278.7	(1,089.6)	747.0
Total Liabilities and Shareholders’ Equity	$747.0	$4,354.1	$119.4	$353.7	($1,089.6)	$4,484.6

	Nine Months Ended September 30, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$11.3	$11.3	($1.9)	($11.3)	$1.9	$11.3
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	188.1	13.9	7.2	—	209.2
Goodwill Impairment Charge	—	76.9	—	19.4	—	96.3
Deferred Income Taxes	—	—	(0.7)	—	—	(0.7)
Amount of Postretirement Expense (Less) Greater Than Funding	—	(27.8)	0.3	(3.2)	—	(30.7)
Equity in Net Earnings of Subsidiaries	(11.3)	(4.6)	17.8	—	(1.9)	—
Other, Net	—	24.4	—	0.5	—	24.9
Changes in Operating Assets and Liabilities	—	(73.2)	(25.1)	(13.1)	—	(111.4)
Net Cash Provided by (Used in) Operating Activities	—	195.1	4.3	(0.5)	—	198.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(97.9)	(4.3)	(6.2)	—	(108.4)
Acquisition of Business	—	(51.9)	—	—	—	(51.9)
Other, Net	(204.8)	(2.8)	—	—	204.8	(2.8)
Net Cash (Used in) Provided by Investing Activities	(204.8)	(152.6)	(4.3)	(6.2)	204.8	(163.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	237.7	—	—	—	—	237.7
Repurchase of Common Stock	(32.9)	—	—	—	—	(32.9)
Payments on Debt	—	(223.3)	—	—	—	(223.3)
Borrowings under Revolving Credit Facilities	—	30.0	—	45.2	—	75.2
Payments on Revolving Credit Facilities	—	(30.0)	—	(43.3)	—	(73.3)
Other, Net	—	204.6	—	—	(204.8)	(0.2)
Net Cash Provided by (Used in) Financing Activities	204.8	(18.7)	—	1.9	(204.8)	(16.8)

Effect of Exchange Rate Changes on Cash	—	—	—	(0.6)	—	(0.6)
Net Increase (Decrease) in Cash and Cash Equivalents	—	23.8	—	(5.4)	—	18.4
Cash and Cash Equivalents at Beginning of Period	—	107.1	—	31.6	—	138.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$130.9	$—	$26.2	$—	$157.1

	Nine Months Ended September 30, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	($8.9)	($8.9)	$19.4	$0.8	($11.3)	($8.9)
Non-cash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	198.9	12.5	6.6	—	218.0
Deferred Income Taxes	—	23.8	0.6	—	—	24.4
Amount of Postretirement Expense Less Than Funding	—	(13.1)	—	(1.7)	—	(14.8)
Equity in Net Earnings of Subsidiaries	8.9	(19.6)	(0.6)	—	11.3	—
Other, Net	—	31.3	—	—	—	31.3
Changes in Operating Assets and Liabilities	—	(47.0)	(29.9)	(4.1)	—	(81.0)
Net Cash Provided by Operating Activities	—	165.4	2.0	1.6	—	169.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(66.6)	(2.0)	(5.3)	—	(73.9)
Other, Net	—	1.5	—	—	—	1.5
Net Cash Used in Investing Activities	—	(65.1)	(2.0)	(5.3)	—	(72.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	29.4	—	—	—	29.4
Payments on Debt	—	(101.7)	—	—	—	(101.7)
Borrowings under Revolving Credit Facilities	—	82.4	—	44.0	—	126.4
Payments on Revolving Credit Facilities	—	(82.4)	—	(42.2)	—	(124.6)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(10.2)	—	—	—	(10.2)
Net Cash (Used in) Provided by Financing Activities	—	(82.5)	—	1.8	—	(80.7)

Effect of Exchange Rate Changes on Cash	—	—	—	0.6	—	0.6
Net Increase in Cash and Cash Equivalents	—	17.8	—	(1.3)	—	16.5
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$142.1	$—	$24.2	$—	$166.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢	Overview of Business

➢	Overview of 2011 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”), coated-recycled board (“CRB”) and uncoated-recycled board(“URB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

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

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; (iii) to develop and market innovative, sustainable products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first nine months of 2011 by $117.8 million, compared to the first nine months of 2010. The higher costs in 2011 are primarily related to chemical-based inputs ($32.6 million); labor and related benefits ($21.9 million); externally purchased board ($21.7 million); secondary fiber ($17.3 million); freight ($15.9 million); externally purchased paper ($15.6 million); and film ($3.3 million). These higher costs were partially offset by lower wood costs ($6.0 million); energy costs ($1.5 million), due primarily to the price of natural gas; and other costs ($3.0 million).

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

Substantial Debt Obligations. The Company had $2,363.7 million of outstanding debt obligations as of September 30, 2011. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement dated May 16, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Indentures”) also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first nine months of 2011, the Company achieved $64.6 million in cost savings as compared to the first nine months of 2010, through its continuous improvement programs and manufacturing initiatives.

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

•
Net Sales for the three months ended September 30, 2011 increased by $30.5 million, or 2.9%, to $1,073.3 million from $1,042.8 million for the three months ended September 30, 2010 primarily due to higher pricing for all segments and favorable currency exchange rates, primarily in Europe, Japan and Australia. These increases were partially offset by lower volume due to market softness for consumer products and lower open market CUK and CRB sales, which is partially offset by volume improvement due to increased demand on certain specialty products (i.e., shingle wrap) in the flexible packaging segment.

•
Loss from Operations for the three months ended September 30, 2011 was $17.7 million compared to Income from Operations of $78.5 million for the three months ended September 30, 2010. The change is primarily due to the non-cash goodwill impairment charge of $96.3 million discussed below. Adjusting for the impairment charge, Income from Operations was $78.6 million, an increase of $0.1 million, which was primarily due to the higher pricing and improved performance due to cost savings, offset by higher inflation and the lower volume.

•
Due to declines in the current and forecasted operating results for a reporting unit within the flexible packaging segment, the Company performed an interim impairment analysis for this reporting unit as of September 30, 2011. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. Based on this analysis, the Company recorded an estimated non-cash pre-tax impairment charge of $96.3 million in the third quarter of 2011. This charge is recorded as Goodwill Impairment, Restructuring and Other Special Charges in the Company's Condensed Consolidated Financial Statements. In addition, a tax benefit of $16.3 million was recorded and is included as Income Tax Benefit (Expense). The net impact of the charge is $80.0 million. Prior to the impairment charge, the amount of goodwill attributable to the reporting unit was approximately $112 million.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2011	2010	2011	2010
NET SALES:
Paperboard Packaging	$894.1	$873.3	$2,626.3	$2,575.7
Flexible Packaging	179.2	169.5	528.3	507.7
Total	$1,073.3	$1,042.8	$3,154.6	$3,083.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$93.0	$86.8	$258.2	$237.5
Flexible Packaging	(94.2)	1.6	(87.6)	12.8
Corporate	(16.5)	(9.9)	(43.4)	(89.4)
Total	($17.7)	$78.5	$127.2	$160.9

THIRD QUARTER 2011 COMPARED WITH THIRD QUARTER 2010

Net Sales

	Three Months Ended September 30,
In millions	2011	2010	Increase	Percent Change
Paperboard Packaging	$894.1	$873.3	$20.8	2.4%
Flexible Packaging	179.2	169.5	9.7	5.7%
Total	$1,073.3	$1,042.8	$30.5	2.9%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2010	Price	Volume/Mix	Exchange	Total	2011
Paperboard Packaging	$873.3	$21.4	($8.6)	$8.0	$20.8	$894.1
Flexible Packaging	169.5	7.4	2.3	—	9.7	179.2
Total	$1,042.8	$28.8	($6.3)	$8.0	$30.5	$1,073.3

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended September 30, 2011 increased by $20.8 million, or 2.4%, to $894.1 million from $873.3 million for the same period in 2010 as a result of higher pricing for consumer and beverage products primarily due to inflationary cost pass throughs and for open market board sales of CUK and CRB. Favorable foreign exchange rates primarily in Europe, Japan and Australia also positively impacted Net Sales. These increases were partially offset by lower volume for consumer products, containerboard and open market CUK and CRB sales. The lower consumer products sales were due to the continuing impact of general market conditions in which volume was down primarily in cereal, dry foods and frozen foods.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended September 30, 2011 increased by $9.7 million or 5.7%, to $179.2 million from $169.5 million for the same period in 2010 as a result of higher pricing primarily due to negotiated inflationary pass throughs and volume improvement due to increased demand on certain specialty products (i.e., shingle wrap). The increases were partially offset by lower volume as a result of the market conditions where construction and industrial sectors remained weak.

Income (Loss) from Operations

	Three Months Ended September 30,
In millions	2011	2010	Increase(Decrease)	Percent Change
Paperboard Packaging	$93.0	$86.8	$6.2	7.1%
Flexible Packaging	(94.2)	1.6	(95.8)	N.M (a)
Corporate	(16.5)	(9.9)	(6.6)	N.M (a)
Total	($17.7)	$78.5	($96.2)	N.M (a)

(a)	Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2010	Price	Volume/Mix	Inflation	Exchange	Other	Total	2011
Paperboard Packaging	$86.8	$21.4	($2.1)	($27.1)	$4.9	$9.1	$6.2	$93.0
Flexible Packaging	1.6	7.4	(0.2)	(11.5)	—	(91.5)	(95.8)	(94.2)
Corporate	(9.9)	—	—	—	(4.5)	(2.1)	(6.6)	(16.5)
Total	$78.5	$28.8	($2.3)	($38.6)	$0.4	($84.5)	($96.2)	($17.7)

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended September 30, 2011 increased $6.2 million, or 7.1%, to $93.0 million from $86.8 million for the same period in 2010 as a result of the higher pricing, cost savings through continuous improvement programs and favorable currency rates. These increases were partially offset by inflation, which was primarily related to higher chemical-based inputs ($6.6 million); labor and related benefits ($5.9 million); freight ($5.5 million); secondary fiber ($4.8 million); externally purchased board ($4.5 million); energy costs ($0.3 million), mainly due to the price of electricity; and other costs ($0.4 million). These higher costs were partially offset by lower wood ($0.9 million) . During the third quarter 2011, the Company took down time in its converting facilities to manage inventory due to market softness, resulting in approximately $5 million of higher costs due to lower absorption. Additionally, the Company completed its annual maintenance outages at the Macon mill during the quarter, which resulted in four more days of down time compared to the same period of last year. The Company also recorded $3.8 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to the planned closure of the Cincinnati, OH facility.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the three months ended September 30, 2011 of $94.2 million compared to Income from Operations of $1.6 million for the same period in 2010 was a result of the non-cash goodwill impairment charge of $96.3 million. Adjusting for the impairment charge, Income from Operations was $2.1 million, an increase of $0.5 million from the same period of last year, which was due to the higher pricing and cost savings. These increases were partially offset by inflation, which was primarily due to externally purchased paper ($4.8 million); resin ($2.3 million); labor and related benefits ($1.7 million); film ($1.1 million); freight ($0.6 million); and other costs ($1.0 million).

Corporate

The Company’s Loss from Operations from corporate for the three months ended September 30, 2011 was $16.5 million compared to $9.9 million for the same period in 2010. The change was primarily the negative impact of the foreign exchange rates on the Company's derivative instruments, and higher general corporate costs.

FIRST NINE MONTHS 2011 COMPARED WITH FIRST NINE MONTHS 2010

Net Sales

	Nine Months Ended September 30,
In millions	2011	2010	Increase	Percent Change
Paperboard Packaging	$2,626.3	$2,575.7	$50.6	2.0%
Flexible Packaging	528.3	507.7	20.6	4.1%
Total	$3,154.6	$3,083.4	$71.2	2.3%

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2010	Price	Volume/Mix	Exchange	Total	2011
Paperboard Packaging	$2,575.7	$64.2	($38.0)	$24.4	$50.6	$2,626.3
Flexible Packaging	507.7	24.4	(4.5)	0.7	20.6	528.3
Total	$3,083.4	$88.6	($42.5)	$25.1	$71.2	$3,154.6

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the first nine months of 2011 increased by $50.6 million, or 2.0%, to $2,626.3 million from $2,575.7 million for the same period in 2010 as a result of higher pricing for consumer and beverage products, open market board sales of CUK and CRB, and containerboard. Favorable currency exchange rate changes, primarily in Europe, Japan and Australia, also positively impacted Net Sales. These increases were partially offset by lower volume for consumer products, soft drink, containerboard and open market board sales of CRB and CUK. The lower consumer products volume was due to the continuing impact of general market conditions in which volume was down primarily in cereal, dry foods and frozen foods.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the first nine months of 2011 increased by $20.6 million, or 4.1%, to $528.3 million from $507.7 million for the same period in 2010 as a result of the higher pricing and favorable currency exchange rates in Canada, partially offset by the impact of lower volume/mix due to market softness in the building products, construction and industrial sectors.

Income (Loss) from Operations

	Nine Months Ended September 30,
In millions	2011	2010	Increase (Decrease)	Percent Change
Paperboard Packaging	$258.2	$237.5	$20.7	8.7%
Flexible Packaging	(87.6)	12.8	(100.4)	N.M. (a)
Corporate	(43.4)	(89.4)	46.0	N.M. (a)
Total	$127.2	$160.9	($33.7)	(20.9)%

(a)	Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2010	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2011
Paperboard Packaging	$237.5	$64.2	($7.3)	($84.2)	$13.2	$34.8	$20.7	$258.2
Flexible Packaging	12.8	24.4	(2.3)	(33.6)	—	(88.9)	(100.4)	(87.6)
Corporate	(89.4)	—	—	—	(2.3)	48.3	46.0	(43.4)
Total	$160.9	$88.6	($9.6)	($117.8)	$10.9	($5.8)	($33.7)	$127.2

Note:

(a)	Includes the Company’s cost reduction initiatives and expenses related to the Altivity Transaction.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the first nine months of 2011 increased by $20.7 million, or 8.7%, to $258.2 million from $237.5 million for the same period in 2010 as a result of the higher pricing, cost savings through continuous improvement programs primarily focused on maximizing productivity and minimizing waste in the production cycle and favorable currency exchange rates. These increases were partially offset by higher costs due to inflation and the lower volume in consumer and beverage products. The inflation was primarily related to higher chemical-based input ($24.2 million); externally purchased board ($21.7 million); labor and benefits ($17.7 million); secondary fiber ($17.3 million); and freight ($14.2 million). These higher costs were partially offset by lower wood ($6.0 million); energy costs ($1.5 million), mainly due to the price of natural gas; and other costs ($3.4 million). The first nine months of 2011 were also negatively impacted by the previously mentioned market down time taken in the converting facilities to manage inventory, the timing of the maintenance outages and the storms in the Midwestern United States in February, which interrupted shipments and resulted in lost sales for consumer products. Additionally, the Company recorded $6.1 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to the planned closure of the Cincinnati, OH facility.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the first nine months of 2011 was $87.6 million, compared to Income from Operation of $12.8 million for the same period in 2010 as a result of the non-cash goodwill impairment charge of $96.3 million, inflation and the lower volume. The inflation was related to externally purchased paper ($15.6 million); resin ($7.3 million); labor and benefits ($4.2 million); film ($3.3 million); freight ($1.7 million); and other inflation ($1.5 million). Additionally, the Company recorded $2.6 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to the closure of the Jacksonville, AR facility. The higher costs were partially offset by the higher pricing and cost savings through continuous improvement.

Corporate

The Company’s Loss from Operations from corporate for the first nine months of 2011 was $43.4 million compared to $89.4 million for the same period in 2010. The change was primarily due to $55.1 million of merger-related expense in 2010 primarily for the charges related to finalizing restructuring activities, partially offset by higher general corporate costs and unfavorable currency exchange impact.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE

Interest Expense, Net

Interest Expense, Net was $110.7 million and $134.0 million for the first nine months of 2011 and 2010, respectively. Interest Expense, Net decreased due to lower debt levels and lower average interest rates on the Company’s debt. As of September 30, 2011, approximately 32% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the first nine months of 2011, the Company recognized Income Tax Expense of $4.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $14.4 million. During the first nine months of 2010, the Company recognized Income Tax Expense of $29.8 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $19.5 million. Income Tax Expense for the nine month period ended September 30, 2011 primarily relates to the non-cash expense of $16.7 million associated with the amortization of goodwill for tax purposes. This was partially offset by the the $16.3 million benefit related to the non-cash goodwill impairment charge. Income Tax Expense for the nine month period ended September 30, 2010 primarily relates to the non-cash expense of $23.8 million associated with the amortization of goodwill for tax purposes. The Company has approximately $1.2 billion of net operating loss carryforwards for U.S. federal income tax purposes, which is currently being used and may be used to offset future taxable income.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2011	2010
Net Cash Provided by Operating Activities	$198.9	$169.0
Net Cash Used in Investing Activities	(163.1)	(72.4)
Net Cash Used in Financing Activities	(16.8)	(80.7)

Net cash provided by operating activities for the first nine months of 2011 totaled $198.9 million, compared to $169.0 million for the same period in 2010. The increase was primarily due to higher net income, which was partially offset by higher working capital requirements due primarily to higher inventory levels as a result of lower than anticipated sales volume.

Net cash used in investing activities for the first nine months of 2011 totaled $163.1 million, compared to $72.4 million for the same period in 2010. This year over year change was due primarily to the acquisition of Sierra of $51.9 million; and an increase in capital spending of $34.5 million as a result of management’s decision to invest in capital projects to improve process capabilities and reduce costs, including the previously announced biomass boiler project in Macon, GA.

Net cash used in financing activities for the first nine months of 2011 totaled $16.8 million compared to net cash used in financing activities of $80.7 million for the same period in 2010. This change was primarily due to the net proceeds from the equity offering of $238.0 million which was used to make payments of $150.0 million on the Company’s term loans and to repurchase its common stock for $32.9 million. In August 2011, the Company prepaid the remaining $73.3 million balance of its 9.5% Senior Subordinated Notes due 2013. In June and August 2010, the Company prepaid $34.9 million and $66.8 million of its 9.5% Senior Subordinated Notes due 2013. Additionally, on September 29, 2010, the Company completed the issuance and sale of $250.0 million of aggregate principal amount of its 7.875% Senior Notes due in 2018. A portion of the proceeds were used to retire, through a tender offer, $220.6 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2013.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company’s 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (“Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

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

At September 30, 2011, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:

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

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended September 30, 2011 are listed below:

Twelve Months Ended
In millions	September 30, 2011
Net Income	$30.9
Income Tax Expense	2.4
Interest Expense, Net	151.2
Depreciation and Amortization	279.9
Equity Income of Unconsolidated Entities, Net of Dividends	(0.4)
Other Non-Cash Charges	40.9
Losses Associated with Sale/Write-Down of Assets	2.7
Other Non-Recurring/Extraordinary/Unusual Items	104.6
Projected Run Rate Cost Savings (a)	61.2
Credit Agreement EBITDA	$673.4

As of
In millions	September 30, 2011
Short-Term Debt	$19.4
Long-Term Debt	2,344.3
Total Debt	$2,363.7
Less Adjustments (b)	686.0
Consolidated Secured Indebtedness	$1,677.7

Notes:

(a)
As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $61.2 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended September 30, 2011. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)
Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

The Company’s credit rating was upgraded to BB by Standard & Poor’s and Ba3 by Moody’s Investor Services during the second quarter of 2011. As of September 30, 2011, Standard & Poor’s ratings on the Company have a positive outlook, while Moody’s Investor Services’ ratings on the Company have a stable outlook.

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

Capital Investment

The Company’s capital investment in the first nine months of 2011 was $108.4 million compared to $73.9 million in the first nine months of 2010. During the first nine months of 2011, the Company had capital spending of $81.2 million for improving process capabilities, $13.0 million for capital spares and $14.2 million for manufacturing packaging machinery.

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

Total capital investment for 2011 is expected to be in the $160 million range and is expected to relate principally to the Company’s process capability improvements (approximately $120 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $20 million).

The Company also expects the following in 2011:

•	Depreciation and amortization in the $280 million range.

•	Interest expense of $145 million to $150 million, including $9 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net debt reduction from operations in the $200 million to $220 million range in addition to the use of the proceeds from the equity offering.

•	Pension plan contributions of $50 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2011. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	October 27, 2011
Stephen A. Hellrung

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 27, 2011
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 27, 2011
Deborah R. Frank