Form 10-K
period 2011-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2012-02-23
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2011 was $713.9 million.

As of February 17, 2012 there were approximately 389,482,398 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, debt reduction and pension plan expense and contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company's substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company's ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could limit the Company's ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors.”

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing packaging solutions that improve the world in which we live. The Company is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. Additionally, the Company is the largest U.S. producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled board and multi-wall bags.

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

During the second quarter of 2011, the Company completed a public offering of 52.5 million shares of its common stock, par value $0.01 per share, priced at $4.75 per share and received net proceeds of $237.7 million after offering expenses. The Company used $32.9 million of the net proceeds to repurchase at $4.75 per share and subsequently retire approximately 7.3 million shares of common stock held by the Grover C. Coors Trust. The Company also used a portion of the net proceeds to prepay $150.0 million of its term loans. Additionally, the Company used $51.9 million to acquire substantially all of the net assets of Sierra Pacific Packaging, Inc. (“Sierra”), a producer of folding cartons, beverage carriers and corrugated boxes for the consumer packaged goods industry.

During December 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively "DNK"), both wholly-owned subsidiaries of Capital Five Investments, LLC ("CVI"). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC ("GFP") and contributed the net assets of its multi-wall bag and specialty plastics packaging businesses to it. CVI concurrently contributed its ownership interests in DNK to GFP. Neither party received cash consideration as part of the transaction. After the combination, the Company owns approximately 87% of GFP and consolidates its results of operations. The remaining 13% of GFP is owned by CVI. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the purchase date. GFP is included in the flexible packaging segment. This transaction is herein referred to as the "DNK Transaction".

Products

The Company reports its results in two business segments: paperboard packaging and flexible packaging. The Company operates in four geographic areas: the United States (“U.S.”)/Canada, Central/South America, Europe and Asia Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 16 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

The Company’s packaging applications meet the needs of its customers for:

Strength Packaging.  The Company's products provide sturdiness to meet a variety of packaging needs, including tear and wet strength, puncture resistance, durability and compression strength (providing stacking strength to meet store display packaging requirements).

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

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its coated unbleached kraft (“CUK”), coated-recycled board (“CRB”), kraft paper and uncoated-recycled board (“URB”), as well as other grades of paperboard that are purchased from third-party suppliers.

Below is the production at each of the Company’s mills during 2011:

			2011 Net Tons
Location	Product	# of Machines	Produced
West Monroe, LA	CUK	2	732,000
Macon, GA	CUK	2	609,000
Kalamazoo, MI	CRB	2	438,000
Battle Creek, MI	CRB	2	169,000
Middletown, OH	CRB	1	158,000
Santa Clara, CA	CRB	1	138,000
Pekin, IL	URB	1	42,000
West Monroe, LA	Containerboard	1	132,000
West Monroe, LA	Kraft Paper	1	45,000
Pine Bluff, AR	Kraft Paper	1	(a)
(a) The Pine Bluff, AR kraft paper mill is part of the DNK Transaction and has an annual production of approximately 158,000 tons.

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of its low-cost converting strategy. In 2011, 83% of mill production of CUK and CRB was consumed internally.

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

Containerboard/Kraft Paper.  The Company manufactures corrugated medium and kraft paper for sale in the open market and internal use. Corrugated medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks.

The Company converts CUK and CRB, as well as other grades of paperboard, into cartons at converting plants the Company operates in various locations across North America and internationally; converting plants associated with its joint ventures in Japan and China; contract converters; and at licensees outside the U.S. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications.

Flexible Packaging

The Company’s flexible packaging segment includes multi-wall bags, plastics, labels, and the Pine Bluff, AR mill.

The Company is a leading supplier of flexible packaging in North America. Products include multi-wall bags, shingle wrap, plastic bags and film for building materials (such as ready-mix concrete), retort pouches (such as meals ready to go), medical test kits, batch inclusion bags and film. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals, pet foods, and pharmaceutical products. Approximately 27% of the plastics produced are consumed internally. The Company’s facilities are strategically located throughout the U.S., allowing it to provide a high level of service to customers, minimize freight and logistics costs, improve order turnaround times and improve supply chain reliability.

The Company’s label business focuses on heat transfer labels and lithographic labels and provides customers with high-quality labels utilizing multiple technology applications. The Company operates dedicated label plants which produce labels for food, beverage, pharmaceutical, automotive, household and industrial products, detergents, and the health and beauty markets.

Joint Ventures

The Company is a party to a joint venture with Rengo Riverwood Packaging, Ltd. (in Japan) in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

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

During 2011, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. There are only two major CUK producers in the U.S., MeadWestvaco Corporation and the Company. Internationally, The Klabin Company in Brazil, makes similar grades of paperboard.

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

Flexible Packaging

The multi-wall bag business uses a combination of natural kraft, high performance, bleached, metallic and clay-coated papers in its converting operations. The paper is supplied directly through North American paper mills, under supply agreements that are typically renewed annually.

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

Energy

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements, primarily at its U.S. mills. The Company’s hedging program for natural gas is discussed in Note 9 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2011 or 2010.

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

Patents and Trademarks

As of December 31, 2011, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,450 U.S. and foreign patents, with more than 800 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, microwave packaging technology, barrier protection packaging, multi-wall packaging and manufacturing methods. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Cap-Sac®, DI-NA-CAL®, Fridge Vendor®, IntegraPakTM, Kitchen Master®, MicroFlex® Q, MicroRite®, Quilt Wave®, Qwik Crisp®, Soni-Lok®, Soni-Seal®, The Yard Master®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

Culture and Employees

The Company’s corporate vision — to provide packaging solutions that improve the world in which we live — and values of respect, integrity, relationships, teamwork and accountability guide employee behavior, expectations and relations. The Company’s ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company includes a significant focus on continuous improvement utilizing processes like Lean Sigma and Six Sigma. In 2011, 2,800 additional employees participated in over 1,000 events across the globe. This brings the total company participation to almost 65% and 8,000 employees worldwide. In 2011, the Company completed its third company-wide culture survey, in which 83% of employees participated. The survey is part of the Company's ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company.

As of December 31, 2011, the Company had approximately 12,300 employees worldwide (excluding employees of the equity investment), of which approximately 49% were represented by labor unions and covered by collective bargaining agreements. As of December 31, 2011, approximately 1,200 of the Company’s employees were working under an expired contract, which is currently being negotiated, and approximately 1,400 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Environmental Matters

The Company is subject to federal, state and local environmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

As of December 31, 2011, the Company had an aggregate principal amount of $2,365.8 million of outstanding debt. Because of the Company’s substantial debt, the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future. The Company is also exposed to the risk of increased interest costs because $758.0 million of its debt is at variable rates of interest which are not hedged by interest rate swaps. A significant portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for other purposes. In 2012, the Company estimates it will incur between $130 million and $145 million in interest on its outstanding debt obligations.

Additionally, the Company’s Credit Agreement dated May 16, 2007, as amended (the “Credit Agreement”) and the indentures governing its 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Indentures”) contain covenants that prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with these covenants will depend on its ongoing financial and operating performance.

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

Limitations in the availability of, and increases in, the costs of raw materials, including petroleum-based materials, energy, wood, transportation and other necessary goods and services, could have an adverse effect on the Company’s financial results. The Company is also limited in its ability to pass along such cost increases to customers, due to contractual provisions and competitive reasons.

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

As of December 31, 2011, the Company had approximately $1.2 billion of net operating losses (“NOLs”) available to offset future income for U.S. federal tax liability purposes. The Company’s ability to use such NOLs to offset income can be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change occurs whenever the aggregate percentage of the Company’s common stock owned directly or indirectly by its stockholders who own five percent or more of the Company’s common stock (“Significant Stockholders”) increases by more than 50 percentage points over the lowest aggregate percentage of the Company’s common stock owned directly or indirectly by such Significant Stockholders at any time during the preceding three years. In addition, under certain circumstances, issuances, sales or other dispositions or acquisitions of the ownership interests in the Company’s Significant Stockholders can be deemed an ownership change for the Company.

Although the Stockholders Agreement dated as of July 7, 2007 among the Company, the Coors family trusts and foundation, Clayton, Dubilier & Rice Fund V Limited Partnership, Old Town, S.A. (formerly known as EXOR Group, S.A.), Field Holdings, Inc., and certain affiliates of TPG Capital L.P. contains certain restrictions and limitations on transferring the shares of the Company’s common stock owned by such Significant Stockholders as of the date of the agreement, the Company has little control over changes in the ownership interests of such Significant Stockholders.

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

Reduced availability of credit, unstable economic conditions, and increased costs as a result of changes in governmental regulations may adversely affect the ability of some of the Company’s customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact the Company’s ability to collect receivables in a timely manner and to obtain raw materials and supplies. In addition, increased global consolidation of the Company’s customer base could lead to increased pressure on the Company to concede to less favorable price and payment terms. Without the Company’s ability to counter such customer concessions by obtaining favorable price and payment term concessions from its own suppliers, or increasing volume, the Company’s working capital, cash flow and profitability could be negatively impacted.

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

The Company’s future success and competitive position depend in part upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Cap-Sac, DI-NA-CAL, Fridge Vendor, IntegraPak, Kitchen Master, MicroFlex Q, MicroRite, Quilt Wave, Qwik Crisp, Soni-Lok, Soni-Seal, The Yard Master and Z-Flute technologies. Failure to protect the Company’s existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies’ intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company’s technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

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

Approximately 49% of the Company’s workforce is represented by labor unions, whose goals and objectives may differ significantly from the Company’s. The Company may not be able to successfully negotiate new union contracts covering the employees at its various sites without work stoppages or labor difficulties. These events may also occur as a result of other factors. A prolonged disruption at certain of the Company’s facilities due to work stoppages or labor difficulties could have a material adverse effect on its net sales, margins and cash flows. In addition, if new union contracts contain significant increases in wages or other benefits, the Company’s margins would be adversely impacted.

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

Operating Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time. The operating locations include 8 mills, 34 paperboard converting plants, and 19 flexible packaging plants.

Segment and Location	Related Products or Use of Facility
Paperboard Packaging:
Battle Creek, MI	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Pekin, IL	URB
Santa Clara, CA	CRB
West Monroe, LA	CUK; Containerboard; Research and Development
Atlanta, GA	Folding Cartons
Bristol, Avon, United Kingdom	Folding Cartons

Carol Stream, IL	Folding Cartons; Research and Development
Centralia, IL	Folding Cartons
Charlotte, NC	Folding Cartons
Elk Grove, IL(a)	Folding Cartons
Fort Smith, AR(a)	Folding Cartons
Gordonsville, TN	Folding Cartons
Idaho Falls, ID	Folding Cartons
Igualada, Barcelona, Spain(a)	Folding Cartons
Irvine, CA	Folding Cartons; Design Center
Jundiai, Sao Paulo, Brazil	Folding Cartons
Kalamazoo, MI	Folding Cartons
Kendallville, IN	Folding Cartons
Laporte, IN (b)	Folding Cartons
Lawrenceburg, TN	Folding Cartons
Lumberton, NC	Folding Cartons
Marion, OH	Folding Cartons
Masnieres, France	Folding Cartons
Menasha, WI	Folding Cartons; Research and Development
Mississauga, Ontario, Canada	Folding Cartons; Research and Development
Mitchell, SD	Folding Cartons
Orchard Park, CA	Folding Cartons
Oroville, CA	Folding Cartons
Pacific, MO	Folding Cartons
Perry, GA	Folding Cartons
Piscataway, NJ	Folding Cartons
Queretaro, Mexico	Folding Cartons
Renton, WA	Folding Cartons
Solon, OH	Folding Cartons
Tuscaloosa, AL	Folding Cartons
Valley Forge, PA	Folding Cartons; Design Center
Wausau, WI	Folding Cartons
West Monroe, LA(a)	Folding Cartons
Flexible Packaging:
Arcadia, LA	Multi-wall Bag
Brampton, Ontario, Canada	Plastics
Des Moines, IA	Plastics
Eastman, GA	Multi-wall Bag
Fowler, IN	Multi-wall Bag
Greensboro, NC	Labels
Kansas City, MO	Multi-wall Bag
Louisville, KY	Multi-wall Bag
Milwaukee, WI	Plastics
New Philadelphia, OH	Multi-wall Bag
North Portland, OR	Multi-wall Bag
Norwood, OH	Labels
Pine Bluff, AR	Kraft Paper
Pine Bluff, AR	Multi-wall Bag
Portage, IN	Contract Manufacturing
Quincy, IL	Multi-wall Bag
Salt Lake City, UT	Multi-wall Bag

Schaumburg, IL	Plastics
Twinsburg, OH	Multi-wall Bag
Wellsburg, WV	Multi-wall Bag
Other:
Concord, NH	Research and Development
Crosby, MN	Packaging Machinery Engineering Design and Manufacturing
Marietta, GA	Research and Development; Packaging Machinery Engineering Design

Notes:

(a)	Multiple facilities in this location.

(b)	The Company has announced the intended closure of the location.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2011.

David W. Scheible, 55, was appointed to GPHC's Board upon its formation (under the name New Giant Corporation) in June 2007. Prior to the Altivity Transaction, he had served as a director, President and Chief Executive Officer of Graphic Packaging Corporation ("GPC") since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as the Chief Operating Officer of Graphic Packaging International Corporation ("GPIC") from 1999 until August 2003. He also served as President of GPIC's Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995. Mr. Scheible serves on the Board of Directors of Benchmark Electronics, Inc. (NYSE: BHE), a provider of integrated electronics manufacturing, design and engineering services.

Daniel J. Blount, 56, is the Senior Vice President and Chief Financial Officer of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President and Chief Financial Officer of GPC since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration of GPC from August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood Holding, Inc. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood Holding, Inc. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding, Inc. in September 1998. Prior to joining Riverwood Holding, Inc., Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently serving as Senior Vice President, Finance.

Cynthia A. Baerman, 49, is the Senior Vice President, Human Resources of GPHC, a position she has held since March 2009. Mrs. Baerman joined GPHC in January 2009 from JohnsonDiversey, a global leader in sanitation products and services where she served as Vice President and General Manager of its Food and Beverage Division from September 2006 until December 2008 and as Vice President, Human Resources from March 2005 until January 2007. From January 2004 until January 2005, Mrs. Baerman was Vice President of Human Resources at Barilla America. Mrs. Baerman previously held senior leadership positions in human resources at top companies in the food and beverage sector, including Kraft Foods, Miller Brewing Company, and Anheuser-Busch Companies.

Michael P. Doss, 45, is the Executive Vice President, Commercial Operations of GPHC. Prior to his promotion to this position in January 2012, he served as the Senior Vice President, Consumer Packaging Division of GPHC since March 2008. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of GPC since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Since joining GPIC in 1990, Mr. Doss held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations.

Kristopher L. Dover, 47, is the Senior Vice President, Flexible Group of GPHC. Prior to the Altivity Transaction, Mr. Dover served as Vice President and General Manager, Multi-Wall Bag from August 2007 until March 2008 and as Vice President - Operations from December 2006 until August 2007 for Altivity Packaging. Mr. Dover was Vice President, Global Operations - Beverage from January 2006 until December 2006 and Vice President, Operations - Europe from August 2004 until January 2006 and Director of Operations from August 2003 until August 2004 for GPC. Mr. Dover joined Graphic Packaging International Corporation in 1999 and held various management positions in its U.S. and European operations.

Deborah R. Frank, 51, is the Vice President and Chief Accounting Officer of GPHC. Prior to the Altivity Transaction, she served as Vice President and Controller of GPC since April 2005. Prior to joining the Company, Ms. Frank held various positions of increasing responsibility in the finance, accounting, audit, international and corporate areas at Kimberly-Clark Corporation, most recently serving as Assistant Controller.

Philip H. Geminder, II, 55, is the Vice President, Graphic Business Systems of GPHC. Mr. Geminder previously served as Vice President and Chief Integration Officer from March 2008 through July 2010. Prior to the Altivity Transaction, he served as the Vice President, Integration of GPC from September 2007 through March 2008. Prior to that time, he had served as Vice President, Finance of GPC since August 2003 and Vice President, Financial Services of GPIC since January 2000. Before joining GPIC, Mr. Geminder served as Director of Finance with Avery Dennison Corporation after spending 18 years in various positions with Honeywell International Inc.

Stephen A. Hellrung, 64, is the Senior Vice President, General Counsel and Secretary of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, General Counsel and Secretary of GPC since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe's Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe's Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.

Alan R. Nichols, 49, is the Senior Vice President, Mills Division of GPHC. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone from August 2005 until February 2007. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Michael R. Schmal, 58, is the Senior Vice President, Beverage Packaging Division of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of GPC since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Joseph P. Yost, 44, is the Senior Vice President, Supply Chain of GPHC. From 2006 to 2009, he served as Vice President, Operations Support - Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions with Graphic Packaging legacy companies - Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc., Director, Finance and Centralized Services from 2000 to 2003 with Graphic Packaging Corporation, Manager, Operations Planning and Analysis - Consumer Products Division from 1999 to 2000 and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2011 and 2010 are as follows:

	2011		2010
	High	Low	High	Low
First Quarter	$5.51	$4.03	$4.10	$3.00
Second Quarter	5.78	4.75	3.99	2.85
Third Quarter	5.50	3.45	3.78	3.02
Fourth Quarter	4.60	3.16	4.07	3.20

No cash dividends have been paid during the last three years to the Company’s common stockholders. The Company’s intent is not to pay dividends at this time. Additionally, the Company’s credit facilities and the indentures governing its debt securities place substantial limitations on the Company’s ability to pay cash dividends on its common stock (see “Covenant Restrictions” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data”).

On February 17, 2012, there were approximately 2,200 stockholders of record and approximately 9,900 beneficial holders of GPHC’s common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company and its immediate predecessor, GPC, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2006 in GPC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Graphic Packaging Holding Company	$100.00	$85.22	$26.33	$80.14	$89.84	$98.38
S&P 500 Stock Index	100.00	105.49	66.46	84.05	96.71	98.75
DJ U.S. Container & Packaging Index	100.00	106.73	66.91	93.98	110.23	110.39

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

	Year Ended December 31,
In millions, except per share amounts	2011	2010	2009	2008 (a)	2007
Statement of Operations Data:
Net Sales	$4,206.3	$4,095.0	$4,095.8	$4,079.4	$2,421.2
Income from Operations	190.3	219.5	282.7	149.9	151.2
Net Income (Loss) from Continuing Operations	275.2	10.7	56.4	(98.8)	(49.1)
Net Loss Attributable to Noncontrolling Interests	1.7	—	—	—	—
Loss from Discontinued Operations, Net of Taxes	—	—	—	(0.9)	(25.5)
Net Income (Loss) Attributable Graphic Packaging Holding Company	276.9	10.7	56.4	(99.7)	(74.6)

Income (Loss) Per Share — Basic:
Continuing Operations	0.73	0.03	0.16	(0.31)	(0.24)
Noncontrolling Interests	(0.00)	—	—	—	—
Discontinued Operations	—	—	—	(0.00)	(0.13)
Net Income (Loss) Attributable Graphic Packaging Holding Company *	0.74	0.03	0.16	(0.32)	(0.37)

Income (Loss) Per Share — Diluted:
Continuing Operations	0.72	0.03	0.16	(0.31)	(0.24)
Noncontrolling Interests	(0.00)	—	—	—	—
Discontinued Operations	—	—	—	(0.00)	(0.13)
Net Income (Loss) Attributable to Graphic Packaging Holding Company *	0.73	0.03	0.16	(0.32)	(0.37)

Weighted average number of shares outstanding:
Basic	376.3	343.8	343.1	315.8	201.8
Diluted	381.7	347.4	344.6	315.8	201.8
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$271.8	$138.7	$149.8	$170.1	$9.3
Total Assets	4,649.7	4,484.6	4,701.8	4,983.1	2,777.3
Total Debt	2,365.8	2,579.1	2,800.2	3,183.8	1,878.4
Total Shareholders’ Equity	1,166.7	747.0	728.8	525.2	144.0
Additional Data:
Depreciation & Amortization	$278.4	$288.7	$305.4	$264.3	$189.6
Capital Spending	160.1	122.8	129.9	183.3	95.9

(a) On March 8, 2008, the businesses of the Graphic Packaging Corporation and Altivity Packaging, LLC were combined.
* May not foot due to rounding

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business
Overview of 2011 Results
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

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resin, depreciation expense and labor. Inflation increased year over year costs by $150.8 million in 2011 and by $107.3 million in 2010, while deflation decreased year over year costs by $0.2 million in 2009. The higher costs in 2011 are primarily related to ink and coatings ($31.6 million); externally purchased board ($25.5 million); labor and related benefits ($23.0 million); secondary fiber ($20.5 million); externally purchased paper ($19.8 million); freight ($19.4 million); other chemical-based inputs ($12.2 million); resin ($11.5 million); and film ($3.9 million). These higher costs were partially offset by lower energy costs ($7.5 million), mainly due to the price of natural gas; wood ($6.0 million); and other costs ($3.1 million).

As the price of natural gas has experienced significant variability, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2012. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Substantial Debt Obligations.  The Company has $2,365.8 million of outstanding debt obligations as of December 31, 2011. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and Indentures also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio. The Company’s ability to comply in future periods with the financial covenant will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During 2011, the Company achieved $76.1 million in cost savings as compared to 2010, through its continuous improvement programs and manufacturing initiatives.

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

Alternative Fuel Tax Credit.  The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company submitted excise tax refund claims totaling $147.2 million based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The Company received excise tax refunds totaling $134.8 million through the end of the year in 2009, and the remainder was received in 2010. The net impact of the excise tax credit is included in Goodwill Impairment, Restructuring and Other Special Charges (Credits) in the amount of $137.8 million for the year ended December 31, 2009 and is included in Corporate for segment reporting purposes.

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

•
During December 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively "DNK"), both wholly owned subsidiaries of Capital Five Investments, LLC ("CVI"). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC ("GFP") and contributed the net assets of its multi-wall bag and specialty plastics packaging businesses to it. CVI concurrently contributed its ownership interests in DNK to GFP. Neither party received cash consideration as part of the transaction. After the combination, the Company owns approximately 87% of GFP and will consolidate its results of operations. The remaining 13% of GFP is owned by CVI. GFP is included in the flexible segment. This transaction is herein referred to as the "DNK Transaction".

•
Due to declines in the current and forecasted operating results for a reporting unit within the flexible packaging segment, the Company performed an interim impairment analysis for this reporting unit as of September 30, 2011. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. Based on this analysis, the Company recorded an estimated non-cash pre-tax goodwill impairment charge of $96.3 million in the third quarter of 2011. This charge is recorded as Goodwill Impairment, Restructuring and Other Special Charges (Credits) in the Company's Consolidated Statements of Operations. Prior to the impairment charge, the amount of goodwill attributable to the reporting unit was approximately $112 million.

•
During the second quarter 2011, the Company completed a public offering of 52.5 million shares of its common stock, par value $0.01 per share, priced at $4.75 per share and received net proceeds of $237.7 million after offering expenses. The Company used $32.9 million of the net proceeds to repurchase and subsequently retire approximately 7.3 million shares of common stock held by the Grover C. Coors Trust. The Company also used a portion of the net proceeds to prepay $150.0 million of its term loans. Additionally, the Company used $51.9 million to acquire substantially all of the net assets of Sierra Pacific Packaging, Inc. (“Sierra”), a producer of folding cartons, beverage carriers and corrugated boxes for the consumer packaged goods industry.

•
Net Sales in 2011 increased by $111.3 million or 2.7% to $4,206.3 million from $4,095.0 million in 2010 due primarily to the impact of higher pricing for both the paperboard packaging segment and the flexible packaging segment and favorable foreign exchange rates, primarily in Europe, Japan and Australia. These increases were partially offset by lower volume across the segments. In addition, net sales were favorably impacted by the impact of the Sierra acquisition and increases in international markets and demand in certain special products.

•
Income from Operations in 2011 decreased by $29.2 million, or 13.3%, to $190.3 million from $219.5 million in 2010. This decrease was due primarily to higher input costs experienced in 2011, the non-cash pre-tax goodwill impairment charge of $96.3 million, charges related to announced facility closures and reduction in force, and asset impairment charges related to assets held for sale. The negative impacts were partially offset by the higher pricing, cost savings achieved through continuous improvement programs and manufacturing initiatives and lower merger related expenses of $55.1 million.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two business segments: paperboard packaging and flexible packaging.

	Year Ended December 31,
In millions	2011	2010	2009
NET SALES:
Paperboard Packaging	$3,503.9	$3,419.4	$3,423.5
Flexible Packaging	702.4	675.6	672.3
Total	$4,206.3	$4,095.0	$4,095.8
INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$344.7	$303.7	$288.3
Flexible Packaging	(86.1)	18.0	2.5
Corporate	(68.3)	(102.2)	(8.1)
Total	$190.3	$219.5	$282.7

2011 COMPARED WITH 2010

Net Sales

In millions	Year Ended December 31,
	2011	2010	Increase	Percent Change
Paperboard Packaging	$3,503.9	$3,419.4	$84.5	2.5%
Flexible Packaging	702.4	675.6	26.8	4.0%
Total	$4,206.3	$4,095.0	$111.3	2.7%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2010	Price	Volume/Mix	Exchange	Total	2011
Paperboard Packaging	$3,419.4	$84.1	$(25.6)	$26.0	$84.5	$3,503.9
Flexible Packaging	675.6	31.4	(5.3)	0.7	26.8	702.4
Total	$4,095.0	$115.5	$(30.9)	$26.7	$111.3	$4,206.3

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2011 increased by $84.5 million, or 2.5%, to $3,503.9 million from $3,419.4 million in 2010 as a result of higher pricing for consumer and beverage products and open market CUK, CRB and containerboard. The higher pricing for consumer and beverage products was primarily due to the timing of inflationary cost pass throughs as a result of inflation during 2010. These negotiated pass throughs usually lag inflation by two to three quarters. The Company implemented several price increases for open market CRB and CUK during 2010, which benefited the pricing for open market sales. Favorable currency exchange rate changes, primarily in Europe, Japan and Australia, also positively impacted Net Sales. These increases were partially offset by lower volume for consumer products, beverage, containerboard and open market board sales. The lower consumer products volume was due to the continuing impact of general market conditions in which volume was down primarily on cereal, dry foods and frozen foods. The decrease in soft drinks and beer volume was due to general market conditions, which was partially offset by increases in the international beverage business.

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2011 increased by $26.8 million, or 4.0%, to $702.4 million from $675.6 million in 2010 as a result of higher pricing primarily due to negotiated inflationary pass throughs, volume improvement on certain special products (i.e., shingle wrap) due to increased demand and favorable currency exchange rates in Canada. These increases were partially offset by lower volume/mix as a result of market softness in the Chemical sector and a continued move to alternative substrates in the Agriculture and Foods sectors.

Income (Loss) from Operations

	Year Ended December 31,
In millions	2011	2010	Increase (Decrease)	Percent Change
Paperboard Packaging	$344.7	$303.7	$41.0	13.5%
Flexible Packaging	(86.1)	18.0	(104.1)	(a)
Corporate	(68.3)	(102.2)	33.9	(a)
Total	$190.3	$219.5	$(29.2)	(13.3)%

Note:

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2010	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2011
Paperboard Packaging	$303.7	$84.1	$(5.8)	$(107.6)	$16.3	$54.0	$41.0	$344.7
Flexible Packaging	18.0	31.4	(3.0)	(43.2)	0.2	(89.5)	(104.1)	(86.1)
Corporate	(102.2)	—	—	—	(3.2)	37.1	33.9	(68.3)
Total	$219.5	$115.5	$(8.8)	$(150.8)	$13.3	$1.6	$(29.2)	$190.3

Note:

(a)	Includes the Company’s cost reduction initiatives, the goodwill impairment charge, and merger-related expenses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2011 increased by $41.0 million, or 13.5%, to $344.7 million from $303.7 million in 2010. This was primarily as a result of the higher pricing, favorable foreign exchange rates, and cost savings through continuous improvement programs and manufacturing initiatives primarily focused on maximizing productivity and minimizing waste in the production cycle as well as higher output and higher levels of integration of the Company’s own board during 2011, as the Company integrated additional tons over the prior year. These increases were partially offset by inflation and the lower volume. The inflation was primarily related to higher resin and inks and coatings ($33.5 million); externally purchased board ($25.5 million); secondary fiber ($20.5 million); labor and benefits ($17.5 million); freight ($17.2 million); and chemical costs ($11.2 million). These higher costs were partially offset by lower energy costs ($7.6 million), mainly due to the price of natural gas, and lower wood ($6.0 million) and other costs ($4.2 million). Additionally, during the third quarter 2011, the Company took down time in its converting facilities to manage inventory due to market softness, resulting in approximately $5 million of higher costs due to lower absorption. The Company also recorded $8.5 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their lives due to the closure of the Cincinnati, OH facility and the planned closure of the LaPorte, IN facilities.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging in 2011 was $86.1 million  compared to Income from Operations of $18.0 million in 2010 as a result of the non-cash goodwill impairment charge of $96.3 million, higher inflation and the lower volume. The inflation was related to externally purchased paper ($19.8 million); resin ($9.0 million); labor and benefits ($5.5 million); film ($3.9 million); other costs ($2.8 million); and freight ($2.2 million). Additionally, the Company recorded $4.7 million for severance expense and accelerated depreciation for assets that will be removed form service before the end of their useful lives due to the closure of the Jacksonville, AR facility. These higher costs were partially offset by the higher pricing and cost savings through continuous improvement programs.

Corporate

The Company’s Loss from Operations from corporate was $68.3 million in 2011 compared to $102.2 million in 2010. The change was primarily due to $55.1 million of merger-related expense in 2010 primarily for the charges related to finalizing restructuring activities. This was partially offset by higher general corporate costs, unfavorable currency exchange impacts and expenses related to the Sierra and DNK combinations. Additionally, in the fourth quarter 2011, the Company recorded non-cash asset impairment charges of $4.8 million related to assets held for sale and severance expense of $4.3 million related to a workforce reduction announced in October 2011.

INTEREST EXPENSE, NET, INCOME TAX EXPENSE, AND EQUITY INCOME OF UNCONSOLIDATED ENTITIES

Interest Expense, Net

Interest Expense, Net decreased by $29.6 million to $144.9 million in 2011 from $174.5 million in 2010. Interest Expense, Net decreased due to lower total debt, lower rates on the Company’s debt, and the expiration of unfavorable interest rates swaps. As of December 31, 2011, approximately 32% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2011, the Company recognized Income Tax Benefit of $229.8 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $43.3 million. During 2010, the Company recognized Income Tax Expense of $27.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $36.6 million. Income Tax Benefit for 2011 primarily relates to the non-cash benefit of $265.2 million associated with the release of the Company's U.S. federal and a substantial portion of its state deferred tax asset valuation allowance.  The valuation allowance release was based on the Company's assessment that it is more likely than not that the Company's U.S. federal and a substantial portion of its state deferred tax assets will be realized.  Income Tax Expense for 2010 primarily relates to the non-cash expense of $21.9 million associated with the amortization of goodwill for tax purposes. The Company has approximately $1.2 billion of NOLs for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity Income of Unconsolidated Entities

Equity Income of Unconsolidated Entities was $2.1 million in 2011 and $1.6 million in 2010 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2010 COMPARED WITH 2009

Net Sales

	Year Ended December 31,
In millions	2010	2009	Increase (Decrease)	Percent Change
Paperboard Packaging	$3,419.4	$3,423.5	$(4.1)	(0.1)%
Flexible Packaging	675.6	672.3	3.3	0.5%
Total	$4,095.0	$4,095.8	$(0.8)	(0.0)%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
			Volume/Mix
In millions	2009	Price	Divested Businesses	Organic	Exchange	Total	2010
Paperboard Packaging	$3,423.5	$(7.6)	$—	$(4.4)	$7.9	$(4.1)	$3,419.4
Flexible Packaging	672.3	11.3	(12.5)	2.2	2.3	3.3	675.6
Total	$4,095.8	$3.7	$(12.5)	$(2.2)	$10.2	$(0.8)	$4,095.0

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

Income (Loss) from Operations

	Year Ended December 31,
In millions	2010	2009	Increase (Decrease)	Percent Change
Paperboard Packaging	$303.7	$288.3	$15.4	5.3%
Flexible Packaging	18.0	2.5	15.5	(a)
Corporate	(102.2)	(8.1)	(94.1)	(a)
Total	$219.5	$282.7	$(63.2)	(22.4)%

Note:

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2009	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2010
Paperboard Packaging	$288.3	$(7.6)	$(4.1)	$(80.8)	$(1.8)	$109.7	$15.4	$303.7
Flexible Packaging	2.5	11.3	0.9	(26.5)	(0.4)	30.2	15.5	18.0
Corporate	(8.1)	—	—	—	(2.1)	(92.0)	(94.1)	(102.2)
Total	$282.7	$3.7	$(3.2)	$(107.3)	$(4.3)	$47.9	$(63.2)	$219.5

Note:

(a)	Includes the Company’s cost reduction initiatives, the alternative fuel tax credit and merger-related expenses.

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

INTEREST EXPENSE, NET, INCOME TAX EXPENSE, AND EQUITY INCOME OF UNCONSOLIDATED ENTITIES

Interest Expense, Net

Interest Expense, Net decreased by $21.9 million to $174.5 million in 2010 from $196.4 million in 2009. Interest Expense, Net decreased due to lower total debt, lower rates on the fixed portion of the Company’s debt, and lower average rates on the unhedged portion of the Company’s debt. During the fourth quarter of 2009, the Company recorded a non-cash credit to interest expense, net, of $13.8 million related to an interest rate swap. As of December 31, 2010, approximately 22% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2010, the Company recognized Income Tax Expense of $27.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $36.6 million. During 2009, the Company recognized Income Tax Expense of $24.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $79.2 million. Income Tax Expense for 2010 and 2009 primarily relates to the non-cash expense of $21.9 million and $31.7 million, respectively, associated with the amortization of goodwill for tax purposes. During 2010, the Company determined that the tax basis of goodwill acquired in the Altivity Transaction was not correct and recorded a non-cash credit to income tax expense of $8.9 million in the fourth quarter of 2010 (of which $6.3 million related to prior years). The Company should have been recognizing less income tax expense since March 2008. The effect on prior periods was not material to the consolidated financial statements in those periods. In addition, in 2009, the Company determined that a valuation allowance for its U.K. operations was no longer required. At December 31, 2010, the Company had approximately $1.3 billion of NOLs for U.S. federal income tax purposes, which may be used to offset future taxable income.

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

Cash Flows

	Years Ended December 31,
In millions	2011	2010
Net Cash Provided by Operating Activities	$387.8	$338.1
Net Cash Used in Investing Activities	(211.8)	(122.7)
Net Cash Used in Financing Activities	(42.2)	(227.4)

Net cash provided by operating activities in 2011 totaled $387.8 million, compared to $338.1 million in 2010. The increase was primarily due to higher net income, which was partially offset by higher working capital requirements due primarily to higher inventory levels as a result of lower than anticipated sales volume, and higher pension contributions in 2011.

Net cash used in investing activities in 2011 totaled $211.8 million, compared to $122.7 million in 2010. This year over year change was due primarily to the acquisition of Sierra of $51.9 million; and an increase in capital spending of $37.3 million as a result of management’s decision to invest in capital projects to improve process capabilities and reduce costs, including the previously announced biomass boiler project in Macon, GA.

Net cash used in financing activities in 2011 totaled $42.2 million, compared to $227.4 million used in financing activities in 2010. This change was primarily due to the net proceeds from the equity offering of $237.7 million which were used to make payments of $150.0 million on the Company’s term loans and to repurchase its common stock for $32.9 million. In August 2011, the Company prepaid the remaining $73.3 million balance of its 9.5% Senior Subordinated Notes due 2013. In December 2011, as part of the DNK Transaction, the Company paid the $25.9 million balance outstanding on debt previously issued by DNK. In June and August 2010, the Company prepaid $34.9 million and $66.8 million of its 9.5% Senior Subordinated Notes due 2013. Additionally, on September 29, 2010, the Company completed the issuance and sale of $250.0 million of aggregate principal amount of its 7.875% Senior Notes due in 2018. A portion of the proceeds were used to retire, through a tender offer, $220.6 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2013. In October 2010, the Company redeemed an additional $29.4 million of its Senior Subordinated Notes due 2013. The Company also made payments on its term loans which totaled $115.5 million in the fourth quarter of 2010.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company’s 9.5% Senior Notes due 2017, and the 7.875% Senior Notes due 2018 (“Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

As of December 31, 2011, the Company had approximately $1.2 billion of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitations as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more five percent stockholders, or issuance or redemption of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under Section 382 of the Internal Revenue Code. Imposition of any such limitation of the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

As of December 31, 2011, the Company had $33.6 million of cash in foreign jurisdictions for which deferred taxes in the U.S. have not been provided as earnings have been deemed indefinitely reinvested outside the U.S.

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

At December 31, 2011, the Company was in compliance with the financial covenant in the Credit Agreement and the ratio was as follows:

Consolidated Secured Leverage Ratio — 2.47 to 1.00

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

The calculations of the components of the maximum consolidated secured leverage ratio for and as of the period ended December 31, 2011 are listed below:

In millions	Twelve Months Ended December 31, 2011
Net Income	$275.2
Income Tax Benefit	(229.8)
Interest Expense, Net	144.9
Depreciation and Amortization	278.4
Equity Income of Unconsolidated Entities, Net of Dividends	(0.7)
Other Non-Cash Charges	39.5
Losses Associated with Sale/Write-Down of Assets	7.0
Other Non-Recurring/Extraordinary/Unusual Items	102.6
Projected Run Rate Cost Savings(a)	61.7
Credit Agreement EBITDA	$678.8

In millions	As of December 31, 2011
Short-Term Debt	$30.1
Long-Term Debt	2,335.7
Total Debt	$2,365.8
Less: Adjustments(b)	688.1
Consolidated Secured Indebtedness	$1,677.7

Notes:

(a)
As defined by the Credit Agreement, this represents projected cost savings expected by the Company to be realized as a result of specific actions taken or expected to be taken prior to or within twelve months of the period in which Credit Agreement EBITDA is to be calculated, net of the amount of actual benefits realized or expected to be realized from such actions.

The terms of the Credit Agreement limit the amount of projected run rate cost savings that may be used in calculating Credit Agreement EBITDA by stipulating that such amount may not exceed the lesser of (i) ten percent of EBITDA as defined in the Credit Agreement for the last twelve-month period (before giving effect to projected run rate cost savings) and (ii) $100 million. As a result, in calculating Credit Agreement EBITDA above, the Company used projected run rate cost savings of $61.7 million or ten percent of EBITDA as calculated in accordance with the Credit Agreement, which amount is lower than total projected cost savings identified by the Company, net of actual benefits realized for the twelve month period ended December 31, 2011. Projected run rate cost savings were calculated by the Company solely for its use in calculating Credit Agreement EBITDA for purposes of determining compliance with the maximum consolidated secured leverage ratio contained in the Credit Agreement and should not be used for any other purpose.

(b)
Represents consolidated indebtedness/securitization that is either (i) unsecured, or (ii) all subordinated indebtedness permitted to be incurred under the Credit Agreement, or secured indebtedness permitted to be incurred by the Company’s foreign subsidiaries per the Credit Agreement.

The Senior Notes are rated BB- by Standard & Poor’s and B2 by Moody’s Investor Services. The Company’s indebtedness under the Credit Agreement is rated BBB- by Standard & Poor’s and Ba2 by Moody’s Investor Services. During 2011, cash paid for interest was $143.7 million.

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

Capital Investment

The Company’s capital investment in 2011 was $160.1 million compared to $122.8 million in 2010. During 2011, the Company had capital spending of $123.8 million for improving process capabilities, $17.3 million for capital spares and $19.0 million for manufacturing packaging machinery.

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

For further discussion of the Company’s environmental matters, see Note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2011 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$2,349.7	$19.6	$1,660.4	$—	$669.7
Operating Leases	161.7	34.3	54.2	32.8	40.4
Capital Leases	7.3	1.7	3.2	1.9	0.5
Interest Payable	499.6	121.9	180.1	130.3	67.3
Purchase Obligations (a)	573.0	172.7	183.5	118.7	98.1
Pension Funding (b)	55.0	55.0	—	—	—
Total Contractual Obligations (b)	$3,646.3	$405.2	$2,081.4	$283.7	$876.0

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

International Operations

For 2011, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 11% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2011, approximately 8% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of a generally weak U.S. dollar against these currencies produced a net currency translation adjustment loss of $3.7 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2011. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

The functional currency of the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity. Gains and losses on foreign currency transactions are included in Other Income, Net for the period in which the exchange rate changes.

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its natural gas usage for 2012. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity purchased. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension expense for defined benefit pension plans was $26.6 million in 2011 compared with $30.0 million in 2010. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.96% and 7.95% in 2011 and 2010, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2011, the net actuarial loss was $319.5 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“the FASB Codification”).

The discount rate used to determine the present value of future pension obligations at December 31, 2011 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 4.85% and 5.74% in 2011 and 2010, respectively.

The Company’s pension expense is estimated to be approximately $41 million in 2012. The estimate is based on a weighted average expected long-term rate of return of 7.90%, a weighted average discount rate of 4.85% and other assumptions. Pension expense beyond 2012 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $4  million and the December 31, 2011 projected benefit obligation would increase by about $30 million.

The fair value of assets in the Company’s plans was $754.5 million at December 31, 2011 and $706.0 million at December 31, 2010. The projected benefit obligations exceed the fair value of plan assets by $315.3 million and $223.7 million as of December 31, 2011 and 2010, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $296.3 million at the end of 2011. At the end of 2010, the ABO exceeded the fair value of plan assets by $204.2 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2011, the Company had seven reporting units, of which five of the units had goodwill.

The calculated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including anticipated future cash flows, and market data and analysis, including market capitalization. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of potential goodwill impairment.

Based on declines in current operating results against projections, the Company performed an interim impairment analysis for a reporting unit within the flexible packaging segment as of September 30, 2011. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. Based on this analysis, the Company recorded a non-cash pre-tax impairment charge of $96.3 million in the third quarter of 2011. This charge is recorded as Goodwill Impairment, Restructuring and Other Special Charges (Credits) in the Company's Consolidated Financial Statements.

The Company performed its annual goodwill impairment test as of October 1, 2011 and concluded that the fair value of its reporting units exceeded their carrying values including goodwill and, therefore, that goodwill was not impaired. With the exception of the reporting unit within the flexible packaging segment where an impairment was recorded as of September 30, 2011, fair values exceeded carrying value by at least 50% for each of the Company’s reporting units as of October 1, 2011.

The variability of the assumptions that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. Accordingly, the Company’s accounting estimates may materially change from period to period due to changing market factors. If the Company had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. With the exception of the reporting unit within the flexible packaging segment where an impairment was recorded as of September 30, 2011, the Company determined that if forecasted cash flows were decreased by 10%, the calculated fair value of each of the reporting units would continue to exceed their respective carrying values. Alternatively, if the Company had concluded that it was appropriate to increase the WACC by 100 basis points or to decrease the terminal EBITDA multiple by one times terminal EBITDA, the fair value for each of the reporting units would continue to exceed its carrying value. Therefore, the Company does not believe that any of its reporting units are at risk for an impairment of goodwill.

The assumptions used in the goodwill impairment testing process could be adversely impacted by certain of the risks discussed in “Item 1A., Risk Factors” and thus could result in future goodwill impairment charges.

• Recovery of Long-Lived Assets

The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is determined by an income, cost or market approach. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment. See Note 12 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

• Deferred Income Taxes and Potential Assessments

As of December 31, 2011, the Company recognized $265.2 million of Income Tax Benefit associated with the release of its U.S. federal and a substantial portion of its state deferred tax valuation allowance. According to the Income Taxes topic of the FASB Codification, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The FASB Codification provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. The Company has evaluated the need to maintain a valuation allowance for deferred tax assets based on its assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In 2011, this evaluation resulted in the determination that the Company's valuation allowance on its U.S. federal and a substantial portion of its state deferred tax assets could be released. The qualitative and quantitative analysis of current and expected earnings, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a substantial portion of these deferred tax assets.

As of December 31, 2011, the Company has only provided for deferred U.S. income taxes on $5.9 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $35 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

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

BUSINESS OUTLOOK

The Company expects to realize between $60 million and $80 million of year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects.

Total capital investment for 2012 is expected to be between $190 million and $210 million and is expected to relate principally to the Company’s process capability improvements (approximately $165 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $15 million).

The Company also expects the following in 2012:

•	Depreciation and amortization between $250 million and $280 million.

•	Interest expense of $130 million to $145 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of approximately $200 million.

•	Pension plan contributions of $40 million to $70 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which bear both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2011, the Company had interest rate swap agreements with a notional amount of $920.0 million.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$1.8	$0.2	$—	$—	$—	$ 669.7(a)	$671.7	$726.3
Average Interest Rate	6.67%	4.18%	—%	—%	—%	8.90%
Variable Rate	$17.8	$17.6	$1,642.6	$—	$—	$—	$1,678.0	$1,676.0
Average Interest Rate, spread range is 2.00% — 2.75%	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	—	—	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2012	2013	2014	2015	Thereafter	Total	Fair Value
Interest Rate Swaps (Pay Fixed/Receive Variable)
Notional	$920.0	$—	$—	$—	$—	$920.0	$(8.3)
Average Pay Rate	2.62%	—	—	—	—
Average Receive Rate	3-Month LIBOR	—	—	—	—

Note:

(a)	Includes face amounts of $425.0 million and $250.0 million.

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2011, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2011, when aggregated and measured in U.S. dollars at December 31, 2011 exchange rates, had net notional amounts totaling $19.5 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2011 and 2010, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2011 and 2010.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2011
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$32.2	$(0.3)
Weighted average contractual exchange rate	77.44
Receive $US/Pay Euro	$31.2	$1.2
Weighted average contractual exchange rate	1.35
Receive $US/Pay GBP	$16.4	$0.1
Weighted average contractual exchange rate	1.56

Natural Gas Contracts

The Company has hedged a portion of its expected usage for 2012. The carrying amount and fair value of the natural gas swap contracts is a net liability of $1.3 million as of December 31, 2011. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2011	2010	2009
Net Sales	$4,206.3	$4,095.0	$4,095.8
Cost of Sales	3,568.8	3,501.8	3,567.2
Selling, General and Administrative	342.4	320.4	314.6
Other Income, Net	(2.7)	(1.8)	(15.6)
Goodwill Impairment, Restructuring and Other Special Charges (Credits)	107.5	55.1	(53.1)
Income from Operations	190.3	219.5	282.7
Interest Expense, Net	(144.9)	(174.5)	(196.4)
Loss on Modification or Extinguishment of Debt	(2.1)	(8.4)	(7.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	43.3	36.6	79.2
Income Tax Benefit (Expense)	229.8	(27.5)	(24.1)
Income before Equity Income of Unconsolidated Entities	273.1	9.1	55.1
Equity Income of Unconsolidated Entities	2.1	1.6	1.3
Net Income	$275.2	$10.7	$56.4
Net Loss Attributable to Noncontrolling Interests	1.7	—	—
Net Income Attributable to Graphic Packaging Holding Company	$276.9	$10.7	$56.4

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.74	$0.03	$0.16
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.73	$0.03	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
In millions	2011	2010	2009
Net Income	$275.2	$10.7	$56.4
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	14.0	7.7	33.4
Currency Translation Adjustment	(3.7)	5.5	7.8
Pension Benefit Plans	(80.4)	(6.2)	91.7
Postretirement Benefit Plans	1.2	(6.5)	7.6
Postemployment Benefit Plans	—	—	3.9
Total Other Comprehensive (Loss) Income, Net of Tax	(68.9)	0.5	144.4
Total Comprehensive Income	206.3	11.2	200.8
Comprehensive Loss Attributable to Noncontrolling Interests	(1.8)	—	—
Comprehensive Income Attributable to Graphic Packaging Holding Company	$208.1	$11.2	$200.8

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$271.8	$138.7
Receivables, Net	401.9	382.2
Inventories, Net	479.1	417.3
Deferred Income Tax Assets	125.0	28.0
Other Current Assets	36.3	47.4
Total Current Assets	1,314.1	1,013.6
Property, Plant and Equipment, Net	1,622.1	1,641.5
Goodwill	1,135.7	1,205.2
Intangible Assets, Net	535.9	576.6
Other Assets	41.9	47.7
Total Assets	$4,649.7	$4,484.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$30.1	$26.0
Accounts Payable	411.4	361.5
Compensation and Employee Benefits	103.1	93.5
Interest Payable	23.0	28.4
Other Accrued Liabilities	77.9	86.3
Total Current Liabilities	645.5	595.7
Long-Term Debt	2,335.7	2,553.1
Deferred Income Tax Liabilities	63.0	241.1
Accrued Pension and Postretirement Benefits	364.8	275.0
Other Noncurrent Liabilities	59.2	72.7

Commitments and Contingencies (Note 14)
Contingently Redeemable Noncontrolling Interests	14.8	—

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized at December 31, 2011 and December 31, 2010; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized at December 31, 2011 and 2010, 389,474,786 and 343,698,778 shares issued and outstanding at December 31, 2011 and 2010, respectively	3.9	3.4
Capital in Excess of Par Value	2,177.5	1,965.2
Accumulated Deficit	(731.4)	(1,008.3)
Accumulated Other Comprehensive Loss	(282.1)	(213.3)
Total Graphic Packaging Holding Company Shareholders’ Equity	1,167.9	747.0
Noncontrolling Interests	(1.2)	—
Total Equity	1,166.7	747.0
Total Liabilities and Equity	$4,649.7	$4,484.6

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital in Excess of Par Value		Other
In millions, except share amounts	Shares	Amount		Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$(1,075.4)	$(358.2)	—	$525.2
Net Income	—	—	—	56.4	—	—	56.4
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	33.4	—	33.4
Pension Benefit Plans	—	—	—	—	91.7	—	91.7
Postretirement Benefit Plans	—	—	—	—	7.6	—	7.6
Postemployment Benefit Plans	—	—	—	—	3.9	—	3.9
Currency Translation Adjustment	—	—	—	—	7.8	—	7.8
Issuance of Shares for Stock-Based Awards	722,780	—	2.8	—	—	—	2.8
Balances at December 31, 2009	343,245,250	$3.4	$1,958.2	$(1,019.0)	$(213.8)	—	$728.8
Net Income	—	—	—	10.7	—	—	10.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	7.7	—	7.7
Pension Benefit Plans	—	—	—	—	(6.2)	—	(6.2)
Postretirement Benefit Plans	—	—	—	—	(6.5)	—	(6.5)
Currency Translation Adjustment	—	—	—	—	5.5	—	5.5
Issuance of Shares for Stock-Based Awards	453,528	—	7.0	—	—	—	7.0
Balances at December 31, 2010	343,698,778	$3.4	$1,965.2	$(1,008.3)	$(213.3)	—	$747.0
Net Income (Loss)	—	—	—	276.9	—	(1.6)	275.3
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	14.0	—	14.0
Pension Benefit Plans	—	—	—	—	(80.3)	—	(80.3)
Postretirement Benefit Plans	—	—	—	—	1.2	—	1.2
Currency Translation Adjustment	—	—	—	—	(3.7)	—	(3.7)
Issuance of Common Stock, Net	52,530,975	0.5	237.0	—	—	—	237.5
Repurchase of Common Stock	(7,264,922)	—	(32.9)	—	—	—	(32.9)
Investment in Subsidiaries	—	—	(3.1)	—		0.4	(3.4)
Issuance of Shares for Stock-Based Awards	509,955	—	11.3	—	—	—	11.3
Balances at December 31, 2011	389,474,786	$3.9	$2,177.5	$(731.4)	$(282.1)	$(1.2)	$1,166.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$275.2	$10.7	$56.4

Non-cash Items Included in Net Income:
Depreciation and Amortization	278.4	288.7	305.4
Goodwill Impairment Charge	96.3	—	—
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	2.1	1.4	2.3
Amortization of Deferred Debt Issuance Costs	7.0	8.3	8.5
Deferred Income Taxes	(238.4)	21.6	19.6
Amount of Postretirement Expense (Less) Greater Than Funding	(38.8)	(18.2)	4.7
Impairment Charges/Asset Write-offs	7.0	14.6	15.3
Other, Net	19.8	7.7	(6.8)
Changes in Operating Assets and Liabilities (See Note 3)	(20.8)	3.3	98.1
Net Cash Provided by Operating Activities	387.8	338.1	503.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(160.1)	(122.8)	(129.9)
Acquisition of Business	(51.9)	—	—
Proceeds from Sales of Assets, Net of Selling Costs	2.3	—	9.8
Other, Net	(2.1)	0.1	(4.6)
Net Cash Used in Investing Activities	(211.8)	(122.7)	(124.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	237.7	—	—
Repurchase of Common Stock	(32.9)	—	—
Proceeds from Issuance or Modification of Debt	—	30.6	423.8
Payments on Debt	(249.2)	(246.4)	(664.5)
Borrowings under Revolving Credit Facilities	92.1	138.8	166.2
Payments on Revolving Credit Facilities	(89.6)	(139.7)	(308.6)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(10.9)	(16.1)
Other, Net	(0.3)	0.2	—
Net Cash Used in Financing Activities	(42.2)	(227.4)	(399.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.7)	0.9	0.1

Net Increase (Decrease) in Cash and Cash Equivalents	133.1	(11.1)	(20.3)
Cash and Cash Equivalents at Beginning of Period	138.7	149.8	170.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$271.8	$138.7	$149.8

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GPHC and GPC conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock, and GPC’s ownership of all of Graphic Packaging International, Inc’s (GPII) outstanding common stock.

On December 8, 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively "DNK") , both wholly owned subsidiaries of Capital Five Investments, LLC ("CVI"). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC ("GFP") and contributed the net assets of its multi-wall bag and specialty plastics packaging businesses to it. CVI concurrently contributed its ownership interests in DNK to GFP. Neither party received cash consideration as part of the transaction. After the combination, the Company owns approximately 87% of GFP and will consolidate its results of operations. The remaining 13% of GFP is owned by CVI. At a future date, CVI has the ability to sell its interest in GFP to the Company at its fair market value; therefore, CVI's noncontrolling interest in GFP is recorded as Contingently Redeemable Noncontrolling Interests in the Company's financial statements. GFP is included in the flexible segment. This transaction is herein referred to as the "DNK Transaction". The purchase consideration was preliminarily allocated to the assets and liabilities based on estimated fair values and the excess of the consideration over the aggregate fair value of identifiable net assets of $13.9 million was allocated to goodwill. The Company is in the process of obtaining an independent third party valuation and anticipates finalizing the allocation during the first half of 2012.

On April 29, 2011, the Company paid $51.9 million to acquire substantially all of the assets of Sierra Pacific Packaging, Inc. (“Sierra”), a producer of folding cartons, beverage carriers and corrugated boxes for the consumer packaged goods industry. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the purchase date. The excess of the total purchase consideration over the aggregate fair value of identifiable net assets of $14.2 million was allocated to goodwill and the Company expects to deduct approximately $24 million of goodwill for tax purposes. The acquisition is included in the paperboard packaging segment.

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

The Company holds a 60% ownership interest in a joint venture, Graphic Hung Hing Packaging (Shanghai) Co., Ltd, in China and, as noted above, holds an 87% ownership interest in Graphic Flexible Packaging, LLC, both of which are consolidated in the Company's financial statements. The noncontrolling interests in these ventures are shown in the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, slow-moving and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows, discount rates and earnings before interest, taxes, depreciation and amortization, (“EBITDA”) multiples associated with impairment testing of goodwill and long-term assets, fair value of derivative financial instruments, deferred income tax assets and potential income tax assessments, and loss contingencies.

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

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2011 and 2010, no customer accounted for more than 10% of net sales or net accounts receivable.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $1.5 million, $1.1 million and $2.4 million in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company assesses its long-lived assets, including certain identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company assesses the appropriateness of the useful life of its long-lived assets periodically. See Note 12 — Impairment.

Depreciation and Amortization

Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles, trucks and tractors	3 to 5 years

Depreciation expense, including the depreciation expense of assets under capital leases, for 2011, 2010 and 2009 was $231.4 million, $239.8 million and $256.9 million, respectively.

Intangible assets (liabilities) with a determinable life are amortized on a straight-line basis over that period. The amortization expense for each intangible asset (liability) is recorded in the Consolidated Statements of Operations according to the nature of that asset (liability).

Goodwill is the Company’s only intangible asset not subject to amortization at December 31, 2011 and 2010. The following table displays the intangible assets (liabilities) that continue to be subject to amortization and aggregate amortization expense as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets (Liabilities):
Customer Relationships	$659.7	$167.0	$492.7	$657.2	$129.0	$528.2
Non-Compete Agreements	—	—	—	7.3	6.2	1.1
Patents, Trademarks and Licenses	132.2	88.6	43.6	129.0	81.0	48.0
Supply Contracts and Leases, Net	(1.4)	(1.0)	(0.4)	(2.1)	(1.4)	(0.7)
Total	$790.5	$254.6	$535.9	$791.4	$214.8	$576.6

The Company recorded amortization expense for the years ended December 31, 2011, 2010 and 2009 of $47.0 million,
$48.9 million and $48.5 million, respectively, relating to intangible assets (liabilities) subject to amortization. The Company expects amortization expense to be approximately $44 million in 2012 and 2013, $43 million in 2014 and 2015, and $41 million in 2016.

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

Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount including goodwill, to the fair value of the reporting unit. The estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including anticipated future cash flows, and market data and analysis, including market capitalization. The assumptions we use are based on what we believe a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill recoverability.

The Company's expectations for an economic recovery in the construction and housing markets in 2011 did not occur. Based on declines in current operating results against these projections, the Company performed an interim impairment analysis for a reporting unit within the flexible packaging segment as of September 30, 2011. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. This valuation approach is based on Level 3 inputs in the fair value hierarchy. See "Note 10 - Fair Value Measurement” for detail information. Based on this analysis, the Company recorded a non-cash pre-tax goodwill impairment charge of $96.3 million in the third quarter of 2011. This charge is recorded as Goodwill Impairment, Restructuring and Other Special Charges in the Company's Consolidated Statements of Operations. Prior to the impairment charge, the amount of goodwill attributable to the reporting unit was approximately $112 million.

The Company completed the annual test of goodwill associated with each of our reporting units during the fourth quarter of 2011 and concluded that the fair values were in excess of the carrying values of each of the reporting units.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Packaging	Flexible Packaging	Total
Balance at December 31, 2009	$1,045.9	$158.7	$1,204.6
Altivity Purchase Accounting	(1.1)	—	(1.1)
Foreign Currency Effects	0.6	1.1	1.7
Balance at December 31, 2010	$1,045.4	$159.8	$1,205.2
Acquisition of Businesses	14.2	13.9	28.1
Goodwill Impairment (a)	—	(96.3)	(96.3)
Foreign Currency Effects	(1.3)	—	(1.3)
Balance at December 31, 2011	$1,058.3	$77.4	$1,135.7

(a) Goodwill impairment recorded in 2011 also represents all accumulated goodwill impairment losses.

Retained Insurable Risks

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“the FASB Codification”). A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made.

International Currency

The functional currency of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Any related translation adjustments are recorded directly to a separate component of Graphic Packaging Holding Company Shareholders’ Equity, unless there is a sale or substantially complete liquidation of the underlying foreign investments.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership.

The timing of revenue recognition is largely dependent on the location of title transfer which is normally either at our plant (shipping point) or upon arrival at our customer’s plant (destination). The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the title transfer discussed above.

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

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2011, 2010 and 2009 were $16.0 million, $12.8 million and $7.2 million, respectively.

Goodwill Impairment, Restructuring and Other Special Charges (Credits)

The following table summarizes the transactions recorded in Goodwill Impairment, Restructuring and Other Special Charges (Credits) in the Consolidated Statements of Operations as of December 31:

In millions	2011	2010	2009
Goodwill Impairment	$96.3	$—	$—
Alternative Fuel Tax Credit	—	—	(137.8)
Altivity Merger Related Charges	—	55.1	71.7
Asset Impairment and Shutdown Charges	10.0	—	13.0
Charges Associated with Business Combinations	1.2	—	—
Total	$107.5	$55.1	$(53.1)

Additional information on these transactions can be found in Note 1 under the captions Goodwill and Alternative Fuel Tax Credit and in Note 4 - Restructuring Reserves and Note 12 - Impairment.
Alternative Fuel Tax Credit

The Company burns alternative fuel at its West Monroe, LA and Macon, GA mills in order to produce energy and recover chemicals. During 2009, the U.S. Internal Revenue Code allowed an excise tax credit under certain circumstances for the use of alternative fuels and alternative fuel mixtures. In the first quarter of 2009, the Company filed an application with the Internal Revenue Service (the “IRS”) for certification of eligibility to receive the tax credit for its use of black liquor in alternative fuel mixtures in the recovery boilers at the mills. During the second quarter of 2009, the Company received notification from the IRS that its registration as an alternate fuel mixer had been approved. The Company submitted excise tax refund claims totaling $147.2 million based on fuel usage at the two mills from mid-January 2009 through December 31, 2009. The Company received excise tax refunds totaling $134.8 million through the end of the year in 2009, and the remainder was received in 2010. The net impact of the excise tax credit is included in Goodwill Impairment, Restructuring and Other Special Charges (Credits) in the amount of $137.8 million for the year ended December 31, 2009 and is included in Corporate for segment reporting purposes. The excise tax credit expired on December 31, 2009.

Equity Offering

During the second quarter of 2011, the Company completed a public offering of 52.5 million shares of its common stock, par value $0.01 per share, priced at $4.75 per share. The offering resulted in net proceeds of $237.7 million, after deducting offering expenses. The Company used $32.9 million of the net proceeds from the offering to repurchase and subsequently retire 7.3 million shares of common stock held by the Grover C. Coors Trust (“Coors Trust”). The Company used the remaining net proceeds from its stock offerings to reduce its indebtedness and for general corporate purposes.

Adoption of New Accounting Standards

In September 2011, the FASB issued guidance amending the Compensation – Retirement Benefits – Multi-employer Plans topic of the FASB Codification. This amendment requires employers participating in material multi-employer pension plans and other postretirement benefit plans to provide additional disclosures regarding the Company's involvement in multi-employer plans. The Company adopted the guidance in the fourth quarter of 2011. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance amending the Other Comprehensive Income topic of the FASB Codification. The guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted the guidance in the fourth quarter of 2011, and presented a separate Consolidated Statements of Comprehensive Income. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2011, the Company adopted revised guidance as required by the Revenue Recognition topic of the FASB Codification, which requires vendors to account for transactions with the same customer involving multiple products or services (deliverables) separately rather than as a combined unit. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted

In September 2011, the FASB issued guidance amending the Intangibles – Goodwill and Other topic of the FASB Codification. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The guidance will be effective for the Company in the first quarter of 2012 and is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

NOTE 2.	SUPPLEMENTAL BALANCE SHEET DATA

Receivables, Net:

In millions	2011	2010
Trade	$384.0	$366.5
Less: Allowance	(3.5)	(3.2)
	380.5	363.3
Other	21.4	18.9
Total	$401.9	$382.2

Inventories, Net by major class:

In millions	2011	2010
Finished Goods	$243.5	$229.3
Work in Progress	41.1	36.5
Raw Materials	140.7	100.9
Supplies	53.8	50.6
Total	$479.1	$417.3

Other Current Assets:

In millions	2011	2010
Assets Held for Sale	$18.5	$27.4
Prepaid Expenses	17.8	19.7
Other	—	0.3
Total	$36.3	$47.4

Property, Plant and Equipment, Net:

In millions	2011	2010
Property, Plant and Equipment, at Cost:
Land and Improvements	$121.5	$118.7
Buildings	344.4	329.7
Machinery and Equipment (1)	3,329.9	3,169.2
Construction-in-Progress	77.8	63.6
	3,873.6	3,681.2
Less: Accumulated Depreciation (1)	(2,251.5)	(2,039.7)
Total	$1,622.1	$1,641.5

(1)	Includes gross assets under capital lease of $10.8 million and related accumulated depreciation of $1.6 million as of December 31, 2011.

Other Assets:

In millions	2011	2010
Deferred Debt Issuance Costs, Net of Amortization of $30.1 million and $26.2 million for 2011 and 2010, respectively	$15.6	$24.7
Deferred Income Tax Assets	6.1	6.3
Other	20.2	16.7
Total	$41.9	$47.7

Other Accrued Liabilities:

In millions	2011	2010
Fair Value of Derivatives, current portion	$5.0	$19.8
Restructuring Reserves	1.3	2.1
Deferred Revenue	16.2	14.9
Accrued Customer Rebates	15.7	18.2
Other (2)	39.7	31.3
Total	$77.9	$86.3

(2) During 2011, the Company recognized employee severance costs of approximately $10 million of which $5.4 million is accrued at December 31, 2011.

Other Noncurrent Liabilities:

In millions	2011	2010
Fair Value of Derivatives, noncurrent portion	$—	$9.1
Deferred Revenue	6.0	6.4
Multi-employer Plans	24.3	23.7
Workers Compensation Reserve	14.1	14.0
Other	14.8	19.5
Total	$59.2	$72.7

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Provided by (Used in) Operations Due to Changes in Operating Assets and Liabilities:

In millions	2011	2010	2009
Receivables, Net	$0.7	$5.0	$(6.5)
Inventories, Net	(43.0)	13.3	91.0
Prepaid Expenses	3.4	(7.3)	8.8
Other Assets	(5.8)	—	—
Accounts Payable	27.5	6.0	19.4
Compensation and Employee Benefits	(3.3)	(11.9)	12.4
Income Taxes	0.8	(2.4)	0.1
Interest Payable	(6.9)	(15.3)	(15.1)
Other Accrued Liabilities	(6.5)	(12.1)	(17.3)
Other Noncurrent Liabilities	12.3	28.0	5.3
Total	$(20.8)	$3.3	$98.1

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2011	2010	2009
Interest	$143.7	$180.9	$219.5
Income Taxes	8.2	6.7	7.7

As part of the DNK Transaction, the Company and CVI exchanged equity interests valued at approximately $10 million.

NOTE 4.	RESTRUCTURING RESERVES

The Company has formulated plans to close or exit certain production facilities resulting from the combination with Altivity. Restructuring reserves were established in accordance with the requirements of Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and the Exit or Disposal Cost Obligations topic of the FASB Codification Topic 420.

There were no severance and benefits recorded in 2011 relating to the combination with Altivity. The amount of severance and benefits recorded in 2010 and 2009 totaled $2.2 million and $4.1 million, respectively. These severance and benefits are included in Goodwill Impairment, Restructuring and Other Special Charges (Credits) in the Consolidated Statements of Operations. The portion of the restructuring reserves expected to be settled within one year is included in Other Accrued Liabilities on the Company’s Consolidated Balance Sheets.

The following table summarizes the transactions within the restructuring reserves:

In millions	Severance and Benefits	Facility Closure Costs	Equipment Removal	Total
Establish Reserve	$13.9	$9.8	$2.0	$25.7
Additions to Reserves	6.4	0.9	0.3	7.6
Cash Payments	(11.8)	(2.2)	(0.3)	(14.3)
Other Adjustments	(5.0)	(5.0)	(1.4)	(11.4)
Balance at December 31, 2009	$3.5	$3.5	$0.6	$7.6
Additions to Reserves	2.2	—	—	2.2
Cash Payments	(2.9)	(1.8)	(0.3)	(5.0)
Other Adjustments	(2.2)	(0.5)	—	(2.7)
Balance at December 31, 2010	$0.6	$1.2	$0.3	$2.1
Cash Payments	(0.5)	(0.3)	—	(0.8)
Balance at December 31, 2011	$0.1	$0.9	$0.3	$1.3

Accelerated or incremental depreciation was recorded for assets that would be removed from service before the end of their originally estimated useful lives due to the facility closures. The amount of accelerated depreciation recorded in 2010 and 2009 was $3.9 million and $9.1 million, respectively.

Upon finalizing its restructuring activities related to the combination with Altivity, in the second quarter of 2010, the Company concluded that certain facilities were no longer an essential part of its manufacturing and warehouse footprint and that the facilities would be sold. Accordingly, the facilities are reported at the lower of their carrying value or fair market value less costs to sell and reclassified as assets held for sale and are included in other current assets. In addition, estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for union employees at certain of these facilities were established. Charges of $21.9 million for estimated multi-employer pension plan withdrawal liabilities and $7.8 million related to assets written down to fair market value less costs to sell were recorded, and are included in Goodwill Impairment, Restructuring and Other Special Charges (Credits) in the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2010.

NOTE 5.	DEBT

Short-Term Debt is composed of the following:

In millions	2011	2010
Short-Term Borrowings	$8.8	$6.7
Current Portion of Capital Lease Obligations	1.7	—
Current Portion of Long-Term Debt	19.6	19.3
Total	$30.1	$26.0

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2011 and 2010 was 5.6% and 5.6%, respectively.

On May 16, 2007, the Company entered into a $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provided for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 175 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The Company’s obligations under the Credit Agreement are collateralized by substantially all of the Company’s domestic assets.

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

On August 5, 2009, the Company announced that it would redeem and prepay approximately $20 million in aggregate principal and interest of the 8.50% Senior Notes due in 2011. The Credit Agreement contains, among other exceptions to the restrictions on prepayment of the Senior Notes, a $20 million basket for such redemptions. The redemption occurred on September 4, 2009 (the “Redemption Date”), at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest up to, but not including the Redemption Date. In total, $19.9 million aggregate principal amount of the 8.5% Senior Notes due in 2011 was redeemed on September 4, 2009.

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

On July 15, 2010, the Company announced that it would redeem and prepay approximately $66.8 million in aggregate principal of the 9.5% Senior Subordinated Notes due in 2013 at a redemption price of 101.533%. The redemption occurred on August 16, 2010.

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

During August 2011, the Company prepaid the remaining $73.3 million of its 9.5% Senior Subordinated Notes due 2013. During the second quarter 2011, the Company used a portion of its proceeds from the equity offering to prepay $150.0 million of its term loans. These prepayments were treated as extinguishments of debt, and charges of $1.3 million and $0.8 million, respectively, consisting of unamortized finance costs were recorded as Loss on Modification or Extinguishment of Debt in the Company's Condensed Consolidated Statements of Operations.

During December 2011, as part of the DNK Transaction, the Company paid the $25.9 million balance outstanding on debt previously issued by DNK.

Long-Term Debt is composed of the following:

In millions	2011	2010
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.4	$246.0
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.2	423.5
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	—	73.3
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.39% at December 31, 2011) payable through 2014	769.0	837.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (3.14% at December 31, 2011) payable through 2014	908.7	989.9
Senior Secured Revolving Facility with interest payable at floating rates payable in 2013	—	—
Capital Lease Obligations	7.3	—
Other	2.4	2.0
	2,357.0	2,572.4
Less: current portion	21.3	19.3
Total	$2,335.7	$2,553.1

Long-Term Debt maturities are as follows:

In millions
2012	$19.6
2013	17.8
2014	1,642.6
2015	—
2016	—
After 2016	669.7
Total	$2,349.7

At December 31, 2011, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Revolving Credit Facility	$400.0	$—	$368.1
International Facilities	13.3	8.8	4.5
Total	$413.3	$8.8	$372.6

Note:

(a)
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $31.9 million as of December 31, 2011. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire at various dates through 2012 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of December 31, 2011, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 6.	STOCK INCENTIVE PLANS

The Company has four active equity compensation plans, but since 2004 the Company’s only plan pursuant to which new grants are made is the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (previously named the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan) (the “2004 Plan”). Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), the Riverwood Holding, Inc. 2002 Stock Incentive Plan (“2002 SIP”), and the Graphic Packaging Equity Incentive Plan (“EIP”). Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the plans are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Stock Options

GPC and the Company have not granted any stock options since 2004 and all stock options outstanding as of December 31, 2011 are vested. The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2011 and the option exercise price range per plan. No options have been granted under the 2004 Plan, so this plan has been omitted from the table.

Plan	Shares Subject to Options	Weighted Average Exercise Price	Shares Subject to Exercisable Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Contractual Life in Years
2003 LTIP	684,070	$5.96	684,070	$5.96	$4.70 to $6.57	1.72
2002 SIP	2,130,754	7.88	2,130,754	7.88	7.88	0.01
EIP	2,367,093	7.79	2,367,093	7.79	$1.56 to $13.74	1.60
Total	5,181,917	$7.58	5,181,917	$7.58	—	0.96

As of December 31, 2011 and 2010, there were 5,181,917 and 5,280,267 exercisable options, respectively.

A summary of option activity during the three years ended December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price
Outstanding — December 31, 2008	7,115,887	$7.21
Exercised	—	—
Canceled	(673,795)	6.54
Outstanding — December 31, 2009	6,442,092	$7.28
Exercised	(80,150)	2.30
Canceled	(1,081,675)	6.57
Outstanding — December 31, 2010	5,280,267	$7.50
Exercised	(71,350)	2.12
Canceled	(27,000)	5.69
Outstanding — December 31, 2011	5,181,917	$7.58

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2004 Plan permits the grant of stock awards, restricted stock and RSUs. All RSUs vest and become payable in one to five years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets and service requirements that must be met for the shares to vest. Upon vesting, RSUs are payable in cash and shares of common stock, based on the proportion set forth in the grant agreements. Stock awards granted to non-employee directors are unrestricted on the grant date.

Data concerning RSUs and stock awards granted in the years ended December 31:

	2011	2010	2009
RSUs — Employees	3,979,591	5,503,250	8,390,054
Weighted-average price per share	$5.16	$3.60	$0.89
Stock Awards — Board of Directors	198,888	339,612	651,310
Weighted-average price per share	$5.43	$3.18	$1.52

A summary of the Company’s unvested RSUs as of December 31, 2011 and changes during the fiscal years ended December 31 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2008	1,087,510	$2.72
Granted	8,390,054	0.89
Released	(207,037)	2.72
Forfeited	(565,408)	1.09
Outstanding — December 31, 2009	8,705,119	$1.07
Granted	5,503,250	3.60
Released	(76,546)	2.22
Forfeited	(288,339)	2.26
Outstanding — December 31, 2010	13,843,484	$2.05
Granted	3,979,591	5.16
Released	(276,700)	1.75
Forfeited	(787,524)	2.94
Outstanding — December 31, 2011	16,758,851	$2.75

The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. The unrecognized expense at December 31, 2011 is approximately $20.9 million and is expected to be recognized over a weighted average period of 2 years.

The value of a stock award is based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

The Company has 149,203 shares of phantom stock outstanding, representing compensation deferred by one of its directors. These shares of phantom stock are fully vested on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 31,528 shares in payment of employee deferred compensation.

During 2011, 2010 and 2009, $17.6 million, $12.8 million and $5.9 million, respectively, were charged to compensation expense for stock incentive plans.

NOTE 7.	POSTRETIREMENT AND OTHER BENEFITS

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

Currently, the North American plans are closed to newly-hired salaried and non-union hourly employees. Effective July 1, 2011, the North American plans were frozen for most salaried and non-union hourly employees and replaced with a defined contribution plan.

The U.K. and Canada defined benefit plans were frozen effective March 31, 2001 and December 21, 2009 respectively, and replaced with a defined contribution plan.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2011	2010	2009	2011	2010	2009
Components of Net Periodic Cost:
Service Cost	$19.3	$19.0	$20.5	$1.1	$1.1	$1.4
Interest Cost	52.2	51.3	50.5	2.5	3.0	3.3
Expected Return on Plan Assets	(58.3)	(50.8)	(41.8)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.5	0.5	1.2	(0.2)	(0.2)	(0.1)
Actuarial Loss (Gain)	13.4	10.1	20.2	(1.7)	(1.3)	(1.2)
Curtailment Gain	(0.6)	(0.2)	(3.2)	—	(0.3)	—
Other	0.1	0.1	0.5	—	—	—
Net Periodic Cost	$26.6	$30.0	$47.9	$1.7	$2.3	$3.4

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Weighted Average Assumptions:
Discount Rate	5.74%	6.10%	6.28%	5.48%	5.93%	6.27%
Rate of Increase in Future Compensation Levels	2.16%	2.19%	2.52%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	7.96%	7.95%	7.91%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	8.50%	8.50%	9.00%
Ultimate Health Care Cost Trend Rate (a)	—	—	—	5.00%	5.00%	5.00%
Ultimate Year (a)	—	—	—	2018	2017	2017

(a) One of the salaried plan’s costs was capped beginning in 1999.

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$929.7	$858.9	$55.6	$49.6
Service Cost	19.3	19.0	1.1	1.1
Interest Cost	52.2	51.3	2.5	3.0
Actuarial Loss (Gain)	118.7	43.8	(3.8)	4.9
Foreign Currency Exchange	(1.5)	(3.4)	—	—
Curtailment Gain	(13.5)	—	—	(0.3)
Acquisition	6.3	—	—	—
Benefits Paid	(41.3)	(39.4)	(2.6)	(3.2)
Other	(0.1)	(0.5)	0.2	0.5
Benefit Obligation at End of Year	$1,069.8	$929.7	$53.0	$55.6

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$706.0	$622.2	$—	$—
Actual Return on Plan Assets	24.4	79.3	—	—
Employer Contributions	64.5	47.3	2.6	3.2
Foreign Currency Exchange	(1.3)	(2.8)	—	—
Benefits Paid	(41.3)	(39.4)	(2.6)	(3.2)
Acquisition	2.8	—	—	—
Other	(0.6)	(0.6)	—	—
Fair Value of Plan Assets at End of Year	$754.5	$706.0	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(315.3)	$(223.7)	$(53.0)	$(55.6)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension and Postretirement Benefits Liability — Current	$(0.8)	$(0.7)	$(2.7)	$(3.6)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	(314.5)	(223.0)	(50.3)	(52.0)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	319.5	194.5	(9.1)	(7.1)
Prior Service Cost (Income)	0.4	(0.2)	(0.9)	(1.1)
Weighted Average Calculations:
Discount Rate	4.85%	5.74%	4.74%	5.48%
Rates of Increase in Future Compensation Levels	2.16%	2.16%	—	—
Initial Health Care Cost Trend Rate	—	—	8.00%	8.50%
Ultimate Health Care Cost Trend Rate (a)	—	—	5.00%	5.00%
Ultimate Year	—	—	2018	2018

(a) One of the salaried plan’s costs was capped beginning in 1999.

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,050.8 million and $910.2 million at December 31, 2011 and 2010, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2011 and 2010, except at December 31, 2010.

Employer Contributions

The Company made contributions of $64.5 million and $47.3 million to its pension plans during 2011 and 2010, respectively. The Company also made postretirement health care benefit payments of $2.6 million and $3.2 million during 2011 and 2010, respectively. For 2012, the Company expects to make contributions of $40 to $70 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2011 and 2010, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2011	2010
Cash	—%	2.0%	0.3%
Equity Securities	52.0	52.4	55.1
Fixed Income Securities	42.0	41.0	39.7
Other Investments	6.0	4.6	4.9
Total	100.0%	100.0%	100.0%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$14.8	$0.6	$14.2	$—
Equity Securities:
Domestic (a)	301.7	58.2	243.5	—
Foreign (a)	93.8	43.5	50.3	—
Fixed Income Securities (a)	309.3	120.7	188.6	—
Other Investments:
Real estate (a)	12.0	—	12.0	—
Diversified growth fund (b)	22.9	—	22.9	—
Total	$754.5	$223.0	$531.5	$—

	Fair Value Measurements at December 31, 2010
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$3.7	$1.3	$2.4	$—
Equity Securities:
Domestic (a)	264.4	52.1	212.3	—
Foreign (a)	123.1	9.3	113.8	—
Fixed Income Securities (a)	280.4	111.4	169.0	—
Other Investments:
Real estate (a)	11.6	—	11.6	—
Diversified growth fund (b)	22.8	—	22.8	—
Total	$706.0	$174.1	$531.9	$—

(a) The Level 2 investments are held in pooled funds.
(b) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five year horizon.

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2011 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.3	$(0.3)
Effect on Year-End Postretirement Benefit Obligation	$4.6	$(3.9)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2021:

In millions	Pension Plans	Postretirement Health Care Benefits
2012	$46.9	$3.2
2013	48.8	3.3
2014	51.7	3.4
2015	54.3	3.7
2016	57.7	4.1
2017— 2021	333.1	21.9

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2012

During 2012, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits	Postemployment Benefits(a)
Recognition of Prior Service Cost (Benefit)	$0.5	$(0.2)	$—
Recognition of Actuarial Loss (Gain)	30.0	(1.2)	(0.1)

(a) The Company maintains postemployment benefits for U.S. employees. Certain benefits are based on years of service.

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2011 and 2010 was $7.4 million and $8.0 million, respectively.

In September 2011, the FASB issued guidance amending the Compensation – Retirement Benefits – Multi-employer Plans topic of the FASB Codification. This amendment requires employers participating in material multi-employer pension plans and other postretirement benefit plans to provide additional disclosures regarding the Company's involvement in multi-employer plans. The Company adopted the guidance in the fourth quarter of 2011. As discussed in Note 4, the Company recorded a liability for partial or complete withdrawal from certain multi-employer plans for closed facilites. At December 31, 2011, the Company has $24.3 million recorded in Other Noncurrent Liabilities for these withdrawal liabilities. The Company considers its remaining participation in multi-employer plans not material. and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2011, 2010 and 2009 were $22.9 million, $19.5 million and $20.2 million, respectively.

NOTE 8.	INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2011	2010	2009
U.S.	$53.8	$29.3	$89.0
International	(10.5)	7.3	(9.8)
Income before Income Taxes and Equity Income of Unconsolidated Entities	$43.3	$36.6	$79.2

The provisions for Income Tax Benefit (Expense) on Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2011	2010	2009
Current Benefit (Expense):
U.S.	$(3.4)	$0.1	$0.1
International	(5.2)	(6.0)	(4.6)
Total Current	$(8.6)	$(5.9)	$(4.5)

Deferred Benefit (Expense):
U.S.	238.9	(21.4)	(31.4)
International	(0.5)	(0.2)	11.8
Total Deferred	$238.4	$(21.6)	$(19.6)
Income Tax Benefit (Expense)	$229.8	$(27.5)	$(24.1)

A reconciliation of Income Tax Benefit (Expense) on Income before Income Taxes and Equity Income of Unconsolidated Entities at the federal statutory rate of 35% compared with the Company’s actual Income Tax Benefit (Expense) is as follows:

	Year Ended December 31,
In millions	2011	Percent	2010	Percent	2009	Percent
Income Tax (Expense) Benefit at U.S. Statutory Rate	$(15.2)	35.0%	$(12.8)	35.0%	$(27.7)	35.0%
U.S. State and Local Tax (Expense) Benefit	(4.2)	9.8	(0.8)	2.2	(4.3)	5.5
Permanent Items:
Goodwill Impairment	(18.5)	42.7	—	—	—	—
Other	(3.5)	8.1	(0.6)	1.6	(6.6)	8.3
Change in Valuation Allowance	262.8	(606.8)	(11.4)	31.2	11.5	(14.5)
International Tax Rate Differences	(0.3)	0.7	0.4	(1.2)	0.4	(0.5)
Foreign Withholding Tax	(0.6)	1.3	(0.9)	2.5	(0.1)	0.1
Undistributed Foreign Earnings	8.6	(20.0)	—	—	—	—
Adjustment to Tax Contingencies	0.2	(0.5)	0.6	(1.6)	(0.1)	0.1
Other	0.5	(1.0)	(2.0)	5.5	2.8	(3.6)
Income Tax Benefit (Expense)	$229.8	(530.7)%	$(27.5)	75.2%	$(24.1)	30.4%

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2011	2010
Current Deferred Income Tax Assets:
Compensation Based Accruals	$28.6	$25.8
Current Portion of Net Operating Loss Carryforward	79.6	—
Other	18.6	20.4
Valuation Allowance	(1.8)	(18.2)
Net Current Deferred Income Tax Assets	$125.0	$28.0
Noncurrent Deferred Income Tax Assets and Liabilities:
Net Operating Loss Carryforwards	$388.2	$518.4
Postretirement Benefits	128.5	94.6
Tax Credits	13.3	12.8
Other	68.7	76.4
Valuation Allowance	(35.2)	(290.1)
Property, Plant and Equipment	(248.1)	(264.8)
Goodwill	(212.8)	(210.2)
Other Intangibles	(159.5)	(171.9)
Net Noncurrent Deferred Income Tax Assets and Liabilities	$(56.9)	$(234.8)
Net Deferred Income Tax Asset (Liability)	$68.1	$(206.8)

The Company has total deferred income tax assets, excluding valuation allowance, of $736.7 million and $757.5 million as of December 31, 2011 and 2010, respectively. The Company has total deferred income tax liabilities of $631.6 million and $656.0 million as of December 31, 2011 and 2010, respectively.
During 2011, the Company recognized $265.2 million of Income Tax Benefit associated with the release of its U.S. federal and of a substantial portion of its state deferred tax valuation allowance. According to the Income Taxes topic of the FASB Codification, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The FASB Codification provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.
The Company has evaluated the need to maintain a valuation allowance for deferred tax assets based on its assessment of whether it is more likely than not that deferred tax assets will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In 2011, this evaluation resulted in the determination that the Company's valuation allowance on its U.S. federal and a substantial portion of its state deferred tax assets could be released. The qualitative and quantitative analysis of current and expected earnings, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a substantial portion of these deferred tax assets.
Although the Company has released its federal and a substantial portion of its state valuation allowance, the Company has reviewed the remaining net deferred income tax assets as of December 31, 2011 and 2010, respectively, and determined that it is more likely than not that some of the net deferred income tax assets will not be realized. The valuation allowance of $37.0 million and $308.3 million at December 31, 2011 and 2010, respectively, is maintained on the remaining net deferred income tax assets for which the Company has not determined that realization is more likely than not. Of the total valuation allowance at December 31, 2011, $29.6 million relates to foreign jurisdictions and the remaining $7.4 million relates to certain states. The need for a valuation allowance is made on a country-by-country basis. As of December 31, 2011, the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred income tax assets related primarily to the Company’s Brazil, Canada, China, France, Germany, and certain U.S. state deferred balances.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2011, 2010, and 2009, respectively:

	December 31,
In millions	2011	2010	2009
Balance Beginning of Period	$308.3	$255.5	$304.3
(Credits) Charges to Costs and Expenses	(262.8)	11.4	(11.5)
(Deduction) Additions	(8.5)	41.4	(37.3)
Balance at End of Period	$37.0	$308.3	$255.5

The U.S. federal net operating loss carryforwards expire as follows:

In millions
2012	$122.2
2018	291.2
2019	193.0
2021	140.8
2022	67.9
2023	117.8
2025	22.3
2026	91.8
2027	10.6
2028	110.7
Total	$1,168.3

U.S. state net operating loss carryforward amounts total $934.8 million and expire in various years through 2031.

International net operating loss carryforward amounts total $93.2 million, of which substantially all have no expiration date.

Tax Credit carryforwards of $13.3 million, of which approximately $10 million have no expiration date, and the remainder expire starting in 2020.

As of December 31, 2011, the Company has only provided for deferred U.S. income taxes on $5.9 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $35 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2011	2010
Balance at January 1,	$0.9	$1.5
Additions for tax positions of prior years	0.5	0.1
Reductions for tax positions of prior years	(0.9)	(0.7)
Balance at December 31,	$0.5	$0.9

At December 31, 2011, the gross unrecognized tax benefits of $0.5 million, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company did not have a material accrual for the payment of interest and penalties at December 31, 2011 and 2010.

The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2008 or non-U.S. income tax examinations for years before 2003.

NOTE 9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2011, the Company had interest rate swap agreements with a notional amount of $920.0 million which expire on various dates through April 2012 under which the Company will pay fixed rates of 2.24% to 3.84% and receive three-month LIBOR rates.

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

During 2011 and 2010, there were minimal amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2012. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2011 and 2010, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and gains/losses related to these contracts are recognized in Other Income, Net when the anticipated transaction affects income.

At December 31, 2011 and 2010, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2011 and 2010, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2011 and 2010, respectively, had notional amounts totaling $79.8 million and $58.7 million.

No amounts were reclassified to earnings during 2011 and 2010 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2011 and 2010.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2011 and 2010, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2011 and 2010, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2011 and 2010, respectively, had net notional amounts totaling $19.5 million and $8.2 million. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

Net currency exchange losses (gains) included in determining Income from Operations for the years ended December 31, 2011, 2010 and 2009 were $4.2 million, $5.5 million and $(0.8) million, respectively.

NOTE 10.	FAIR VALUE MEASUREMENT
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

Fair Value of Financial Instruments

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
In millions	Location	2011	2010	Location	2011	2010
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$0.1	Other Accrued Liabilities	$1.3	$0.8

Foreign Currency Contracts	Other Current Assets	1.3	0.7	Other Accrued Liabilities	0.3	0.6
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities and Interest Payable	8.3	33.3

Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	0.5	—	Other Accrued Liabilities	—	0.3
Total Derivative Contracts		$1.8	$0.8		$9.9	$35.0

As of December 31, 2011, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2011 and 2010 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $2,402.3 million and $2,626.8 million as compared to the carrying amounts of $2,349.7 million and $2,572.4 million as of December 31, 2011 and 2010, respectively. The fair value of the Company's Senior Notes is based on quoted market prices (Level 1 inputs) and the remainder of the Company's Long-Term Debt is based on Level 2 inputs.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2011 and 2010 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Location in Statement of Operations (Ineffective Portion)
	Twelve Months Ended December 31,			Twelve Months Ended December 31,			Twelve Months Ended December 31,
In millions	2011	2010		2011	2010		2011	2010
Commodity Contracts	$5.5	$9.7	Cost of Sales	$4.9	$7.8	Cost of Sales	$0.1	$(0.1)
Foreign Currency Contracts	1.0	(0.2)	Other Income, Net	1.8	(0.6)	Other Income, Net	—	—
Interest Rate Swap Agreements	1.5	24.8	Interest Expense, Net	24.0	34.8	Interest Expense, Net	—	(0.2)
Total	$8.0	$34.3		$30.7	$42.0		$0.1	$(0.3)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 is as follows:

In millions		2011	2010
Foreign Currency Contracts	Other (Income) Expense, Net	$—	$1.9

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2011	2010	2009
Balance at January 1	$(27.4)	$(35.1)	$(68.5)
Reclassification to earnings	30.7	42.0	75.8
Current period change in fair value	(8.0)	(34.3)	(42.4)
Balance at December 31	$(4.7)	$(27.4)	$(35.1)

At December 31, 2011, the Company expects to reclassify approximately $4.7 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive (Loss) Income to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended December 31,
	2011			2010			2009
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments Gain (Loss)	$22.7	$(8.7)	$14.0	$7.7	$—	$7.7	$33.4	$—	$33.4
Currency Translation Adjustment	(3.7)	—	(3.7)	5.5	—	5.5	7.8	—	7.8
Pension Benefit Plans	(125.7)	45.4	(80.3)	(4.4)	(1.8)	(6.2)	90.0	1.7	91.7
Postretirement Benefit Plans	2.0	(0.8)	1.2	(6.5)	—	(6.5)	7.9	(0.3)	7.6
Postemployment Benefit Plans	—	—	—	—	—	—	3.9	—	3.9
Other Comprehensive Income (Loss)	$(104.7)	$35.9	$(68.8)	$2.3	$(1.8)	$0.5	$143.0	$1.4	$144.4

The balances of Accumulated Other Comprehensive Income (Loss), net of applicable taxes are as follows:

	December 31,
In millions	2011	2010
Accumulated Derivative Instruments Loss	$(13.4)	$(27.4)
Currency Translation Adjustment	(3.6)	0.1
Pension Benefit Plans	(274.7)	(194.4)
Postretirement Benefit Plans	9.1	7.9
Postemployment Benefit Plans	0.5	0.5
Accumulated Other Comprehensive Loss	$(282.1)	$(213.3)

NOTE 12.	IMPAIRMENT
In accordance with the Property, Plant, and Equipment topic of the FASB Codification, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.
During 2010, the Company classified $27.4 million as assets held for sale, which resulted in an impairment of $7.8 million as discussed in Note 4 — Restructuring Reserves. These assets are recorded at the lower of book value or fair value less cost to sell. Fair value was determined using a market approach based on values of similar assets.

During fourth quarter 2011, the Company recognized an additional impairment charge of $4.8 million relating to these held for sale assets. The impairment charge is included as a component of Goodwill Impairment, Restructuring and Other Special Charges (Credits) on the Consolidated Statements of Operations. This charge is recognized in the Company’s corporate segment. Fair value was determined using a market approach based on management's assumptions and recent offers received on these properties.

During 2009, the Company recognized an impairment charge of $11.5 million relating to a flexible packaging plant located in Ontario, Canada. An operating loss in 2009, as well as the projection of continuing losses, led the Company to test the plant’s long-lived assets for impairment. Fair value was determined using an income approach based on management’s assumptions and a market approach based on comparable sales of similar assets. The impairment charge is included as a component of Goodwill Impairment, Restructuring and Other Special Charges (Credits) on the Consolidated Statements of Operations and is a component of the Company’s flexible packaging segment.

These valuation approaches are based on Level 3 inputs in the fair value hierarchy. See Note 10 — Fair Value Measurement.

As of December 31, 2011, assets held for sale were $18.5 million and are held in the corporate segment.

NOTE 13.	ENVIRONMENTAL AND LEGAL MATTERS
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

NOTE 14.	COMMITMENTS AND CONTINGENCIES
The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal options and some leases contain escalation clauses. At December 31, 2011, total minimum rental payments under these leases were as follows:

In millions
	Operating	Capital	Total
2012	$34.3	$1.7	$36.0
2013	30.4	1.7	32.1
2014	23.8	1.5	25.3
2015	18.4	1.3	19.7
2016	14.4	0.6	15.0
Thereafter	40.4	0.5	40.9
Total	$161.7	$7.3	$169.0

Total rental expense was approximately $36 million, $37 million and $40 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2016. At December 31, 2011, total commitments under these contracts were as follows:

In millions
2012	$172.7
2013	93.8
2014	89.7
2015	63.2
2016	55.5
Thereafter	98.1
Total	$573.0

NOTE 15.	RELATED PARTY TRANSACTIONS
MillerCoors Brewing Company, a joint venture between Molson Coors Brewing Company (formerly known as the Adolph Coors Company) and SABMiller, accounted for approximately $240 million of the Company’s Net Sales for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, MillerCoors Brewing Company (or its predecessors) accounted for approximately $250 million and $260 million, respectively, of the Company’s Net Sales. The Company continues to sell packaging products to MillerCoors Brewing Company. The supply agreement, effective July 1, 2010, with MillerCoors Brewing Company will not expire until April 1, 2016. Mr. Jeffrey H. Coors, a member of the Company’s Board of Directors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989. Together with family members and related trusts, Mr. Coors owns a significant interest in MillerCoors Brewing Company.

During the second quarter of 2011, the Company paid $32.9 million to repurchase and subsequently retire 7,264,922 shares of common stock held by the Coors Trust. Mr. Coors is a director and executive officer of such trust and the trust is the beneficial owner of approximately 11% of the Company's common stock.

NOTE 16.	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company reports its results in two business segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described above in Note 1 — Nature of Business and Summary of Significant Accounting Policies.

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

The flexible packaging segment produces kraft paper and converts kraft and specialty paper into multi-wall bags, consumer and specialty retail bags and produces flexible packaging, label solutions and laminations. The bags are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The flexible packaging, label solutions and laminations are converted from a wide variety of technologically advanced films for use in the food, pharmaceutical and industrial end-markets. Flexible packaging paper and metallicized paper labels and heat transfer labels are used in a wide range of consumer applications.

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2011, 2010 or 2009.

Business segment information is as follows:

	Year Ended December 31,
In millions	2011	2010	2009
NET SALES:
Paperboard Packaging	$3,503.9	$3,419.4	$3,423.5
Flexible Packaging	702.4	675.6	672.3
Total	$4,206.3	$4,095.0	$4,095.8
INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$344.7	$303.7	$288.3
Flexible Packaging (a)	(86.1)	18.0	2.5
Corporate (b)	(68.3)	(102.2)	(8.1)
Total	$190.3	$219.5	$282.7
CAPITAL EXPENDITURES:
Paperboard Packaging	$148.9	$114.9	$107.8
Flexible Packaging	7.6	3.6	8.6
Corporate	3.6	4.3	13.5
Total	$160.1	$122.8	$129.9
DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$243.1	$251.8	$252.7
Flexible Packaging	31.2	31.6	40.9
Corporate	4.1	5.3	11.8
Total	$278.4	$288.7	$305.4

	December 31,
In millions	2011	2010
ASSETS AT DECEMBER 31:
Paperboard Packaging	$3,763.4	$3,480.4
Flexible Packaging	734.2	844.6
Corporate (c)	152.1	159.6
Total	$4,649.7	$4,484.6
Business geographic area information is as follows:

	Year Ended December 31,
In millions	2011	2010	2009
NET SALES:
U.S./Canada	$3,979.8	$3,860.2	$3,862.6
Central/South America	80.7	77.0	70.3
Europe	185.1	168.9	171.7
Asia Pacific	163.2	134.5	121.8
Eliminations (d)	(202.5)	(145.6)	(130.6)
Total	$4,206.3	$4,095.0	$4,095.8

In millions	2011	2010
ASSETS AT DECEMBER 31:
U.S./Canada	$4,167.6	$4,024.5
Central/South America	70.7	69.1
Europe	178.5	167.1
Asia Pacific	80.8	64.3
Corporate (c)	152.1	159.6
Total	$4,649.7	$4,484.6

Notes:

a.	2011 results include the $96.3 million goodwill impairment charge.

b.	Primarily consists of the alternative fuel tax credit, unallocated general corporate expenses and costs associated with the combination with Altivity.

c.	Corporate assets are principally cash and equivalents, other current assets, deferred income tax assets, deferred debt issue costs and a portion of property, plant and equipment.

d.	Represents primarily the elimination of intergeographic sales between the Company’s U.S. and Europe, Asia Pacific and Central/South America operations.

NOTE 17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2011 and 2010 are shown below.

	2011
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,000.6	$1,080.7	$1,073.3	$1,051.7	$4,206.3
Gross Profit	158.2	165.4	154.0	159.9	637.5
Goodwill Impairment, Restructuring and Other Special Charges	—	0.5	96.3	10.7	107.5
Income (Loss) from Operations	68.6	76.3	(17.7)	63.1	190.3
Net Income (Loss) Attributable to Graphic Packaging Holding Company	26.7	32.1	(47.5)	265.6	276.9
Income (Loss) Per Share — Basic*	$0.08	$0.08	$(0.12)	$0.68	$0.74
Income (Loss) Per Share — Diluted*	$0.08	$0.08	$(0.12)	$0.67	$0.73
*May not foot due to rounding

	2010
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,004.1	$1,036.5	$1,042.8	$1,011.6	$4,095.0
Gross Profit	145.8	148.8	155.1	143.5	593.2
Goodwill Impairment, Restructuring and Other Special Charges	8.5	46.6	—	—	55.1
Income from Operations	59.6	22.8	78.5	58.6	219.5
Net Income (Loss)	6.3	(32.8)	17.6	19.6	10.7
Income (Loss) Per Share — Basic and Diluted	$0.02	$(0.10)	$0.05	$0.06	$0.03

NOTE 18.	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2011	2010	2009
Net Income Attributable to Graphic Packaging Holding Company	$276.9	$10.7	$56.4
Weighted Average Shares:
Basic	376.3	343.8	343.1
Dilutive effect of RSUs and stock options	5.4	3.6	1.5
Diluted	381.7	347.4	344.6
Earnings Per Share — Basic	$0.74	$0.03	$0.16
Earnings Per Share — Diluted	$0.73	$0.03	$0.16

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Employee Stock Options	4,692,106	4,904,675	6,290,080
Restricted Stock Awards	—	—	557,293
Total	4,692,106	4,904,675	6,847,373

NOTE 19.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII debt securities.

These consolidating financial statements reflect GPHC and GPC (collectively “the Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the operations of GFP. The consolidating financial statements as of and for the years ended December 31, 2010 and December 31, 2009 have been recast to include GFP as Nonguarantor Subsidiaries, which were previously included as Subsidiary Guarantors. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,316.8	$63.9	$1,057.6	$(232.0)	$4,206.3
Cost of Sales	—	2,786.2	48.5	966.1	(232.0)	3,568.8
Selling, General and Administrative	—	272.9	6.6	62.9	—	342.4
Other (Income) Expense, Net	—	(1.3)	0.1	(1.5)	—	(2.7)
Goodwill Impairment, Restructuring and Other Special Charges	—	11.2	—	96.3	—	107.5
Income from Operations	—	247.8	8.7	(66.2)	—	190.3
Interest Expense, Net	—	(143.0)	—	(1.9)	—	(144.9)
Loss on Modification or Extinguishment of Debt	—	(2.1)	—	—	—	(2.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	102.7	8.7	(68.1)	—	43.3
Income Tax Benefit (Expense)	—	235.5	(0.2)	(5.5)	—	229.8
Income (Loss) before Equity Income of Unconsolidated Entities	—	338.2	8.5	(73.6)	—	273.1
Equity Income of Unconsolidated Entities	—	—	—	2.1	—	2.1
Equity in Net Earnings of Subsidiaries	275.2	(63.0)	2.7	—	(214.9)	—
Net Income (Loss)	275.2	275.2	11.2	(71.5)	(214.9)	275.2
Net Loss Attributable to Noncontrolling Interests	1.7	1.7	—	1.7	(3.4)	1.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$276.9	$276.9	$11.2	$(69.8)	$(218.3)	$276.9

	Year Ended December 31, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,221.3	$54.3	$983.8	$(164.4)	$4,095.0
Cost of Sales	—	2,741.1	40.9	884.2	(164.4)	3,501.8
Selling, General and Administrative	—	251.4	5.7	63.3	—	320.4
Other (Income) Expense, Net	—	(3.2)	(0.2)	1.6	—	(1.8)
Goodwill Impairment, Restructuring and Other Special Charges	—	55.1	—	—	—	55.1
Income from Operations	—	176.9	7.9	34.7	—	219.5
Interest Expense, Net	—	(173.5)	—	(1.0)	—	(174.5)
Loss on Modification or Extinguishment of Debt	—	(8.4)	—	—	—	(8.4)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	(5.0)	7.9	33.7	—	36.6
Income Tax Expense	—	(21.2)	(0.5)	(5.8)	—	(27.5)
(Loss) Income before Equity Income of Unconsolidated Entities	—	(26.2)	7.4	27.9	—	9.1
Equity Income of Unconsolidated Entities	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	10.7	36.9	0.7	—	(48.3)	—
Net Income	$10.7	$10.7	$8.1	$29.5	$(48.3)	$10.7

	Year Ended December 31, 2009
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,230.0	$53.8	$942.6	$(130.6)	$4,095.8
Cost of Sales	—	2,802.0	44.0	854.7	(133.5)	3,567.2
Selling, General and Administrative	—	244.8	6.2	63.6	—	314.6
Other Income, Net	—	(2.2)	(6.0)	(7.4)	—	(15.6)
Goodwill Impairment, Restructuring and Other Special (Credits) Charges	—	(66.1)	—	13.0	—	(53.1)
Income from Operations	—	251.5	9.6	18.7	2.9	282.7
Interest Expense, Net	—	(194.5)	(0.1)	(1.8)	—	(196.4)
Loss on Modification or Extinguishment of Debt	—	(7.1)	—	—	—	(7.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	49.9	9.5	16.9	2.9	79.2
Income Tax (Expense) Benefit	—	(31.5)	0.6	6.8	—	(24.1)
Income before Equity Income of Unconsolidated Entities	—	18.4	10.1	23.7	2.9	55.1
Equity Income of Unconsolidated Entities	—	—	—	1.3	—	1.3
Equity in Net Earnings of Subsidiaries	56.4	38.0	5.6	—	(100.0)	—
Net Income	$56.4	$56.4	$15.7	$25.0	$(97.1)	$56.4

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$228.9	$—	$42.9	$—	$271.8
Receivables, Net	—	255.4	4.9	141.6	—	401.9
Inventories, Net	—	337.2	4.2	137.7	—	479.1
Deferred Income Tax Assets	—	124.2	—	0.8	—	125.0
Intercompany	30.1	478.9	3.9	(512.9)	—	—
Other Current Assets	—	31.8	0.1	4.4	—	36.3
Total Current Assets	30.1	1,456.4	13.1	(185.5)	—	1,314.1
Property, Plant and Equipment, Net	—	1,425.1	17.1	180.1	(0.2)	1,622.1
Investment in Consolidated Subsidiaries	1,151.4	6.3	9.4	—	(1,167.1)	—
Goodwill	—	1,096.0	—	39.7	—	1,135.7
Other Assets	—	462.6	0.1	115.1	—	577.8
Total Assets	$1,181.5	$4,446.4	$39.7	$149.4	$(1,167.3)	$4,649.7

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$19.3	$—	$10.8	$—	$30.1
Accounts Payable	—	288.8	5.3	117.3	—	411.4
Interest Payable	—	23.0	—	—	—	23.0
Other Accrued Liabilities	—	148.2	1.6	31.2	—	181.0
Total Current Liabilities	—	479.3	6.9	159.3	—	645.5
Long-Term Debt	—	2,334.2	—	1.5	—	2,335.7
Deferred Income Tax Liabilities	—	60.3	—	2.7	—	63.0
Other Noncurrent Liabilities	—	407.6	—	16.4	—	424.0

Contingently Redeemable Noncontrolling Interests	14.8	14.8	—	14.8	(29.6)	14.8

EQUITY
Total Graphic Packaging Holding Company Shareholders' Equity	1,167.9	1,151.4	32.8	(44.1)	(1,140.1)	1,167.9
Noncontrolling Interests	(1.2)	(1.2)	—	(1.2)	2.4	(1.2)
Total Equity	1,166.7	1,150.2	32.8	(45.3)	(1,137.7)	1,166.7
Total Liabilities and Equity	$1,181.5	$4,446.4	$39.7	$149.4	$(1,167.3)	$4,649.7

	Year Ended December 31, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$107.1	$—	$31.6	$—	$138.7
Receivables, Net	—	261.2	5.6	115.4	—	382.2
Inventories, Net	—	309.6	4.3	103.4	—	417.3
Deferred Income Tax Assets	—	27.4	—	0.6	—	28.0
Intercompany	8.8	165.5	(14.7)	(159.6)	—	—
Other Current Assets	—	42.0	0.1	5.3	—	47.4
Total Current Assets	8.8	912.8	(4.7)	96.7	—	1,013.6
Property, Plant and Equipment, Net	—	1,447.2	18.0	176.5	(0.2)	1,641.5
Investment in Consolidated Subsidiaries	738.2	220.8	11.1	—	(970.1)	—
Goodwill	—	1,170.7	—	34.5	—	1,205.2
Other Assets	—	600.2	—	24.1	—	624.3
Total Assets	$747.0	$4,351.7	$24.4	$331.8	$(970.3)	$4,484.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$18.9	$—	$7.1	$—	$26.0
Accounts Payable	—	279.5	4.1	77.9	—	361.5
Interest Payable	—	28.4	—	—	—	28.4
Other Accrued Liabilities	—	157.1	2.4	20.3	—	179.8
Total Current Liabilities	—	483.9	6.5	105.3	—	595.7
Long-Term Debt	—	2,552.2	—	0.9	—	2,553.1
Deferred Income Tax Liabilities	—	237.1	—	4.0	—	241.1
Other Noncurrent Liabilities	—	340.3	—	7.4	—	347.7
Total Liabilities	—	3,613.5	6.5	117.6	—	3,737.6

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	747.0	738.2	17.9	214.2	(970.3)	747.0
Total Liabilities and Equity	$747.0	$4,351.7	$24.4	$331.8	$(970.3)	$4,484.6

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$275.2	$275.2	$11.2	$(71.5)	$(214.9)	$275.2
Non-cash Items Included in Net Income:
Depreciation and Amortization	—	250.7	2.7	25.0	—	278.4
Goodwill Impairment Charge	—	—	—	96.3	—	96.3
Amortization of Deferred Debt Issuance Costs	—	7.0	—	—	—	7.0
Deferred Income Taxes	—	(227.2)	(11.7)	0.5	—	(238.4)
Amount of Postretirement Expense Less Than Funding	—	(34.2)	(0.3)	(4.3)	—	(38.8)
Impairment Charges/Asset Write-Offs	—	6.7	—	0.3	—	7.0
Equity in Net Earnings of Subsidiaries	(275.2)	63.0	(2.7)	—	214.9	—
Other, Net	—	20.9	—	1.0	—	21.9
Changes in Operating Assets and Liabilities	—	(1.2)	1.4	(21.0)	—	(20.8)
Net Cash Provided by Operating Activities	—	360.9	0.6	26.3	—	387.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(142.7)	(0.6)	(16.8)	—	(160.1)
Acquisition of Business	—	(51.9)	—	—	—	(51.9)
Proceeds from the Sale of Assets, Net of Selling Costs	—	2.3	—	—	—	2.3
Other, Net	(204.8)	(28.0)	—	—	230.7	(2.1)
Net Cash Used in Investing Activities	(204.8)	(220.3)	(0.6)	(16.8)	230.7	(211.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	237.7	—	—	—	—	237.7
Repurchase of Common Stock	(32.9)	—	—	—	—	(32.9)
Payments on Debt	—	(223.3)	—	(25.9)	—	(249.2)
Borrowings under Revolving Credit Facilities	—	30.0	—	62.1	—	92.1
Payments on Revolving Credit Facilities	—	(30.0)	—	(59.6)	—	(89.6)
Other, Net	—	204.5	—	25.9	(230.7)	(0.3)
Net Cash (Used in) Provided by Financing Activities	204.8	(18.8)	—	2.5	(230.7)	(42.2)

Effect of Exchange Rate Changes on Cash	—	—	—	(0.7)	—	(0.7)

Net Increase in Cash and Cash Equivalents	—	121.8	—	11.3	—	133.1
Cash and Cash Equivalents at Beginning of Period	—	107.1	—	31.6	—	138.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$228.9	$—	$42.9	$—	$271.8

	Year Ended December 31, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$10.7	$10.7	$8.1	$29.5	$(48.3)	$10.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	263.1	2.2	23.4	—	288.7
Amortization of Deferred Debt Issuance Costs	—	8.3	—	—	—	8.3
Deferred Income Taxes	—	21.9	(0.3)	—	—	21.6
Amount of Postretirement Expense Less Than Funding	—	(16.0)	—	(2.2)	—	(18.2)
Impairment Charges/Asset Write-Offs	—	7.6	2.1	4.9	—	14.6
Equity in Net Earnings of Subsidiaries	(10.7)	(36.9)	(0.7)	—	48.3	—
Other, Net	—	9.1	—	—	—	9.1
Changes in Operating Assets and Liabilities	—	54.5	(10.4)	(40.8)	—	3.3
Net Cash Provided by Operating Activities	—	322.3	1.0	14.8	—	338.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(111.9)	(1.0)	(9.9)	—	(122.8)
Other, Net	—	0.1	—	—	—	0.1
Net Cash Used in Investing Activities	—	(111.8)	(1.0)	(9.9)	—	(122.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	29.4	—	1.2	—	30.6
Payments on Debt	—	(246.4)	—	—	—	(246.4)
Borrowings under Revolving Credit Facilities	—	82.4	—	56.4	—	138.8
Payments on Revolving Credit Facilities	—	(82.4)	—	(57.3)	—	(139.7)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(10.9)	—	—	—	(10.9)
Other, Net	—	0.2	—	—	—	0.2
Net Cash (Used in) Provided by Financing Activities	—	(227.7)	—	0.3	—	(227.4)

Effect of Exchange Rate Changes on Cash	—	—	—	0.9	—	0.9

Net (Decrease) Increase in Cash and Cash Equivalents	—	(17.2)	—	6.1	—	(11.1)
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$107.1	$—	$31.6	$—	$138.7

	Year Ended December 31, 2009
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$56.4	$56.4	$15.7	$25.0	$(97.1)	$56.4
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	271.5	4.6	29.3	—	305.4
Amortization of Deferred Debt Issuance Costs	—	8.5	—	—	—	8.5
Deferred Income Taxes	—	31.4	—	(11.8)	—	19.6
Amount of Postemployment Expense Greater (Less) Than Funding	—	10.0	—	(5.3)	—	4.7
Impairment Charges/Asset Write-Offs	—	0.8	1.2	13.3	—	15.3
Equity in Net Earnings of Subsidiaries	(56.4)	(38.0)	(5.6)	—	100.0	—
Other, Net	—	(4.5)	—	—	—	(4.5)
Changes in Operating Assets and Liabilities	—	136.9	(16.9)	(19.0)	(2.9)	98.1
Net Cash Provided by Operating Activities	—	473.0	(1.0)	31.5	—	503.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(115.5)	(0.7)	(13.7)	—	(129.9)
Proceeds from Sales of Assets, Net of Selling Costs	—	—	9.8	—	—	9.8
Other, Net	—	(4.0)	(0.6)	—	—	(4.6)
Net Cash (Used in) Provided by Investing Activities	—	(119.5)	8.5	(13.7)	—	(124.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	423.8	—	—	—	423.8
Payments on Debt	—	(664.5)	—	—	—	(664.5)
Borrowings under Revolving Credit Facilities	—	105.9	—	60.3	—	166.2
Payments on Revolving Credit Facilities	—	(249.1)	—	(59.5)	—	(308.6)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(16.1)	—	—	—	(16.1)
Net Cash (Used in) Provided by Financing Activities	—	(400.0)	—	0.8	—	(399.2)

Effect of Exchange Rate Changes on Cash	—	—	—	0.1	—	0.1

Net (Decrease) Increase in Cash and Cash Equivalents	—	(46.5)	7.5	18.7	—	(20.3)
Cash and Cash Equivalents at Beginning of Period	—	170.8	(7.5)	6.8	—	170.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$124.3	$—	$25.5	$—	$149.8

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying Consolidated Balance Sheets of Graphic Packaging Holding Company as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Controls Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sierra Pacific Packaging, Inc., Delta Natural Kraft, LLC, and Mid-America Packaging, LLC, which are included in the 2011 consolidated financial statements of Graphic Packaging Holding Company and constituted less than 2% and 5% of total and net assets, respectively, as of December 31, 2011 and less than 2% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Graphic Packaging Holding Company also did not include an evaluation of internal control over financial reporting of the entities acquired in purchase business combinations during 2011.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2011 of Graphic Packaging Holding Company, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2012

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include the internal controls of entities acquired in purchase business combinations during 2011 which are included in the Company' s 2011 consolidated financial statements and constituted less than 2% of total assets as of December 31, 2011 less than 2% of revenues for the year then ended.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G.(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2011

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2011

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2011.

Exhibit Number	Description
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

4.1
Stockholders Agreement dated as of July 7, 2007, by and among New Giant Corporation, the persons listed on the signature pages thereto as Family Stockholders, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., TPG Bluegrass IV, L.P., TPG Bluegrass IV, Inc., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V, Inc., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P. and TPG FOF V — B, L.P., and Field Holdings, Inc. Filed as Annex E to New Giant Corporation’s Registration Statement on Form S-4 filed on August 31, 2007, as amended and incorporated herein by reference.

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

4.1
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

10.5*
Employment Agreement, dated as of November 13, 2009, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.6*
Employment Agreement, dated as of November 5, 2009, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.7*
Employment Agreement, dated as of September 15, 2009, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.8*
Employment Agreement, dated as of November 9, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.9*
Employment Agreement, dated as of October 6, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.10*
Employment Agreement, dated as of October 13, 2009, by and among Graphic Packaging International, Inc., Registrant and Cynthia A. Baerman. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.11*
Employment Agreement, dated as of October 13, 2009, by and among Graphic Packaging International, Inc., Registrant and John C. Best. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.12*
Employment Agreement, dated as of September 25, 2009, by and among Graphic Packaging International, Inc., Registrant and Kristopher L. Dover. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.13*
Employment Agreement, dated as of October 26, 2009, by and among Graphic Packaging International, Inc., Registrant and Alan Nichols. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.14*
Employment Agreement, dated as of October 19, 2009, by and among Graphic Packaging International, Inc., Registrant and Joseph P. Yost. Filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.15*
Employment Agreement, dated as of August 9, 2010, by and among Graphic Packaging International, Inc., Registrant and Philip H. Geminder. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 12, 2010 and incorporated herein by reference.

10.16*
2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.

10.17*	Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed April 15, 2003 and incorporated herein by reference.

10.18*
Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.

10.19*
Form of Management Stock Option Agreement entered into by and between Registrant and each of Michael R. Schmal, Daniel J. Blount and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 and incorporated herein by reference.

10.20*
Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.

10.21*
Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 and incorporated herein by reference.

10.22*
Graphic Packaging Excess Benefit Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.22 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.23*
Graphic Packaging Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.23 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.24*
ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 and incorporated herein by reference.

10.25*
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

10.27*
Amended and Restated 2004 Stock and Incentive Compensation Plan effective May 13, 2009. Filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2009 and incorporated herein by reference.

10.28*
Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan effective May 17, 2005. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K filed on March 2, 2007 and incorporated herein by reference.

10.29*
Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan. Filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on March 3, 2006 and incorporated herein by reference.

10.30*
Form of Service-Based Restricted Stock Unit Award Agreement granted on March 4, 2009. Filed as Exhibit 10.30 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.31*
Form of Performance-Based Restricted Stock Unit Award Agreement granted on March 4, 2009. Filed as Exhibit 10.31 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.32*	Graphic Packaging International, Inc. Management Incentive Plan.
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

10.35*
Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.36 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.36*
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

10.38*
Riverwood International Employees Retirement Plan, as amended and restated through December 31, 2009. Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.39*
First Amendment to the Riverwood International Employees Retirement Plan effective as of July 1, 2010. Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.40*
Second Amendment to the Riverwood International Employees Retirement Plan effective as of November 5, 2010. Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.41*
Graphic Packaging Retirement Plan, as amended and restated through December 31, 2009. Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.42*
First Amendment to the Graphic Packaging Retirement Plan effective as of July 1, 2010. Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.43*
Second Amendment to the Graphic Packaging Retirement Plan effective as of November 5, 2010. Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.44*	Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2012

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2012

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

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Non-Executive Chairman and Director	February 23, 2012

/s/ GEORGE V. BAYLY George V. Bayly	Director	February 23, 2012

/s/ G. ANDREA BOTTA G. Andrea Botta	Director	February 23, 2012

/s/ DAVID D. CAMPBELL David D. Campbell	Director	February 23, 2012

/s/ KEVIN J. CONWAY Kevin J. Conway	Director	February 23, 2012

/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	February 23, 2012

/s/ JEFFREY LIAW Jeffrey Liaw	Director	February 23, 2012

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	February 23, 2012

/s/ MICHAEL G. MACDOUGALL Michael G. MacDougall	Director	February 23, 2012

/s/ DAVID A. PERDUE David A. Perdue	Director	February 23, 2012

/s/ DAVID W. SCHEIBLE David W. Scheible	Director	February 23, 2012

/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	February 23, 2012

/s/ LYNN A. WENTWORTH Lynn A. Wentworth	Director	February 23, 2012