Form 10-K/A
period 2011-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2012-07-26
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K/A to Graphic Packaging Holding Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 23, 2012 (the “Form 10-K”), is to change, on the certifications filed as Exhibits 32.1 and 32.2, the date reference of the certifications from December 31, 2010 to December 31, 2011.

No other changes have been made to any of the disclosures in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital in Excess of Par Value		Other
In millions, except share amounts	Shares	Amount		Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	342,522,470	$3.4	$1,955.4	$(1,075.4)	$(358.2)	—	$525.2
Net Income	—	—	—	56.4	—	—	56.4
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	33.4	—	33.4
Pension Benefit Plans	—	—	—	—	91.7	—	91.7
Postretirement Benefit Plans	—	—	—	—	7.6	—	7.6
Postemployment Benefit Plans	—	—	—	—	3.9	—	3.9
Currency Translation Adjustment	—	—	—	—	7.8	—	7.8
Issuance of Shares for Stock-Based Awards	722,780	—	2.8	—	—	—	2.8
Balances at December 31, 2009	343,245,250	$3.4	$1,958.2	$(1,019.0)	$(213.8)	—	$728.8
Net Income	—	—	—	10.7	—	—	10.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	7.7	—	7.7
Pension Benefit Plans	—	—	—	—	(6.2)	—	(6.2)
Postretirement Benefit Plans	—	—	—	—	(6.5)	—	(6.5)
Currency Translation Adjustment	—	—	—	—	5.5	—	5.5
Issuance of Shares for Stock-Based Awards	453,528	—	7.0	—	—	—	7.0
Balances at December 31, 2010	343,698,778	$3.4	$1,965.2	$(1,008.3)	$(213.3)	—	$747.0
Net Income (Loss)	—	—	—	276.9	—	(1.6)	275.3
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	14.0	—	14.0
Pension Benefit Plans	—	—	—	—	(80.3)	—	(80.3)
Postretirement Benefit Plans	—	—	—	—	1.2	—	1.2
Currency Translation Adjustment	—	—	—	—	(3.7)	—	(3.7)
Issuance of Common Stock, Net	52,530,975	0.5	237.0	—	—	—	237.5
Repurchase of Common Stock	(7,264,922)	—	(32.9)	—	—	—	(32.9)
Investment in Subsidiaries	—	—	(3.1)	—		0.4	(2.7)
Issuance of Shares for Stock-Based Awards	509,955	—	11.3	—	—	—	11.3
Balances at December 31, 2011	389,474,786	$3.9	$2,177.5	$(731.4)	$(282.1)	$(1.2)	$1,166.7

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	July 26, 2012

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 26, 2012

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 26, 2012

Signatures	Title	Date

* John R. Miller	Non-Executive Chairman and Director	July 26, 2012

* George V. Bayly	Director	July 26, 2012

* G. Andrea Botta	Director	July 26, 2012

* David D. Campbell	Director	July 26, 2012

* Kevin J. Conway	Director	July 26, 2012

* Jeffrey H. Coors	Director	July 26, 2012

* Jeffrey Liaw	Director	July 26, 2012

* Harold R. Logan, Jr.	Director	July 26, 2012

* Michael G. MacDougall	Director	July 26, 2012

* David A. Perdue	Director	July 26, 2012

* David W. Scheible	Director	July 26, 2012

* Robert W. Tieken	Director	July 26, 2012

* Lynn A. Wentworth	Director	July 26, 2012

* By:     /s/ Stephen A. Hellrung
Stephen A. Hellrung
Attorney-in-Fact, pursuant to power of Attorney date February 23, 2012