Form 10-Q
period 2012-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2012-10-25
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of October 19, 2012, there were 393,706,921 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, net debt reduction, the availability of net operating losses to offset future taxable income, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2011 Annual Report on Form 10-K, as amended (the "Form 10-K") and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2012	2011	2012	2011
Net Sales	$1,104.7	$1,073.3	$3,283.8	$3,154.6
Cost of Sales	915.8	919.3	2,728.9	2,677.0
Selling, General and Administrative	95.1	75.8	286.7	255.2
Other Income, Net	(1.0)	(0.4)	(3.0)	(1.6)
Goodwill Impairment, Restructuring and Other Special Charges	3.4	96.3	12.1	96.8
Income (Loss) from Operations	91.4	(17.7)	259.1	127.2
Interest Expense, Net	(26.1)	(34.8)	(85.6)	(110.7)
Loss on Modification or Extinguishment of Debt	—	(1.3)	(8.9)	(2.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	65.3	(53.8)	164.6	14.4
Income Tax (Expense) Benefit	(27.0)	5.6	(68.6)	(4.7)
Income (Loss) before Equity Income of Unconsolidated Entities	38.3	(48.2)	96.0	9.7
Equity Income of Unconsolidated Entities	0.6	0.7	1.6	1.6
Net Income (Loss)	38.9	(47.5)	97.6	11.3
Net Loss Attributable to Noncontrolling Interests	1.2	—	2.1	—
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$40.1	$(47.5)	$99.7	$11.3

Net Income (Loss) Per Share Attributable to Graphic Packaging Holding Company— Basic	$0.10	$(0.12)	$0.25	$0.03
Net Income (Loss) Per Share Attributable to Graphic Packaging Holding Company— Diluted	$0.10	$(0.12)	$0.25	$0.03

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Net Income (Loss)	$38.9	$(47.5)	$97.6	$11.3
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(1.8)	4.1	(0.1)	14.6
Currency Translation Adjustment	3.9	(12.3)	2.5	(3.4)
Pension Benefit Plans	4.9	(7.7)	13.6	6.1
Postretirement Benefit Plans	(0.2)	—	(0.6)	(0.5)
Postemployment Benefit Plans	—	—	—	0.1
Total Other Comprehensive Income (Loss), Net of Tax	6.8	(15.9)	15.4	16.9
Total Comprehensive Income (Loss)	45.7	(63.4)	113.0	28.2
Comprehensive Loss Attributable to Noncontrolling Interests	1.2	—	2.0	—
Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$46.9	$(63.4)	$115.0	$28.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2012	December 31, 2011

ASSETS

Current Assets:
Cash and Cash Equivalents	$36.5	$271.8
Receivables, Net	462.2	401.9
Inventories, Net	503.5	474.2
Deferred Income Tax Assets	63.5	125.0
Other Current Assets	21.0	35.2
Total Current Assets	1,086.7	1,308.1
Property, Plant and Equipment, Net	1,609.7	1,631.7
Goodwill	1,120.7	1,135.7
Intangible Assets, Net	507.6	535.9
Other Assets	46.6	38.3
Total Assets	$4,371.3	$4,649.7

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$64.4	$30.1
Accounts Payable	401.0	411.4
Interest Payable	24.9	23.0
Other Accrued Liabilities	197.9	181.0
Total Current Liabilities	688.2	645.5
Long-Term Debt	1,912.8	2,335.7
Deferred Income Tax Liabilities	69.0	63.0
Other Noncurrent Liabilities	401.1	424.0

Redeemable Noncontrolling Interests	13.7	14.8

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 393,706,302 and 389,474,786 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3.9	3.9
Capital in Excess of Par Value	2,183.0	2,177.5
Accumulated Deficit	(631.7)	(731.4)
Accumulated Other Comprehensive Loss	(266.8)	(282.1)
Total Graphic Packaging Holding Company Shareholders’ Equity	1,288.4	1,167.9
Noncontrolling Interests	(1.9)	(1.2)
Total Equity	1,286.5	1,166.7
Total Liabilities and Equity	$4,371.3	$4,649.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$97.6	$11.3
Non-cash Items Included in Net Income:
Depreciation and Amortization	202.0	209.2
Goodwill Impairment Charge	—	96.3
Deferred Income Taxes	60.1	(0.7)
Amount of Postretirement Expense Less Than Funding	(11.7)	(30.7)
Other, Net	36.7	24.9
Changes in Operating Assets and Liabilities	(96.4)	(111.4)
Net Cash Provided by Operating Activities	288.3	198.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(128.4)	(108.4)
Acquisition of Business	—	(51.9)
Proceeds from Sale of Assets	17.2	—
Other, Net	(3.0)	(2.8)
Net Cash Used in Investing Activities	(114.2)	(163.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	—	237.7
Repurchase of Common Stock	—	(32.9)
Proceeds from Issuance or Modification of Debt	1,000.0	—
Payments on Debt	(1,690.9)	(223.3)
Borrowings under Revolving Credit Facilities	1,028.6	75.2
Payments under Revolving Credit Facilities	(729.2)	(73.3)
Redemption and Debt Issuance Costs	(22.3)	—
Repurchase of Common Stock related to Share-Based Payments	(10.6)	—
Other, Net	13.7	(0.2)
Net Cash Used in Financing Activities	(410.7)	(16.8)

Effect of Exchange Rate Changes on Cash	1.3	(0.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(235.3)	18.4
Cash and Cash Equivalents at Beginning of Period	271.8	138.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36.5	$157.1

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2011. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these statements are recorded as known. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

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

Goodwill Impairment, Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Goodwill Impairment, Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Goodwill Impairment	$—	$96.3	$—	$96.3
Asset Impairment and Shutdown Charges	0.1	—	2.9	—
Charges Associated with Business Combinations	3.3	—	9.2	0.5
Total	$3.4	$96.3	$12.1	$96.8

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2012	December 31, 2011
Finished Goods	$245.9	$243.5
Work in Progress	50.9	41.1
Raw Materials	148.5	135.8
Supplies	58.2	53.8
Total	$503.5	$474.2

NOTE 3 — DEBT

On March 16, 2012, the Company entered into a $2.0 billion amended and restated credit agreement with a syndicate of lenders consisting primarily of commercial banks (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion revolving credit facility and a $1.0 billion amortizing term loan facility, both due on March 16, 2017. The revolving credit facility and the term loan facility bear interest at an initial rate equal to the London Interbank Offered Rate (LIBOR) plus 225 basis points. The interest rate margin over LIBOR will vary between 175 basis points and 275 basis points depending upon the Company's current consolidated total leverage ratio. Approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the approximate $1.68 billion of outstanding term loans due in May 2014. This transaction was treated primarily as an extinguishment of debt, and a charge of $8.9 million was recorded as Loss on Modification or Extinguishment of Debt in the Company's Condensed Consolidated Statements of Operations.

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2011 Form 10-K.

Long-Term Debt is composed of the following:

In millions	September 30, 2012	December 31, 2011
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.7	$246.4
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.2	423.2
Senior Secured Term Loan Facility with interest payable at various dates at floating rates payable through 2014	—	769.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates payable through 2014	—	908.7
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.23% at September 30, 2012) payable through 2017	987.5	—
Senior Secured Revolving Facility with interest payable at floating rates (2.23% at September 30, 2012) payable in 2017	296.0	—
Capital Lease Obligations	5.8	7.3
Other	18.0	11.2
	1,977.2	2,365.8
Less: current portion	64.4	30.1
Total	$1,912.8	$2,335.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt maturities (excluding capital leases) are as follows:

In millions
Remainder of 2012	$18.3
2013	61.1
2014	63.3
2015	87.8
2016	100.0
2017	1,394.2
After 2017	246.7
Total	$1,971.4

At September 30, 2012, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available (a)
Revolving Credit Facility	$1,000.0	$296.0	$670.7
International Facilities	17.1	12.4	4.7
Total	$1,017.1	$308.4	$675.4

Note:

(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $33.3 million as of September 30, 2012. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2013 unless extended.

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

As of September 30, 2012, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs and stock awards granted in the first nine months of 2012 is as follows:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	3,742	$5.43
Stock Awards — Board of Directors	207	$5.21

During the nine months ended September 30, 2012 and 2011, $21.2 million and $10.0 million, respectively, were charged to compensation expense for stock incentive plans.

During the nine months ended September 30, 2012, 3.7 million shares were issued. The shares issued were primarily related to RSUs granted during 2009.

During the nine months ended September 30, 2012, 0.3 million shares were issued through the exercise of stock options at an average exercise price of $1.56 per share.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2012	2011	2012	2011	2012	2011	2012	2011
Components of Net Periodic Cost:
Service Cost	$5.1	$4.9	$14.1	$14.5	$0.3	$0.4	$1.0	$1.0
Interest Cost	13.2	13.1	38.3	39.2	0.6	0.7	1.8	2.2
Administrative Expenses	—	—	0.1	0.1	—	—	—	—
Expected Return on Plan Assets	(14.9)	(14.6)	(43.5)	(43.8)	—	—	—	—
Curtailment Loss (Gain)	—	0.2	(0.2)	(0.6)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.3	0.1	0.5	0.3	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	7.5	3.5	22.5	10.1	(0.3)	(0.2)	(0.9)	(0.6)
Net Periodic Cost	$11.2	$7.2	$31.8	$19.8	$0.6	$0.9	$1.8	$2.5

Employer Contributions

The Company made contributions of $43.8 million and $51.6 million to its pension plans during the first nine months of 2012 and 2011, respectively. The Company expects to make contributions of $45 to $60 million for the full year 2012. During 2011, the Company made $64.5 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.5 million and $1.4 million during the first nine months of 2012 and 2011, respectively. The Company estimates its postretirement health care benefit payments for the full year 2012 to be approximately $3 million. During 2011, the Company made postretirement health care benefit payments of $2.6 million.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At September 30, 2012 and December 31, 2011, the Company had interest rate swap agreements with a notional amount of $460 million and $920 million, respectively. The outstanding swap agreements, under which the Company will pay fixed rates of 0.80% to 0.82% and receive one-month LIBOR rates, expire in April 2016.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first nine months of 2012 and 2011, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has entered into natural gas swap contracts to hedge pricing for approximately 50% of its expected natural gas usage for the remainder of 2012, with a weighted average contractual rate of $3.07 per one million British Thermal Units (“MMBTUs”) and 25% of its expected natural gas usage for the first quarter of 2013, with a weighted average contractual rate of $3.43 per MMBTU. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings.

During the first nine months of 2012 and 2011, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and gains/losses related to these contracts are recognized in Other Income, Net when the anticipated transaction affects income. At September 30, 2012, multiple forward exchange contracts existed that expire on various dates through 2012. Those purchased forward exchange contracts outstanding at September 30, 2012 and December 31, 2011, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2012 and December 31, 2011 had notional amounts totaling $17.6 million and $79.8 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2012 or during 2011 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2012 and December 31, 2011, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2012 and December 31, 2011, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2012 and December 31, 2011, had net notional amounts totaling $20.3 million and $19.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2012, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$0.6	$—	Other Accrued Liabilities	$—	$1.3
Foreign Currency Contracts	Other Current Assets	0.4	1.3	Other Accrued Liabilities	0.1	0.3
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities and Interest Payable	6.6	8.3
Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	—	0.5	Other Accrued Liabilities	0.1	—
Total Derivative Contracts		$1.0	$1.8		$6.8	$9.9

The fair values of the Company’s other financial assets and liabilities at September 30, 2012 and December 31, 2011 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $2,047.4 million and $2,411.1 million as compared to the carrying amounts of $1,971.4 million and $2,358.5 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the Company's Senior Notes is based on quoted market prices (Level 1 inputs) and the remainder of the Company's Long-Term Debt is based on Level 2 inputs. Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of (Gain) Loss Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Effective Portion)	Amount Recognized in Statement of Operations (Ineffective Portion)

	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
In millions	2012	2011		2012	2011		2012	2011
Commodity Contracts	$(0.7)	$2.4	Cost of Sales	$(0.1)	$0.4	Cost of Sales	$—	$—
Foreign Currency Contracts	0.3	0.3	Other (Income) Expense, Net	(0.7)	0.6	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	3.3	(0.2)	Interest Expense, Net	0.7	5.6	Interest Expense, Net	—	—
Total	$2.9	$2.5		$(0.1)	$6.6		$—	$—

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Amount Recognized in Statement of Operations (Ineffective Portion)

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
In millions	2012	2011		2012	2011		2012	2011
Commodity Contracts	$0.3	$3.9	Cost of Sales	$2.9	$2.5	Cost of Sales	$(0.1)	$—
Foreign Currency Contracts	(0.8)	2.3	Other (Income) Expense, Net	(0.6)	1.1	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	7.1	1.5	Interest Expense, Net	4.1	18.7	Interest Expense, Net	—	—
Total	$6.6	$7.7		$6.4	$22.3		$(0.1)	$—

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
In millions		2012	2011	2012	2011
Foreign Currency Contracts	Other Expense (Income), Net	$1.0	$(1.6)	$0.5	$(0.2)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions
Balance at December 31, 2011	$(4.7)
Reclassification to earnings	6.4
Current period change in fair value	(6.6)
Balance at September 30, 2012	$(4.9)

At September 30, 2012, the Company expects to reclassify approximately $0.9 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — REDEEMABLE NONCONTROLLING INTERESTS

On December 8, 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively "DNK"), both wholly owned subsidiaries of Capital Five Investments, LLC ("CVI"). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC ("GFP") and contributed its ownership interests in multi-wall bag and specialty plastics packaging subsidiaries to it. CVI concurrently contributed its ownership interests in DNK to GFP. Neither party received cash consideration as part of the transaction. After the combination, the Company owns approximately 87% of GFP and consolidates its results of operations. The remaining 13% of GFP is owned by CVI. CVI's noncontrolling interest in GFP is recorded as Redeemable Noncontrolling Interests in the Company's financial statements. GFP is included in the flexible segment. This transaction is herein referred to as the "DNK Transaction". The purchase consideration was preliminarily allocated to the assets and liabilities based on estimated fair values as of the purchase date. In connection with the preliminary purchase price allocation, the Company accrued $6.5 million for certain contracts with below-market pricing. Based on the initial independent third party valuation, there were no amounts allocated to goodwill. The Company is in the process of finalizing this valuation and the allocation will be complete during the fourth quarter of 2012. The purchase consideration preliminary allocation did not have a significant impact on the Condensed Consolidated Statements of Operations for the three or nine month periods ended September 30, 2012. In addition, these adjustments did not have a significant impact on the Condensed Consolidated Balance Sheets as of December 31, 2011 or September 30, 2012. Therefore, the Company has not retrospectively adjusted this information.

CVI has the right, at certain times, to require the Company to acquire their ownership interests in GFP at fair value based on third-party valuations. Since it is probable that the noncontrolling interests will become redeemable in the future, based on the passage of time, the noncontrolling interests subject to the put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Capital in Excess of Par Value. The adjustment to the carrying amount will be determined after attribution of comprehensive income of the redeemable noncontrolling interests. The adjustment to the carrying amount will not impact net income or comprehensive income in the Company’s Condensed Consolidated Financial Statements and will not impact earnings per share since the shares of the redeemable noncontrolling interests are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable noncontrolling interests is recorded on the Condensed Consolidated Balance Sheets cannot be less than the initial amount plus attribution of comprehensive income of the noncontrolling interest. At September 30, 2012, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2011	$14.8
Initial noncontrolling interests and adjustments related to acquisition	0.2
Net loss attributable to redeemable noncontrolling interests	(1.4)
Other comprehensive income, net of tax	0.1
Change in fair value of redeemable securities	—
Balance at September 30, 2012	$13.7

The calculation of fair value (a Level 3 measurement) of the redeemable noncontrolling interest is determined by using a discounted cash flow analysis based on the Company's forecasts discounted using a weighed average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA.

NOTE 8 — INCOME TAXES

During the three months and nine months ended September 30, 2012, the Company recognized Income Tax Expense of $27.0 million and $68.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $65.3 million and $164.6 million, respectively. The effective tax rate for the nine months ended September 30, 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. During the three months and nine months ended September 30, 2011, the Company recognized Income Tax Benefit (Expense) of $5.6 million and $(4.7) million on (Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities of $(53.8) million and $14.4 million, respectively. Income Tax Benefit (Expense) for the three months and nine months ended September 30, 2011 primarily relates to the $16.3 million benefit related to the non-cash goodwill impairment charge. This benefit was partially offset by the non-cash expense of $5.5 million and $16.7 million, respectively, associated with the amortization of goodwill for tax purposes. During the fourth quarter of 2011, the Company released its U.S. federal and a substantial portion of its state deferred tax valuation allowance. The Company has approximately $1.0 billion of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 10 — SEGMENT INFORMATION

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The Company’s reportable segments are based upon strategic business units that offer different products. As a result of January 2012 changes in the Company's internal reporting structure, the Company's Labels business is now a part of the paperboard packaging segment. The Company's 2011 segment results including certain corporate allocations have been reclassified to be consistent with the current year presentation. The accounting policies of the reportable segments are the same as those described in GPHC’s Form 10-K for the year ended December 31, 2011.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
NET SALES:
Paperboard Packaging	$929.0	$913.4	$2,740.4	$2,684.1
Flexible Packaging	175.7	159.9	543.4	470.5
Total	$1,104.7	$1,073.3	$3,283.8	$3,154.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$115.3	$96.8	$325.4	$272.4
Flexible Packaging	(9.4)	(97.3)	(18.3)	(97.7)
Corporate	(14.5)	(17.2)	(48.0)	(47.5)
Total	$91.4	$(17.7)	$259.1	$127.2

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$57.8	$61.9	$174.9	$184.4
Flexible Packaging	8.4	7.2	24.9	22.7
Corporate	1.0	0.7	2.2	2.1
Total	$67.2	$69.8	$202.0	$209.2

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2012	2011	2012	2011
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$40.1	$(47.5)	$99.7	$11.3
Weighted Average Shares:
Basic	396.1	390.6	394.8	371.4
Dilutive Effect of Stock Awards	2.1	—	2.7	5.4
Diluted	398.2	390.6	397.5	376.8
Earnings Per Share — Basic	$0.10	$(0.12)	$0.25	$0.03
Earnings Per Share — Diluted	$0.10	$(0.12)	$0.25	$0.03

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Employee Stock Options	2,346,818	5,206,917	2,346,818	4,633,817
Restricted Stock Units	—	7,817,109	—	—
Total	2,346,818	13,024,026	2,346,818	4,633,817

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the nine months ended September 30, 2012:

In millions	Graphic Packaging Holding Company Shareholders Equity	Noncontrolling Interests (a)	Total Equity
Balance at December 31, 2011	$1,167.9	$(1.2)	$1,166.7
Net Income (Loss)	99.7	(0.7)	99.0
Other Comprehensive Income, Net of Tax	15.3	—	15.3
Initial Noncontrolling Interests and Adjustments Related to Acquisition	0.7	—	0.7
Compensation Expense Under Share-Based Plans	14.0	—	14.0
Issuance of Common Stock, Net of Stock Received for Minimum Tax Withholdings	(9.2)	—	(9.2)
Balance at September 30, 2012	$1,288.4	$(1.9)	$1,286.5

(a) Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
These consolidating financial statements reflect GPHC and GPC (collectively the "Parent”); GPII, the issuer of the Company's Senior Notes (the "Subsidiary Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the subsidiaries of GFP. The consolidating financial statements as of and for the period ended September 30, 2011 have been reclassified to include the subsidiaries of GFP contributed by GPII as Nonguarantor Subsidiaries, which were previously included as Subsidiary Guarantors. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	Three Months Ended September 30, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$886.5	$15.3	$269.0	$(66.1)	$1,104.7
Cost of Sales	—	720.5	11.6	249.8	(66.1)	915.8
Selling, General and Administrative	—	74.2	1.9	19.0	—	95.1
Other (Income) Expense, Net	—	(1.4)	(0.1)	0.5	—	(1.0)
Goodwill Impairment, Restructuring and Other Special Charges	—	0.2	—	3.2	—	3.4
Income (Loss) from Operations	—	93.0	1.9	(3.5)	—	91.4
Interest Expense, Net	—	(24.2)	—	(1.9)	—	(26.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	68.8	1.9	(5.4)	—	65.3
Income Tax Expense	—	(26.5)	(1.2)	0.7	—	(27.0)
Income (Loss) before Equity Income of Unconsolidated Entities	—	42.3	0.7	(4.7)	—	38.3
Equity Income of Unconsolidated Entities	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	38.9	(3.4)	(1.2)	—	(34.3)	—
Net Income (Loss)	38.9	38.9	(0.5)	(4.1)	(34.3)	38.9
Net Loss Attributable to Noncontrolling Interests	1.2	1.2	—	—	(1.2)	1.2
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$40.1	$40.1	$(0.5)	$(4.1)	$(35.5)	$40.1

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$46.9	$46.9	$(0.7)	$0.1	$(46.3)	$46.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$855.3	$15.5	$268.7	$(66.2)	$1,073.3
Cost of Sales	—	726.8	11.0	247.7	(66.2)	919.3
Selling, General and Administrative	—	58.5	1.8	15.5	—	75.8
Other Expense (Income), Net	—	0.6	0.6	(1.6)	—	(0.4)
Goodwill Impairment, Restructuring and Other Special Charges	—	—	—	96.3	—	96.3
Income (Loss) from Operations	—	69.4	2.1	(89.2)	—	(17.7)
Interest Expense, Net	—	(34.4)	—	(0.4)	—	(34.8)
Loss on Modification or Extinguishment of Debt	—	(1.3)	—	—	—	(1.3)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	33.7	2.1	(89.6)	—	(53.8)
Income Tax (Expense) Benefit	—	(9.1)	—	14.7	—	5.6
Income (Loss) before Equity Income of Unconsolidated Entities	—	24.6	2.1	(74.9)	—	(48.2)
Equity Income of Unconsolidated Entities	—	—	—	0.7	—	0.7
Equity in Net Earnings of Subsidiaries	(47.5)	(72.1)	2.3	—	117.3	—
Net (Loss) Income	(47.5)	(47.5)	4.4	(74.2)	117.3	(47.5)
Net Loss Attributable to Noncontrolling Interests	—	—	—	—	—	—
Net (Loss) Income Attributable to Graphic Packaging Holding Company	$(47.5)	$(47.5)	$4.4	$(74.2)	$117.3	$(47.5)

Comprehensive Loss Attributable to Graphic Packaging Holding Company	$(63.4)	$(63.4)	$(2.2)	$(89.6)	$155.2	$(63.4)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,569.1	$50.0	$856.0	$(191.3)	$3,283.8
Cost of Sales	—	2,090.1	37.1	793.0	(191.3)	2,728.9
Selling, General and Administrative	—	224.1	5.6	57.0	—	286.7
Other (Income) Expense, Net	—	(4.1)	(0.2)	1.3	—	(3.0)
Goodwill Impairment, Restructuring and Other Special Charges	—	3.0	—	9.1	—	12.1
Income (Loss) from Operations	—	256.0	7.5	(4.4)	—	259.1
Interest Expense, Net	—	(79.9)	—	(5.7)	—	(85.6)
Loss on Modification or Extinguishment of Debt	—	(8.9)	—	—	—	(8.9)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	167.2	7.5	(10.1)	—	164.6
Income Tax Expense	—	(64.0)	(2.9)	(1.7)	—	(68.6)
Income (Loss) before Equity Income of Unconsolidated Entities	—	103.2	4.6	(11.8)	—	96.0
Equity Income of Unconsolidated Entities	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	97.6	(5.6)	(3.0)	—	(89.0)	—
Net Income (Loss)	97.6	97.6	1.6	(10.2)	(89.0)	97.6
Net Loss Attributable to Noncontrolling Interests	2.1	2.1	—	—	(2.1)	2.1
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$99.7	$99.7	$1.6	$(10.2)	$(91.1)	$99.7

Comprehensive Income Attributable to Graphic Packaging Holding Company	$115.0	$115.0	$4.7	$2.5	$(122.2)	$115.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,498.6	$43.9	$798.4	$(186.3)	$3,154.6
Cost of Sales	—	2,106.1	31.6	725.6	(186.3)	2,677.0
Selling, General and Administrative	—	202.1	5.0	48.1	—	255.2
Other (Income) Expense, Net	—	(1.0)	0.6	(1.2)	—	(1.6)
Goodwill Impairment, Restructuring and Other Special Charges	—	0.5	—	96.3	—	96.8
Income (Loss) from Operations	—	190.9	6.7	(70.4)	—	127.2
Interest Expense, Net	—	(109.5)	—	(1.2)	—	(110.7)
Loss on Modification or Extinguishment of Debt	—	(2.1)	—	—	—	(2.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	79.3	6.7	(71.6)	—	14.4
Income Tax (Expense) Benefit	—	(18.9)	—	14.2	—	(4.7)
Income (Loss) before Equity Income of Unconsolidated Entities	—	60.4	6.7	(57.4)	—	9.7
Equity Income of Unconsolidated Entities	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	11.3	(49.1)	2.9	—	34.9	—
Net Income (Loss)	11.3	11.3	9.6	(55.8)	34.9	11.3
Net Loss Attributable to Noncontrolling Interests	—	—	—	—	—	—
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$11.3	$11.3	$9.6	$(55.8)	$34.9	$11.3

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$28.2	$28.2	$6.5	$(63.2)	$28.5	$28.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$11.6	$—	$24.9	$—	$36.5
Receivables, Net	—	302.4	6.5	153.3	—	462.2
Inventories, Net		326.2	5.4	171.9	—	503.5
Intercompany	33.8	565.0	—	—	(598.8)	—
Deferred Income Tax Assets	—	62.6	—	0.9	—	63.5
Other Current Assets	—	17.1	—	3.9	—	21.0
Total Current Assets	33.8	1,284.9	11.9	354.9	(598.8)	1,086.7
Property, Plant and Equipment, Net	—	1,398.9	15.4	195.5	(0.1)	1,609.7
Investment in Consolidated Subsidiaries	1,266.4	5.2	25.1	—	(1,296.7)	—
Goodwill	—	1,046.7	47.2	26.8	—	1,120.7
Other Assets	—	425.1	18.8	110.3	—	554.2
Total Assets	$1,300.2	$4,160.8	$118.4	$687.5	$(1,895.6)	$4,371.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$51.0	$—	$13.4	$—	$64.4
Accounts Payable	—	285.8	5.1	110.1	—	401.0
Interest Payable	—	24.7	—	0.2	—	24.9
Intercompany	—	—	56.3	542.5	(598.8)	—
Other Accrued Liabilities	—	160.6	1.1	36.2	—	197.9
Total Current Liabilities	—	522.1	62.5	702.4	(598.8)	688.2
Long-Term Debt	—	1,907.1	—	5.7	—	1,912.8
Deferred Income Tax Liabilities	—	66.0	—	3.0	—	69.0
Other Noncurrent Liabilities	—	387.5	—	13.6	—	401.1

Redeemable Noncontrolling Interests	13.7	13.7	—	—	(13.7)	13.7

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,288.4	1,266.3	55.9	(35.3)	(1,286.9)	1,288.4
Noncontrolling Interests	(1.9)	(1.9)	—	(1.9)	3.8	(1.9)
Total Equity	1,286.5	1,264.4	55.9	(37.2)	(1,283.1)	1,286.5
Total Liabilities and Equity	$1,300.2	$4,160.8	$118.4	$687.5	$(1,895.6)	$4,371.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$228.9	$—	$42.9	$—	$271.8
Receivables, Net	—	255.4	4.9	141.6	—	401.9
Inventories, Net	—	332.3	4.2	137.7	—	474.2
Intercompany	30.1	546.1	—	—	(576.2)	—
Deferred Income Tax Assets	—	124.2	—	0.8	—	125.0
Other Current Assets	—	30.7	0.1	4.4	—	35.2
Total Current Assets	30.1	1,517.6	9.2	327.4	(576.2)	1,308.1
Property, Plant and Equipment, Net	—	1,434.7	17.1	180.1	(0.2)	1,631.7
Investment in Consolidated Subsidiaries	1,151.4	6.3	9.4	—	(1,167.1)	—
Goodwill	—	1,048.8	47.2	39.7	—	1,135.7
Other Assets	—	439.0	20.1	115.1	—	574.2
Total Assets	$1,181.5	$4,446.4	$103.0	$662.3	$(1,743.5)	$4,649.7

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$19.3	$—	$10.8	$—	$30.1
Accounts Payable	—	288.8	5.3	117.3	—	411.4
Interest Payable	—	23.0	—	—	—	23.0
Intercompany	—	—	63.3	512.9	(576.2)	—
Other Accrued Liabilities	—	148.2	1.6	31.2	—	181.0
Total Current Liabilities	—	479.3	70.2	672.2	(576.2)	645.5
Long-Term Debt	—	2,334.2	—	1.5	—	2,335.7
Deferred Income Tax Liabilities	—	60.3	—	2.7	—	63.0
Other Noncurrent Liabilities	—	407.6	—	16.4	—	424.0

Redeemable Noncontrolling Interests	14.8	14.8	—	—	(14.8)	14.8

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,167.9	1,151.4	32.8	(29.3)	(1,154.9)	1,167.9
Noncontrolling Interests	(1.2)	(1.2)	—	(1.2)	2.4	(1.2)
Total Equity	1,166.7	1,150.2	32.8	(30.5)	(1,152.5)	1,166.7
Total Liabilities and Equity	$1,181.5	$4,446.4	$103.0	$662.3	$(1,743.5)	$4,649.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$97.6	$97.6	$1.6	$(10.2)	$(89.0)	$97.6
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	169.5	3.1	29.4	—	202.0
Deferred Income Taxes	—	59.6	—	0.5	—	60.1
Amount of Postretirement Expense (Less) Greater Than Funding	—	(10.8)	0.6	(1.5)	—	(11.7)
Equity in Net Earnings of Subsidiaries	(97.6)	5.6	3.0	—	89.0	—
Other, Net	—	41.9	—	(5.2)	—	36.7
Changes in Operating Assets and Liabilities	—	(68.6)	(8.0)	(19.8)	—	(96.4)
Net Cash Provided by (Used in) Operating Activities	—	294.8	0.3	(6.8)	—	288.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(107.8)	(0.3)	(20.3)	—	(128.4)
Proceeds from Sale of Assets	—	17.2	—	—	—	17.2
Other, Net	—	(3.0)	—	—	—	(3.0)
Net Cash Used in Investing Activities	—	(93.6)	(0.3)	(20.3)	—	(114.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	1,000.0	—	—	—	1,000.0
Payments on Debt	—	(1,690.9)	—	—	—	(1,690.9)
Borrowings under Revolving Credit Facilities	—	987.4	—	41.2	—	1,028.6
Payments under Revolving Credit Facilities	—	(691.4)	—	(37.8)	—	(729.2)
Redemption and Debt Issuance Costs	—	(22.3)	—	—	—	(22.3)
Repurchase of Common Stock related to Share-Based Payments	(10.6)	—	—	—	—	(10.6)
Other, Net	10.6	(1.3)	—	4.4	—	13.7
Net Cash (Used in) Provided by Financing Activities	—	(418.5)	—	7.8	—	(410.7)

Effect of Exchange Rate Changes on Cash	—	—	—	1.3	—	1.3

Net Decrease in Cash and Cash Equivalents	—	(217.3)	—	(18.0)	—	(235.3)
Cash and Cash Equivalents at Beginning of Period	—	228.9	—	42.9	—	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$11.6	$—	$24.9	$—	$36.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$11.3	$11.3	$9.6	$(55.8)	$34.9	$11.3
Non-cash Items Included in Net Income:
Depreciation and Amortization	—	188.1	2.1	19.0	—	209.2
Goodwill Impairment Charge	—	—	—	96.3	—	96.3
Deferred Income Taxes	—	—	(0.7)	—	—	(0.7)
Amount of Postretirement Expense (Less) Greater Than Funding	—	(27.8)	0.3	(3.2)	—	(30.7)
Equity in Net Earnings of Subsidiaries	(11.3)	49.1	(2.9)	—	(34.9)	—
Other, Net	—	24.1	—	0.8	—	24.9
Changes in Operating Assets and Liabilities	—	(49.7)	(7.0)	(54.7)	—	(111.4)
Net Cash Provided by Operating Activities	—	195.1	1.4	2.4	—	198.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(97.9)	(1.4)	(9.1)	—	(108.4)
Acquisition of Business	—	(51.9)	—	—	—	(51.9)
Other, Net	(204.8)	(2.8)	—	—	204.8	(2.8)
Net Cash Used in Investing Activities	(204.8)	(152.6)	(1.4)	(9.1)	204.8	(163.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	237.7	—	—	—	—	237.7
Repurchase of Common Stock	(32.9)	—	—	—	—	(32.9)
Payments on Debt	—	(223.3)	—	—	—	(223.3)
Borrowings under Revolving Credit Facilities	—	30.0	—	45.2	—	75.2
Payments under Revolving Credit Facilities	—	(30.0)	—	(43.3)	—	(73.3)
Other, Net	—	204.6	—	—	(204.8)	(0.2)
Net Cash Provided by (Used in) Financing Activities	204.8	(18.7)	—	1.9	(204.8)	(16.8)

Effect of Exchange Rate Changes on Cash	—	—	—	(0.6)	—	(0.6)

Net Increase in Cash and Cash Equivalents	—	23.8	—	(5.4)	—	18.4
Cash and Cash Equivalents at Beginning of Period	—	107.1	—	31.6	—	138.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$130.9	$—	$26.2	$—	$157.1

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first nine months of 2012 by $46.0 million, compared to the first nine months of 2011. The higher costs in 2012 are primarily related to chemical-based inputs ($23.1 million); labor and related benefits ($20.0 million); freight ($16.0 million); wood costs ($9.7 million); externally purchased paper ($8.6 million); and other costs ($5.1 million). These higher costs were partially offset by lower secondary fiber ($21.6 million); energy costs ($14.2 million), due primarily to the price of natural gas and electricity; and externally purchased board ($0.7 million).

The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge pricing for approximately 50% of its expected natural gas usage for the remainder of 2012, with a weighted average contractual rate of $3.07 per one million British Thermal Units (“MMBTUs”), and 25% of its expected natural gas usage for the first quarter of 2013, with a weighted average contractual rate of $3.43 per MMBTU. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Substantial Debt Obligations. The Company had $1,977.2 million of outstanding debt obligations as of September 30, 2012. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. On March 16, 2012, the Company entered into an amended and restated credit agreement with a syndicate of lenders consisting primarily of commercial banks (the “Credit Agreement”). Covenants in the Credit Agreement and the indentures governing its 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Indentures”) also prohibits or restricts, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The substantial debt and the restrictions under the Credit Agreement and the Indentures could also leave the

Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs. The Credit Agreement also requires compliance with a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Company’s ability to comply in future periods with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first nine months of 2012, the Company achieved approximately $53 million in incremental cost savings as compared to the first nine months of 2011, through its continuous improvement programs and manufacturing initiatives.

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

•
Net Sales for the three months ended September 30, 2012 increased by $31.4 million, or 2.9%, to $1,104.7 million from $1,073.3 million for the three months ended September 30, 2011 primarily due to higher volume for both segments, partially offset by unfavorable exchange rates primarily in Europe. The higher volume was due to the impact of the DNK combination in the fourth quarter of 2011 and new consumer products business, partially offset by lower organic volume in flexible packaging due to continued general market softness and lower open market CUK sales.

•
Income from Operations for the three months ended September 30, 2012 increased to $91.4 million from Loss from Operations of $17.7 million for the three months ended September 30, 2011. The change was primarily due to a non-cash pre-tax goodwill impairment charge of $96.3 million in the third quarter of 2011. Improved performance due to cost savings through continuous improvement programs and other strategic initiatives, and the higher volume and deflation in certain raw materials costs also positively impacted results compared to prior year. These increases were partially offset by higher costs associated with integration activities and start-up costs related to new and relocated business.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging. As a result of January 2012 changes in the Company's internal reporting structure, the Company's Labels business is now a part of the paperboard packaging segment. The Company's 2011 segment results, including certain corporate allocations, have been reclassified to be consistent with the current year presentation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
NET SALES:
Paperboard Packaging	$929.0	$913.4	$2,740.4	$2,684.1
Flexible Packaging	175.7	159.9	543.4	470.5
Total	$1,104.7	$1,073.3	$3,283.8	$3,154.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$115.3	$96.8	$325.4	$272.4
Flexible Packaging	(9.4)	(97.3)	(18.3)	(97.7)
Corporate	(14.5)	(17.2)	(48.0)	(47.5)
Total	$91.4	$(17.7)	$259.1	$127.2

THIRD QUARTER 2012 COMPARED WITH THIRD QUARTER 2011

Net Sales

	Three Months Ended September 30,
In millions	2012	2011	Increase	Percent Change
Paperboard Packaging	$929.0	$913.4	$15.6	1.7%
Flexible Packaging	175.7	159.9	15.8	9.9%
Total	$1,104.7	$1,073.3	$31.4	2.9%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2011	Price	Volume/Mix	Exchange	Total	2012
Paperboard Packaging	$913.4	$1.6	$19.5	$(5.5)	$15.6	$929.0
Flexible Packaging	159.9	(0.6)	16.4	—	15.8	175.7
Total	$1,073.3	$1.0	$35.9	$(5.5)	$31.4	$1,104.7

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended September 30, 2012 increased by $15.6 million, or 1.7%, to $929.0 million from $913.4 million for the same period in 2011 as a result of increased consumer product volume due to new products and improved product mix in beer sales and higher pricing due to inflationary cost pass throughs. This was partially offset by lower volume in open market CUK and containerboard sales, general market softness primarily in cereal and beverage, and decreases in Europe primarily due to lower volume and the impact of unfavorable exchange rates.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended September 30, 2012 increased by $15.8 million or 9.9%, to $175.7 million from $159.9 million for the same period in 2011 primarily due to the impact of the DNK combination. The increases were partially offset by lower organic volume as a result of continued overall market softness which led to volume decreases in construction and other industrial sectors and and slightly lower pricing.

Income (Loss) from Operations

	Three Months Ended September 30,
In millions	2012	2011	Increase	Percent Change
Paperboard Packaging	$115.3	$96.8	$18.5	19.1%
Flexible Packaging	(9.4)	(97.3)	87.9	N.M (a)
Corporate	(14.5)	(17.2)	2.7	N.M (a)
Total	$91.4	$(17.7)	$109.1	N.M (a)

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2011	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2012
Paperboard Packaging	$96.8	$1.6	$3.1	$5.0	$(4.7)	$13.5	$18.5	$115.3
Flexible Packaging	(97.3)	(0.6)	(0.9)	(2.3)	0.4	91.3	87.9	(9.4)
Corporate	(17.2)	—	—	0.1	2.0	0.6	2.7	(14.5)
Total	$(17.7)	$1.0	$2.2	$2.8	$(2.3)	$105.4	$109.1	$91.4

(a)	Includes the Company’s cost reduction initiatives and expenses related to integration activities and the impact of the 2011 goodwill impairment charge in the Flexible Packaging segment.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended September 30, 2012 increased by $18.5 million, or 19.1%, to $115.3 million from $96.8 million for the same period in 2011 as a result of cost savings through continuous improvement programs, deflation in certain raw material costs and the higher volume and pricing. The Company also produced and consumed more tons of CUK and CRB internally. These increases were partially offset by the lower volume in open market CUK and containerboard sales, and unfavorable currency exchange rates, primarily in Europe. The deflation was primarily related to lower secondary fiber ($8.0 million); energy costs ($4.4 million), mainly due to the price of natural gas; and externally purchased board ($1.2 million). These lower costs were partially offset by higher freight ($2.7 million); labor and benefits ($2.6 million); wood ($1.7 million); and other costs ($1.6 million). Additionally, the Company completed its annual maintenance outage at the Macon mill during the quarter, which resulted in four more days of down time compared to the same period of last year. The Company also incurred start-up costs related to new and relocated business and incurred higher incentive compensation expense. In the prior year, the Company took down time in its converting facilities to manage inventory due to market softness, resulting in approximately $5 million of higher costs due to lower absorption, and recorded $3.8 million for severance expense and accelerated depreciation for assets due to the closure of the Cincinnati, OH facility.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the three months ended September 30, 2012 was $9.4 million compared to Loss from Operations of $97.3 million for the same period in 2011, which included the non-cash goodwill impairment charge of $96.3 million. The current year loss was a result of lower organic volume, costs associated with integration activities, higher inflation, and lower pricing. The inflation was related to externally purchased paper ($1.0 million); other inflation ($0.7 million); freight ($0.5 million); and labor and benefits ($0.4 million); partially offset by lower chemical-based input primarily resin ($0.3 million). These decreases were partially offset by the improved performance due to cost saving programs,.

Corporate

The Company’s Loss from Operations from corporate for the three months ended September 30, 2012 was $14.5 million compared to $17.2 million for the same period in 2011. The change was primarily due to favorable impact of the foreign exchange rates from the Company's derivative instruments.

FIRST NINE MONTHS 2012 COMPARED WITH FIRST NINE MONTHS 2011

Net Sales

	Nine Months Ended September 30,
In millions	2012	2011	Increase	Percent Change
Paperboard Packaging	$2,740.4	$2,684.1	$56.3	2.1%
Flexible Packaging	543.4	470.5	72.9	15.5%
Total	$3,283.8	$3,154.6	$129.2	4.1%

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2011	Price	Volume/Mix	Exchange	Total	2012
Paperboard Packaging	$2,684.1	$19.7	$48.5	$(11.9)	$56.3	$2,740.4
Flexible Packaging	470.5	6.3	66.6	—	72.9	543.4
Total	$3,154.6	$26.0	$115.1	$(11.9)	$129.2	$3,283.8

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the first nine months of 2012 increased by $56.3 million, or 2.1%, to $2,740.4 million from $2,684.1 million for the same period in 2011 as a result of the higher consumer products volume and higher pricing for consumer and beverage products. The higher consumer products volume was due to the impact of new product sales and the Sierra Pacific Packaging ("Sierra") acquisition in 2011, partially offset by lower organic volume due to the continuing impact of general market conditions in which volume was down primarily in cereal and frozen pizza. The higher pricing for both consumer products and beer was due to due to inflationary cost pass throughs. These increases were partially offset by lower organic volume for beverage, containerboard and open market board sales of CRB and CUK. Unfavorable currency exchange rate changes, primarily in Europe, also negatively impacted Net Sales.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the first nine months of 2012 increased by $72.9 million, or 15.5%, to $543.4 million from $470.5 million for the same period in 2011 as a result of the impact of the DNK combination and the higher pricing, partially offset by the lower organic volume/mix due to market softness in certain agriculture sectors, construction and other industrial sectors.

Income (Loss) from Operations

	Nine Months Ended September 30,
In millions	2012	2011	Increase (Decrease)	Percent Change
Paperboard Packaging	$325.4	$272.4	$53.0	19.5%
Flexible Packaging	(18.3)	(97.7)	79.4	N.M. (a)
Corporate	(48.0)	(47.5)	(0.5)	N.M. (a)
Total	$259.1	$127.2	$131.9	103.7%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2011	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2012
Paperboard Packaging	$272.4	$19.7	$13.6	$(25.0)	$(6.6)	$51.3	$53.0	$325.4
Flexible Packaging	(97.7)	6.3	1.3	(20.2)	0.4	91.6	79.4	(18.3)
Corporate	(47.5)	—	—	(0.8)	2.3	(2.0)	(0.5)	(48.0)
Total	$127.2	$26.0	$14.9	$(46.0)	$(3.9)	$140.9	$131.9	$259.1

Note:

(a)	Includes the Company’s cost reduction initiatives and expenses related to integration activities and the impact of the 2011 goodwill impairment charge in the Flexible Packaging segment.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the first nine months of 2012 increased by $53.0 million, or 19.5%, to $325.4 million from $272.4 million for the same period in 2011 as a result of cost savings through continuous improvement programs primarily focused on maximizing productivity and minimizing waste in the production cycle, the higher pricing, and the higher volume due primarily to new business development and the impact of the Sierra business acquisition. These increases were partially offset by higher costs due to inflation, the lower organic volume in beverage products, start-up costs related to new and relocated business, and unfavorable currency exchange rates, primarily in Europe. The inflation was primarily related to higher chemical-based input ($19.1 million); labor and benefits ($15.0 million); and freight ($14.6 million); wood ($9.7 million); and other costs ($3.4 million). These higher costs were partially offset by lower secondary fiber ($21.6 million); energy costs ($14.5 million), mainly due to the price of natural gas; and externally purchased board ($0.7 million). The Company also incurred higher incentive compensation expense compared to the prior year. The first nine months of 2011 were also negatively impacted by market down time taken in the converting facilities to manage inventory, and the storms in the Midwestern United States in February 2011, which interrupted shipments and resulted in lost sales for consumer products. Additionally, during 2011 the Company recorded $6.1 million for severance expense and accelerated depreciation for assets due to the closure of the Cincinnati, OH facility.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the first nine months of 2012 was $18.3 million, compared to Loss from Operations of $97.7 million for the same period in 2011 primarily as a result of as a result of the non-cash goodwill impairment charge of $96.3 million recorded in 2011, as well as the higher inflation, and the lower organic volume. The inflation was related to externally purchased paper ($8.5 million); labor and benefits ($4.2 million); chemical-based inputs, primarily resin ($4.1 million); other inflation ($2.1 million) and freight ($1.3 million). Additionally, the Company recorded $9.1 million for integration activities and severance expense due to the closure of the Twinsburg, OH bag facility. The higher costs were partially offset by the higher pricing and cost savings through continuous improvement, and the impact of the business combination.

Corporate

The Company’s Loss from Operations from corporate for the first nine months of 2012 was $48.0 million compared to $47.5 million for the same period in 2011. The change was primarily due to higher outside consulting fees, higher general corporate costs and higher inflation related to payroll fringe benefits, which was partially offset by the favorable impact of the foreign exchange rates from the Company's derivative instruments.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE

Interest Expense, Net

Interest Expense, Net was $85.6 million and $110.7 million for the first nine months of 2012 and 2011, respectively. Interest Expense, Net decreased due to lower debt levels and lower average interest rates on the Company’s debt. As of September 30, 2012, approximately 42% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months and nine months ended September 30, 2012, the Company recognized Income Tax Expense of $27.0 million and $68.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $65.3 million and $164.6 million, respectively. The effective tax rate for the nine months ended September 30, 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. During the three months and nine months ended September 30, 2011, the Company recognized Income Tax Benefit (Expense) of $5.6 million and $(4.7) million on (Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities of $(53.8) million and $14.4 million, respectively. Income Tax Benefit (Expense) for the three months and nine months ended September 30, 2011 primarily relates to the $16.3 million benefit related to the non-cash goodwill impairment charge. This benefit was offset by the non-cash expense of $5.5 million and $16.7 million, respectively, associated with the amortization of goodwill for tax purposes. During the fourth quarter of 2011, the Company released its U.S. federal and a substantial portion of its state deferred tax valuation allowance. The Company has approximately $1.0 billion of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2012	2011
Net Cash Provided by Operating Activities	$288.3	$198.9
Net Cash Used in Investing Activities	(114.2)	(163.1)
Net Cash Used in Financing Activities	(410.7)	(16.8)

Net cash provided by operating activities for the first nine months of 2012 totaled $288.3 million, compared to $198.9 million for the same period in 2011. The increase was due primarily to higher income from operations and lower working capital requirements resulting primarily from improved inventory management and lower interest payments due to the lower debt levels and average interest rates on the Company’s debt. The Company was able to utilize its NOL, and as a result the higher income tax expenses had no impact on cash flow. Pension contributions for the first nine months of 2012 and 2011 were $43.8 million and $51.6 million, respectively.

Net cash used in investing activities for the first nine months of 2012 totaled $114.2 million, compared to $163.1 million for the same period in 2011. The year over year decrease in net cash used was due to the acquisition of Sierra Pacific Packaging for $51.9 million in prior year and proceeds from the sale of assets of $17.2 million, partially offset by an increase in capital spending. The increase in capital spending of $20.0 million is a result of investments in capital projects to improve process capabilities and reduce costs, including the previously announced biomass boiler project in Macon, GA.

Net cash used in financing activities for the first nine months of 2012 totaled $410.7 million compared to $16.8 million for the same period in 2011. On March 16, 2012, the Company entered into an amended and restated Credit Agreement, and approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the outstanding term loans due in May 2014 which totaled $1.68 billion. The Company incurred approximately approximately $22 million in fees and expenses related to the refinancing activities. Since the refinancing, the Company has continued to pay down outstanding debt. Additionally, the Company withheld $10.6 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units. In the same period of 2011, the Company had net proceeds from the equity offering of approximately $238 million which was combined with cash generated from operations and used to make payments of approximately $220 million on the Company’s term loans and to repurchase its common stock for $32.9 million.

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for and as of the period ended September 30, 2012 are listed below:

Twelve Months Ended
In millions	September 30, 2012
Net Income	$361.5
Income Tax Benefit	(165.9)
Interest Expense, Net	113.5
Depreciation and Amortization including Debt Issuance Costs	277.5
Equity Income of Unconsolidated Entities, Net of Dividends	(0.4)
Other Non-Cash Charges	56.7
Losses Associated with Sale/Write-Down of Assets	4.9
Other Non-Recurring/Extraordinary/Unusual Items	31.4
Credit Agreement EBITDA	$679.2

As of
In millions	September 30, 2012
Short-Term Debt	$64.4
Long-Term Debt	1,912.8
Total Debt	$1,977.2
Less Cash and Cash Equivalents	36.5
Consolidated Indebtedness	$1,940.7

Twelve Months Ended
In millions	September 30, 2012
Interest Expense, Net	$119.8
Less Amortization of Financing Costs	6.3
Consolidated Interest Expense	$113.5

At September 30, 2012, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 2.86 to 1.00

At September 30, 2012, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 5.98 to 1.00

As of September 30, 2012, the Company's credit rating was BB+ by Standard & Poor's and Ba3 by Moody's Investor Services. Standard & Poor's rating on the Company included a stable outlook, while Moody's Investor Services' rating on the Company has a positive outlook.

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

Capital Investment

The Company’s capital investment in the first nine months of 2012 was $128.4 million compared to $108.4 million in the first nine months of 2011. During the first nine months of 2012, the Company had capital spending of $100.3 million for improving process capabilities, including the biomass boiler project in Macon, GA, $14.8 million for capital spares and $13.3 million for manufacturing packaging machinery.

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

BUSINESS OUTLOOK

The Company expects to realize between $70 million and $80 million of year over year operating cost savings from its continuous improvement programs, including Lean Sigma manufacturing projects.

Total capital investment for 2012 is expected to be between $190 million and $210 million and is expected to relate principally to the Company’s process capability improvements and biomass boiler (approximately $165 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $15 million).

The Company also expects the following in 2012:

•	Depreciation and amortization between $260 million and $280 million.

•	Interest expense of $110 million to $120 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net debt reduction of approximately $220 million to $240 million.

•	Pension plan contributions of $45 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2012. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2011 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Employment Agreement dated as of July 16, 2012 by and among Graphic Packaging International, Inc., the Registrant and Allen Ennis. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 17, 2012 and incorporated herein by reference.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	October 25, 2012
Stephen A. Hellrung

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 25, 2012
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 25, 2012
Deborah R. Frank