Form 10-K
period 2012-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2013-02-07
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State of incorporation)	(I.R.S. employer identification no.)
1500 Riveredge Parkway, Suite 100, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(770) 240-7200
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2012 was $735.4 million.

As of February 1, 2013 there were approximately 344,534,039 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form  10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, debt reduction, synergies from acquisitions, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., Risk Factors.

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. Additionally, the Company is the largest U.S. producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled board and multi-wall bags.

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

During December 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively "DNK"), both wholly-owned subsidiaries of Capital Five Investments, LLC ("CVI"). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC ("GFP"), and contributed the net assets of its multi-wall bag and specialty plastics packaging businesses to it. CVI concurrently contributed its ownership interests in DNK to GFP. Neither party received cash consideration as part of the transaction. After the combination, the Company owns approximately 87% of GFP and consolidates its results of operations. The remaining 13% of GFP is owned by CVI. GFP is included in the flexible packaging segment. This transaction is herein referred to as the "DNK Transaction".

During December of 2012, certain shareholders of the Company sold 18.5 million shares of common stock in a secondary public offering at $6.10 per share, as well as an additional 2.8 million shares pursuant to the underwriters' overallotment option. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town” and together with the TPG Entities, the Coors Family Stockholders, and the CD&R Fund, the "Selling Stockholders"). In connection with the offering, the Company also repurchased approximately 49.2 million shares of its common stock from the Selling Stockholders at $6.10 per share. The Company funded the share repurchase with an incremental term loan borrowing under an amendment to its Amended and Restated Credit Agreement, dated March 16, 2012 (the "Credit Agreement"). The shares outstanding held by the Selling Stockholders decreased from approximately 65% to approximately 53%.

On December 31, 2012, the Company acquired Contego Packaging Holdings, Ltd. ("Contego"), a leading food and consumer product packaging company based in the United Kingdom. Under the terms of the transaction, the Company paid approximately $93 million and assumed debt of approximately $35 million in an all cash transaction. Contego operates four folding carton facilities that convert approximately 150,000 tons of paperboard annually. The acquisition is included in the paperboard packaging segment. This transaction is herein referred to as the "Contego Transaction".

On December 31, 2012, the Company acquired A&R Carton Holding BV’s Beer and Beverage packaging business in Europe ("A&R"). Under the terms of the transaction, the Company paid approximately $25 million and assumed approximately $2 million in debt in an all cash transaction. A&R includes two manufacturing facilities that convert approximately 30,000 tons of paperboard annually. The acquisition is included in the paperboard packaging segment. This transaction is herein referred to as the "A&R Transaction". The A&R Transaction and the Contego Transaction are collectively referred to as the "European Acquisitions".

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

Paperboard Packaging

The Company’s paperboard packaging products deliver marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery, dispensing of product and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness and wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases, as well as enhanced microwave heating performance.

The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, energy drinks, water and juices;

•	food, including cereal, desserts, frozen, refrigerated and microwavable foods and pet foods;

•	prepared foods, including snacks, quick-serve foods for restaurants and food service products; and

•	household products, including dishwasher and laundry detergent, health care and beauty aids, and tissues and papers.

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

Below is the production at each of the Company’s mills in the paperboard packaging segment during 2012:

			2012 Net Tons
Location	Product	# of Machines	Produced
West Monroe, LA	CUK	2	761,000
Macon, GA	CUK	2	600,000
Kalamazoo, MI	CRB	2	447,000
Battle Creek, MI	CRB	2	163,000
Middletown, OH	CRB	1	162,000
Santa Clara, CA	CRB	1	139,000
Pekin, IL	URB	1	45,000
West Monroe, LA	Containerboard	1	130,000
West Monroe, LA	Kraft Paper	1	46,000

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of its low-cost converting strategy. In 2012, approximately 85% of mill production of CUK and CRB was consumed internally.

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

The Company’s labels business focuses on heat transfer labels and lithographic labels and provides customers with high-quality labels utilizing multiple technology applications. The Company operates dedicated label plants which produce labels for food, beverage, pharmaceutical, automotive, household and industrial products, detergents, and the health and beauty markets.

Flexible Packaging

The Company’s flexible packaging segment includes multi-wall bag, plastics and the Pine Bluff, AR mill, which produced approximately 157,000 tons of kraft paper in 2012. In 2012, approximately 32% of the Company's mill production of kraft paper was consumed internally.

The Company is a leading supplier of flexible packaging in North America. Products include multi-wall bags, shingle wrap, plastic bags and film for building materials (such as ready-mix concrete), retort pouches (such as meals ready to go), medical test kits, batch inclusion bags and film. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals, pet foods, and pharmaceutical products. Approximately 30% of the plastics produced are consumed internally. The Company’s facilities are strategically located, allowing it to provide a high level of service to customers, minimize freight and logistics costs, improve order turnaround times and improve supply chain reliability.

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

During 2012, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. There are only two major CUK producers in the U.S. - MeadWestvaco Corporation and the Company. Internationally, The Klabin Company in Brazil makes similar grades of paperboard.

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

The plastics packaging business is highly fragmented, comprised of over 100 companies operating hundreds of converting facilities. Participants range from small, private companies to multinational firms.

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

For its West Monroe, LA, Macon, GA and Pine Bluff, AR mills, the Company relies on private landowners and the open market for all of its pine pulpwood and recycled fiber requirements, supplemented by CUK clippings that are obtained from its converting operations. The Company believes that adequate supplies from both private landowners and open market fiber sellers currently are available in close proximity to meet its fiber needs at these mills.

The Kalamazoo, MI mill produces coated 100% recycled paperboard made primarily from OCC, ONP, and boxboard clippings. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company has many sources for its fiber requirements and believes that the supply is adequate to satisfy its needs.

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH, Santa Clara, CA, and Pekin, IL mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The internalization of the Company’s recycled fiber procurement function enables the Company to attain the lowest market price for its recycled fiber given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS. The Company purchases such paperboard requirements, including additional CRB and URB, from outside vendors. The majority of external paperboard purchases are acquired through long-term arrangements with other major industry suppliers.

The labels business purchases its primary raw materials, which include heat transfer papers and coated one-side and two-side papers, from a limited number of suppliers. In addition, the group purchases wet strength and metalized paper for specific, niche label applications and shrink sleeve film substrates through a variety of agreements, generally with terms of one to six years.

Flexible Packaging

The multi-wall bag business uses a combination of natural kraft, high performance, bleached, metallic and clay-coated papers in its converting operations. The paper is supplied either internally or directly through other North American paper mills, under supply agreements that are typically renewed annually.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2012 or 2011.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to the beverage, folding carton, housing and construction markets.

Research and Development

The Company’s research and development staff works directly with its sales and marketing personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet customer needs. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products; reducing production and waste costs; enhancing the heat-managing characteristics of food packaging; and refining packaging appearance through new printing techniques and materials.

Sustainability represents one of the strongest trends in the packaging industry. The Company’s strategy is to combine sustainability with innovation to create new solutions for its customers.

For more information on research and development expenses see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2012, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,500 U.S. and foreign patents, with more than 750 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, microwave packaging technology, barrier protection packaging, multi-wall packaging and manufacturing methods. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Cap-Sac®, DI-NA-CAL®, Fridge Vendor®, IntegraPakTM, Kitchen Master®, MicroFlex® Q, MicroRite®, Quilt Wave®, Qwik Crisp®, Soni-Lok®, Soni-Seal®, Tite-PakTM, The Yard Master®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

Culture and Employees

The Company’s corporate vision — consumer packaging that makes a world of difference — and values of respect, integrity, relationships, teamwork and accountability guide employee behavior, expectations and relations. The Company’s ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company includes a significant focus on continuous improvement utilizing processes like Lean Sigma and Six Sigma. In 2012, employees across the globe participated in lean and six sigma events.

As of December 31, 2012, the Company had approximately 13,900 employees worldwide (excluding employees of the equity company), of which approximately 53% were represented by labor unions and covered by collective bargaining agreements or covered by work councils in Europe. As of December 31, 2012, approximately 100 of the Company’s employees were working under an expired contract, which is currently being negotiated, and approximately 1,400 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

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

The following risks could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in certain forward-looking statements:

The Company's financial results could be adversely impacted if there are significant increases in prices for raw materials, energy, transportation and other necessary supplies, and the Company is unable to raise prices, or improve productivity and reduce costs.

Limitations in the availability of, and increases in, the costs of raw materials, including petroleum-based materials, energy, wood, transportation and other necessary goods and services, could have an adverse effect on the Company's financial results. Because negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company uses productivity improvements to reduce costs and offset inflation. These include global continuous improvement initiatives that use statistical process control to help design and manage many types of activities, including production and maintenance. The Company's ability to realize anticipated savings from these improvements is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. If the Company cannot pass through price increases or successfully implement cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company's financial results.

The Company's ability to use its net operating losses to offset its future taxable income may be limited under Section 382 of the Internal Revenue Code.

As of December 31, 2012, the Company had approximately $954 million of net operating losses (“NOLs”) available to offset future income for U.S. federal tax liability purposes. The Company's ability to use such NOLs to offset income can be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change occurs whenever the aggregate percentage of the Company's common stock owned directly or indirectly by its stockholders who own five percent or more of the Company's common stock (“Significant Stockholders”) increases by more than 50 percentage points over the lowest aggregate percentage of the Company's common stock owned directly or indirectly by such Significant Stockholders at any time during the preceding three years. In addition, under certain circumstances, issuances, sales or other dispositions or acquisitions of the ownership interests in the Company's Significant Stockholders can be deemed an ownership change for the Company.

If an ownership change occurs, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred NOLs that may be used to offset taxable income in future years. As a result, the Company's tax liability for such years could increase significantly. The magnitude of the annual limitation on the use of deferred tax assets and the effect of such limitation on the Company is difficult to assess and depends in part on the market value of the Company at the time of the ownership change and prevailing interest rates.

The Company's indebtedness may adversely affect its financial condition and its ability to react to changes in its business.

As of December 31, 2012, the Company had an aggregate principal amount of $2,333.3 million of outstanding debt. Because of the Company's debt level, a portion of its cash flows from operations will be dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, on March 16, 2012, the Company entered into the Credit Agreement with a syndicate of lenders consisting primarily of commercial banks. Covenants in the Credit Agreement and the indentures governing its 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Indentures”) prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company's flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under new laws or regulations, could negatively impact its financial condition and results of operations.

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. The Company cannot currently assess the impact that future emission standards, climate control initiatives and enforcement practices will have on the Company's operations and capital expenditure requirements. Environmental liabilities and obligations may result in significant costs, which could negatively impact the Company's financial position, results of operations or cash flows. See Note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

The Company may not be able to develop and introduce new products and adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company works to increase market share and profitability through product innovation and the introduction of new products. The inability to develop new or better products in a timely manner may impact the Company's competitive position.

The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Cap-Sac, DI-NA-CAL, Fridge Vendor, IntegraPak, Kitchen Master, MicroFlex Q, MicroRite, Quilt Wave, Qwik Crisp, Soni-Lok, Soni-Seal, Tite-Pak, The Yard Master and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

Competition could have an adverse effect on the Company's financial results.

The Company competes with other paperboard manufacturers and carton converters, both domestically and internationally. The Company's products compete with those made from other manufacturers' CUK board and other substrates, as well as SBS and recycled clay-coated news (“CCN”). Substitute products include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovations and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

The Company's future growth and financial results could be adversely impacted, if the Company is unable to identify and finance strategic acquisitions and to successfully integrate the acquired businesses.

The Company has made several acquisitions in recent years. The Company's ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings or synergies and expected operating results within a reasonable period of time, is an important factor in the Company's future growth. If the Company is unable to realize the expected revenue and cash flow growth and other benefits, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business. In addition, the Company's ability to finance acquisitions may be adversely impacted by the Company's financial position and access to credit markets.

The Company's pension plans are currently underfunded, and the Company may be required to make cash payments to the plans, reducing the cash available for its business.

The Company's cash flows may be adversely impacted by the Company's pension funding obligations. The Company's pension funding obligations are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. The Company has unfunded obligations of $367.6 million under its domestic and foreign defined benefit pension plans. The funded status of these plans is dependent upon various factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine the pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available to the Company for other purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters

The Company leases its principal executive offices in Atlanta, GA and maintains country headquarters in Australia, China, Germany, Italy, and Japan.

Operating Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time. The operating locations include 8 mills, 39 paperboard converting plants, and 15 flexible packaging plants.

Segment and Location	Related Products or Use of Facility
Paperboard Packaging:
Battle Creek, MI	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Pekin, IL	URB
Santa Clara, CA	CRB
West Monroe, LA	CUK; Containerboard; Research and Development
Atlanta, GA	Folding Cartons
Bremen, Germany	Folding Cartons
Bristol, Avon, United Kingdom	Folding Cartons
Carol Stream, IL	Folding Cartons; Research and Development
Centralia, IL	Folding Cartons
Charlotte, NC	Folding Cartons
Elk Grove, IL(a)	Folding Cartons
Fort Smith, AR(a)	Folding Cartons
Gillingham, United Kingdom	Folding Cartons
Gordonsville, TN	Folding Cartons
Greensboro, NC	Labels

Hoogerheide, Netherlands	Folding Cartons
Igualada, Barcelona, Spain	Folding Cartons
Irvine, CA	Folding Cartons; Design Center
Jundiai, Sao Paulo, Brazil	Folding Cartons
Kalamazoo, MI	Folding Cartons
Kendallville, IN	Folding Cartons
Lawrenceburg, TN	Folding Cartons
Leeds, United Kingdom	Folding Cartons
Lumberton, NC	Folding Cartons
Marion, OH	Folding Cartons
Masnieres, France	Folding Cartons
Menasha, WI	Folding Cartons; Research and Development
Mississauga, Ontario, Canada	Folding Cartons; Research and Development
Mitchell, SD	Folding Cartons
Norwood, OH	Labels
Oroville, CA	Folding Cartons
Pacific, MO	Folding Cartons
Perry, GA	Folding Cartons
Piscataway, NJ	Folding Cartons
Portlaoise, Ireland	Folding Cartons
Queretaro, Mexico	Folding Cartons
Renton, WA	Folding Cartons
Sneek, Netherlands	Folding Cartons
Solon, OH	Folding Cartons
Tuscaloosa, AL	Folding Cartons
Valley Forge, PA	Folding Cartons; Design Center
Wausau, WI	Folding Cartons
West Monroe, LA(a)	Folding Cartons
Flexible Packaging:
Arcadia, LA	Multi-wall Bag
Brampton, Ontario, Canada	Plastics
Des Moines, IA	Plastics
Eastman, GA	Multi-wall Bag
Fowler, IN	Multi-wall Bag
Kansas City, MO	Multi-wall Bag
Louisville, KY	Multi-wall Bag
Milwaukee, WI	Plastics
New Philadelphia, OH	Multi-wall Bag
North Portland, OR	Multi-wall Bag
Pine Bluff, AR	Kraft Paper
Pine Bluff, AR	Multi-wall Bag
Quincy, IL	Multi-wall Bag
Salt Lake City, UT	Multi-wall Bag
Schaumburg, IL	Plastics
Wellsburg, WV	Multi-wall Bag
Other:

Concord, NH	Research and Development
Crosby, MN	Packaging Machinery Engineering Design and Manufacturing
Atlanta, GA	Research and Development; Packaging Machinery Engineering Design

Notes:

(a)	Multiple facilities in this location.

ITEM 3.	LEGAL PROCEEDINGS

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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2012.

David W. Scheible, 56, is the President and Chief Executive Officer of GPHC. He was appointed to GPHC's Board upon its formation (under the name New Giant Corporation) in June 2007. Prior to the combination of the businesses of Graphic Packaging Corporation ("GPC") and Altivity Packaging, LLC on March 10, 2008 (the "Altivity Transaction"), he had served as a director, President and Chief Executive Officer of GPC since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as the Chief Operating Officer of Graphic Packaging International Corporation ("GPIC") from 1999 until August 2003. He also served as President of GPIC's Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995. Mr. Scheible serves on the Board of Directors of Benchmark Electronics, Inc. (NYSE: BHE), a provider of integrated electronics manufacturing, design and engineering services.

Daniel J. Blount, 57, is the Senior Vice President and Chief Financial Officer of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President and Chief Financial Officer of GPC since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration of GPC. From August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood Holding, Inc. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood Holding, Inc. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding, Inc. in September 1998. Prior to joining Riverwood Holding, Inc., Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently serving as Senior Vice President, Finance.

Cynthia A. Baerman, 50, is the Senior Vice President, Human Resources of GPHC, a position she has held since March 2009. Mrs. Baerman joined GPHC in January 2009 from JohnsonDiversey, a global leader in sanitation products and services where she served as Vice President and General Manager of its Food and Beverage Division from September 2006 until December 2008 and as Vice President, Human Resources from March 2005 until January 2007. From January 2004 until January 2005, Mrs. Baerman was Vice President of Human Resources at Barilla America. Mrs. Baerman previously held senior leadership positions in human resources at top companies in the food and beverage sector, including Kraft Foods, Miller Brewing Company, and Anheuser-Busch Companies.

Michael P. Doss, 46, is the Executive Vice President, Commercial Operations of GPHC. Prior to his promotion to this position in January 2012, he served as the Senior Vice President, Consumer Packaging Division of GPHC since March 2008. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of GPC since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Since joining GPIC in 1990, Mr. Doss held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations.

R. Allen Ennis, 44, is the Senior Vice President, Flexible Division, of GPHC. Mr. Ennis is responsible for developing strategies and operating plans for the overall execution and delivery of the Company's multi-wall bag and specialty plastics packaging business. Mr. Ennis joined GPII in 2011 from Sierra Pacific Packaging, a state-of-the-art food and beverage folding carton manufacturing company. He served as Chief Executive Officer of Sierra Pacific Packaging since founding the company in 1994 until the acquisition by GPII in 2011.

Deborah R. Frank, 52, is the Vice President and Chief Accounting Officer of GPHC. Prior to the Altivity Transaction, she served as Vice President and Controller of GPC since April 2005. Prior to joining the Company, Ms. Frank held various positions of increasing responsibility in the finance, accounting, audit, international and corporate areas at Kimberly-Clark Corporation, most recently serving as Assistant Controller.

Stephen A. Hellrung, 65, is the Senior Vice President, General Counsel and Secretary of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, General Counsel and Secretary of GPC since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe's Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe's Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.

Alan R. Nichols, 50, is the Senior Vice President, Mills Division of GPHC. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone from August 2005 until February 2007. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Michael R. Schmal, 59, is the Senior Vice President, Beverage Packaging Division of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of GPC since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Stephen R. Scherger, 48, is the Senior Vice President, Consumer Packaging Division of GPHC. Mr. Scherger joined GPHC in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Packaging Systems; Vice President and CFO, Papers Group and other executive level positions.

Joseph P. Yost, 45, is the European Chief Integration Officer and Chief Financial Officer of Graphic Packaging's operations in Europe.  From 2009 to 2012, he served as Senior Vice President, Supply Chain of GPHC.  From 2006 to 2009, he served as Vice President, Operations Support - Consumer Packaging for Graphic Packaging International, Inc.  Mr. Yost has also served in the following positions with Graphic Packaging legacy companies - Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc., Director, Finance and Centralized Services from 2000 to 2003 with Graphic Packaging Corporation, Manager, Operations Planning and Analysis - Consumer Products Division from 1999 to 2000 and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2012 and 2011 are as follows:

	2012		2011
	High	Low	High	Low
First Quarter	$5.76	$4.38	$5.55	$3.91
Second Quarter	5.67	4.51	5.87	4.66
Third Quarter	5.90	5.18	5.61	3.41
Fourth Quarter	6.69	5.51	4.70	3.05

No cash dividends have been paid during the last three years to the Company’s common stockholders. The Company’s intent is not to pay dividends at this time. Additionally, the Company’s credit facilities and the indentures governing its debt securities place limitations on the Company’s ability to pay cash dividends on its common stock (see “Covenant Restrictions” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data”).

On February 1, 2013, there were approximately 2,000 stockholders of record and approximately 10,100 beneficial holders of GPHC’s common stock.

During the fourth quarter of 2012, the Company purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

December 1, 2012 through December 31, 2012	49,180,327	$6.10	49,180,327	—

Total	49,180,327	$6.10	49,180,327
1 All shares were purchased from the Selling Stockholders with the proceeds from an incremental term loan.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company and its immediate predecessor, GPC, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2007 in GPC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Graphic Packaging Holding Company
S&P 500 Stock Index
Dow Jones US Containers & Packaging
200
150
100
50
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Graphic Packaging Holding Company	$100.00	$30.89	$94.04	$105.42	$115.45	$175.07
S&P 500 Stock Index	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones U.S. Container & Packaging Index	100.00	62.70	88.06	103.28	103.43	118.02

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

	Year Ended December 31,
In millions, except per share amounts	2012	2011	2010	2009	2008
Statement of Operations Data:
Net Sales	$4,337.1	$4,206.3	$4,095.0	$4,095.8	$4,079.4
Income from Operations	322.4	190.3	219.5	282.7	149.9
Net Income (Loss) from Continuing Operations	120.1	275.2	10.7	56.4	(98.8)
Net Loss Attributable to Noncontrolling Interests	2.5	1.7	—	—	—
Loss from Discontinued Operations, Net of Taxes	—	—	—	—	(0.9)
Net Income (Loss) Attributable Graphic Packaging Holding Company	122.6	276.9	10.7	56.4	(99.7)

Income (Loss) Per Share — Basic:
Continuing Operations	0.31	0.73	0.03	0.16	(0.31)
Discontinued Operations	—	—	—	—	(0.00)
Net Income (Loss) Attributable Graphic Packaging Holding Company *	0.31	0.74	0.03	0.16	(0.32)

Income (Loss) Per Share — Diluted:
Continuing Operations	0.30	0.72	0.03	0.16	(0.31)
Discontinued Operations	—	—	—	—	(0.00)
Net Income (Loss) Attributable to Graphic Packaging Holding Company *	0.31	0.73	0.03	0.16	(0.32)

Weighted average number of shares outstanding:
Basic	393.4	376.3	343.8	343.1	315.8
Diluted	396.2	381.7	347.4	344.6	315.8
Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$51.5	$271.8	$138.7	$149.8	$170.1
Total Assets	4,620.8	4,649.7	4,484.6	4,701.8	4,983.1
Total Debt	2,333.3	2,365.8	2,579.1	2,800.2	3,183.8
Total Equity	972.3	1,166.7	747.0	728.8	525.2
Additional Data:
Depreciation and Amortization	$266.8	$278.4	$288.7	$305.4	$264.3
Capital Spending	203.3	160.1	122.8	129.9	183.3

* May not foot due to rounding

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business
Overview of 2012 Results
Results of Operations
Financial Condition, Liquidity and Capital Resources
Critical Accounting Policies
New Accounting Standards
Business Outlook
OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s CUK, CRB and URB, as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers. The Company’s labels business focuses on two product lines: heat transfer labels and lithographic labels.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resin, depreciation expense and labor. Inflation increased year over year costs by $43.1 million in 2012 and by $150.8 million in 2011. The higher costs in 2012 are primarily related to labor and related benefits ($28.0 million); freight ($19.4 million); wood ($15.1 million); other chemical-based inputs ($10.6 million); ink and coatings ($10.5 million); externally purchased paper ($8.7 million); and other costs ($5.0 million). These higher costs were partially offset by lower secondary fiber ($32.5 million); energy costs ($19.6 million), mainly due to the price of natural gas; and externally purchased paperboard ($2.1 million).

As the price of natural gas has experienced significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2013. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During 2012, the Company achieved approximately $67 million in cost savings as compared to 2011, through its continuous improvement programs and manufacturing initiatives.

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

In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Increases in the costs of living, the condition of the residential real estate market, unemployment rates, access to credit markets, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales.

Debt Obligations.  The Company has $2,333.3 million of outstanding debt obligations as of December 31, 2012. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and the Indentures also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Credit Agreement and the Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF 2012 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented.

•
Net Sales in 2012 increased by $130.8 million or 3.1% to $4,337.1 million from $4,206.3 million in 2011 primarily due to higher volume for both segments, partially offset by unfavorable exchange rates primarily in Europe. The higher volume was due to the impact of the DNK Transaction in the fourth quarter of 2011 and new consumer products business, partially offset by lower organic volume in flexible packaging due to continued general market softness and lower open market sales.

•
Income from Operations in 2012 increased by $132.1 million, or 69.4%, to $322.4 million from $190.3 million in 2011. The change was primarily due to a non-cash pre-tax goodwill impairment charge of $96.3 million in the third quarter of 2011. Improved performance due to cost savings through continuous improvement programs and other strategic initiatives, deflation in certain raw materials costs, increased pricing and the higher volume also positively impacted results compared to prior year. These increases were partially offset by higher costs associated with integration and acquisition activities and start-up costs related to new and relocated business.

•
During December 2012, the Company completed a secondary public offering of 18.5 million shares of its common stock at $6.10 per share as well as an additional 2.8 million shares pursuant to the underwriter's overallotment option. The shares were sold by the Selling Stockholders. In connection with the offering, the Company also repurchased approximately 49.2 million shares of its common stock from the Selling Stockholders at $6.10 per share. The shares outstanding held by the Selling Stockholders decreased from approximately 65% to approximately 53%.

•
On December 31, 2012, the Company acquired Contego, a leading food and consumer product packaging company based in the United Kingdom. Under the terms of the transaction, the Company paid approximately $93 million and assumed approximately $35 million in debt in an all cash transaction. Contego operates four folding carton facilities that convert approximately 150,000 tons of paperboard annually into folding cartons for the food and consumer product industries. The acquisition is included in the paperboard packaging segment.

•
On December 31, 2012, the Company acquired A&R’s beer and beverage packaging business in Europe. Under the terms of the transaction, the Company paid approximately $25 million and assumed approximately $2 million in debt in an all cash transaction. A&R includes two manufacturing facilities that convert approximately 30,000 tons of paperboard annually. The acquisition is included in the paperboard packaging segment.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two business segments: paperboard packaging and flexible packaging. As a result of changes in the Company's internal reporting structure in the beginning of 2012, the Company's labels business is now a part of the paperboard packaging segment. The Company's 2011 and 2010 segment results, including certain corporate allocations, have been reclassified to be consistent with the current year presentation.

	Year Ended December 31,
In millions	2012	2011	2010
NET SALES:
Paperboard Packaging	$3,617.0	$3,580.3	$3,497.2
Flexible Packaging	720.1	626.0	597.8
Total	$4,337.1	$4,206.3	$4,095.0
INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$417.3	$361.3	$321.8
Flexible Packaging	(24.3)	(98.8)	5.7
Corporate	(70.6)	(72.2)	(108.0)
Total	$322.4	$190.3	$219.5

2012 COMPARED WITH 2011

Net Sales

In millions	Year Ended December 31,
	2012	2011	Increase	Percent Change
Paperboard Packaging	$3,617.0	$3,580.3	$36.7	1.0%
Flexible Packaging	720.1	626.0	94.1	15.0%
Total	$4,337.1	$4,206.3	$130.8	3.1%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2011	Price	Volume/Mix	Exchange	Total	2012
Paperboard Packaging	$3,580.3	$12.9	$38.5	$(14.7)	$36.7	$3,617.0
Flexible Packaging	626.0	4.3	89.8	—	94.1	720.1
Total	$4,206.3	$17.2	$128.3	$(14.7)	$130.8	$4,337.1

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2012 increased by $36.7 million, or 1.0%, to $3,617.0 million from $3,580.3 million in 2011 as a result of the higher consumer products volume and higher pricing for consumer and beverage products. The higher consumer products volume was due to the impact of new product sales and the Sierra Pacific Packaging ("Sierra") acquisition in 2011, partially offset by lower organic volume due to the continuing impact of general market conditions in which volume was down primarily in soap and cleaners, cereal and frozen pizza. The higher pricing for both consumer products and beer was due to inflationary cost pass throughs. These increases were partially offset by lower organic volume for beverage, containerboard and open market board sales of CRB and CUK. Unfavorable currency exchange rate changes, primarily in Europe, also negatively impacted Net Sales.

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2012 increased by $94.1 million, or 15.0%, to $720.1 million from $626.0 million in 2011. The increase was as a result of the impact of the DNK combination and the higher pricing, partially offset by the lower organic volume/mix due to market softness in certain agriculture sectors, construction and other industrial sectors.

Income (Loss) from Operations

	Year Ended December 31,
In millions	2012	2011	Increase (Decrease)	Percent Change
Paperboard Packaging	$417.3	$361.3	$56.0	15.5%
Flexible Packaging	(24.3)	(98.8)	74.5	(a)
Corporate	(70.6)	(72.2)	1.6	(a)
Total	$322.4	$190.3	$132.1	69.4%

Note:

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2011	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2012
Paperboard Packaging	$361.3	$12.9	$11.1	$(19.7)	$(7.1)	$58.8	$56.0	$417.3
Flexible Packaging	(98.8)	4.3	5.6	(22.4)	0.3	86.7	74.5	(24.3)
Corporate	(72.2)	—	—	(1.0)	5.3	(2.7)	1.6	(70.6)
Total	$190.3	$17.2	$16.7	$(43.1)	$(1.5)	$142.8	$132.1	$322.4

Note:

(a)	Includes the Company’s cost reduction initiatives, the goodwill impairment charge, and combination-related expenses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2012 increased by $56.0 million, or 15.5%, to $417.3 million from $361.3 million in 2011. This was primarily a result of cost savings through continuous improvement programs and manufacturing initiatives primarily focused on maximizing productivity and minimizing waste in the production cycle, the higher pricing, and the higher volume primarily due to new business. These increases were partially offset by higher costs due to inflation, the lower organic volume in beverage products, start-up costs related to new and relocated business, and unfavorable currency exchange rates, primarily in Europe. The inflation was primarily related to higher labor and benefits ($21.1 million); and freight ($17.7 million); chemical-based input ($16.9 million); wood ($15.1 million); and other costs ($3.5 million). These higher costs were partially offset by lower secondary fiber ($32.5 million); energy costs ($20.0 million), mainly due to the price of natural gas; and externally purchased paperboard ($2.1 million). The Company also incurred higher incentive compensation expense compared to the prior year. During the third quarter 2011, the Company took down time in its converting facilities to manage inventory due to market softness, resulting in approximately $5 million of higher costs due to lower absorption. Additionally in 2011, the Company recorded $8.5 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their lives due to the closure of the Cincinnati, OH facility and the planned closure of the LaPorte, IN facilities.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging in 2012 was $24.3 million compared to Loss from Operations of $98.8 million in 2011 primarily as a result of the non-cash goodwill impairment charge of $96.3 million recorded in 2011, as well as the higher inflation, and the lower organic volume. The inflation was related to externally purchased paper ($8.7 million); labor and benefits ($5.9 million); chemical-based inputs, primarily resin ($4.1 million); other inflation ($2.0 million) and freight ($1.7 million). Additionally, the Company recorded approximately $16 million for integration activities and for severance expense due to the closure of the Twinsburg, OH bag facility. The higher costs were partially offset by the higher pricing and cost savings through continuous improvement, and the impact of the business combination.

Corporate

The Company’s Loss from Operations from corporate was $70.6 million in 2012 compared to $72.2 million in 2011. The change was primarily due to the favorable impact of the foreign exchange rates from the Company's derivative instruments, which was partially offset by fees related to the acquisitions and the secondary offering, higher general corporate costs and higher inflation for labor and benefits. Additionally, in the fourth quarter 2011, the Company recorded non-cash asset impairment charges of $4.8 million related to assets held for sale and severance expense of $4.3 million related to a workforce reduction announced in October 2011.

INTEREST EXPENSE, NET, INCOME TAX EXPENSE, AND EQUITY INCOME OF UNCONSOLIDATED ENTITIES

Interest Expense, Net

Interest Expense, Net decreased by $33.8 million to $111.1 million in 2012 from $144.9 million in 2011. Interest Expense, Net decreased due to lower total debt, and lower rates on the Company’s debt. As of December 31, 2012, approximately 50% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2012, the Company recognized Income Tax Expense of $82.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $200.3 million. During 2011, the Company recognized Income Tax Benefit of $229.8 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $43.3 million. The effective tax rate for 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. Income Tax Benefit for 2011 primarily relates to the non-cash benefit of $265.2 million associated with the release of the Company's U.S. federal and a substantial portion of its state deferred tax asset valuation allowance.  The valuation allowance release was based on the Company's assessment that it is more likely than not that the Company's U.S. federal and a substantial portion of its state deferred tax assets will be realized.  The Company has approximately $954 million of NOLs for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity Income of Unconsolidated Entities

Equity Income of Unconsolidated Entities was $2.3 million in 2012 and $2.1 million in 2011 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2011 COMPARED WITH 2010

Net Sales

In millions	Year Ended December 31,
	2011	2010	Increase	Percent Change
Paperboard Packaging	$3,580.3	$3,497.2	$83.1	2.4%
Flexible Packaging	626.0	597.8	28.2	4.7%
Total	$4,206.3	$4,095.0	$111.3	2.7%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2010	Price	Volume/Mix	Exchange	Total	2011
Paperboard Packaging	$3,497.2	$84.1	$(27.0)	$26.0	$83.1	$3,580.3
Flexible Packaging	597.8	31.4	(3.9)	0.7	28.2	626.0
Total	$4,095.0	$115.5	$(30.9)	$26.7	$111.3	$4,206.3

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2011 increased by $83.1 million, or 2.4%, to $3,580.3 million from $3,497.2 million in 2010 as a result of higher pricing for consumer and beverage products and open market CUK, CRB and containerboard. The higher pricing for consumer and beverage products was primarily due to the timing of inflationary cost pass throughs as a result of inflation during 2010. These negotiated pass throughs usually lag inflation by two to three quarters. The Company implemented several price increases for open market CRB and CUK during 2010, which benefited the pricing for open market sales. Favorable currency exchange rate changes, primarily in Europe, Japan and Australia, also positively impacted Net Sales. These increases were partially offset by lower volume for consumer products, beverage, containerboard and open market board sales. The lower consumer products volume was due to the continuing impact of general market conditions in which volume was down primarily on cereal, dry foods and frozen foods. The decrease in soft drinks and beer volume was due to general market conditions, which was partially offset by increases in the international beverage business.

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2011 increased by $28.2 million, or 4.7%, to $626.0 million from $597.8 million in 2010 as a result of higher pricing primarily due to negotiated inflationary pass throughs, volume improvement on certain special products (i.e., shingle wrap) due to increased demand and favorable currency exchange rates in Canada. These increases were partially offset by lower volume/mix as a result of market softness in the Chemical sector and a continued move to alternative substrates in the Agriculture and Foods sectors.

Income (Loss) from Operations

	Year Ended December 31,
In millions	2011	2010	Increase (Decrease)	Percent Change
Paperboard Packaging	$361.3	$321.8	$39.5	12.3%
Flexible Packaging	(98.8)	5.7	(104.5)	(a)
Corporate	(72.2)	(108.0)	35.8	(a)
Total	$190.3	$219.5	$(29.2)	(13.3)%

Note:

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2010	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2011
Paperboard Packaging	$321.8	$84.1	$(7.7)	$(107.6)	$16.3	$54.4	$39.5	$361.3
Flexible Packaging	5.7	31.4	(1.1)	(43.2)	0.2	(91.8)	(104.5)	(98.8)
Corporate	(108.0)	—	—	—	(3.2)	39.0	35.8	(72.2)
Total	$219.5	$115.5	$(8.8)	$(150.8)	$13.3	$1.6	$(29.2)	$190.3

Note:

(a)	Includes the Company’s cost reduction initiatives, the goodwill impairment charge, and merger-related expenses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2011 increased by $39.5 million, or 12.3%, to $361.3 million from $321.8 million in 2010. This was primarily as a result of the higher pricing, favorable foreign exchange rates, and cost savings through continuous improvement programs and manufacturing initiatives primarily focused on maximizing productivity and minimizing waste in the production cycle as well as higher output and higher levels of integration of the Company’s own board during 2011, as the Company integrated additional tons over the prior year. These increases were partially offset by inflation and the lower volume. The inflation was primarily related to higher resin and inks and coatings ($33.5 million); externally purchased paperboard ($25.5 million); secondary fiber ($20.5 million); labor and benefits ($17.5 million); freight ($17.2 million); and chemical costs ($11.2 million). These higher costs were partially offset by lower energy costs ($7.6 million), mainly due to the price of natural gas, and lower wood ($6.0 million) and other costs ($4.2 million). Additionally, during the third quarter 2011, the Company took down time in its converting facilities to manage inventory due to market softness, resulting in approximately $5 million of higher costs due to lower absorption. The Company also recorded $8.5 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their lives due to the closure of the Cincinnati, OH facility and the planned closure of the LaPorte, IN facilities.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging in 2011 was $98.8 million compared to Income from Operations of $5.7 million in 2010 as a result of the non-cash goodwill impairment charge of $96.3 million, higher inflation and the lower volume. The inflation was related to externally purchased paper ($19.8 million); resin ($9.0 million); labor and benefits ($5.5 million); film ($3.9 million); other costs ($2.8 million); and freight ($2.2 million). Additionally, the Company recorded $4.7 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their useful lives due to the closure of the Jacksonville, AR facility. These higher costs were partially offset by the higher pricing and cost savings through continuous improvement programs.

Corporate

The Company’s Loss from Operations from corporate was $72.2 million in 2011 compared to $108.0 million in 2010. The change was primarily due to $55.1 million of merger-related expense in 2010 primarily for the charges related to finalizing restructuring activities. This was partially offset by higher general corporate costs, unfavorable currency exchange impacts and expenses related to the Sierra and DNK combinations. Additionally, in the fourth quarter 2011, the Company recorded non-cash asset impairment charges of $4.8 million related to assets held for sale and severance expense of $4.3 million related to a workforce reduction announced in October 2011.

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

Cash Flows

	Years Ended December 31,
In millions	2012	2011
Net Cash Provided by Operating Activities	$468.6	$387.8
Net Cash Used in Investing Activities	(294.0)	(211.8)
Net Cash Used in Financing Activities	(396.1)	(42.2)

Net cash provided by operating activities in 2012 totaled $468.6 million, compared to $387.8 million in 2011. The increase was due primarily to higher income from operations, lower working capital requirements and lower interest payments due to the lower debt levels and average interest rates on the Company’s debt. The Company was able to utilize its NOL, and as a result the higher income tax expenses had no impact on cash flow. Pension contributions in 2012 and 2011 were $55.1 million and $64.5 million, respectively.

Net cash used in investing activities in 2012 totaled $294.0 million, compared to $211.8 million in 2011. The year over year increase was due to the European Acquisitions and an increase in capital spending, partially offset by the acquisition of Sierra Pacific Packaging for $51.9 million in prior year and proceeds from the sale of assets of $18.8 million. The increase in capital spending of $43.2 million is a result of investments in capital projects to improve process capabilities and reduce costs, including the previously announced biomass boiler project in Macon, GA.

Net cash used in financing activities in 2012 totaled $396.1 million, compared to $42.2 million used in financing activities in 2011. On March 16, 2012, the Company entered into the Credit Agreement, and approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the outstanding term loans due in May 2014 which totaled $1.68 billion. During the fourth quarter of 2012, the Company entered into an amendment to the Credit Agreement to provide for an incremental term loan borrowing of $300 million, which was used to repurchase and retire approximately 49.2 million shares of its common stock at $6.10 per share. The Company incurred approximately $28 million in fees and expenses related to the refinancing activities. The Company used the revolver to fund the European Acquisitions. Additionally, the Company withheld $10.7 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units. In 2011, the Company had net proceeds from an equity offering of approximately $238 million which was combined with cash generated from operations and used to make payments of approximately $220 million on the Company’s term loans and to repurchase its common stock for $32.9 million.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facilities and the revolving credit facility, together with principal and interest payments on the Company's 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

As of December 31, 2012, the Company had approximately $954 million of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitations as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more five percent stockholders, or issuance or redemption of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under Section 382 of the Internal Revenue Code. Imposition of any such limitation of the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

As of December 31, 2012, the Company had $44.7 million of cash in foreign jurisdictions for which deferred taxes in the U.S. have not been provided as earnings have been deemed indefinitely reinvested outside the U.S.

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

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on March 22, 2012. The Company must maintain a maximum Consolidated Total Leverage Ratio of less than the following:

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for and as of the period ended December 31, 2012 are listed below:

Twelve Months Ended
In millions	December 31, 2012
Net Income	$120.1
Income Tax Expense	82.5
Interest Expense, Net	104.9
Depreciation and Amortization including Debt Issuance Costs	273.0
Equity Income of Unconsolidated Entities, Net of Dividends	(0.6)
Other Non-Cash Charges	62.8
Losses Associated with Sale/Write-Down of Assets	0.5
Other Non-Recurring/Extraordinary/Unusual Items	61.5
Credit Agreement EBITDA	$704.7

As of
In millions	December 31, 2012
Short-Term Debt	$79.8
Long-Term Debt	2,253.5
Total Debt	$2,333.3
Less Cash and Cash Equivalents	51.5
Consolidated Indebtedness	$2,281.8

Twelve Months Ended
In millions	December 31, 2012
Interest Expense, Net	$111.1
Less Amortization of Financing Costs	6.2
Consolidated Interest Expense	$104.9

At December 31, 2012, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 3.24 to 1.00

At December 31, 2012, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 6.72 to 1.00

As of December 31, 2012, the Company's credit rating remained BB+ by Standard & Poor's and Ba3 by Moody's Investor Services. Standard & Poor's rating on the Company included a stable outlook, while Moody's Investor Services' rating on the Company has a positive outlook.

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

Capital Investment

The Company’s capital investment in 2012 was $203.3 million compared to $160.1 million in 2011. During 2012, the Company had capital spending of $167.0 million for improving process capabilities, $19.2 million for capital spares and $17.1 million for manufacturing packaging machinery.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2012 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$2,325.5	$77.6	$198.2	$1,802.3	$247.4
Operating Leases	162.5	40.3	59.3	34.3	28.6
Capital Leases	7.8	2.2	3.9	1.4	0.3
Interest Payable	615.5	103.5	228.8	160.9	122.3
Purchase Obligations (a)	468.1	160.0	155.1	74.6	78.4
Pension Funding (b)	55.0	55.0	—	—	—
Total Contractual Obligations (b)	$3,634.4	$438.6	$645.3	$2,073.5	$477.0

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

International Operations

For 2012, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 11% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2012, approximately 14% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment gain of $0.6 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2012. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its natural gas usage for 2013. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension expense for defined benefit pension plans was $42.5 million in 2012 compared with $26.6 million in 2011. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.90% and 7.96% in 2012 and 2011, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2012, the net actuarial loss was $356.7 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“the FASB Codification”).

The discount rate used to determine the present value of future pension obligations at December 31, 2012 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 4.20% and 4.85% in 2012 and 2011, respectively.

The Company’s pension expense is estimated to be approximately $40 million in 2013. The estimate is based on a weighted average expected long-term rate of return of 7.59%, a weighted average discount rate of 4.20% and other assumptions. Pension expense beyond 2013 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $5 million and the December 31, 2012 projected benefit obligation would increase by about $35 million.

The fair value of assets in the Company’s plans was $921.3 million at December 31, 2012 and $754.5 million at December 31, 2011. The projected benefit obligations exceed the fair value of plan assets by $367.6 million and $315.3 million as of December 31, 2012 and 2011, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $351.1 million at the end of 2012. At the end of 2011, the ABO exceeded the fair value of plan assets by $296.3 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2012, the Company had seven reporting units, of which five of the units had goodwill.

The Company utilized a qualitative assessment to determine the likelihood of impairment of goodwill for all reporting units except labels and flexible packaging as of October 1, 2012. The Company identified and analyzed macroeconomic, industry, and company-specific factors. Additionally, factors that most affect the fair value of the Company were compared to those used in the previous year's impairment test to identify potentially significant variances to further support the reasonableness of the assumptions. Taking into consideration these factors, the Company estimated the potential changes in the fair value of the reporting units compared with the previous year's impairment test. As a result of this analysis, management believes the estimated fair value of the reporting units continues to exceed it carrying value and goodwill is not impaired.

The Company performed a quantitative impairment analysis for the reporting unit within the flexible packaging segment and the labels reporting unit as of October 1, 2012. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. The Company concluded that the fair value of these reporting units exceeded their carrying values including goodwill and, therefore, that goodwill was not impaired.

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

• Deferred Income Taxes and Potential Assessments

As of December 31, 2011, the Company recognized $265.2 million of Income Tax Benefit associated with the release of its U.S. federal and a substantial portion of its state deferred tax valuation allowance. According to the Income Taxes topic of the FASB Codification, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The FASB Codification provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. The Company has evaluated the need to maintain a valuation allowance for deferred tax assets based on its assessment of whether it is more likely than not that deferred tax benefits would be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In 2011, this evaluation resulted in the determination that the Company's valuation allowance on its U.S. federal and a substantial portion of its state deferred tax assets could be released. The qualitative and quantitative analysis of current and expected earnings, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a substantial portion of these deferred tax assets.

As of December 31, 2012, the Company has only provided for deferred U.S. income taxes on $5.6 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $9.4 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

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

Total capital investment for 2013 is expected to be between $215 million and $235 million and is expected to relate principally to the Company’s process capability improvements (approximately $190 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $15 million).

The Company also expects the following in 2013:

•	Depreciation and amortization between $270 million and $290 million.

•	Interest expense of $110 million to $120 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of approximately $250 million.

•	Pension plan contributions of $40 million to $70 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2012, the Company had interest rate swap agreements with a notional amount of $460 million.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$14.6	$1.9	$1.2	$10.3	424.2 (a)	247.4 (b)	$699.6	$765.4
Average Interest Rate	8.31%	8.72%	8.99%	3.29%	9.50%	7.88%
Variable Rate	$63.0	$81.3	$113.8	$153.3	$1,214.5	$—	$1,625.9	$1,633.7
Average Interest Rate, spread range is 2.0% — 2.25%	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	—

(a)	Includes Senior Notes with a face amount of $425.0 million.
(b) Includes Senior Notes with a face amount of $250.0 million.

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Interest Rate Swaps (Pay Fixed/Receive Variable)
Notional	$—	$—	$—	$460.0	$—	$—	$460.0	$(6.0)
Average Pay Rate	—	—	—	0.81%	—	—
Average Receive Rate	—	—	—	1-Month LIBOR	—	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2012, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2012, when aggregated and measured in U.S. dollars at December 31, 2012 exchange rates, had net notional amounts totaling $19.5 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2012 and 2011, there were minimal amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2012 and 2011.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2012
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$15.1	$0.1
Weighted average contractual exchange rate	86.06
Receive $US/Pay Euro	$37.1	$(0.1)
Weighted average contractual exchange rate	1.32
Receive $US/Pay GBP	$11.7	$(0.1)
Weighted average contractual exchange rate	1.61

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2013. The carrying amount and fair value of the natural gas swap contracts is a net liability of $0.2 million as of December 31, 2012. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2012	2011	2010
Net Sales	$4,337.1	$4,206.3	$4,095.0
Cost of Sales	3,617.5	3,568.8	3,501.8
Selling, General and Administrative	378.1	342.4	320.4
Other Income, Net	(7.3)	(2.7)	(1.8)
Goodwill Impairment, Restructuring and Other Special Charges	26.4	107.5	55.1
Income from Operations	322.4	190.3	219.5
Interest Expense, Net	(111.1)	(144.9)	(174.5)
Loss on Modification or Extinguishment of Debt	(11.0)	(2.1)	(8.4)
Income before Income Taxes and Equity Income of Unconsolidated Entities	200.3	43.3	36.6
Income Tax (Expense) Benefit	(82.5)	229.8	(27.5)
Income before Equity Income of Unconsolidated Entities	117.8	273.1	9.1
Equity Income of Unconsolidated Entities	2.3	2.1	1.6
Net Income	$120.1	$275.2	$10.7
Net Loss Attributable to Noncontrolling Interests	2.5	1.7	—
Net Income Attributable to Graphic Packaging Holding Company	$122.6	$276.9	$10.7

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.31	$0.74	$0.03
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.31	$0.73	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
In millions	2012	2011	2010
Net Income	$120.1	$275.2	$10.7
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(0.6)	14.0	7.7
Currency Translation Adjustment	0.6	(3.7)	5.5
Pension Benefit Plans	(26.4)	(80.4)	(6.2)
Postretirement Benefit Plans	(2.7)	1.2	(6.5)
Total Other Comprehensive (Loss) Income, Net of Tax	(29.1)	(68.9)	0.5
Total Comprehensive Income	91.0	206.3	11.2
Comprehensive Loss Attributable to Noncontrolling Interests	2.4	1.8	—
Comprehensive Income Attributable to Graphic Packaging Holding Company	$93.4	$208.1	$11.2

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$51.5	$271.8
Receivables, Net	461.3	401.9
Inventories, Net	531.2	474.2
Deferred Income Tax Assets	140.7	125.0
Other Current Assets	18.4	35.2
Total Current Assets	1,203.1	1,308.1
Property, Plant and Equipment, Net	1,706.6	1,631.7
Goodwill	1,164.8	1,135.7
Intangible Assets, Net	499.2	535.9
Other Assets	47.1	38.3
Total Assets	$4,620.8	$4,649.7

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$79.8	$30.1
Accounts Payable	453.7	411.4
Compensation and Employee Benefits	133.9	103.1
Interest Payable	10.1	23.0
Other Accrued Liabilities	75.4	77.9
Total Current Liabilities	752.9	645.5
Long-Term Debt	2,253.5	2,335.7
Deferred Income Tax Liabilities	137.0	63.0
Accrued Pension and Postretirement Benefits	420.7	364.8
Other Noncurrent Liabilities	73.6	59.2

Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests (Note 14)	10.8	14.8

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized at December 31, 2012 and December 31, 2011; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized at December 31, 2012 and 2011, 344,534,039 and 389,474,786 shares issued and outstanding at December 31, 2012 and 2011, respectively	3.4	3.9
Capital in Excess of Par Value	1,915.1	2,177.5
Accumulated Deficit	(633.2)	(731.4)
Accumulated Other Comprehensive Loss	(311.3)	(282.1)
Total Graphic Packaging Holding Company Shareholders’ Equity	974.0	1,167.9
Noncontrolling Interests	(1.7)	(1.2)
Total Equity	972.3	1,166.7
Total Liabilities and Equity	$4,620.8	$4,649.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other
	Common Stock		Capital in Excess of Par Value
In millions, except share amounts	Shares	Amount		Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	343,245,250	$3.4	$1,958.2	$(1,019.0)	$(213.8)	—	$728.8
Net Income	—	—	—	10.7	—	—	10.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	7.7	—	7.7
Pension Benefit Plans	—	—	—	—	(6.2)	—	(6.2)
Postretirement Benefit Plans	—	—	—	—	(6.5)	—	(6.5)
Currency Translation Adjustment	—	—	—	—	5.5	—	5.5
Recognition of Stock-Based Compensation	—	—	7.0	—	—	—	7.0
Issuance of Shares for Stock-Based Awards	453,528	—	—	—	—	—	—
Balances at December 31, 2010	343,698,778	$3.4	$1,965.2	$(1,008.3)	$(213.3)	$—	$747.0
Net Income (Loss)	—	—	—	276.9	—	(1.6)	275.3
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	14.0	—	14.0
Pension Benefit Plans	—	—	—	—	(80.3)	—	(80.3)
Postretirement Benefit Plans	—	—	—	—	1.2	—	1.2
Currency Translation Adjustment	—	—	—	—	(3.7)	—	(3.7)
Issuance of Common Stock, Net	52,530,975	0.5	237.0	—	—	—	237.5
Repurchase of Common Stock	(7,264,922)	—	(32.9)	—	—	—	(32.9)
Investment in Subsidiaries	—	—	(3.1)	—		0.4	(2.7)
Recognition of Stock-Based Compensation	—	—	11.3	—	—	—	11.3
Issuance of Shares for Stock-Based Awards	509,955	—	—	—	—	—	—
Balances at December 31, 2011	389,474,786	$3.9	$2,177.5	$(731.4)	$(282.1)	$(1.2)	$1,166.7
Net Income (Loss)	—	—	—	122.6	—	(0.5)	122.1
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(0.6)	—	(0.6)
Pension Benefit Plans	—	—	—	—	(26.5)	—	(26.5)
Postretirement Benefit Plans	—	—	—	—	(2.7)	—	(2.7)
Currency Translation Adjustment	—	—	—	—	0.6	—	0.6
Repurchase of Common Stock	(49,180,327)	(0.5)	(275.1)	(24.4)	—	—	(300.0)
Investment in Subsidiaries	—	—	3.1	—	—	—	3.1
Recognition of Stock-Based Compensation	—	—	9.6	—	—	—	9.6
Issuance of Shares for Stock-Based Awards	4,239,580	—	—	—	—	—	—
Balances at December 31, 2012	344,534,039	$3.4	$1,915.1	$(633.2)	$(311.3)	$(1.7)	$972.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$120.1	$275.2	$10.7

Non-cash Items Included in Net Income:
Depreciation and Amortization	266.8	278.4	288.7
Goodwill Impairment Charge	—	96.3	—
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	7.5	2.1	1.4
Amortization of Deferred Debt Issuance Costs	6.2	7.0	8.3
Deferred Income Taxes	76.0	(238.4)	21.6
Amount of Postretirement Expense Less Than Funding	(14.0)	(38.8)	(18.2)
Impairment Charges/Asset Write-offs	5.6	7.0	14.6
Other, Net	17.5	19.8	7.7
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 3)	(17.1)	(20.8)	3.3
Net Cash Provided by Operating Activities	468.6	387.8	338.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(203.3)	(160.1)	(122.8)
Acquisition of Businesses	(118.4)	(51.9)	—
Cash Acquired Related to Business Acquisitions	13.1	—	—
Proceeds from Sales of Assets, Net of Selling Costs	18.8	2.3	—
Other, Net	(4.2)	(2.1)	0.1
Net Cash Used in Investing Activities	(294.0)	(211.8)	(122.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	—	237.7	—
Repurchase of Common Stock	(300.0)	(32.9)	—
Proceeds from Issuance or Modification of Debt	1,300.0	—	30.6
Payments on Debt	(1,703.4)	(249.2)	(246.4)
Borrowings under Revolving Credit Facilities	1,367.2	92.1	138.8
Payments under Revolving Credit Facilities	(1,034.7)	(89.6)	(139.7)
Redemption and Early Tender Premiums and Debt Issuance Costs	(27.7)	—	(10.9)
Repurchase of Common Stock related to Share-Based Payments	(10.7)	—	—
Other, Net	13.2	(0.3)	0.2
Net Cash Used in Financing Activities	(396.1)	(42.2)	(227.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.2	(0.7)	0.9

Net (Decrease) Increase in Cash and Cash Equivalents	(220.3)	133.1	(11.1)
Cash and Cash Equivalents at Beginning of Period	271.8	138.7	149.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51.5	$271.8	$138.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying Consolidated Financial Statements include the worldwide operations of the paperboard packaging segment, which includes the paperboard packaging, packaging machinery, labels, and containerboard businesses; and the flexible packaging segment, which produces kraft paper and converts kraft, specialty paper and plastics into multi-wall, consumer and specialty retail bags and produces flexible packaging, and laminations. Intercompany transactions and balances are eliminated in consolidation. As a result of January 2012 changes in the Company's internal reporting structure, the Company's labels business is now part of the paperboard packaging segment. Certain other reclassifications have been made to prior year amounts to conform to current year presentation.

The Company holds a 50% ownership interest in a joint venture with Rengo Riverwood Packaging, Ltd. (in Japan) which is accounted for using the equity method.

The Company holds a 60% ownership interest in a joint venture, Graphic Hung Hing Packaging (Shanghai) Co., Ltd, in China and holds an 87% ownership interest in Graphic Flexible Packaging, LLC, both of which are consolidated in the Company's financial statements. The noncontrolling interests in these joint ventures are shown in the Company's financial statements.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. As of December 31, 2012 and 2011, no customer accounted for more than 10% of net sales or net accounts receivable.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $2.2 million, $1.5 million and $1.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

Depreciation expense, including the depreciation expense of assets under capital leases, for 2012, 2011 and 2010 was $222.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, $231.4 million and $239.8 million, respectively.

Intangible assets (liabilities) with a determinable life are amortized on a straight-line basis over that period. The amortization expense for each intangible asset (liability) is recorded in the Consolidated Statements of Operations according to the nature of that asset (liability).

Goodwill is the Company’s only intangible asset not subject to amortization at December 31, 2012 and 2011. The following table displays the intangible assets (liabilities) that continue to be subject to amortization and aggregate amortization expense as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets (Liabilities):
Customer Relationships	$662.5	$(204.3)	$458.2	$659.7	$(167.0)	$492.7
Patents, Trademarks and Licenses	113.8	(72.8)	41.0	132.2	(88.6)	43.6
Supply Contracts and Leases, Net	(1.5)	1.5	—	(1.4)	1.0	(0.4)
Total	$774.8	$(275.6)	$499.2	$790.5	$(254.6)	$535.9

The Company recorded amortization expense for the years ended December 31, 2012, 2011 and 2010 of $44.1 million,
$47.0 million and $48.9 million, respectively, relating to intangible assets (liabilities) subject to amortization. The Company expects amortization expense to be approximately $43 million in 2013, $42 million in 2014 , 2015, and 2016, and $40 million in 2017.

Goodwill

The Company tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount.

The Company tests goodwill for impairment at the reporting unit level, which is an operating segment or level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics.

The Company utilized a qualitative assessment to determine the likelihood of impairment of goodwill for all of the reporting units except labels and flexible packaging as of October 1, 2012. The Company identified and analyzed macroeconomic, industry, and company-specific factors. Additionally, factors that most affect the fair value of the Company were compared to those used in the previous year's impairment test to identify potentially significant variances to support the reasonableness of the assumptions. Taking into consideration these factors, the Company estimated the potential changes in the fair value of the reporting units compared with the previous year's impairment test. As a result of this analysis, management believes the estimated fair value of the reporting units continues to exceed it carrying value and goodwill is not impaired.

Because of declines in operating results against projections in 2011, the Company performed an interim impairment analysis for the flexible packaging reporting unit as of September 30, 2011. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. This valuation approach is based on Level 3 inputs in the fair value hierarchy. See "Note 10 - Fair Value Measurement” for detail information. Based on this analysis, the Company recorded a non-cash pre-tax goodwill impairment charge of $96.3 million in the third quarter of 2011. This charge is recorded as Goodwill Impairment, Restructuring and Other Special Charges in the Company's Consolidated Statements of Operations.

The Company performed a quantitative impairment analysis for the reporting unit within the flexible packaging segment and

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the labels reporting unit as of October 1, 2012. The Company determined the fair value of the reporting units by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. The Company concluded that the fair value of these reporting units exceeded their carrying values including goodwill and, therefore, that goodwill was not impaired.

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

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Packaging	Flexible Packaging	Total
Balance at December 31, 2010	$1,093.2	$112.0	$1,205.2
Acquisition of Businesses	14.2	13.9	28.1
Goodwill Impairment (a)	—	(96.3)	(96.3)
Foreign Currency Effects	(1.3)	—	(1.3)
Balance at December 31, 2011	$1,106.1	$29.6	$1,135.7
Acquisition of Businesses	44.4	—	44.4
Purchase Accounting Adjustments	(0.8)	(13.9)	(14.7)
Disposal of Business	(1.4)	—	(1.4)
Foreign Currency Effects	0.7	0.1	0.8
Balance at December 31, 2012	$1,149.0	$15.8	$1,164.8

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2012, 2011 and 2010 were $16.1 million, $16.0 million and $12.8 million, respectively.

Goodwill Impairment, Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Goodwill Impairment, Restructuring and Other Special Charges in the Consolidated Statements of Operations as of December 31:

In millions	2012	2011	2010
Goodwill Impairment	$—	$96.3	$—
Altivity Merger Related Charges	—	—	55.1
Asset Impairment and Other Special Charges	4.7	10.0	—
Charges Associated with Business Combinations	21.7	1.2	—
Total	$26.4	$107.5	$55.1

Equity Offerings and Repurchases

During the fourth quarter of 2012, the Company completed a secondary public offering of 18.5 million shares of its common stock at $6.10 per share as well as an additional 2.8 million shares pursuant to the underwriter's overallotment option. The shares were sold by certain existing stockholders of the Company. In connection with the offering, the Company also repurchased approximately 49.2 million shares of its common stock from the selling stockholders concurrently with the closing of the offering

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at $6.10 per share, all of which were subsequently retired. The Company entered into an amendment to its existing credit agreement to provide for an incremental term loan borrowing to fund the share repurchase.

During the second quarter of 2011, the Company completed a public offering of 52.5 million shares of its common stock, priced at $4.75 per share. The offering resulted in net proceeds of $237.7 million, after deducting offering expenses. The Company used $32.9 million of the net proceeds from the offering to repurchase and subsequently retire 7.3 million shares of common stock held by the Grover C. Coors Trust (“Coors Trust”). The Company used the remaining net proceeds from its stock offerings to reduce its indebtedness and for general corporate purposes.

Adoption of New Accounting Standards

Effective January 1, 2012, the Company adopted revised guidance as required by the Intangibles – Goodwill and Other topic of the FASB Codification which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2.	SUPPLEMENTAL BALANCE SHEET DATA

Receivables, Net:

In millions	2012	2011
Trade	$445.8	$384.0
Less: Allowance (1)	(6.4)	(3.5)
	439.4	380.5
Other	21.9	21.4
Total	$461.3	$401.9

(1)	Includes an allowance of $1.8 million which was acquired as part of the European Acquisitions.

Inventories, Net by major class:

In millions	2012	2011
Finished Goods	$269.5	$243.5
Work in Progress	50.3	41.1
Raw Materials	152.1	135.8
Supplies	59.3	53.8
Total	$531.2	$474.2

Other Current Assets:

In millions	2012	2011
Assets Held for Sale	$—	$18.5
Prepaid Expenses	18.4	16.7
Total	$18.4	$35.2

Property, Plant and Equipment, Net:

In millions	2012	2011
Property, Plant and Equipment, at Cost:
Land and Improvements	$123.0	$121.5
Buildings	401.0	344.4
Machinery and Equipment (2)	3,477.7	3,339.5
Construction-in-Progress	169.5	77.8
	4,171.2	3,883.2
Less: Accumulated Depreciation (2)	(2,464.6)	(2,251.5)
Total	$1,706.6	$1,631.7

(2) Includes gross assets under capital lease of $10.2 million and related accumulated depreciation of $1.5 million as of December 31, 2012 and gross assets under capital lease of $10.8 million and related accumulated depreciation of $1.6 million as of December 31, 2011.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets:

In millions	2012	2011
Deferred Debt Issuance Costs, Net of Amortization of $9.1 million and $30.1 million for 2012 and 2011, respectively	$25.7	$15.6
Deferred Income Tax Assets	6.2	6.1
Other	15.2	16.6
Total	$47.1	$38.3

Other Accrued Liabilities:

In millions	2012	2011
Fair Value of Derivatives, current portion	$3.0	$5.0
Deferred Revenue	13.1	16.2
Accrued Customer Rebates	16.6	15.7
Other (3)	42.7	41.0
Total	$75.4	$77.9

(3) During 2011, the Company recognized employee severance costs of approximately $10 million of which $5.4 million is accrued at December 31, 2011.

Other Noncurrent Liabilities:

In millions	2012	2011
Deferred Revenue	$6.5	$6.0
Multi-employer Plans	24.2	24.3
Workers Compensation Reserve	14.1	14.1
Other	28.8	14.8
Total	$73.6	$59.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Provided by (Used in) Operations Due to Changes in Operating Assets and Liabilities, Net of Acquisitions:

In millions	2012	2011	2010
Receivables, Net	$7.3	$0.7	$5.0
Inventories, Net	(23.9)	(43.0)	13.3
Prepaid Expenses	(0.2)	3.4	(7.3)
Other Assets	4.0	(5.8)	—
Accounts Payable	6.8	27.5	6.0
Compensation and Employee Benefits	16.9	(3.3)	(11.9)
Income Taxes	(4.5)	0.8	(2.4)
Interest Payable	(14.9)	(6.9)	(15.3)
Other Accrued Liabilities	(8.7)	(6.5)	(12.1)
Other Noncurrent Liabilities	0.1	12.3	28.0
Total	$(17.1)	$(20.8)	$3.3

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2012	2011	2010
Interest	$117.5	$143.7	$180.9
Income Taxes	8.9	8.2	6.7

NOTE 4.	ACQUISITIONS

On December 31, 2012, the Company acquired Contego Cartons ("Contego"), a leading food and consumer product packaging company based in the United Kingdom. Under the terms of the transaction, the Company paid approximately $93 million and assumed debt of approximately $35 million in an all cash transaction funded with existing cash and debt under the Company's revolving line of credit. Contego operates four folding carton facilities that convert approximately 150,000 tons of paperboard annually into folding cartons for the food and consumer product industries. The acquisition and associated goodwill are included in the paperboard packaging segment. This transaction is herein referred to as the "Contego Transaction".

On December 31, 2012, the Company acquired A&R Carton’s Beer and Beverage packaging business in Europe ("A&R"). Under the terms of the transaction, the Company paid approximately $25 million in cash and assumed approximately $2 million in debt. The transaction was funded with existing cash and borrowings from the Company’s revolving line of credit. A&R includes two manufacturing facilities that convert approximately 30,000 tons of paperboard annually. The acquisition and associated goodwill are included in the paperboard packaging segment. This transaction is herein referred to as the "A&R Transaction". The A&R Transaction and the Contego Transaction are collectively referred to as the "European Acquisitions".

The purchase price of the European Acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date and is subject to adjustments in subsequent periods. The European Acquisitions were made to grow the European food and beverage business and optimize the Company's supply chain footprint around customer needs. The Company incurred $6.3 million of transaction costs related to the European Acquisitions. The Company does not expect goodwill to be deductible for tax purposes. The preliminary purchase price allocation is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions
Purchase Price	$118.4
Assumed Debt	36.9
Total Purchase Consideration	$155.3

In millions
Cash and Cash Equivalents	$13.1
Receivables, Net	65.7
Inventories	35.8
Other Current Assets	0.9
Property, Plant and Equipment, Net	70.1
Total Assets Acquired	185.6
Current Liabilities, Excluding Current Portion of Long-Term Debt	49.0
Pension and Postretirement Benefits	24.7
Other Noncurrent Liabilities	1.0
Total Liabilities Assumed	74.7
Net Assets Acquired	110.9
Goodwill	44.4
Total Estimated Fair Value of Net Assets Acquired	$155.3

On December 8, 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively "DNK"), both wholly owned subsidiaries of Capital Five Investments, LLC ("CVI"). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC ("GFP") and contributed its ownership interests in multi-wall bag and specialty plastics packaging subsidiaries to it. CVI concurrently contributed its ownership interests in DNK to GFP. Neither party received cash consideration as part of the transaction. After the combination, the Company owns approximately 87% of GFP and consolidates its results of operations. The remaining 13% of GFP is owned by CVI. CVI's noncontrolling interest in GFP is recorded as Redeemable Noncontrolling Interests in the Company's financial statements. GFP is included in the flexible segment. The purchase consideration was allocated to the assets and liabilities based on estimated fair values as of the purchase date which did not have a significant impact on the Consolidated Statements of Operations for the twelve month period ended December 31, 2011 or December 31, 2012. In addition, these allocations did not have a significant impact on the Consolidated Balance Sheets as of December 31, 2011 or December 31, 2012. Therefore, the Company has not retrospectively adjusted this information. In connection with the purchase price allocation, the Company accrued $6.5 million for certain contracts with below-market pricing. Based on the independent third party valuation, there were no amounts allocated to goodwill. This transaction is herein referred to as the "DNK Transaction".

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5.	DEBT

Short-Term Debt is composed of the following:

In millions	2012	2011
Short-Term Borrowings	$12.9	$8.8
Current Portion of Capital Lease Obligations	2.2	1.7
Current Portion of Long-Term Debt	64.7	19.6
Total	$79.8	$30.1

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2012 and 2011 was 8.9% and 5.6%, respectively.

Long-Term Debt is composed of the following:

In millions	2012	2011
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$246.8	$246.4
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.2	423.2
Senior Secured Term Loan Facility with interest payable at various dates at floating rates payable through 2014	—	769.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates payable through 2014	—	908.7
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.21% at December 31, 2012) payable through 2017	1,275.0	—
Senior Secured Revolving Facility with interest payable at floating rates (2.30% at December 31, 2012) payable in 2017	325.8	—
Capital Lease Obligations	7.8	7.3
Other	54.7	11.2
	2,333.3	2,365.8
Less: current portion	79.8	30.1
Total	$2,253.5	$2,335.7

Long-Term Debt maturities (excluding capital leases) are as follows:

In millions
2013	$77.6
2014	83.2
2015	115.0
2016	163.6
2017	1,638.7
After 2017	247.4
Total	$2,325.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 29, 2010, the Company completed the issuance and sale of $250.0 million of aggregate principal amount of its 7.875% Senior Notes due in 2018. A portion of the proceeds were used to retire, through a tender offer, $220.6 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2013. The debt exchange was accounted for as a modification. Fees paid to third parties of $5.0 million are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Consolidated Statements of Operations. Fees paid to creditors of approximately $4.0 million are reflected as a reduction of debt and will be amortized using the effective interest method over the term of the 7.875% Senior Notes.

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

On March 16, 2012, the Company entered into a $2.0 billion amended and restated credit agreement with a syndicate of lenders consisting primarily of commercial banks (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion revolving credit facility and a $1.0 billion amortizing term loan facility, both due on March 16, 2017. The revolving credit facility and the term loan facility bear interest at an initial rate equal to the London Interbank Offered Rate (LIBOR) plus 225 basis points. The interest rate margin over LIBOR will vary between 175 basis points and 275 basis points depending upon the Company's current consolidated total leverage ratio. Approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the approximate $1.68 billion of outstanding term loans due in May 2014. This transaction was treated primarily as an extinguishment of debt, and a charge of $8.9 million was recorded as Loss on Modification or Extinguishment of Debt in the Company's Consolidated Statements of Operations. The Company's obligations under the Credit Agreement are collateralized by substantially all of the Company's domestic assets.

On December 18, 2012, the Company entered into Amendment No. 1 to the existing Credit Agreement to amend certain restrictions in the Credit Agreement to provide an incremental term loan facility (the "Incremental Term Loan") in the amount of $300.0 million to fund the concurrent share repurchase. The Incremental Term Loan was treated primarily as a modification of debt. As a result, $2.1 million in third party fees were expensed as part of the loss on modification of debt, and the remaining fees paid to creditors of $3.1 million were deferred and will be amortized using the effective interest method over the term of the debt.

In June 2010, the Company purchased $34.9 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2013 at purchase prices ranging from 101.75% to 101.833% of the principal amount of the notes purchased, plus accrued and unpaid interest up to, but not including the date of purchase. On July 15, 2010, the Company announced that it would redeem and prepay approximately $66.8 million in aggregate principal of the 9.5% Senior Subordinated Notes due in 2013 at a redemption price of 101.533%. The redemption occurred on August 16, 2010. On October 29, 2010, the Company redeemed $29.4 million of its Senior Subordinated Notes due 2013 at a redemption price of 101.583%. The retirements were treated as extinguishments of debt and charges of $3.4 million consisting of unamortized deferred financing costs and amounts paid in excess of par are reflected as Loss on Modification or Extinguishment of Debt in the Company’s Consolidated Statements of Operations. In the fourth quarter of 2010, the Company also paid down $115.5 million of its term loans.

During August 2011, the Company prepaid the remaining $73.3 million of its 9.5% Senior Subordinated Notes due 2013. During the second quarter 2011, the Company prepaid $150.0 million of its term loans. These prepayments were treated as extinguishments of debt, and charges of $1.3 million and $0.8 million, respectively, consisting of unamortized finance costs were recorded as Loss on Modification or Extinguishment of Debt in the Company's Consolidated Statements of Operations.

At December 31, 2012, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	Total Commitments	Total Outstanding	Total Available (a)
Revolving Credit Facility	$1,000.0	$325.8	$645.5
International Facilities	46.1	39.8	6.3
Total	$1,046.1	$365.6	$651.8

Note:

(a)
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $28.7 million as of December 31, 2012. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire at various dates through 2013 unless extended.

The Credit Agreement and the indentures governing the 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. As of December 31, 2012, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 6.	STOCK INCENTIVE PLANS

The Company has three active equity compensation plans, but since 2004 the Company’s only plan pursuant to which new grants are made is the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the “2004 Plan”). Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), and the Graphic Packaging Equity Incentive Plan (“EIP”). Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the plans are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

GPC and the Company have not granted any stock options since 2004 and all stock options outstanding as of December 31, 2012 are vested. The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2012 and the option exercise price range per plan. There are no outstanding options under the 2004 Plan, so this plan has been omitted from the table.

Plan	Shares Subject to Options	Weighted Average Exercise Price	Shares Subject to Exercisable Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Contractual Life in Years
2003 LTIP	684,070	$5.96	684,070	$5.96	4.70 to 6.57	0.72
EIP	2,067,093	8.69	2,067,093	8.69	1.56 to 13.74	0.60
Total	2,751,163	$8.01	2,751,163	$8.01	—	0.63

As of December 31, 2012 and 2011, there were 2,751,163 and 5,181,917 exercisable options, respectively.

A summary of option activity during the three years ended December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price
Outstanding — December 31, 2009	6,442,092	$7.28
Exercised	(80,150)	2.30
Canceled	(1,081,675)	6.57
Outstanding — December 31, 2010	5,280,267	$7.50
Exercised	(71,350)	2.12
Canceled	(27,000)	5.69
Outstanding — December 31, 2011	5,181,917	$7.58
Exercised	(300,000)	1.56
Canceled	(2,130,754)	7.88
Outstanding — December 31, 2012	2,751,163	$8.01

During 2012, 2011 and 2010 the intrinsic value of options exercised was $1.1 million, $0.2 million and $0.1 million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

	2012	2011	2010
RSUs — Employees	3,793,045	3,979,591	5,503,250
Weighted-average grant date fair value	$5.44	$5.16	$3.60
Stock Awards — Board of Directors	207,288	198,888	339,612
Weighted-average grant date fair value	$5.21	$5.43	$3.18

A summary of the Company’s unvested RSUs as of December 31, 2012 and changes during the fiscal years ended December 31 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2009	8,705,119	$1.07
Granted	5,503,250	3.60
Released	(76,546)	2.22
Forfeited	(288,339)	2.26
Outstanding — December 31, 2010	13,843,484	$2.05
Granted	3,979,591	5.16
Released	(276,700)	1.75
Forfeited	(787,524)	2.94
Outstanding — December 31, 2011	16,758,851	$2.75
Granted	3,793,045	5.44
Released	(8,024,847)	1.09
Forfeited	(216,762)	4.53
Outstanding — December 31, 2012	12,310,287	$4.63

The initial value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. The unrecognized expense at December 31, 2012 is approximately $21 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2012, 2011 and 2010, $27.8 million, $17.6 million and $12.8 million, respectively, were charged to compensation expense for stock incentive plans.

During 2012, 2011, and 2010, RSUs were vested with fair value of $39.1 million, $1.0 million and $2.7 million, respectively. Approximately two-thirds of each of these amounts were payable in shares of common stock and one-third was payable in cash. The RSUs vested in 2012 were granted primarily during 2009.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company assumed additional defined benefit plans due to the European Acquisitions and DNK Transaction.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2012	2011	2010	2012	2011	2010
Components of Net Periodic Cost:
Service Cost	$18.3	$19.3	$19.0	$1.2	$1.1	$1.1
Interest Cost	51.1	52.2	51.3	2.3	2.5	3.0
Expected Return on Plan Assets	(58.1)	(58.3)	(50.8)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.7	0.5	0.5	(0.2)	(0.2)	(0.2)
Actuarial Loss (Gain)	30.1	13.4	10.1	(1.4)	(1.7)	(1.3)
Curtailment Gain	(0.1)	(0.6)	(0.2)	—	—	(0.3)
Other	0.5	0.1	0.1	(0.1)	—	—
Net Periodic Cost	$42.5	$26.6	$30.0	$1.8	$1.7	$2.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Weighted Average Assumptions:
Discount Rate	4.85%	5.74%	6.10%	4.74%	5.48%	5.93%
Rate of Increase in Future Compensation Levels	2.16%	2.16%	2.19%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	7.90%	7.96%	7.95%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	8.00%	8.50%	8.50%
Ultimate Health Care Cost Trend Rate	—	—	—	5.00%	5.00%	5.00%
Ultimate Year	—	—	—	2018	2018	2017

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,069.8	$929.7	$53.0	$55.6
Service Cost	18.3	19.3	1.2	1.1
Interest Cost	51.1	52.2	2.3	2.5
Actuarial Loss (Gain)	101.8	118.7	3.0	(3.8)
Foreign Currency Exchange	6.7	(1.5)	—	—
Curtailment Gain	(0.2)	(13.5)	—	—
Acquisitions	82.0	6.3	—	—
Benefits Paid	(45.0)	(41.3)	(3.2)	(2.6)
Amendments	4.5	0.3	—	—
Other	(0.1)	(0.4)	0.1	0.2
Benefit Obligation at End of Year	$1,288.9	$1,069.8	$56.4	$53.0

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$754.5	$706.0	$—	$—
Actual Return on Plan Assets	93.9	24.4	—	—
Employer Contributions	55.1	64.5	3.2	2.6
Foreign Currency Exchange	6.2	(1.3)	—	—
Benefits Paid	(45.0)	(41.3)	(3.2)	(2.6)
Acquisitions	57.4	2.8	—	—
Other	(0.8)	(0.6)	—	—
Fair Value of Plan Assets at End of Year	$921.3	$754.5	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(367.6)	$(315.3)	$(56.4)	$(53.0)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension and Postretirement Benefits Liability — Current	$(0.8)	$(0.8)	$(2.5)	$(2.7)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	(366.8)	(314.5)	(53.9)	(50.3)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	356.7	319.5	(4.7)	(9.1)
Prior Service Cost (Credit)	4.3	0.4	(0.8)	(0.9)
Weighted Average Calculations:
Discount Rate	4.20%	4.85%	3.97%	4.74%
Rates of Increase in Future Compensation Levels	2.03%	2.16%	—	—
Initial Health Care Cost Trend Rate	—	—	9.00%	8.00%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	5.00%
Ultimate Year	—	—	2023	2018

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,272.4 million and $1,050.8 million at December 31, 2012 and 2011, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2012 and 2011.

Employer Contributions

The Company made contributions of $55.1 million and $64.5 million to its pension plans during 2012 and 2011, respectively. The Company also made postretirement health care benefit payments of $3.2 million and $2.6 million during 2012 and 2011, respectively. For 2013, the Company expects to make contributions of $40 to $70 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2012 and 2011, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2012	2011
Cash	—%	1.4%	2.0%
Equity Securities	52.0	52.9	52.4
Fixed Income Securities	42.0	38.9	41.0
Other Investments	6.0	6.8	4.6
Total	100.0%	100.0%	100.0%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2012 and 2011:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2012
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$13.2	$3.0	$10.2	$—
Equity Securities:
Domestic (a)	319.1	63.6	255.5	—
Foreign (a)	168.6	76.6	92.0	—
Fixed Income Securities (a)	357.7	217.3	140.4	—
Other Investments:
Real estate (a)	18.7	—	18.7	—
Diversified growth fund (b)	44.0	—	44.0	—
Total	$921.3	$360.5	$560.8	$—

	Fair Value Measurements at December 31, 2011
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$14.8	$0.6	$14.2	$—
Equity Securities:
Domestic (a)	301.7	58.2	243.5	—
Foreign (a)	93.8	43.5	50.3	—
Fixed Income Securities (a)	309.3	120.7	188.6	—
Other Investments:
Real estate (a)	12.0	—	12.0	—
Diversified growth fund (b)	22.9	—	22.9	—
Total	$754.5	$223.0	$531.5	$—

(a) The Level 2 investments are held in pooled funds and fair value is determined by net asset value, based on the underlying investments, as reported on the valuation date.
(b) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five year horizon.

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2012 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.4	$(0.3)
Effect on Year-End Postretirement Benefit Obligation	$5.2	$(4.3)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2022:

In millions	Pension Plans	Postretirement Health Care Benefits
2013	$51.6	$3.0
2014	53.8	3.2
2015	56.7	3.5
2016	60.4	3.9
2017	63.3	4.0
2018— 2022	361.8	22.3

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2013

During 2013, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits
Recognition of Prior Service Cost (Credit)	$0.7	$(0.2)
Recognition of Actuarial Loss (Gain)	38.0	(1.0)

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2012 and 2011 was $8.1 million and $7.4 million, respectively.

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

Upon finalizing its restructuring activities related to the combination with Altivity in the second quarter of 2010, the Company concluded that certain facilities were no longer an essential part of its manufacturing and warehouse footprint and that the facilities would be sold. Accordingly, estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for union employees at certain of these facilities were established. Charges of $21.9 million for estimated multi-employer pension plan withdrawal liabilities were recorded, and are included in Goodwill Impairment, Restructuring and Other Special Charges in the Consolidated Statements of Operations for the twelve months ended December 31, 2010. At December 31, 2012, and December 31, 2011, the Company has $24.2 million and $24.3 million, respectively, recorded in Other Noncurrent Liabilities for these withdrawal liabilities which represents the Company's best estimate of the expected withdrawal liability.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's remaining participation in multi-employer pension plans consists of contributions to three plans under the terms contained in collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans in the following ways:

a.	Assets contributed to the multi-employers plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers.

c.
If a company chooses to stop participating in a multi-employer plan, a company may be required to pay that plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.

The Company recorded charges of $1.0 million during 2011 related to the partial withdrawal from the Paper Industry Union - Pension Fund ("PIUMP"). There were no similar charges recorded for the year ended December 31, 2012. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company's results of operations, financial position, or cash flows.

The Company's participation in these plans for the year ended December 31, 2012, 2011 and 2010 is shown in the table below:

		Pension Protection		FIP/RP	Company Contributions				Expiration Date
Multi-employer	EIN/Pension	Act Zone Status		Status	(in millions)			Surcharge	of Bargaining
Pension Fund	Plan Number	2012	2011	Implemented	2012	2011	2010	Imposed	Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2014
PIUMP	11-6166763/001	Red	Red	Yes	0.5	0.5	0.5	Yes	9/30/2014
Western Conference of Teamsters Pension Trust - Northwest Area	91-6145047/001	Green	Green	No	0.1	0.1	0.1	No	4/30/2011
Total					$0.7	$0.7	$0.7

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan's year-end at December 31, 2011 and December 31, 2010, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2012, 2011 and 2010 were $23.7 million, $22.9 million and $19.5 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8.	INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2012	2011	2010
U.S.	$200.4	$53.8	$29.3
International	(0.1)	(10.5)	7.3
Income before Income Taxes and Equity Income of Unconsolidated Entities	$200.3	$43.3	$36.6

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2012	2011	2010
Current (Expense) Benefit:
U.S.	$(3.4)	$(3.4)	$0.1
International	(3.1)	(5.2)	(6.0)
Total Current	$(6.5)	$(8.6)	$(5.9)

Deferred (Expense) Benefit:
U.S.	(76.0)	238.9	(21.4)
International	—	(0.5)	(0.2)
Total Deferred	$(76.0)	$238.4	$(21.6)
Income Tax (Expense) Benefit	$(82.5)	$229.8	$(27.5)

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities at the federal statutory rate of 35% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2012	Percent	2011	Percent	2010	Percent
Income Tax (Expense) Benefit at U.S. Statutory Rate	$(70.1)	35.0%	$(15.2)	35.0%	$(12.8)	35.0%
U.S. State and Local Tax (Expense) Benefit	(6.3)	3.1	(4.2)	9.8	(0.8)	2.2
Permanent Items:
Goodwill Impairment	—	—	(18.5)	42.7	—	—
Other	(2.1)	1.0	(3.5)	8.1	(0.6)	1.6
Change in Valuation Allowance	(1.8)	0.9	262.8	(606.8)	(11.4)	31.2
International Tax Rate Differences	(0.9)	0.5	(0.3)	0.7	0.4	(1.2)
Foreign Withholding Tax	(0.2)	0.1	(0.6)	1.3	(0.9)	2.5
Undistributed Foreign Earnings	—	—	8.6	(20.0)	—	—
Adjustment to Tax Contingencies	(0.1)	0.1	0.2	(0.5)	0.6	(1.6)
Other	(1.0)	0.5	0.5	(1.0)	(2.0)	5.5
Income Tax (Expense) Benefit	$(82.5)	41.2%	$229.8	(530.7)%	$(27.5)	75.2%

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liabilities as of December 31 were as follows:

In millions	2012	2011
Current Deferred Income Tax Assets:
Compensation Based Accruals	$33.4	$28.6
Current Portion of Net Operating Loss Carryforward	95.5	79.6
Other	13.8	18.6
Valuation Allowance	(2.0)	(1.8)
Net Current Deferred Income Tax Assets	$140.7	$125.0
Noncurrent Deferred Income Tax Assets (Liabilities):
Net Operating Loss Carryforwards	$295.1	$388.2
Postretirement Benefits	157.8	128.5
Tax Credits	12.9	13.3
Other	40.9	68.7
Valuation Allowance	(35.3)	(35.2)
Property, Plant and Equipment	(222.6)	(248.1)
Goodwill	(250.3)	(212.8)
Other Intangibles	(129.3)	(159.5)
Net Noncurrent Deferred Income Tax Liabilities	$(130.8)	$(56.9)
Net Deferred Income Tax Asset	$9.9	$68.1

The Company has total deferred income tax assets, excluding valuation allowance, of $670.0 million and $736.7 million as of December 31, 2012 and 2011, respectively. The Company has total deferred income tax liabilities of $622.8 million and $631.6 million as of December 31, 2012 and 2011, respectively.
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
Although the Company has released its federal and a substantial portion of its state valuation allowance, the Company has reviewed the remaining net deferred income tax assets as of December 31, 2012 and 2011, respectively, and determined that it is more likely than not that some of the deferred income tax assets will not be realized. The valuation allowance of $37.3 million and $37.0 million at December 31, 2012 and 2011, respectively, is maintained on the remaining net deferred income tax assets for which the Company has not determined that realization is more likely than not. Of the total valuation allowance at December 31, 2012, $30.3 million relates to foreign jurisdictions and the remaining $7.0 million relates to certain states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2012, the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred income tax assets related primarily to the Company’s Brazil, Canada, China, France, Germany, and certain U.S. state deferred balances.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2012, 2011, and 2010, respectively:

	December 31,
In millions	2012	2011	2010
Balance Beginning of Period	$37.0	$308.3	$255.5
Charges (Credits)	1.8	(262.8)	11.4
(Deduction) Additions	(1.5)	(8.5)	41.4
Balance at End of Period	$37.3	$37.0	$308.3

The U.S. federal net operating loss carryforwards expire as follows:

In millions
2018	$198.6
2019	193.0
2021	140.8
2022	67.9
2023	117.8
2025	22.3
2026	91.8
2027	10.6
2028	110.7
Total	$953.5

U.S. state net operating loss carryforward amounts total $796.2 million and expire in various years through 2031.

International net operating loss carryforward amounts total $103.8 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $12.9 million, of which approximately $10 million have no expiration date, and the remainder expire starting in 2020.

As of December 31, 2012, the Company has only provided for deferred U.S. income taxes on $5.6 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $9.4 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2012	2011
Balance at January 1,	$0.5	$0.9
Additions for tax positions of prior years	0.3	0.5
Reductions for tax positions of prior years	—	(0.9)
Balance at December 31,	$0.8	$0.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2012, the gross unrecognized tax benefits of $0.8 million, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company did not have a significant accrual for the payment of interest and penalties at December 31, 2012 and 2011.

The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2009 or non-U.S. income tax examinations for years before 2004.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2012, the Company had interest rate swap agreements with a notional amount of $460 million which expire in April 2016 under which the Company will pay fixed rates of 0.80% to 0.82% and receive one-month LIBOR rates.

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

During 2012 and 2011, there were minimal amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2013. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2012 and 2011, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income (Loss), and gains/losses related to these contracts are recognized in Other Income, Net when the anticipated transaction affects income.

At December 31, 2012 and 2011, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2012 and 2011, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2012 and 2011, had notional amounts totaling $63.9 million and $79.8 million, respectively.

No amounts were reclassified to earnings during 2012 and 2011 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2012 and 2011.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2012 and 2011, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2012 and 2011, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2012 and 2011, respectively, had net notional amounts totaling $19.5 million at both dates. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

Net currency exchange (gains) losses included in determining Income from Operations for the years ended December 31, 2012, 2011 and 2010 were $(1.1) million, $4.2 million and $5.5 million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fair Value of Financial Instruments

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
In millions	Location	2012	2011	Location	2012	2011
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$—	Other Accrued Liabilities	$0.2	$1.3

Foreign Currency Contracts	Other Current Assets	0.1	1.3	Other Accrued Liabilities	0.2	0.3
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities and Interest Payable	6.0	8.3

Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	—	0.5	Other Accrued Liabilities	—	—
Total Derivative Contracts		$0.1	$1.8		$6.4	$9.9

As of December 31, 2012, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2012 and 2011 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $2,399.1 million and $2,411.1 million as compared to the carrying amounts of $2,325.5 million and $2,358.5 million as of December 31, 2012 and 2011, respectively. The fair value of the Company's Senior Notes is based on quoted market prices (Level 1 inputs) and the remainder of the Company's Long-Term Debt is based on Level 2 inputs.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2012 and 2011 is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Location in Statement of Operations (Ineffective Portion)
	Twelve Months Ended December 31,			Twelve Months Ended December 31,			Twelve Months Ended December 31,
In millions	2012	2011		2012	2011		2012	2011
Commodity Contracts	$0.8	$5.5	Cost of Sales	$2.4	$4.9	Cost of Sales	$(0.1)	$0.1
Foreign Currency Contracts	(0.9)	1.0	Other Income, Net	(1.2)	1.8	Other Income, Net	—	—
Interest Rate Swap Agreements	7.1	1.5	Interest Expense, Net	$4.8	24.0	Interest Expense, Net	—	—
Total	$7.0	$8.0		$6.0	$30.7		$(0.1)	$0.1

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 is as follows:

In millions		2012	2011
Foreign Currency Contracts	Other (Income) Expense, Net	$0.7	$—

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2012	2011	2010
Balance at January 1	$(4.7)	$(27.4)	$(35.1)
Reclassification to earnings	6.0	30.7	42.0
Current period change in fair value	(7.0)	(8.0)	(34.3)
Balance at December 31	$(5.7)	$(4.7)	$(27.4)

At December 31, 2012, the Company expects to reclassify $2.3 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the components of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2012			2011			2010
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments (Loss) Gain	$(1.0)	$0.4	$(0.6)	$22.7	$(8.7)	$14.0	$7.7	$—	$7.7
Currency Translation Adjustment	0.6	—	0.6	(3.7)	—	(3.7)	5.5	—	5.5
Pension Benefit Plans	(41.4)	14.9	(26.5)	(125.7)	45.4	(80.3)	(4.4)	(1.8)	(6.2)
Postretirement Benefit Plans	(4.4)	1.7	(2.7)	2.0	(0.8)	1.2	(6.5)	—	(6.5)
Other Comprehensive (Loss) Income	$(46.2)	$17.0	$(29.2)	$(104.7)	$35.9	$(68.8)	$2.3	$(1.8)	$0.5

The balances of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
In millions	2012	2011
Accumulated Derivative Instruments Loss	$(14.0)	$(13.4)
Currency Translation Adjustment	(3.0)	(3.6)
Pension Benefit Plans	(301.2)	(274.7)
Postretirement Benefit Plans	6.4	9.1
Postemployment Benefit Plans	0.5	0.5
Accumulated Other Comprehensive Loss	$(311.3)	$(282.1)

NOTE 12.	COMMITMENTS AND CONTINGENCIES
The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal options and some leases contain escalation clauses. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments at December 31, 2012, are as follows:

In millions	Capital Leases	Operating Leases	Total
2013	$2.6	$40.3	$42.9
2014	2.4	33.7	36.1
2015	1.8	25.6	27.4
2016	1.0	18.4	19.4
2017	0.6	15.9	16.5
Thereafter	0.3	28.6	28.9
Total minimum lease payments	8.7	162.5	171.2
Less: amount representing interest	(0.9)	—	(0.9)
Present value of net minimum leases	$7.8	$162.5	$170.3

Total rental expense was approximately $33 million, $36 million, and $37 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2017. At December 31, 2012, total commitments under these contracts were as follows:

In millions
2013	$160.0
2014	91.5
2015	63.6
2016	54.5
2017	20.1
Thereafter	78.4
Total	$468.1

NOTE 13.	ENVIRONMENTAL AND LEGAL MATTERS
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

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historic usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 14. REDEEMABLE NONCONTROLLING INTERESTS

As discussed in Note 4 - Acquisitions, on December 8, 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of DNK, both wholly owned subsidiaries of CVI, and the Company formed a new limited liability company, GFP. After the combination, the Company owns approximately 87% of GFP and consolidates its results of operations. The remaining 13% of GFP is owned by CVI. CVI's noncontrolling interest in GFP is recorded as Redeemable Noncontrolling Interests in the Company's financial statements.
CVI has the right, at certain times, to require the Company to acquire their ownership interests in GFP at fair value. Since it is probable that the noncontrolling interests will become redeemable in the future, based on the passage of time, the noncontrolling interests subject to the put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Capital in Excess of Par Value. The adjustment to the carrying amount will be determined after attribution of comprehensive income of the redeemable noncontrolling interests. The adjustment to the carrying amount will not impact net income or comprehensive income in the Company’s Consolidated Financial Statements and will not impact earnings per share since the shares of the redeemable noncontrolling interests are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable noncontrolling interests is recorded on the Consolidated Balance Sheets cannot be less than the initial amount plus attribution of comprehensive income of the noncontrolling interest. At December 31, 2012, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2011	$14.8
Adjustments related to combination	(2.1)
Net loss attributable to redeemable noncontrolling interests	(2.0)
Other comprehensive income, net of tax	0.1
Change in fair value of redeemable securities	—
Balance at December 31, 2012	$10.8

The calculation of fair value (a Level 3 measurement) of the redeemable noncontrolling interest is determined by using a discounted cash flow analysis based on the Company's forecasts discounted using a weighed average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA.

NOTE 15.	RELATED PARTY TRANSACTIONS
MillerCoors Brewing Company, a joint venture between Molson Coors Brewing Company (formerly known as the Adolph Coors Company) and SABMiller, accounted for approximately $250 million of the Company’s Net Sales for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, MillerCoors Brewing Company (or its predecessors) accounted for approximately $240 million and $250 million, respectively, of the Company’s Net Sales. The Company continues to sell packaging products to MillerCoors Brewing Company. The supply agreement, effective July 1, 2010, with MillerCoors Brewing Company will not expire until April 1, 2016. Mr. Jeffrey H. Coors, a member of the Company’s Board of Directors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989. Together with family members and related trusts, Mr. Coors owns a significant interest in MillerCoors Brewing Company.
During the fourth quarter of 2012, certain shareholders of the Company sold 18.5 million shares of common stock in a secondary public offering at $6.10 per share, as well as an additional 2.8 million shares pursuant to the underwriters' overallotment option. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town” and together with the TPG Entities, the Coors Family Stockholders, and the CD&R Fund, the "Selling Stockholders"). In connection with the offering, the Company also repurchased and retired approximately 49.2 million shares of its common stock from the Selling Stockholders at $6.10 per share. The repurchase of shares from the Selling Stockholders was approved pursuant to the Company's Policy Regarding Related Party Transactions. The beneficial ownership changes of the Selling Stockholders are as follows:

Name of Beneficial Owner	Number of Shares Beneficially Owned Before the Offering	Percent Before the Offering	Shares Beneficially Owned After the Offering and the Share Repurchase	Percent After the Offering and the Share Repurchase
TPG Entities	132,158,875	33.6%	92,858,564	27.0%
Coors Family Stockholders	53,572,014	13.6%	42,770,606	12.4%
CD&R Fund	34,222,500	8.7%	24,045,696	7.0%
Old Town	34,222,500	8.7%	24,045,696	7.0%
On March 23, 2012, the Company completed the disposition of its real property and facility in Golden, Colorado to CoorsTek, Inc. (“CoorsTek”) for $10 million. Under the terms of the transaction, the Company will lease certain space in the facility from CoorsTek for a period of three years. CoorsTek, through family members and related trusts, is affiliated with Jeffrey H. Coors, a member of the Board of Directors of the Company. The Audit Committee of the Board of Directors has approved and ratified the transaction pursuant to the Company's Policy Regarding Related Party Transactions.

During the second quarter of 2011, the Company paid $32.9 million to repurchase and subsequently retire 7,264,922 shares of common stock held by the Coors Trust. Mr. Coors is a member of the board of directors of the trustee of such trust.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16.	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company reports its results in two business segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. As a result of changes in the Company's internal reporting structure, the Company's Labels business is now a part of the paperboard packaging segment. The Company's 2011 and 2010 segment results including certain corporate allocations have been reclassified to be consistent with the current year presentation. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described above in Note 1 — Nature of Business and Summary of Significant Accounting Policies.
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

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2012, 2011 or 2010.

Business segment information is as follows:

	Year Ended December 31,
In millions	2012	2011	2010
NET SALES:
Paperboard Packaging	$3,617.0	$3,580.3	$3,497.2
Flexible Packaging	720.1	626.0	597.8
Total	$4,337.1	$4,206.3	$4,095.0
INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$417.3	$361.3	$321.8
Flexible Packaging (a)	(24.3)	(98.8)	5.7
Corporate (b)	(70.6)	(72.2)	(108.0)
Total	$322.4	$190.3	$219.5
CAPITAL EXPENDITURES:
Paperboard Packaging	$182.8	$150.3	$115.7
Flexible Packaging	16.2	6.2	2.8
Corporate	4.3	3.6	4.3
Total	$203.3	$160.1	$122.8
DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$232.1	$245.8	$254.3
Flexible Packaging	31.9	28.5	29.1
Corporate	2.8	4.1	5.3
Total	$266.8	$278.4	$288.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
In millions	2012	2011
ASSETS AT DECEMBER 31:
Paperboard Packaging	$4,162.8	$4,076.9
Flexible Packaging	377.3	420.7
Corporate (c)	80.7	152.1
Total	$4,620.8	$4,649.7

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2012	2011	2010
NET SALES:
U.S./Canada	$4,096.9	$3,979.8	$3,860.2
Central/South America	76.4	80.7	77.0
Europe	170.6	185.1	168.9
Asia Pacific	170.9	163.2	134.5
Eliminations (d)	(177.7)	(202.5)	(145.6)
Total	$4,337.1	$4,206.3	$4,095.0

In millions	2012	2011
ASSETS AT DECEMBER 31:
U.S./Canada	$3,939.3	$4,167.6
Central/South America	90.7	70.7
Europe	423.2	178.5
Asia Pacific	86.9	80.8
Corporate (c)	80.7	152.1
Total	$4,620.8	$4,649.7

Notes:

a.	2011 results include the $96.3 million goodwill impairment charge.

b.	Primarily consists of unallocated general corporate expenses and costs associated with the combination with Altivity.

c.	Corporate assets are principally cash and equivalents, other current assets, deferred income tax assets, deferred debt issue costs and a portion of property, plant and equipment.

d.	Represents primarily the elimination of intergeographic sales between the Company’s U.S. and Europe, Asia Pacific and Central/South America operations.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2012 and 2011 are shown below.

	2012
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,067.2	$1,111.9	$1,104.7	$1,053.3	$4,337.1
Gross Profit	169.6	196.4	188.9	164.7	719.6
Goodwill Impairment, Restructuring and Other Special Charges	3.5	5.2	3.4	14.3	26.4
Income from Operations	71.0	96.7	91.4	63.3	322.4
Net Income	17.3	41.4	38.9	22.5	120.1
Net Income Attributable to Graphic Packaging Holding Company	17.2	42.4	40.1	22.9	122.6
Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.04	$0.11	$0.10	$0.06	$0.31
Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.04	$0.11	$0.10	$0.06	$0.31

	2011
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,000.6	$1,080.7	$1,073.3	$1,051.7	$4,206.3
Gross Profit	158.2	165.4	154.0	159.9	637.5
Goodwill Impairment, Restructuring and Other Special Charges	—	0.5	96.3	10.7	107.5
Income (Loss) from Operations	68.6	76.3	(17.7)	63.1	190.3
Net Income (Loss)	26.7	32.1	(47.5)	263.9	275.2
Net Income (Loss) Attributable to Graphic Packaging Holding Company	26.7	32.1	(47.5)	265.6	276.9
Income (Loss) Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.08	$0.08	$(0.12)	$0.68	$0.74
Income (Loss) Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.08	$0.08	$(0.12)	$0.67	$0.73

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18.	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2012	2011	2010
Net Income Attributable to Graphic Packaging Holding Company	$122.6	$276.9	$10.7
Weighted Average Shares:
Basic	393.4	376.3	343.8
Dilutive effect of RSUs and stock options	2.8	5.4	3.6
Diluted	396.2	381.7	347.4
Earnings Per Share — Basic	$0.31	$0.74	$0.03
Earnings Per Share — Diluted	$0.31	$0.73	$0.03

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Employee Stock Options	2,346,818	4,692,106	4,904,675

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII debt securities.

These consolidating financial statements reflect GPHC and GPC (collectively “the Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the operations of GFP. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,335.6	$65.2	$1,138.4	$(202.1)	$4,337.1
Cost of Sales	—	2,717.5	49.0	1,053.1	(202.1)	3,617.5
Selling, General and Administrative	—	283.1	7.5	87.5	—	378.1
Other Income, Net	—	(6.4)	(0.2)	(0.7)	—	(7.3)
Goodwill Impairment, Restructuring and Other Special Charges	—	11.0	—	15.4	—	26.4
Income (Loss) from Operations	—	330.4	8.9	(16.9)	—	322.4
Interest Expense, Net	—	(103.4)	—	(7.7)	—	(111.1)
Loss on Modification or Extinguishment of Debt	—	(11.0)	—	—	—	(11.0)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	216.0	8.9	(24.6)	—	200.3
Income Tax (Expense) Benefit	—	(79.4)	(3.4)	0.3	—	(82.5)
Income (Loss) before Equity Income of Unconsolidated Entities	—	136.6	5.5	(24.3)	—	117.8
Equity Income of Unconsolidated Entities	—	—	—	2.3	—	2.3
Equity in Net Earnings of Subsidiaries	120.1	(16.5)	(1.2)	—	(102.4)	—
Net Income (Loss)	120.1	120.1	4.3	(22.0)	(102.4)	120.1
Net Loss Attributable to Noncontrolling Interests	2.5	2.5	—	—	(2.5)	2.5
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$122.6	$122.6	$4.3	$(22.0)	$(104.9)	$122.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$93.4	$93.4	$7.2	$(15.6)	$(85.0)	$93.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,316.8	$63.9	$1,057.6	$(232.0)	$4,206.3
Cost of Sales	—	2,786.2	48.5	966.1	(232.0)	3,568.8
Selling, General and Administrative	—	272.9	6.6	62.9	—	342.4
Other (Income) Expense, Net	—	(1.3)	0.1	(1.5)	—	(2.7)
Goodwill Impairment, Restructuring and Other Special Charges	—	11.2	—	96.3	—	107.5
Income (Loss) from Operations	—	247.8	8.7	(66.2)	—	190.3
Interest Expense, Net	—	(143.0)	—	(1.9)	—	(144.9)
Loss on Modification or Extinguishment of Debt	—	(2.1)	—	—	—	(2.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	102.7	8.7	(68.1)	—	43.3
Income Tax Benefit (Expense)	—	235.5	(0.2)	(5.5)	—	229.8
Income (Loss) before Equity Income of Unconsolidated Entities	—	338.2	8.5	(73.6)	—	273.1
Equity Income of Unconsolidated Entities	—	—	—	2.1	—	2.1
Equity in Net Earnings of Subsidiaries	275.2	(63.0)	2.7	—	(214.9)	—
Net Income (Loss)	275.2	275.2	11.2	(71.5)	(214.9)	275.2
Net Loss Attributable to Noncontrolling Interests	1.7	1.7	—	—	(1.7)	1.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$276.9	$276.9	$11.2	$(71.5)	$(216.6)	$276.9

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$208.1	$208.1	$6.4	$(97.7)	$(116.8)	$208.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,221.3	$54.3	$983.8	$(164.4)	$4,095.0
Cost of Sales	—	2,741.1	40.9	884.2	(164.4)	3,501.8
Selling, General and Administrative	—	251.4	5.7	63.3	—	320.4
Other (Income) Expense, Net	—	(3.2)	(0.2)	1.6	—	(1.8)
Goodwill Impairment, Restructuring and Other Special Charges	—	55.1	—	—	—	55.1
Income from Operations	—	176.9	7.9	34.7	—	219.5
Interest Expense, Net	—	(173.5)	—	(1.0)	—	(174.5)
Loss on Modification or Extinguishment of Debt	—	(8.4)	—	—	—	(8.4)
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	—	(5.0)	7.9	33.7	—	36.6
Income Tax Expense	—	(21.2)	(0.5)	(5.8)	—	(27.5)
(Loss) Income before Equity Income of Unconsolidated Entities	—	(26.2)	7.4	27.9	—	9.1
Equity Income of Unconsolidated Entities	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	10.7	36.9	0.7	—	(48.3)	—
Net Income	$10.7	$10.7	$8.1	$29.5	$(48.3)	$10.7

Comprehensive Income Attributable to Graphic Packaging Holding Company	$11.2	$11.2	$11.0	$34.2	$(56.4)	$11.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$5.9	$—	$45.6	$—	$51.5
Receivables, Net	—	245.0	6.3	210.0	—	461.3
Inventories, Net	—	341.3	4.2	185.7	—	531.2
Deferred Income Tax Assets	—	138.7	—	2.0	—	140.7
Intercompany	38.3	672.5	—	—	(710.8)	—
Other Current Assets	—	12.6	0.1	5.7	—	18.4
Total Current Assets	38.3	1,416.0	10.6	449.0	(710.8)	1,203.1
Property, Plant and Equipment, Net	—	1,421.2	15.4	270.1	(0.1)	1,706.6
Investment in Consolidated Subsidiaries	944.8	2.0	26.6	—	(973.4)	—
Goodwill	—	1,046.6	47.2	71.0	—	1,164.8
Other Assets	—	417.5	18.5	110.3	—	546.3
Total Assets	$983.1	$4,303.3	$118.3	$900.4	$(1,684.3)	$4,620.8

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.3	$—	$17.5	$—	$79.8
Accounts Payable	—	312.4	5.9	135.4	—	453.7
Interest Payable	—	10.1	—	—	—	10.1
Intercompany	—	—	52.5	658.5	(711.0)	—
Other Accrued Liabilities	—	165.7	0.9	42.7	—	209.3
Total Current Liabilities	—	550.5	59.3	854.1	(711.0)	752.9
Long-Term Debt	—	2,212.9	—	40.6	—	2,253.5
Deferred Income Tax Liabilities	—	134.1	—	2.9	—	137.0
Other Noncurrent Liabilities	—	451.9	—	42.4	—	494.3

Redeemable Noncontrolling Interests	10.8	10.8	—	—	(10.8)	10.8

EQUITY
Total Graphic Packaging Holding Company Shareholders' Equity	974.0	944.8	59.0	(39.6)	(964.2)	974.0
Noncontrolling Interests	(1.7)	(1.7)	—	—	1.7	(1.7)
Total Equity	972.3	943.1	59.0	(39.6)	(962.5)	972.3
Total Liabilities and Equity	$983.1	$4,303.3	$118.3	$900.4	$(1,684.3)	$4,620.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$228.9	$—	$42.9	$—	$271.8
Receivables, Net	—	255.4	4.9	141.6	—	401.9
Inventories, Net	—	332.3	4.2	137.7	—	474.2
Deferred Income Tax Assets	—	124.2	—	0.8	—	125.0
Intercompany	30.1	546.1	—	—	(576.2)	—
Other Current Assets	—	30.7	0.1	4.4	—	35.2
Total Current Assets	30.1	1,517.6	9.2	327.4	(576.2)	1,308.1
Property, Plant and Equipment, Net	—	1,434.7	17.1	180.1	(0.2)	1,631.7
Investment in Consolidated Subsidiaries	1,151.4	6.3	25.7	—	(1,183.4)	—
Goodwill	—	1,048.8	47.2	39.7	—	1,135.7
Other Assets	—	439.0	20.1	115.1	—	574.2
Total Assets	$1,181.5	$4,446.4	$119.3	$662.3	$(1,759.8)	$4,649.7

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$19.3	$—	$10.8	$—	$30.1
Accounts Payable	—	288.8	5.3	117.3	—	411.4
Interest Payable	—	23.0	—	—	—	23.0
Intercompany	—	—	63.3	511.7	(575.0)	—
Other Accrued Liabilities	—	148.2	1.6	31.2	—	181.0
Total Current Liabilities	—	479.3	70.2	671.0	(575.0)	645.5
Long-Term Debt	—	2,334.2	—	1.5	—	2,335.7
Deferred Income Tax Liabilities	—	60.3	—	2.7	—	63.0
Other Noncurrent Liabilities	—	407.6	—	16.4	—	424.0

Redeemable Noncontrolling Interests	14.8	14.8	—	—	(14.8)	14.8

EQUITY
Total Graphic Packaging Holding Company Shareholders' Equity	1,167.9	1,151.4	49.1	(29.3)	(1,171.2)	1,167.9
Noncontrolling Interests	(1.2)	(1.2)	—	—	1.2	(1.2)
Total Shareholders’ Equity	1,166.7	1,150.2	49.1	(29.3)	(1,170.0)	1,166.7
Total Liabilities and Equity	$1,181.5	$4,446.4	$119.3	$662.3	$(1,759.8)	$4,649.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$120.1	$120.1	$4.3	$(22.0)	$(102.4)	$120.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	224.8	4.2	37.8	—	266.8
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	7.5	—	—	—	7.5
Amortization of Deferred Debt Issuance Costs	—	6.2	—	—	—	6.2
Deferred Income Taxes	—	76.0	—	—	—	76.0
Amount of Postretirement Expense Less Than Funding	—	(12.0)	—	(2.0)	—	(14.0)
Impairment Charges/Asset Write-Offs	—	5.4	—	0.2	—	5.6
Equity in Net Earnings of Subsidiaries	(120.1)	16.5	1.2	—	102.4	—
Other, Net	—	23.3	—	(5.8)	—	17.5
Changes in Operating Assets and Liabilities	—	(12.6)	(8.4)	3.9	—	(17.1)
Net Cash Provided by Operating Activities	—	455.2	1.3	12.1	—	468.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(171.6)	(1.3)	(30.4)	—	(203.3)
Acquisition of Businesses	—	(118.4)	—	—	—	(118.4)
Cash Acquired Related to Business Acquisitions	—	—	—	13.1	—	13.1
Proceeds for Sales of Assets, Net of Selling Cost	—	18.8	—	—	—	18.8
Other, Net	310.7	(4.2)	—	—	(310.7)	(4.2)
Net Cash Provided by (Used in) Investing Activities	310.7	(275.4)	(1.3)	(17.3)	(310.7)	(294.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(300.0)	—	—	—	—	(300.0)
Proceeds from Issuance or Modification of Debt	—	1,300.0	—	—	—	1,300.0
Payments on Debt	—	(1,703.4)	—	—	—	(1,703.4)
Borrowings under Revolving Credit Facilities	—	1,310.9	—	56.3	—	1,367.2
Payments on Revolving Credit Facilities	—	(985.1)	—	(49.6)	—	(1,034.7)
Debt Issuance Costs	—	(27.7)	—	—		(27.7)
Repurchase of Common Stock related to Share-Based Payments	(10.7)	—	—	—	—	(10.7)
Other, Net	—	(297.5)	—	—	310.7	13.2
Net Cash (Used in) Provided by Financing Activities	(310.7)	(402.8)	—	6.7	310.7	(396.1)

Effect of Exchange Rate Changes on Cash	—	—	—	1.2	—	1.2

Net (Decrease) Increase in Cash and Cash Equivalents	—	(223.0)	—	2.7	—	(220.3)
Cash and Cash Equivalents at Beginning of Period	—	228.9	—	42.9	—	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5.9	$—	$45.6	$—	$51.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$275.2	$275.2	$11.2	$(71.5)	$(214.9)	$275.2
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	250.7	2.7	25.0	—	278.4
Goodwill Impairment Charge	—	—	—	96.3	—	96.3
Amortization of Deferred Debt Issuance Costs	—	7.0	—	—	—	7.0
Deferred Income Taxes	—	(227.2)	(11.7)	0.5	—	(238.4)
Amount of Postretirement Expense Less Than Funding	—	(34.2)	(0.3)	(4.3)	—	(38.8)
Impairment Charges/Asset Write-Offs	—	6.7	—	0.3	—	7.0
Equity in Net Earnings of Subsidiaries	(275.2)	63.0	(2.7)	—	214.9	—
Other, Net	—	20.9	—	1.0	—	21.9
Changes in Operating Assets and Liabilities	—	(1.2)	1.4	(21.0)	—	(20.8)
Net Cash Provided by Operating Activities	—	360.9	0.6	26.3	—	387.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(142.7)	(0.6)	(16.8)	—	(160.1)
Acquisition of Business	—	(51.9)	—	—	—	(51.9)
Proceeds from Sale of Assets, Net of Selling Costs	—	2.3	—	—	—	2.3
Other, Net	(204.8)	(28.0)	—	—	230.7	(2.1)
Net Cash Used in Investing Activities	(204.8)	(220.3)	(0.6)	(16.8)	230.7	(211.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	237.7	—	—	—	—	237.7
Repurchase of Common Stock	(32.9)	—	—	—	—	(32.9)
Payments on Debt	—	(223.3)	—	(25.9)	—	(249.2)
Borrowings under Revolving Credit Facilities	—	30.0	—	62.1	—	92.1
Payments on Revolving Credit Facilities	—	(30.0)	—	(59.6)	—	(89.6)
Other, Net	—	204.5	—	25.9	(230.7)	(0.3)
Net Cash Provided by (Used in) Financing Activities	204.8	(18.8)	—	2.5	(230.7)	(42.2)

Effect of Exchange Rate Changes on Cash	—	—	—	(0.7)	—	(0.7)

Net Increase in Cash and Cash Equivalents	—	121.8	—	11.3	—	133.1
Cash and Cash Equivalents at Beginning of Period	—	107.1	—	31.6	—	138.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$228.9	$—	$42.9	$—	$271.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2010
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$10.7	$10.7	$8.1	$29.5	$(48.3)	$10.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	263.1	2.2	23.4	—	288.7
Amortization of Deferred Debt Issuance Costs	—	8.3	—	—	—	8.3
Deferred Income Taxes	—	21.9	(0.3)	—	—	21.6
Amount of Postretirement Expense Less Than Funding	—	(16.0)	—	(2.2)	—	(18.2)
Impairment Charges/Asset Write-Offs	—	7.6	2.1	4.9	—	14.6
Equity in Net Earnings of Subsidiaries	(10.7)	(36.9)	(0.7)	—	48.3	—
Other, Net	—	9.1	—	—	—	9.1
Changes in Operating Assets and Liabilities	—	54.5	(10.4)	(40.8)	—	3.3
Net Cash Provided by Operating Activities	—	322.3	1.0	14.8	—	338.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(111.9)	(1.0)	(9.9)	—	(122.8)
Other, Net	—	0.1	—	—	—	0.1
Net Cash Used in Investing Activities	—	(111.8)	(1.0)	(9.9)	—	(122.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	29.4	—	1.2	—	30.6
Payments on Debt	—	(246.4)	—	—	—	(246.4)
Borrowings under Revolving Credit Facilities	—	82.4	—	56.4	—	138.8
Payments on Revolving Credit Facilities	—	(82.4)	—	(57.3)	—	(139.7)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(10.9)	—	—	—	(10.9)
Other, Net	—	0.2	—	—	—	0.2
Net Cash (Used in) Provided by Financing Activities	—	(227.7)	—	0.3	—	(227.4)

Effect of Exchange Rate Changes on Cash	—	—	—	0.9	—	0.9

Net (Decrease) Increase in Cash and Cash Equivalents	—	(17.2)	—	6.1	—	(11.1)
Cash and Cash Equivalents at Beginning of Period	—	124.3	—	25.5	—	149.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$107.1	$—	$31.6	$—	$138.7

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying Consolidated Balance Sheets of Graphic Packaging Holding Company as of December 31, 2012 and 2011 and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 7, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of A&R Carton Holding B.V. and Contego Packaging Holdings Limited, which are included in the 2012 consolidated financial statements of Graphic Packaging Holding Company and constituted less than 1% and 5% of total assets and less than 3% and 10% of net assets, respectively, as of December 31, 2012 and constituted less than 1% of revenues and net income, for the year then ended. Our audit of internal control over financial reporting of Graphic Packaging Holding Company also did not include an evaluation of the internal control over financial reporting of these entities.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2012 and 2011 and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2012 of Graphic Packaging Holding Company, and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 7, 2013

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include the internal controls of entities acquired in purchase business combinations on December 31, 2012 which are included in the Company's 2012 consolidated balance sheet.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G.(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G.(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2012.

Exhibit Number	Description
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

10.30*	Form of Service-Based Restricted Stock Unit Award Agreement granted in February, 2012.
10.31*	Form of Performance-Based Restricted Stock Unit Award Agreement granted in February, 2012.
10.32*	Graphic Packaging International, Inc. Management Incentive Plan filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on February 23, 2012 and incorporated herein by reference.
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

10.44*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 23, 2012 and incorporated herein by reference.

10.45
Stock Repurchase Agreement dated as of December 12, 2012 by and among Graphic Packaging Holding Company, TPG Bluegrass IV - AIV 1, L.P., TPG Bluegrass IV - AIV 2, L.P., TPG Bluegrass V - AIV 1, L.P., TPG Bluegrass V - AIV 2, L.P., TPG FOF V - A, L.P., TPG FOF V - B, L.P., Adolph Coors Jr. Trust, Augusta Coors Collbran Trust, Bertha Coors Munroe Trust, Grover C. Coors Trust, Herman F. Coors Trust, Louise Coors Porter Trust, May Kistler Coors Trust, Adolph Coors Foundation, Clayton Dubilier & Rice Fund V Limited Partnership, and Old Town, S.A. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2012 and incorporated herein by reference.

10.46
Amendment No. 1 to Credit Agreement dated as of December 18, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company, Graphic Packaging Corporation, Bank of America, N.A., as administrative agent, and each of the Lenders under the Amended and Restated Credit Agreement dated as of March 16, 2012. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 18, 2012 and incorporated herein by reference.

10.47*
Executive Employment Agreement dated as of July 16, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Allen Ennis. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 17, 2012 and incorporated herein by reference.

10.48
First Amendment to the Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2012 and incorporated herein by reference.

10.49*
Employment Agreement dated as of April 1, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Stephen Scherger. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2012 and incorporated herein by reference.

10.50
$2,000,000,000 Amended and Restated Credit Agreement dated as of March 16, 2012, by and among Graphic Packaging International, Inc., the several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and Alternative Currency Funding Fronting Lender; JPMorgan Chase Bank, N.A., Citibank, N.A., Goldman Sachs Bank USA and SunTrust Bank, as Co-Syndication Agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman Sachs Bank USA and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Running Managers. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2012 and incorporated herein by reference.

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	February 7, 2013

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2013

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2013

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

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Chairman and Director	February 7, 2013

/s/ GEORGE V. BAYLY George V. Bayly	Director	February 7, 2013

/s/ G. ANDREA BOTTA G. Andrea Botta	Director	February 7, 2013

/s/ DAVID D. CAMPBELL David D. Campbell	Director	February 7, 2013

/s/ KEVIN J. CONWAY Kevin J. Conway	Director	February 7, 2013

/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	February 7, 2013

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	February 7, 2013

/s/ MICHAEL G. MACDOUGALL Michael G. MacDougall	Director	February 7, 2013

/s/ DAVID A. PERDUE David A. Perdue	Director	February 7, 2013

/s/ DAVID W. SCHEIBLE David W. Scheible	Director	February 7, 2013

/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	February 7, 2013

/s/ LYNN A. WENTWORTH Lynn A. Wentworth	Director	February 7, 2013