Form 10-Q
period 2013-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2013-04-25
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 001-33988

Graphic Packaging Holding Company

(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1500 Riveredge Parkway, Suite 100
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(770) 240-7200
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

As of April 19, 2013, there were 347,535,183 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, debt reduction, synergies from acquisitions, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2012 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2013	2012
Net Sales	$1,100.5	$1,067.2
Cost of Sales	917.6	897.6
Selling, General and Administrative	99.2	96.3
Other Income, Net	(2.9)	(1.2)
Restructuring and Other Special Charges	1.4	3.5
Income from Operations	85.2	71.0
Interest Expense, Net	(27.2)	(32.1)
Loss on Modification or Extinguishment of Debt	—	(8.9)
Income before Income Taxes and Equity Income of Unconsolidated Entities	58.0	30.0
Income Tax Expense	(23.7)	(13.0)
Income before Equity Income of Unconsolidated Entities	34.3	17.0
Equity Income of Unconsolidated Entities	0.3	0.3
Net Income	34.6	17.3
Net Loss (Income) Attributable to Noncontrolling Interests	0.3	(0.1)
Net Income Attributable to Graphic Packaging Holding Company	$34.9	$17.2

Net Income Per Share Attributable to Graphic Packaging Holding Company— Basic	$0.10	$0.04
Net Income Per Share Attributable to Graphic Packaging Holding Company— Diluted	$0.10	$0.04

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2013	2012
Net Income	$34.6	$17.3
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	2.3	3.0
Currency Translation Adjustment	(15.1)	1.0
Pension Benefit Plans	6.0	4.8
Postretirement Benefit Plans	(0.2)	(0.2)
Total Other Comprehensive (Loss) Income, Net of Tax	(7.0)	8.6
Total Comprehensive Income	27.6	25.9
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	0.3	(0.1)
Comprehensive Income Attributable to Graphic Packaging Holding Company	$27.9	$25.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2013	December 31, 2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$38.8	$51.5
Receivables, Net	497.6	461.3
Inventories, Net	578.9	531.2
Deferred Income Tax Assets	117.7	140.7
Other Current Assets	22.9	18.4
Total Current Assets	1,255.9	1,203.1
Property, Plant and Equipment, Net	1,682.0	1,706.6
Goodwill	1,163.1	1,164.8
Intangible Assets, Net	489.3	499.2
Other Assets	43.4	47.1
Total Assets	$4,633.7	$4,620.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$88.0	$79.8
Accounts Payable	439.2	453.7
Interest Payable	25.6	10.1
Other Accrued Liabilities	161.8	209.3
Total Current Liabilities	714.6	752.9
Long-Term Debt	2,284.5	2,253.5
Deferred Income Tax Liabilities	140.5	137.0
Other Noncurrent Liabilities	483.6	494.3

Redeemable Noncontrolling Interests (Note 8)	10.5	10.8

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 347,520,183 and 344,534,039 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3.5	3.4
Capital in Excess of Par Value	1,913.1	1,915.1
Accumulated Deficit	(598.3)	(633.2)
Accumulated Other Comprehensive Loss	(318.3)	(311.3)
Total Graphic Packaging Holding Company Shareholders’ Equity	1,000.0	974.0
Noncontrolling Interests	—	(1.7)
Total Equity	1,000.0	972.3
Total Liabilities and Equity	$4,633.7	$4,620.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34.6	$17.3
Non-cash Items Included in Net Income:
Depreciation and Amortization	65.4	67.9
Deferred Income Taxes	19.5	10.9
Amount of Postretirement Expense (Less) Greater Than Funding	(0.7)	3.7
Other, Net	5.5	21.6
Changes in Operating Assets and Liabilities	(136.2)	(88.9)
Net Cash (Used in) Provided by Operating Activities	(11.9)	32.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(32.9)	(41.7)
Proceeds from Sale of Assets	—	2.8
Other, Net	(0.8)	(0.7)
Net Cash Used in Investing Activities	(33.7)	(39.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	1,000.0
Payments on Debt	(13.0)	(1,678.4)
Borrowings under Revolving Credit Facilities	409.7	536.3
Payments on Revolving Credit Facilities	(355.5)	(70.3)
Debt Issuance Costs	—	(22.8)
Repurchase of Common Stock related to Share-Based Payments	(10.9)	(9.2)
Other, Net	4.1	8.9
Net Cash Provided by (Used in) Financing Activities	34.4	(235.5)

Effect of Exchange Rate Changes on Cash	(1.5)	1.0

Net Decrease in Cash and Cash Equivalents	(12.7)	(241.6)
Cash and Cash Equivalents at Beginning of Period	51.5	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38.8	$30.2

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2012. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded as known.

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Form 10-K for the year ended December 31, 2012.

Equity Secondary Offering

During March of 2013, certain shareholders of the Company sold 28.0 million shares of common stock in a secondary public offering at $7.00 per share, as well as an additional 4.2 million shares pursuant to the underwriters' overallotment option. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”) (together with the TPG Entities, the Coors Family Stockholders, and the CD&R Fund, the "Selling Stockholders"). The shares outstanding held by the Selling Stockholders decreased from approximately 53% to approximately 44%. TPG Capital BD, LLC, an affiliate of TPG Capital, L.P., was one of the underwriters of the offering.

Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted revised guidance on the Comprehensive Income topic of the Financial Accounting Staandards Board ("FASB") Accounting Standards Codification ("the FASB Codification") which requires an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2013, the Company adopted revised guidance on Balance Sheet topic of the FASB Codification, which clarifies the scope of disclosures about offsetting assets and liabilities. The clarification applies only to derivatives, repurchase agreements and reverse purchase agreements, and to certain securities borrowing and securities lending transactions, and not to ordinary trade receivables and payables. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In March 2013, the FASB issued guidance amending the Foreign Currency Matters topic of the FASB Codification. The amendment requires a parent entity that ceases to have a controlling financial interest in a subsidiary or group of assets that represents a business, within a foreign entity, to release any related cumulative translation adjustment into net income. This guidance will be effective for the Company in the fourth quarter of 2013, to be applied prospectively, and is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2013	2012
Asset Impairment and Other Special Charges	$0.6	$2.5
Charges Associated with Business Combinations	0.8	1.0
Total	$1.4	$3.5

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2013	December 31, 2012
Finished Goods	$293.5	$269.5
Work in Progress	51.7	50.3
Raw Materials	171.4	152.1
Supplies	62.3	59.3
Total	$578.9	$531.2

NOTE 3 — ACQUISITIONS

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

The purchase price of the European Acquisitions has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date and is subject to adjustments in subsequent periods. The European Acquisitions were made to grow the European food and beverage business and optimize the Company's supply chain footprint around customer needs. The Company does not expect goodwill to be deductible for tax purposes. The preliminary purchase price allocation is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In millions
Purchase Price	$118.1
Assumed Debt	36.9
Total Purchase Consideration	$155.0

In millions
Cash and Cash Equivalents	$13.1
Receivables, Net	65.7
Inventories	35.8
Other Current Assets	0.7
Property, Plant and Equipment, Net	70.1
Total Assets Acquired	185.4
Current Liabilities, Excluding Current Portion of Long-Term Debt	49.0
Pension and Postretirement Benefits	24.7
Other Noncurrent Liabilities	1.0
Total Liabilities Assumed	74.7
Net Assets Acquired	110.7
Goodwill	44.3
Total Estimated Fair Value of Net Assets Acquired	$155.0

NOTE 4 — DEBT

On March 16, 2012, the Company entered into a $2.0 billion amended and restated credit agreement with a syndicate of lenders consisting primarily of commercial banks (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion revolving credit facility and a $1.0 billion amortizing term loan facility, both due on March 16, 2017. The interest rate margin over London Interbank Offered Rate (LIBOR) will vary between 175 basis points and 275 basis points depending upon the Company's current consolidated total leverage ratio. The Company's current rate is LIBOR plus 200 basis points. This transaction was treated primarily as an extinguishment of debt, and a charge of $8.9 million was recorded as Loss on Modification or Extinguishment of Debt in the Company's Condensed Consolidated Statements of Operations.

On December 18, 2012, the Company entered into Amendment No. 1 to the existing Credit Agreement to amend certain restrictions in the Credit Agreement and to provide an incremental term loan facility (the "Incremental Term Loan") in the amount of $300 million to fund a concurrent share repurchase. The Incremental Term Loan was treated primarily as a modification of debt. As a result, $2.1 million in third party fees were expensed as part of the loss on modification of debt, and the remaining fees paid to creditors of $3.1 million were deferred and will be amortized using the effective interest method over the term of the debt.

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2012 Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt is composed of the following:

In millions	March 31, 2013	December 31, 2012
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$247.0	$246.8
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	423.3	423.2
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.20% at March 31, 2013) payable through 2017	1,262.5	1,275.0
Senior Secured Revolving Facility with interest payable at floating rates (2.28% at March 31, 2013) payable in 2017	378.5	325.8
Capital Lease Obligations	7.2	7.8
Other	54.0	54.7
	2,372.5	2,333.3
Less: current portion	88.0	79.8
Total	$2,284.5	$2,253.5

At March 31, 2013, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available (a)
Revolving Credit Facility	$1,000.0	$378.5	$594.6
International Facilities	41.4	37.9	3.5
Total	$1,041.4	$416.4	$598.1

(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $26.9 million as of March 31, 2013. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2013 unless extended.

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

As of March 31, 2013, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

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

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All outstanding RSUs vest and become payable in one to three years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets and service requirements that must be met for the shares to vest. Upon vesting, RSUs are payable in shares of common stock. Stock awards granted to non-employee directors are unrestricted on the grant date.

Data concerning RSUs granted in the first three months of 2013 is as follows:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	3,185	$7.31

During the three months ended March 31, 2013 and 2012, $6.8 million and $9.8 million, respectively, were charged to compensation expense for stock incentive plans.

During the three months ended March 31, 2013 and 2012, approximately 3.0 million and 4.9 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2009 and 2010.

During the three months ended March 31, 2013, approximately 0.8 million shares were issued through the exercise of stock options at an average exercise price of $5.78.

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

Currently, the North American defined benefit plans are closed to newly-hired salaried and non-union hourly employees. Effective July 1, 2011, the North American defined benefit plans were frozen for most salaried and non-union hourly employees and replaced with a defined contribution plan. The U.K. and Canada defined benefit plans were frozen effective March 31, 2001 and December 31, 2009, respectively, and replaced with defined contribution plans. The Company assumed additional benefit plans due to the European Acquisitions.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2013	2012	2013	2012
Components of Net Periodic Cost:
Service Cost	$4.0	$4.6	$0.4	$0.3
Interest Cost	13.1	12.7	0.5	0.6
Administrative Expenses	0.2	—	—	—
Expected Return on Plan Assets	(17.0)	(14.5)	—	—
Amortization:
Prior Service Cost	0.2	0.1	—	—
Actuarial Loss (Gain)	9.4	7.5	(0.3)	(0.3)
Net Periodic Cost	$9.9	$10.4	$0.6	$0.6

Employer Contributions

The Company made contributions of $10.7 million and $6.9 million to its pension plans during the first three months of 2013 and 2012, respectively. The Company expects to make contributions of $40 to $70 million for the full year 2013. During 2012, the Company made $55.1 million of contributions to its pension plans.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company made postretirement health care benefit payments of $0.5 million and $0.5 million during the first three months of 2013 and 2012, respectively. The Company estimates its postretirement health care benefit payments for the full year 2013 to be approximately $3 million. During 2012, the Company made postretirement health care benefit payments of $3.2 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At March 31, 2013 and December 31, 2012, the Company had interest rate swap agreements outstanding with a notional amount of $460 million. The swap agreements, under which the Company will pay fixed rates of 0.80% to 0.82% and receive one-month LIBOR rates, expire in April 2016.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first three months of 2013 and 2012, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings. The Company settled contracts outstanding at December 2012 during the first quarter 2013, and currently does not have any outstanding natural gas swap contracts.

During the first three months of 2013 and 2012, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At March 31, 2013, multiple forward exchange contracts existed that expire on various dates through 2013. Those purchased forward exchange contracts outstanding at March 31, 2013 and December 31, 2012, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2013 and December 31, 2012 had notional amounts totaling $47.6 million and $63.9 million, respectively.

No amounts were reclassified to earnings during the first three months of 2013 or during 2012 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At March 31, 2013 and December 31, 2012, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2013 and December 31, 2012, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2013 and December 31, 2012, had net notional amounts totaling $21.2 million and $19.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are level 2 in the fair value hierarchy. Level 2 inputs are defined as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. The Company uses valuation techniques based on discounted cash flow analyses, which reflect the terms of the derivatives and use observable market-based inputs, including forward rates and use market price quotations obtained from independent derivatives brokers, corroborated with information obtained from independent pricing service providers.

As of March 31, 2013, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$—	Other Accrued Liabilities	$—	$0.2
Foreign Currency Contracts	Other Current Assets	2.2	0.1	Other Accrued Liabilities	—	0.2
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities and Interest Payable	5.5	6.0
Total Derivative Contracts		$2.2	$0.1		$5.5	$6.4

The fair values of the Company’s other financial assets and liabilities at March 31, 2013 and December 31, 2012 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $2,437.3 million and $2,399.1 million as compared to the carrying amounts of $2,365.3 million and $2,325.5 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the Company's Senior Notes is based on quoted market prices (Level 1 inputs) and the remainder of the Company's Long-Term Debt is based on Level 2 inputs. Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Effective Portion)	Amount Recognized in Statement of Operations (Ineffective Portion)

	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
In millions	2013	2012		2013	2012		2013	2012
Commodity Contracts	$—	$1.7	Cost of Sales	$0.3	$2.3	Cost of Sales	$—	$—
Foreign Currency Contracts	(2.7)	(0.7)	Other (Income) Expense, Net	(0.5)	0.4	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	0.2	—	Interest Expense, Net	0.7	3.1	Interest Expense, Net	—	—
Total	$(2.5)	$1.0		$0.5	$5.8		$—	$—

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended
		March 31,
In millions		2013	2012
Foreign Currency Contracts	Other Income, Net	$(0.5)	$(0.2)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions
Balance at December 31, 2012	$(5.7)
Reclassification to earnings	0.5
Current period change in fair value	2.5
Balance at March 31, 2013	$(2.7)

At March 31, 2013, the Company expects to reclassify approximately $0.2 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — REDEEMABLE NONCONTROLLING INTERESTS

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

CVI has the right, at certain times, to require the Company to acquire their ownership interests in GFP at fair value based on third-party valuations. Since it is probable that the noncontrolling interests will become redeemable in the future, based on the passage of time, the noncontrolling interests subject to the put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Capital in Excess of Par Value. The adjustment to the carrying amount is determined after attribution of comprehensive income of the redeemable noncontrolling interests. The adjustment to the carrying amount does not impact net income or comprehensive income in the Company’s Condensed Consolidated Financial Statements and does not impact earnings per share since the shares of the redeemable noncontrolling interests are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable noncontrolling interests is recorded on the Condensed Consolidated Balance Sheets cannot be less than the initial amount plus attribution of comprehensive income of the noncontrolling interest. At March 31, 2013, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2012	$10.8
Net loss attributable to redeemable noncontrolling interests	(0.3)
Other comprehensive income, net of tax	—
Change in fair value of redeemable securities	—
Balance at March 31, 2013	$10.5

The calculation of fair value (a Level 3 measurement) of the redeemable noncontrolling interest is determined by using a discounted cash flow analysis based on the Company's forecasts discounted using a weighed average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — INCOME TAXES

During the three months months ended March 31, 2013, the Company recognized Income Tax Expense of $23.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $58.0 million. During the three months ended March 31, 2012, the Company recognized Income Tax Expense of $13.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $30.0 million. The effective tax rate for the three months ended March 31, 2013 and 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $892 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

NOTE 11 — SEGMENT INFORMATION

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in GPHC’s Form 10-K for the year ended December 31, 2012.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2013	2012
NET SALES:
Paperboard Packaging	$936.1	$883.3
Flexible Packaging	164.4	183.9
Total	$1,100.5	$1,067.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$102.7	$88.2
Flexible Packaging	(3.8)	(1.4)
Corporate	(13.7)	(15.8)
Total	$85.2	$71.0

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$58.4	$60.1
Flexible Packaging	6.4	7.2
Corporate	0.6	0.6
Total	$65.4	$67.9

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
In millions, except per share data	2013	2012
Net Income Attributable to Graphic Packaging Holding Company	$34.9	$17.2
Weighted Average Shares:
Basic	348.1	392.5
Dilutive Effect of Stock Awards	2.3	4.0
Diluted	350.4	396.5
Earnings Per Share — Basic	$0.10	$0.04
Earnings Per Share — Diluted	$0.10	$0.04

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2013	2012
Employee Stock Options	1,824,098	4,477,572

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — EQUITY

The following is a summary of the changes in total equity for the three months ended March 31, 2013:

In millions	Graphic Packaging Holding Company Shareholders Equity	Noncontrolling Interests (a)	Total Equity
Balance at December 31, 2012	$974.0	$(1.7)	$972.3
Net Income	34.9	—	34.9
Other Comprehensive Income, Net of Tax	(7.0)	—	(7.0)
Adjustments Related to Acquisition (b)	(1.7)	1.7	—
Compensation Expense Under Share-Based Plans	4.4	—	4.4
Issuance of Common Stock, Net of Stock Received for Tax Withholdings	(4.6)	—	(4.6)
Balance at March 31, 2013	$1,000.0	$—	$1,000.0

(a) Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(b) In February 2013, the Company purchased the remaining 40% interest in the Graphic Hung Hing Packaging (Shanghai) Co., Ltd. joint venture in China.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the three months ended March 31, 2013 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2012	$(14.0)	$(301.2)	$6.4	$0.5	$(3.0)	$(311.3)
Other Comprehensive Income (Loss) before Reclassifications	1.5	—	—	—	(15.1)	(13.6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (b)	0.8	6.0	(0.2)	—	—	6.6
Net Current-period Other Comprehensive Income (Loss)	2.3	6.0	(0.2)	—	(15.1)	(7.0)
Balance at March 31, 2013	$(11.7)	$(295.2)	$6.2	$0.5	$(18.1)	$(318.3)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the three months ended March 31, 2013:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$0.3		Cost of Sales
Foreign Currency Contracts	(0.5)		Other Income, Net
Interest Rate Swap Agreements	0.7		Interest Expense, Net
	0.5		Total before Tax
	0.3		Tax Benefit
	$0.8		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.2	(c)
Actuarial Losses	9.4	(c)
	9.6		Total before Tax
	(3.6)		Tax Expense
	$6.0		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$—	(c)
Actuarial Gains	(0.3)	(c)
	(0.3)		Total before Tax
	0.1		Tax Benefit
	$(0.2)		Net of Tax

Total Reclassifications for the Period	$6.6

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits" ).

NOTE 15 — SUBSEQUENT EVENTS

On April 2, 2013, the Company completed its debt offering of $425 million aggregated principal amount of 4.75% senior notes due 2021in a registered public offering. The Company expects to use the net proceeds of this offering, together with cash on hand, to refinance, through a redemption, all $425 million of the 9.5% senior notes due 2017, at a redemption premium plus accrued and unpaid interest to, June 15, 2013, the redemption date, and to pay fees and expenses incurred in connection with this offering and the redemption.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII's debt securities. These consolidating financial statements reflect GPHC and GPC (collectively the "Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the subsidiaries of GFP. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	Three Months Ended March 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$820.6	$15.3	$318.9	$(54.3)	$1,100.5
Cost of Sales	—	664.8	11.2	295.9	(54.3)	917.6
Selling, General and Administrative	—	70.4	1.8	27.0	—	99.2
Other Income, Net	—	(1.0)	—	(1.9)	—	(2.9)
Restructuring and Other Special Charges	—	0.6	—	0.8	—	1.4
Income (Loss) from Operations	—	85.8	2.3	(2.9)	—	85.2
Interest Expense, Net	—	(24.8)	—	(2.4)	—	(27.2)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	61.0	2.3	(5.3)	—	58.0
Income Tax Expense	—	(20.4)	(0.9)	(2.4)	—	(23.7)
Income (Loss) before Equity Income of Unconsolidated Entities	—	40.6	1.4	(7.7)	—	34.3
Equity Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	34.6	(6.0)	(1.6)	—	(27.0)	—
Net Income (Loss)	34.6	34.6	(0.2)	(7.4)	(27.0)	34.6
Net Loss Attributable to Noncontrolling Interests	0.3	0.3	—	—	(0.3)	0.3
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$34.9	$34.9	$(0.2)	$(7.4)	$(27.3)	$34.9

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$27.9	$27.9	$1.6	$(19.6)	$(9.9)	$27.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$830.1	$17.3	$282.9	$(63.1)	$1,067.2
Cost of Sales	—	687.4	12.6	260.7	(63.1)	897.6
Selling, General and Administrative	—	73.6	1.8	20.9	—	96.3
Other (Income) Expense, Net	—	(1.6)	(0.1)	0.5	—	(1.2)
Restructuring and Other Special Charges	—	3.5	—	—	—	3.5
Income from Operations	—	67.2	3.0	0.8	—	71.0
Interest Expense, Net	—	(30.0)	—	(2.1)	—	(32.1)
Loss on Modification or Extinguishment of Debt	—	(8.9)	—	—	—	(8.9)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	28.3	3.0	(1.3)	—	30.0
Income Tax Expense	—	(11.9)	—	(1.1)	—	(13.0)
Income (Loss) before Equity Income of Unconsolidated Entities	—	16.4	3.0	(2.4)	—	17.0
Equity Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	17.3	0.9	(1.9)	—	(16.3)	—
Net Income (Loss)	17.3	17.3	1.1	(2.1)	(16.3)	17.3
Net Loss Attributable to Noncontrolling Interests	(0.1)	(0.1)	—	—	0.1	(0.1)
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$17.2	$17.2	$1.1	$(2.1)	$(16.2)	$17.2

Comprehensive Income Attributable to Graphic Packaging Holding Company	$25.8	$25.8	$4.4	$7.6	$(37.8)	$25.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$38.8	$—	$38.8
Receivables, Net	—	290.2	6.6	200.8	—	497.6
Inventories, Net	—	360.0	5.6	213.3	—	578.9
Intercompany	37.8	696.1	—	—	(733.9)	—
Deferred Income Tax Assets	—	118.5	—	(0.8)	—	117.7
Other Current Assets	—	16.7	0.1	6.1	—	22.9
Total Current Assets	37.8	1,481.5	12.3	458.2	(733.9)	1,255.9
Property, Plant and Equipment, Net	—	1,405.1	14.8	262.2	(0.1)	1,682.0
Investment in Consolidated Subsidiaries	972.7	(15.1)	27.6	—	(985.2)	—
Goodwill	—	1,046.6	47.2	69.3	—	1,163.1
Other Assets	—	408.2	18.1	106.4	—	532.7
Total Assets	$1,010.5	$4,326.3	$120.0	$896.1	$(1,719.2)	$4,633.7

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$66.1	$—	$21.9	$—	$88.0
Accounts Payable	—	297.6	5.8	135.8	—	439.2
Interest Payable	—	25.6	—	—	—	25.6
Intercompany	—	—	51.2	682.7	(733.9)	—
Other Accrued Liabilities	—	122.6	0.8	38.4	—	161.8
Total Current Liabilities	—	511.9	57.8	878.8	(733.9)	714.6
Long-Term Debt	—	2,249.3	—	35.2	—	2,284.5
Deferred Income Tax Liabilities	—	137.5	—	3.0	—	140.5
Other Noncurrent Liabilities	—	444.4	—	39.2	—	483.6

Redeemable Noncontrolling Interests	10.5	10.5	—	—	(10.5)	10.5

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,000.0	972.7	62.2	(60.1)	(974.8)	1,000.0
Total Equity	1,000.0	972.7	62.2	(60.1)	(974.8)	1,000.0
Total Liabilities and Equity	$1,010.5	$4,326.3	$120.0	$896.1	$(1,719.2)	$4,633.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$5.9	$—	$45.6	$—	$51.5
Receivables, Net	—	245.0	6.3	210.0	—	461.3
Inventories, Net	—	341.3	4.2	185.7	—	531.2
Intercompany	38.3	672.5	—	—	(710.8)	—
Deferred Income Tax Assets	—	138.7	—	2.0	—	140.7
Other Current Assets	—	12.6	0.1	5.7	—	18.4
Total Current Assets	38.3	1,416.0	10.6	449.0	(710.8)	1,203.1
Property, Plant and Equipment, Net	—	1,421.2	15.4	270.1	(0.1)	1,706.6
Investment in Consolidated Subsidiaries	944.8	2.0	26.6	—	(973.4)	—
Goodwill	—	1,046.6	47.2	71.0	—	1,164.8
Other Assets	—	417.5	18.5	110.3	—	546.3
Total Assets	$983.1	$4,303.3	$118.3	$900.4	$(1,684.3)	$4,620.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.3	$—	$17.5	$—	$79.8
Accounts Payable	—	312.4	5.9	135.4	—	453.7
Interest Payable	—	10.1	—	—	—	10.1
Intercompany	—	—	52.5	658.5	(711.0)	—
Other Accrued Liabilities	—	165.7	0.9	42.7	—	209.3
Total Current Liabilities	—	550.5	59.3	854.1	(711.0)	752.9
Long-Term Debt	—	2,212.9	—	40.6	—	2,253.5
Deferred Income Tax Liabilities	—	134.1	—	2.9	—	137.0
Other Noncurrent Liabilities	—	451.9	—	42.4	—	494.3

Redeemable Noncontrolling Interests	10.8	10.8	—	—	(10.8)	10.8

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	974.0	944.8	59.0	(39.6)	(964.2)	974.0
Noncontrolling Interests	(1.7)	(1.7)	—	—	1.7	(1.7)
Total Equity	972.3	943.1	59.0	(39.6)	(962.5)	972.3
Total Liabilities and Equity	$983.1	$4,303.3	$118.3	$900.4	$(1,684.3)	$4,620.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$34.6	$34.6	$(0.2)	$(7.4)	$(27.0)	$34.6
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	53.9	1.0	10.5	—	65.4
Deferred Income Taxes	—	19.5	—	—	—	19.5
Amount of Postretirement Expense (Less) Greater Than Funding	—	1.0	(0.2)	(1.5)	—	(0.7)
Equity in Net Earnings of Subsidiaries	(34.6)	6.0	1.6	—	27.0	—
Other, Net	—	4.1	—	1.4	—	5.5
Changes in Operating Assets and Liabilities	—	(128.3)	(2.2)	(5.7)	—	(136.2)
Net Cash Used in Operating Activities	—	(9.2)	—	(2.7)	—	(11.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(29.5)	—	(3.4)	—	(32.9)
Other, Net	6.2	(0.8)	—	—	(6.2)	(0.8)
Net Cash Provided by (Used in) Investing Activities	6.2	(30.3)	—	(3.4)	(6.2)	(33.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(12.5)	—	(0.5)	—	(13.0)
Borrowings under Revolving Credit Facilities	—	356.4	—	53.3	—	409.7
Payments on Revolving Credit Facilities	—	(303.7)	—	(51.8)	—	(355.5)
Repurchase of Common Stock related to Share-Based Payments	(10.9)	—	—	—	—	(10.9)
Other, Net	4.7	(6.6)	—	(0.2)	6.2	4.1
Net Cash (Used in) Provided by Financing Activities	(6.2)	33.6	—	0.8	6.2	34.4

Effect of Exchange Rate Changes on Cash	—	—	—	(1.5)	—	(1.5)

Net Decrease in Cash and Cash Equivalents	—	(5.9)	—	(6.8)	—	(12.7)
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—	$38.8	$—	$38.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$17.3	$17.3	$1.1	$(2.1)	$(16.3)	$17.3
Non-cash Items Included in Net Income:
Depreciation and Amortization	—	58.5	1.0	8.4	—	67.9
Deferred Income Taxes	—	10.4	—	0.5	—	10.9
Amount of Postretirement Expense Greater (Less) Than Funding	—	4.0	0.1	(0.4)	—	3.7
Equity in Net Earnings of Subsidiaries	(17.3)	(0.9)	1.9	—	16.3	—
Other, Net	—	20.2	—	1.4	—	21.6
Changes in Operating Assets and Liabilities	—	(63.8)	(3.5)	(21.6)	—	(88.9)
Net Cash Provided by (Used in) Operating Activities	—	45.7	0.6	(13.8)	—	32.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(38.4)	(0.6)	(2.7)	—	(41.7)
Proceeds from Sale of Assets	—	2.8	—	—	—	2.8
Other, Net	9.2	(0.7)	—	—	(9.2)	(0.7)
Net Cash Provided by (Used in) Investing Activities	9.2	(36.3)	(0.6)	(2.7)	(9.2)	(39.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	1,000.0	—	—	—	1,000.0
Payments on Debt	—	(1,678.4)	—	—	—	(1,678.4)
Borrowings under Revolving Credit Facilities	—	525.0	—	11.3	—	536.3
Payments on Revolving Credit Facilities	—	(60.0)	—	(10.3)	—	(70.3)
Redemption and Debt Issuance Costs	—	(22.8)	—	—	—	(22.8)
Repurchase of Common Stock related to Share-Based Payments	(9.2)	—	—	—	—	(9.2)
Other, Net	—	(0.3)	—	—	9.2	8.9
Net Cash (Used in) Provided by Financing Activities	(9.2)	(236.5)	—	1.0	9.2	(235.5)

Effect of Exchange Rate Changes on Cash	—	—	—	1.0	—	1.0

Net Decrease in Cash and Cash Equivalents	—	(227.1)	—	(14.5)	—	(241.6)
Cash and Cash Equivalents at Beginning of Period	—	228.9	—	42.9	—	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1.8	$—	$28.4	$—	$30.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢	Overview of Business

➢	Overview of 2013 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Deflation lowered costs in the first three months of 2013 by $0.4 million, compared to the first three months of 2012. The lower costs in 2013 are primarily related to labor and related benefits ($4.2 million); secondary fiber ($2.2 million); resin ($0.9 million); externally purchased board ($0.8 million); and ink and coating ($0.7 million). These lower costs were partially offset by higher wood costs ($2.2 million); other costs ($2.1 million); freight ($2.0 million); other chemicals ($0.8 million); energy costs ($0.7 million), due primarily to the price of natural gas and electricity; and corrugated cases ($0.6 million).

The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.The Company settled contracts outstanding at December 2012 during the first quarter 2013, and currently does not have any outstanding natural gas swap contracts.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first three months of 2013, the Company achieved approximately $16 million in incremental cost savings as compared to the first three months of 2012, through its continuous improvement programs and manufacturing initiatives.

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

Debt Obligations. The Company had $2,372.5 million of outstanding debt obligations as of March 31, 2013. This debt can have consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Credit Agreement and the Indentures also prohibits or restricts, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Company’s ability to comply in future periods with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF 2013 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.

•
Net Sales for the first three months of 2013 increased by $33.3 million, or 3.1%, to $1,100.5 million from $1,067.2 million for the three months ended March 31, 2012 primarily due to higher volume due to the European Acquisitions completed in the fourth quarter of 2012 and new consumer product business. This increase was partially offset by lower volume in flexible packaging due to continued general market softness, lower soft drink sales, lower pricing and unfavorable exchange rates primarily in Japan.

•
Income from Operations for the first three months of 2013 increased to $85.2 million from Income from Operations of $71.0 million for the three months ended March 31, 2012. The change was primarily driven by improved performance due to cost savings through continuous improvement programs and other strategic initiatives, the impact of the European Acquisitions, synergies and deflation in certain raw materials costs. These increases were partially offset by the lower volume and pricing, and the unfavorable foreign exchange rates primarily in Japan.

•
During March 2013, the Company completed a secondary public offering of 28 million shares of its common stock at $7.00 per share as well as an additional 4.2 million shares pursuant to the underwriter's overallotment option. The shares were sold by the Selling Stockholders. The shares outstanding held by the Selling Stockholders decreased from approximately 53% to approximately 44%.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging.

	Three Months Ended
	March 31,
In millions	2013	2012
NET SALES:
Paperboard Packaging	$936.1	$883.3
Flexible Packaging	164.4	183.9
Total	$1,100.5	$1,067.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$102.7	$88.2
Flexible Packaging	(3.8)	(1.4)
Corporate	(13.7)	(15.8)
Total	$85.2	$71.0

FIRST QUARTER 2013 COMPARED WITH FIRST QUARTER 2012

Net Sales

	Three Months Ended March 31,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$936.1	$883.3	$52.8	6.0%
Flexible Packaging	164.4	183.9	(19.5)	(10.6)%
Total	$1,100.5	$1,067.2	$33.3	3.1%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2012	Price	Volume/Mix	Exchange	Total	2013
Paperboard Packaging	$883.3	$(3.6)	$60.3	$(3.9)	$52.8	$936.1
Flexible Packaging	183.9	(1.3)	(18.1)	(0.1)	(19.5)	164.4
Total	$1,067.2	$(4.9)	$42.2	$(4.0)	$33.3	$1,100.5

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended March 31, 2013 increased by $52.8 million, or 6.0%, to $936.1 million from $883.3 million for the same period in 2012 as a result of the European Acquisitions and increased consumer product volume due to new products and increased volume in open market CRB sales. This was partially offset by lower pricing due to deflationary cost pass throughs, lower volume due to general market softness primarily in cereal, away from home and soft drink, and the impact of unfavorable exchange rates primarily in Japan.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended March 31, 2013 decreased by $19.5 million or 10.6%, to $164.4 million from $183.9 million for the same period in 2012 primarily due to lower volume and pricing. The decreases in volume/mix was a result of continued market softness in certain agriculture sectors and industrial sectors. The slightly lower pricing was primarily deflationary costs pass throughs.

Income (Loss) from Operations

	Three Months Ended March 31,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$102.7	$88.2	$14.5	16.4%
Flexible Packaging	(3.8)	(1.4)	(2.4)	N.M (a)
Corporate	(13.7)	(15.8)	2.1	N.M (a)
Total	$85.2	$71.0	$14.2	20.0%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2012	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2013
Paperboard Packaging	$88.2	$(3.6)	$(5.0)	$1.6	$(3.2)	$24.7	$14.5	$102.7
Flexible Packaging	(1.4)	(1.3)	(0.7)	(2.0)	(0.5)	2.1	(2.4)	(3.8)
Corporate	(15.8)	—	—	0.8	(0.1)	1.4	2.1	(13.7)
Total	$71.0	$(4.9)	$(5.7)	$0.4	$(3.8)	$28.2	$14.2	$85.2

(a)	Includes the Company’s cost reduction initiatives and expenses related to integration activities.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended March 31, 2013 increased by $14.5 million, or 16.4%, to $102.7 million from $88.2 million for the same period in 2012 as a result of cost savings through continuous improvement programs and other strategic initiatives, the impact of the European Acquisitions and deflation in certain raw material costs. These increases were partially offset by the lower pricing and unfavorable currency exchange rates, primarily in Japan. The deflation was primarily related to labor and benefits ($3.4 million); lower secondary fiber ($1.9 million); externally purchased board ($0.8 million); other costs ($0.8 million); and ink and coating ($0.6 million). These lower costs were partially offset by higher wood costs ($2.1 million); freight ($1.6 million); energy costs ($0.9 million), mainly natural gas; other chemicals ($0.7 million); and corrugated cases ($0.6 million). Additionally, in prior year the Company incurred a loss due to the sale of a small contract packaging facility and start-up costs related to new and relocated business.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the three months ended March 31, 2013 was $3.8 million compared to Loss from Operations of $1.4 million for the same period in 2012. The current year loss was a result of inflation, the lower pricing and volume. These decreases were partially offset by the improved performance due to synergies and cost savings programs, which were offset by lower production at the Pine Bluff, AR mill and start-up costs at the New Philadelphia, OH converting facility. The inflation was related to externally purchased paper, partially offset by lower labor and benefits.

Corporate

The Company’s Loss from Operations from corporate for the three months ended March 31, 2013 was $13.7 million compared to $15.8 million for the same period in 2012. The change was primarily due to lower labor and benefits. In prior year, the Company also incurred higher outside services cost.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE

Interest Expense, Net

Interest Expense, Net was $27.2 million and $32.1 million for the first three months of 2013 and 2012, respectively. Interest Expense, Net decreased due to lower debt levels and lower average interest rates on the Company’s debt. As of March 31, 2013, approximately 51% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the first three months of 2013, the Company recognized Income Tax Expense of $23.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $58.0 million. The effective tax rate for the three months ended March 31, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. During the three months ended March 31, 2012, the Company recognized Income Tax Expense of $13.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $30.0 million. The Company has approximately $892 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2013	2012
Net Cash (Used in) Provided by Operating Activities	$(11.9)	$32.5
Net Cash Used in Investing Activities	(33.7)	(39.6)
Net Cash Provided by (Used in) Financing Activities	34.4	(235.5)

Net cash used in operating activities for the first three months of 2013 totaled $11.9 million, compared to net cash provided by operating activities of $32.5 million for the same period in 2012. The decrease was due primarily to higher inventory as a result of lower sales, and payment of higher incentive compensation; partially offset by lower interest payments due to the lower average interest rates on the Company’s debt. The Company was able to utilize its net operating loss, and as a result the higher income tax expense had no impact on cash flow. Pension contributions for the first three months of 2013 and 2012 were $10.7 million and $6.9 million, respectively.

Net cash used in investing activities for the first three months of 2013 totaled $33.7 million, compared to $39.6 million for the same period in 2012. The year over year change was due to a decrease in capital spending, primarily for the previously announced biomass boiler project in Macon, GA as the project moves towards completion. In prior year, the Company had proceeds from the sale of assets of $2.8 million.

Net cash provided by financing activities for the first three months of 2013 totaled $34.4 million compared to net cash used in financing activities of $235.5 million for the same period in 2012. Current year activities include primarily net borrowing under revolving credit facilities of $54.2 million and payments on debt of $13.0 million. The Company withheld $10.9 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units. In the prior year, the Company entered into an amended and restated Credit Agreement, and approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the outstanding term loans due in May 2014 which totaled $1.68 billion. The Company incurred approximately approximately $22 million in fees and expenses related to the refinancing activities. Additionally, in prior year the Company withheld $9.2 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units.

On April 2, 2013, the Company completed its debt offering of $425 million aggregated principal amount of 4.75% senior notes due 2021 in a registered public offering. The Company expects to use the net proceeds of this offering, together with cash on hand, to refinance, through a redemption, all $425 million of the 9.5% senior notes due 2017, at a redemption premium plus accrued and unpaid interest to, June 15, 2013, the redemption date, and to pay fees and expenses incurred in connection with this offering and the redemption.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company's 9.5% Senior Notes due 2017 and the 7.875% Senior Notes due 2018 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for and as of the period ended March 31, 2013 are listed below:

Twelve Months Ended
In millions	March 31, 2013
Net Income	$137.4
Income Tax Expense	93.2
Interest Expense, Net	99.9
Depreciation and Amortization including Debt Issuance Costs	270.6
Equity Income of Unconsolidated Entities, Net of Dividends	(0.7)
Other Non-Cash Charges	63.0
Other Non-Recurring/Extraordinary/Unusual Items	42.3
Credit Agreement EBITDA	$705.7

As of
In millions	March 31, 2013
Short-Term Debt	$88.0
Long-Term Debt	2,284.5
Total Debt	$2,372.5
Less Cash and Cash Equivalents	38.8
Consolidated Indebtedness	$2,333.7

Twelve Months Ended
In millions	March 31, 2013
Interest Expense, Net	$106.2
Less Amortization of Financing Costs	6.3
Consolidated Interest Expense	$99.9

At March 31, 2013, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 3.31 to 1.00

At March 31, 2013, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 7.06 to 1.00

As of March 31, 2013, the Company's credit rating was BB+ by Standard & Poor's and Ba2 by Moody's Investor Services. Both Standard & Poor's and Moody's Investors Services' ratings on the Company included a stable outlook.

If inflationary pressures on key inputs continue, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company's profitability, the Company may not be able to maintain its compliance with the financial covenants in its Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenants or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the Indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company's domestic assets.

Capital Investment

The Company’s capital investment in the first three months of 2013 was $32.9 million compared to $41.7 million in the first three months of 2012. During the first three months of 2013, the Company had capital spending of $25.5 million for improving process capabilities, including the biomass boiler project in Macon, GA, $4.7 million for capital spares and $2.7 million for manufacturing packaging machinery.

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

The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s Form 10-K for the year ended December 31, 2012.

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

Total capital investment for 2013 is expected to be between $215 million and $235 million and is expected to relate principally to the Company’s process capability improvements and biomass boiler (approximately $190 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $15 million).

The Company also expects the following in 2013:

•	Depreciation and amortization between $270 million and $290 million.

•	Interest expense of $105 million to $115 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of approximately $250 million.

•	Pension plan contributions of $40 million to $70 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2012. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2013. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2012 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see Note 10 - Environmental and Legal Matters in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	April 25, 2013
Stephen A. Hellrung

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 25, 2013
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 25, 2013
Deborah R. Frank