Form 10-Q
period 2013-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2013-07-25
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

As of July 19, 2013, there were 348,284,060 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2013	2012	2013	2012
Net Sales	$1,139.7	$1,111.9	$2,240.2	$2,179.1
Cost of Sales	951.1	915.5	1,868.7	1,813.1
Selling, General and Administrative	97.0	95.3	196.2	191.6
Other Income, Net	(4.4)	(0.8)	(7.3)	(2.0)
Restructuring and Other Special Charges	8.3	5.2	9.7	8.7
Income from Operations	87.7	96.7	172.9	167.7
Interest Expense, Net	(29.7)	(27.4)	(56.9)	(59.5)
Loss on Modification or Extinguishment of Debt	(25.9)	—	(25.9)	(8.9)
Income before Income Taxes and Equity Income of Unconsolidated Entities	32.1	69.3	90.1	99.3
Income Tax Expense	(11.4)	(28.6)	(35.1)	(41.6)
Income before Equity Income of Unconsolidated Entities	20.7	40.7	55.0	57.7
Equity Income of Unconsolidated Entities	0.4	0.7	0.7	1.0
Net Income	21.1	41.4	55.7	58.7
Net Loss Attributable to Noncontrolling Interests	0.1	1.0	0.4	0.9
Net Income Attributable to Graphic Packaging Holding Company	$21.2	$42.4	$56.1	$59.6

Net Income Per Share Attributable to Graphic Packaging Holding Company— Basic	$0.06	$0.11	$0.16	$0.15
Net Income Per Share Attributable to Graphic Packaging Holding Company— Diluted	$0.06	$0.11	$0.16	$0.15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
Net Income	$21.1	$41.4	$55.7	$58.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	1.3	(1.3)	3.6	1.7
Currency Translation Adjustment	(6.4)	(2.4)	(21.5)	(1.4)
Pension Benefit Plans	6.0	3.9	12.0	8.7
Postretirement Benefit Plans	(0.1)	(0.2)	(0.3)	(0.4)
Total Other Comprehensive Income (Loss), Net of Tax	0.8	—	(6.2)	8.6
Total Comprehensive Income	21.9	41.4	49.5	67.3
Comprehensive Loss Attributable to Noncontrolling Interests	0.1	0.9	0.4	0.8
Comprehensive Income Attributable to Graphic Packaging Holding Company	$22.0	$42.3	$49.9	$68.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2013	December 31, 2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$33.1	$51.5
Receivables, Net	498.7	461.3
Inventories, Net	595.4	532.5
Deferred Income Tax Assets	109.4	140.7
Other Current Assets	20.1	18.4
Total Current Assets	1,256.7	1,204.4
Property, Plant and Equipment, Net	1,701.5	1,731.6
Goodwill	1,130.7	1,131.3
Intangible Assets, Net	485.6	506.4
Other Assets	44.8	47.1
Total Assets	$4,619.3	$4,620.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$87.2	$79.8
Accounts Payable	453.4	453.7
Interest Payable	13.9	10.1
Other Accrued Liabilities	162.3	209.3
Total Current Liabilities	716.8	752.9
Long-Term Debt	2,236.0	2,253.5
Deferred Income Tax Liabilities	143.8	137.0
Other Noncurrent Liabilities	480.3	494.3

Redeemable Noncontrolling Interests (Note 8)	10.4	10.8

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 348,235,917 and 344,534,039 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3.5	3.4
Capital in Excess of Par Value	1,923.1	1,915.1
Accumulated Deficit	(577.1)	(633.2)
Accumulated Other Comprehensive Loss	(317.5)	(311.3)
Total Graphic Packaging Holding Company Shareholders’ Equity	1,032.0	974.0
Noncontrolling Interests	—	(1.7)
Total Equity	1,032.0	972.3
Total Liabilities and Equity	$4,619.3	$4,620.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$55.7	$58.7
Non-cash Items Included in Net Income:
Depreciation and Amortization	133.7	134.8
Deferred Income Taxes	28.0	38.0
Amount of Postretirement Expense Greater Than Funding	6.8	2.3
Other, Net	19.2	35.8
Changes in Operating Assets and Liabilities	(133.5)	(127.1)
Net Cash Provided by Operating Activities	109.9	142.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(84.6)	(80.9)
Proceeds from Sale of Assets, Net of Selling Costs	—	12.9
Other, Net	(1.9)	(1.9)
Net Cash Used in Investing Activities	(86.5)	(69.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	425.0	1,000.0
Retirement of Long-Term Debt	(425.0)	—
Payments on Debt	(29.7)	(1,678.4)
Borrowings under Revolving Credit Facilities	982.9	845.4
Payments on Revolving Credit Facilities	(961.8)	(457.4)
Redemption and Debt Issuance Costs	(27.4)	(22.3)
Repurchase of Common Stock related to Share-Based Payments	(11.0)	(10.5)
Other, Net	8.0	9.3
Net Cash Used in Financing Activities	(39.0)	(313.9)

Effect of Exchange Rate Changes on Cash	(2.8)	0.5

Net Decrease in Cash and Cash Equivalents	(18.4)	(240.8)
Cash and Cash Equivalents at Beginning of Period	51.5	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33.1	$31.0

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2012. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Form 10-K for the year ended December 31, 2012.

Equity Secondary Offerings

During the second quarter of 2013, certain shareholders of the Company sold 15 million shares of common stock in a secondary public offering at $7.73 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts (the “Coors Family Trusts”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”). The shares outstanding held by the selling stockholders in this offering decreased from approximately 44% to approximately 39%.

During the first quarter of 2013, certain shareholders of the Company sold 28 million shares of common stock in a secondary public offering at $7.00 per share, as well as an additional 4.2 million shares pursuant to the underwriters' overallotment option. The shares were sold by the TPG Entities, the Coors Family Trusts, the Adolph Coors Foundation, the CD&R Fund and Old Town. The shares outstanding held by the selling stockholders decreased in this offering from approximately 53% to approximately 44%. TPG Capital BD, LLC, an affiliate of TPG Capital, L.P., was one of the underwriters of the offering.

Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted revised guidance on the Comprehensive Income topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the FASB Codification") which requires an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
Asset Impairment and Other Special Charges	$1.6	$0.3	$2.2	$2.8
Charges Associated with Business Combinations	6.7	4.9	7.5	5.9
Total	$8.3	$5.2	$9.7	$8.7

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2013	December 31, 2012
Finished Goods	$306.7	$270.5
Work in Progress	55.5	50.6
Raw Materials	168.0	152.1
Supplies	65.2	59.3
Total	$595.4	$532.5

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

The purchase price of the European Acquisitions has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date and was subjected to adjustments in the current period. The European Acquisitions were made to grow the European food and beverage business and optimize the Company's supply chain footprint around customer needs. The Company does not expect goodwill to be deductible for tax purposes. The preliminary purchase price allocation is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	118.4	(0.3)	118.1
Assumed Debt	36.9	—	36.9
Total Purchase Consideration	155.3	(0.3)	155.0

In millions
Cash and Cash Equivalents	13.1	—	13.1
Receivables, Net	65.7	—	65.7
Inventories	35.8	1.3	37.1
Other Current Assets	0.9	(0.2)	0.7
Property, Plant and Equipment, Net	70.1	25.1	95.2
Intangible Assets	—	7.2	7.2
Total Assets Acquired	185.6	33.4	219.0
Current Liabilities, Excluding Current Portion of Long-Term Debt	49.0	—	49.0
Pension and Postretirement Benefits	24.7	—	24.7
Other Noncurrent Liabilities	1.0	—	1.0
Total Liabilities Assumed	74.7	—	74.7
Net Assets Acquired	110.9	33.4	144.3
Goodwill	44.4	(33.7)	10.7
Total Estimated Fair Value of Net Assets Acquired	155.3	(0.3)	155.0

The preliminary allocation of the purchase price presented above is subject to further adjustment as the third-party valuations are finalized. As of June 30, 2013, preliminary valuations subject to change relate to fixed and intangible assets and related deferred tax effects.

NOTE 4 — DEBT

On March 16, 2012, the Company entered into a $2.0 billion amended and restated credit agreement with a syndicate of lenders consisting primarily of commercial banks (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion revolving credit facility and a $1.0 billion amortizing term loan facility, both due on March 16, 2017. The interest rate margin over London Interbank Offered Rate (LIBOR) will vary between 175 basis points and 275 basis points depending upon the Company's current consolidated total leverage ratio. The Company's current rate is LIBOR plus 225 basis points. This transaction was treated primarily as an extinguishment of debt, and a charge of $8.9 million was recorded as Loss on Modification or Extinguishment of Debt in the Company's Condensed Consolidated Statements of Operations.

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

On April 2, 2013, the Company completed the issuance and sale of $425 million aggregated principal amount of its 4.75% Senior Notes due 2021. In connection with the new notes, the Company recorded deferred financing cost of approximately $7.2 million.

During June of 2013, the Company redeemed 100% of the $425 million aggregated principal of its 9.5% Senior Notes due in 2017. The bonds were redeemed at a price of 104.75%. The early redemption premium, unamortized issue premium and discount, and unamortized deferred financing costs of $25.9 million are reflected as Loss on Modification or Extinguishment of Debt in the Company's Condensed Consolidated Statement of Operations.

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2012 Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt is composed of the following:

In millions	June 30, 2013	December 31, 2012
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$247.1	$246.8
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	—	423.2
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	—
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.44% at June 30, 2013) payable through 2017	1,246.2	1,275.0
Senior Secured Revolving Facility with interest payable at floating rates (2.78% at June 30, 2013) payable in 2017	348.9	325.8
Capital Lease Obligations	6.7	7.8
Other	49.3	54.7
	2,323.2	2,333.3
Less: Short-Term Debt and Current Portion of Long-Term Debt	87.2	79.8
Total	$2,236.0	$2,253.5

At June 30, 2013, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available (a)
Revolving Credit Facility	$1,000.0	$348.9	$624.1
International Facilities	56.9	34.1	22.8
Total	$1,056.9	$383.0	$646.9

(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $27.0 million as of June 30, 2013. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2014 unless extended.

The Credit Agreement and the indentures governing the 7.875% Senior Notes due 2018 and the 4.75% Senior Notes due 2021 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. The Company's obligations under the Credit Agreement are secured by substantially all of the Company's domestic assets.

As of June 30, 2013, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs granted in the first six months of 2013 is as follows:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	3,198	$7.31
Stock Awards — Board of Directors	104	$7.80

During the six months ended June 30, 2013 and 2012, $11.3 million and $14.1 million, respectively, were charged to compensation expense for stock incentive plans.

During the six months ended June 30, 2013 and 2012, approximately 3.5 million and 5.4 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2009 and 2010.

During the six months ended June 30, 2013 and 2012, approximately 1.4 million shares and 0.3 million shares, respectively, were issued through the exercise of stock options at an average exercise price of $6.49, and $1.56 per share, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2013	2012	2013	2012	2013	2012	2013	2012
Components of Net Periodic Cost:
Service Cost	$4.1	$4.4	$8.1	$9.0	$0.3	$0.4	$0.7	$0.7
Interest Cost	13.2	12.4	26.3	25.1	0.6	0.6	1.1	1.2
Administrative Expenses	0.1	0.1	0.3	0.1	—	—	—	—
Expected Return on Plan Assets	(17.1)	(14.1)	(34.1)	(28.6)	—	—	—	—
Curtailment Gain	—	(0.2)	—	(0.2)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.1	0.4	0.2	(0.1)	(0.1)	(0.1)	(0.1)
Actuarial Loss (Gain)	9.4	7.5	18.8	15.0	(0.2)	(0.3)	(0.5)	(0.6)
Net Periodic Cost	$9.9	$10.2	$19.8	$20.6	$0.6	$0.6	$1.2	$1.2

Employer Contributions

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company made contributions of $13.2 million and $18.5 million to its pension plans during the first six months of 2013 and 2012, respectively. The Company expects to make contributions of $40 to $60 million for the full year 2013. During 2012, the Company made $55.1 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.0 million during the first six months of 2013 and 2012. The Company estimates its postretirement health care benefit payments for the full year 2013 to be approximately $3 million. During 2012, the Company made postretirement health care benefit payments of $3.2 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At June 30, 2013 and December 31, 2012, the Company had interest rate swap agreements outstanding with a notional amount of $560 million and $460 million, respectively. The swap agreements, under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates, expire in April 2016.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first six months of 2013 and 2012, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

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

During the first six months of 2013 and 2012, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other Income, Net when the anticipated transaction affects income.

At June 30, 2013, multiple forward exchange contracts existed that expire on various dates through 2013. Those purchased forward exchange contracts outstanding at June 30, 2013 and December 31, 2012, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2013 and December 31, 2012 had notional amounts totaling $30.5 million and $63.9 million, respectively.

No amounts were reclassified to earnings during the first six months of 2013 or during 2012 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2013 and December 31, 2012, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2013 and December 31, 2012, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2013 and December 31, 2012, had net notional amounts

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

totaling $35.1 million and $19.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

As of June 30, 2013, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$—	Other Accrued Liabilities	$0.8	$0.2
Foreign Currency Contracts	Other Current Assets	1.5	0.1	Other Accrued Liabilities	—	0.2
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities and Interest Payable	2.2	6.0
Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	0.2	—	Other Accrued Liabilities	—	—
Total Derivative Contracts		$1.7	$0.1		$3.0	$6.4

The fair values of the Company’s other financial assets and liabilities at June 30, 2013 and December 31, 2012 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $2,293.6 million and $2,399.1 million as compared to the carrying amounts of $2,297.6 million and $2,325.5 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the Company's Senior Notes is based on quoted market prices (Level 1 inputs) and the remainder of the Company's Long-Term Debt is based on Level 2 inputs. Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of (Gain) Loss Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Effective Portion)	Amount Recognized in Statement of Operations (Ineffective Portion)

	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
In millions	2013	2012		2013	2012		2013	2012
Commodity Contracts	$0.9	$(0.7)	Cost of Sales	$—	$0.7	Cost of Sales	$—	$(0.1)
Foreign Currency Contracts	—	(0.4)	Other (Income) Expense, Net	(0.4)	(0.3)	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	(2.5)	3.8	Interest Expense, Net	0.8	0.3	Interest Expense, Net	—	—
Total	$(1.6)	$2.7		$0.4	$0.7		$—	$(0.1)

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Effective Portion)	Amount Recognized in Statement of Operations (Ineffective Portion)

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
In millions	2013	2012		2013	2012		2013	2012
Commodity Contracts	$0.9	$1.0	Cost of Sales	$0.3	$3.0	Cost of Sales	$—	$(0.1)
Foreign Currency Contracts	(2.7)	(1.1)	Other (Income) Expense, Net	(0.9)	0.1	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	(2.3)	3.8	Interest Expense, Net	1.5	3.4	Interest Expense, Net	—	—
Total	$(4.1)	$3.7		$0.9	$6.5		$—	$(0.1)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
In millions		2013	2012	2013	2012
Foreign Currency Contracts	Other (Income) Expense, Net	$(0.5)	$(0.3)	$(1.0)	$(0.5)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions
Balance at December 31, 2012	$(5.7)
Reclassification to earnings	0.9
Current period change in fair value	4.1
Balance at June 30, 2013	$(0.7)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2013, the Company expects to reclassify approximately $1.2 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

CVI has the right, at certain times, to require the Company to acquire their ownership interests in GFP at fair value based on third-party valuations. Since it is probable that the noncontrolling interests will become redeemable in the future, based on the passage of time, the noncontrolling interests subject to the put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Capital in Excess of Par Value. The adjustment to the carrying amount is determined after attribution of comprehensive income of the redeemable noncontrolling interests. The adjustment to the carrying amount does not impact net income or comprehensive income in the Company’s Condensed Consolidated Financial Statements and does not impact earnings per share since the shares of the redeemable noncontrolling interests are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable noncontrolling interests is recorded on the Condensed Consolidated Balance Sheets cannot be less than the initial amount plus attribution of comprehensive income of the noncontrolling interest. At June 30, 2013, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2012	$10.8
Net loss attributable to redeemable noncontrolling interests	(0.4)
Other comprehensive income, net of tax	—
Change in fair value of redeemable securities	—
Balance at June 30, 2013	$10.4

The calculation of fair value (a Level 3 measurement) of the redeemable noncontrolling interest is determined by using a discounted cash flow analysis based on the Company's forecasts discounted using a weighed average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

NOTE 9 — INCOME TAXES

During the three months and six months ended June 30, 2013, the Company recognized Income Tax Expense of $11.4 million and $35.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $32.1 million and $90.1 million, respectively. The effective tax rate for the six months ended June 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. During the three months and six months ended June 30, 2012, the Company recognized Income Tax Expense of $28.6 million and $41.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $69.3 million and $99.3 million, respectively. The effective tax rate for the six months ended June 30, 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $859 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
NET SALES:
Paperboard Packaging	$972.1	$928.1	$1,908.2	$1,811.4
Flexible Packaging	167.6	183.8	332.0	367.7
Total	$1,139.7	$1,111.9	$2,240.2	$2,179.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$104.4	$121.9	$207.1	$210.1
Flexible Packaging	(1.4)	(7.5)	(5.2)	(8.9)
Corporate	(15.3)	(17.7)	(29.0)	(33.5)
Total	$87.7	$96.7	$172.9	$167.7

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$61.4	$57.0	$119.8	$117.1
Flexible Packaging	6.4	9.3	12.8	16.5
Corporate	0.5	0.6	1.1	1.2
Total	$68.3	$66.9	$133.7	$134.8

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2013	2012	2013	2012
Net Income Attributable to Graphic Packaging Holding Company	$21.2	$42.4	$56.1	$59.6
Weighted Average Shares:
Basic	349.8	396.0	348.9	394.2
Dilutive Effect of Stock Awards	1.7	1.8	2.0	3.0
Diluted	351.5	397.8	350.9	397.2
Earnings Per Share — Basic	$0.06	$0.11	$0.16	$0.15
Earnings Per Share — Diluted	$0.06	$0.11	$0.16	$0.15

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Employee Stock Options	918,505	4,477,572	1,368,800	4,477,572

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — EQUITY

The following is a summary of the changes in total equity for the six months ended June 30, 2013:

In millions	Graphic Packaging Holding Company Shareholders Equity	Noncontrolling Interests (a)	Total Equity
Balance at December 31, 2012	$974.0	$(1.7)	$972.3
Net Income	56.1	—	56.1
Other Comprehensive Income, Net of Tax	(6.2)	—	(6.2)
Adjustments Related to Acquisition (b)	(1.7)	1.7	—
Compensation Expense Under Share-Based Plans	9.8	—	9.8
Balance at June 30, 2013	$1,032.0	$—	$1,032.0

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

(b) In February 2013, the Company purchased the remaining 40% interest in the Graphic Hung Hing Packaging (Shanghai) Co., Ltd. joint venture in China.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the six months ended June 30, 2013 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2012	$(14.0)	$(301.2)	$6.4	$0.5	$(3.0)	$(311.3)
Other Comprehensive Income (Loss) before Reclassifications	3.0	—	—	—	(21.5)	(18.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (b)	0.6	12.0	(0.3)	—	—	12.3
Net Current-period Other Comprehensive Income (Loss)	3.6	12.0	(0.3)	—	(21.5)	(6.2)
Balance at June 30, 2013	$(10.4)	$(289.2)	$6.1	$0.5	$(24.5)	$(317.5)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the six months ended June 30, 2013:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$0.3		Cost of Sales
Foreign Currency Contracts	(0.9)		Other Income, Net
Interest Rate Swap Agreements	1.5		Interest Expense, Net
	0.9		Total before Tax
	(0.3)		Tax Expense
	$0.6		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.3	(c)
Actuarial Losses	18.8	(c)
	19.1		Total before Tax
	(7.1)		Tax Expense
	$12.0		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.5)	(c)
	(0.6)		Total before Tax
	0.3		Tax Benefit
	$(0.3)		Net of Tax

Total Reclassifications for the Period	$12.3

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 15 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$834.8	$17.2	$343.4	$(55.7)	$1,139.7
Cost of Sales	—	677.5	12.8	316.5	(55.7)	951.1
Selling, General and Administrative	—	58.8	2.0	36.2	—	97.0
Other Income, Net	—	(0.7)	—	(3.7)	—	(4.4)
Restructuring and Other Special Charges	—	1.6	—	6.7	—	8.3
Income (Loss) from Operations	—	97.6	2.4	(12.3)	—	87.7
Interest Expense, Net	—	(27.0)	—	(2.7)	—	(29.7)
Loss on Modification or Extinguishment of Debt	—	(25.9)	—	—	—	(25.9)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	44.7	2.4	(15.0)	—	32.1
Income Tax (Expense) Benefit	—	(16.0)	(0.9)	5.5	—	(11.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	28.7	1.5	(9.5)	—	20.7
Equity Income of Unconsolidated Entities	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	21.1	(7.6)	(0.1)	—	(13.4)	—
Net Income (Loss)	21.1	21.1	1.4	(9.1)	(13.4)	21.1
Net Loss Attributable to Noncontrolling Interests	0.1	0.1	—	—	(0.1)	0.1
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$21.2	$21.2	$1.4	$(9.1)	$(13.5)	$21.2

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$22.0	$22.0	$(0.7)	$(21.6)	$0.3	$22.0

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,655.4	$32.5	$662.3	$(110.0)	$2,240.2
Cost of Sales	—	1,342.3	24.0	612.4	(110.0)	1,868.7
Selling, General and Administrative	—	129.2	3.8	63.2	—	196.2
Other Income, Net	—	(1.7)	—	(5.6)	—	(7.3)
Restructuring and Other Special Charges	—	2.2	—	7.5	—	9.7
Income (Loss) from Operations	—	183.4	4.7	(15.2)	—	172.9
Interest Expense, Net	—	(51.8)	—	(5.1)	—	(56.9)
Loss on Modification or Extinguishment of Debt	—	(25.9)	—	—	—	(25.9)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	105.7	4.7	(20.3)	—	90.1
Income Tax (Expense) Benefit	—	(36.4)	(1.8)	3.1	—	(35.1)
Income (Loss) before Equity Income of Unconsolidated Entities	—	69.3	2.9	(17.2)	—	55.0
Equity Income of Unconsolidated Entities	—	—	—	0.7	—	0.7
Equity in Net Earnings of Subsidiaries	55.7	(13.6)	(1.7)	—	(40.4)	—
Net Income (Loss)	55.7	55.7	1.2	(16.5)	(40.4)	55.7
Net Loss Attributable to Noncontrolling Interests	0.4	0.4	—	—	(0.4)	0.4
Net Income (Loss) Attributable to Graphic Packaging Holding Company	56.1	56.1	1.2	(16.5)	(40.8)	56.1

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$49.9	$49.9	$0.9	$(41.2)	$(9.6)	$49.9

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$0.1	$—	$33.0	$—	$33.1
Receivables, Net	—	286.6	7.3	204.8	—	498.7
Inventories, Net	—	370.4	5.4	219.6	—	595.4
Intercompany	47.0	684.3	—	—	(731.3)	—
Deferred Income Tax Assets	—	109.1	—	0.3	—	109.4
Other Current Assets	—	14.1	—	6.0	—	20.1
Total Current Assets	47.0	1,464.6	12.7	463.7	(731.3)	1,256.7
Property, Plant and Equipment, Net	—	1,407.3	14.4	279.9	(0.1)	1,701.5
Investment in Consolidated Subsidiaries	994.7	—	24.7	—	(1,019.4)	—
Goodwill	—	1,046.4	47.2	37.1	—	1,130.7
Other Assets	—	402.1	17.7	110.6	—	530.4
Total Assets	$1,041.7	$4,320.4	$116.7	$891.3	$(1,750.8)	$4,619.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$66.2	$—	$21.0	$—	$87.2
Accounts Payable	—	321.1	5.4	126.9	—	453.4
Interest Payable	—	13.8	—	0.1	—	13.9
Intercompany	—	—	48.8	730.6	(779.4)	—
Other Accrued Liabilities	—	125.0	0.9	36.4	—	162.3
Total Current Liabilities	—	526.1	55.1	915.0	(779.4)	716.8
Long-Term Debt	—	2,205.0	—	31.0	—	2,236.0
Deferred Income Tax Liabilities	—	140.9	—	2.9	—	143.8
Other Noncurrent Liabilities	—	443.3	—	37.0	—	480.3

Redeemable Noncontrolling Interests	10.4	10.4	—	—	(10.4)	10.4

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,031.3	994.7	61.6	(94.6)	(961.0)	1,032.0
Total Equity	1,031.3	994.7	61.6	(94.6)	(961.0)	1,032.0
Total Liabilities and Equity	$1,041.7	$4,320.4	$116.7	$891.3	$(1,750.8)	$4,619.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$5.9	$—	$45.6	$—	$51.5
Receivables, Net	—	245.0	6.3	210.0	—	461.3
Inventories, Net	—	341.3	4.2	187.0	—	532.5
Intercompany	38.3	672.5	—	—	(710.8)	—
Deferred Income Tax Assets	—	138.7	—	2.0	—	140.7
Other Current Assets	—	12.6	0.1	5.7	—	18.4
Total Current Assets	38.3	1,416.0	10.6	450.3	(710.8)	1,204.4
Property, Plant and Equipment, Net	—	1,421.2	15.4	295.1	(0.1)	1,731.6
Investment in Consolidated Subsidiaries	944.8	2.0	26.6	—	(973.4)	—
Goodwill	—	1,046.6	47.2	37.5	—	1,131.3
Other Assets	—	417.5	18.5	117.5	—	553.5
Total Assets	$983.1	$4,303.3	$118.3	$900.4	$(1,684.3)	$4,620.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.3	$—	$17.5	$—	$79.8
Accounts Payable	—	312.4	5.9	135.4	—	453.7
Interest Payable	—	10.1	—	—	—	10.1
Intercompany	—	—	52.5	658.5	(711.0)	—
Other Accrued Liabilities	—	165.7	0.9	42.7	—	209.3
Total Current Liabilities	—	550.5	59.3	854.1	(711.0)	752.9
Long-Term Debt	—	2,212.9	—	40.6	—	2,253.5
Deferred Income Tax Liabilities	—	134.1	—	2.9	—	137.0
Other Noncurrent Liabilities	—	451.9	—	42.4	—	494.3

Redeemable Noncontrolling Interests	10.8	10.8	—	—	(10.8)	10.8

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	974.0	944.8	59.0	(39.6)	(964.2)	974.0
Noncontrolling Interests	(1.7)	(1.7)	—	—	1.7	(1.7)
Total Equity	972.3	943.1	59.0	(39.6)	(962.5)	972.3
Total Liabilities and Equity	$983.1	$4,303.3	$118.3	$900.4	$(1,684.3)	$4,620.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$55.7	$55.7	$1.2	$(16.5)	$(40.4)	$55.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	109.3	2.0	22.4	—	133.7
Deferred Income Taxes	—	28.0	—	—	—	28.0
Amount of Postretirement Expense (Less) Greater Than Funding	—	10.4	—	(3.6)	—	6.8
Equity in Net Earnings of Subsidiaries	(55.7)	13.6	1.7	—	40.4	—
Other, Net	—	18.2	—	1.0	—	19.2
Changes in Operating Assets and Liabilities	—	(127.5)	(4.9)	(1.1)	—	(133.5)
Net Cash Provided by Operating Activities	—	107.7	—	2.2	—	109.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(76.0)	—	(8.6)	—	(84.6)
Other, Net	1.9	(1.9)	—	—	(1.9)	(1.9)
Net Cash Provided by (Used in) Investing Activities	1.9	(77.9)	—	(8.6)	(1.9)	(86.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	425.0	—	—	—	425.0
Retirement of Long-Term Debt	—	(425.0)	—	—	—	(425.0)
Payments on Debt	—	(28.7)	—	(1.0)	—	(29.7)
Borrowings under Revolving Credit Facilities	—	878.1	—	104.8	—	982.9
Payments on Revolving Credit Facilities	—	(855.0)	—	(106.8)	—	(961.8)
Redemption and Debt Issuance Costs	—	(27.4)	—	—	—	(27.4)
Repurchase of Common Stock related to Share-Based Payments	(11.0)	—	—	—	—	(11.0)
Other, Net	9.1	(2.6)	—	(0.4)	1.9	8.0
Net Cash Used in Financing Activities	(1.9)	(35.6)	—	(3.4)	1.9	(39.0)

Effect of Exchange Rate Changes on Cash	—	—	—	(2.8)	—	(2.8)

Net Decrease in Cash and Cash Equivalents	—	(5.8)	—	(12.6)	—	(18.4)
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.1	$—	$33.0	$—	$33.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$58.7	$58.7	$2.1	$(6.1)	$(54.7)	$58.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	113.8	2.0	19.0	—	134.8
Deferred Income Taxes	—	37.5	—	0.5	—	38.0
Amount of Postretirement Expense Greater (Less) Than Funding	—	3.0	0.2	(0.9)	—	2.3
Equity in Net Earnings of Subsidiaries	(58.7)	2.2	1.8	—	54.7	—
Other, Net	—	35.0	—	0.8	—	35.8
Changes in Operating Assets and Liabilities	—	(103.4)	(5.9)	(17.8)	—	(127.1)
Net Cash Provided by (Used in) Operating Activities	—	146.8	0.2	(4.5)	—	142.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(69.1)	(0.2)	(11.6)	—	(80.9)
Proceeds from Sale of Assets	—	12.9	—	—	—	12.9
Other, Net	—	(1.9)	—	—	—	(1.9)
Net Cash Used in Investing Activities	—	(58.1)	(0.2)	(11.6)	—	(69.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	1,000.0	—	—	—	1,000.0
Payments on Debt	—	(1,678.4)	—	—	—	(1,678.4)
Borrowings under Revolving Credit Facilities	—	819.2	—	26.2	—	845.4
Payments on Revolving Credit Facilities	—	(434.5)	—	(22.9)	—	(457.4)
Redemption and Debt Issuance Costs	—	(22.3)	—	—	—	(22.3)
Repurchase of Common Stock related to Share-Based Payments	(10.5)	—	—	—	—	(10.5)
Other, Net	10.5	(1.2)	—	—	—	9.3
Net Cash (Used in) Provided by Financing Activities	—	(317.2)	—	3.3	—	(313.9)

Effect of Exchange Rate Changes on Cash	—	—	—	0.5	—	0.5

Net Decrease in Cash and Cash Equivalents	—	(228.5)	—	(12.3)	—	(240.8)
Cash and Cash Equivalents at Beginning of Period	—	228.9	—	42.9	—	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.4	$—	$30.6	$—	$31.0

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first six months of 2013 by $16.8 million, compared to the first six months of 2012. The higher costs in 2013 are related to energy costs ($7.8 million) primarily due to the price of natural gas; wood costs ($4.4 million); other costs ($3.0 million); labor and related benefits ($2.5 million); freight ($2.5 million); other chemicals ($1.9 million) and corrugated cases ($1.4 million). These higher costs were partially offset by lower secondary fiber ($3.4 million); ink and coating ($1.7 million); resin ($0.8 million) and externally purchased board ($0.8 million).

The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2013. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first six months of 2013, the Company achieved approximately $33 million in incremental cost savings as compared to the first six months of 2012, through its continuous improvement programs and manufacturing initiatives.

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

Debt Obligations. The Company had $2,323.2 million of outstanding debt obligations as of June 30, 2013. This debt can have consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Credit Agreement and the Indentures also prohibits or restricts, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Company’s ability to comply in future periods with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

•
Net Sales for the three months ended June 30, 2013 increased by $27.8 million, or 2.5%, to $1,139.7 million from $1,111.9 million for the three months ended June 30, 2012 primarily due to higher volume due to the European Acquisitions completed in the fourth quarter of 2012 and new consumer product business. This increase was partially offset by lower volume in flexible packaging due to continued general market softness and the internalization of paper, lower global beverage sales, lower pricing and unfavorable exchange rates primarily in Japan.

•
Income from Operations for the three months ended June 30, 2013 decreased to $87.7 million from Income from Operations of $96.7 million for the three months ended June 30, 2012. The change was primarily driven by the lower pricing and higher inflation primarily for energy and labor and benefits. These decreases were partially offset by improved performance due to cost savings through continuous improvement programs and other strategic initiatives, the impact of the European Acquisitions and synergies.

•
During the second quarter of 2013, certain shareholders of the Company sold 15 million shares of common stock in a secondary public offering at $7.73 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts (the “Coors Family Trusts”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”). The shares outstanding held by the selling stockholders in this offering decreased from approximately 44% to approximately 39%.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
NET SALES:
Paperboard Packaging	$972.1	$928.1	$1,908.2	$1,811.4
Flexible Packaging	167.6	183.8	332.0	367.7
Total	$1,139.7	$1,111.9	$2,240.2	$2,179.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$104.4	$121.9	$207.1	$210.1
Flexible Packaging	(1.4)	(7.5)	(5.2)	(8.9)
Corporate	(15.3)	(17.7)	(29.0)	(33.5)
Total	$87.7	$96.7	$172.9	$167.7

SECOND QUARTER 2013 COMPARED WITH SECOND QUARTER 2012

Net Sales

	Three Months Ended June 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$972.1	$928.1	$44.0	4.7%
Flexible Packaging	167.6	183.8	(16.2)	(8.8)%
Total	$1,139.7	$1,111.9	$27.8	2.5%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2012	Price	Volume/Mix	Exchange	Total	2013
Paperboard Packaging	$928.1	$(15.1)	$64.3	$(5.2)	$44.0	$972.1
Flexible Packaging	183.8	(0.6)	(15.4)	(0.2)	(16.2)	167.6
Total	$1,111.9	$(15.7)	$48.9	$(5.4)	$27.8	$1,139.7

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended June 30, 2013 increased by $44.0 million, or 4.7%, to $972.1 million from $928.1 million for the same period in 2012 as a result of the European Acquisitions, new consumer product business and open market sales. This was partially offset by lower volume due to general market softness in global beverage, cereal and frozen food businesses, lower pricing due to deflationary cost pass throughs and the impact of unfavorable exchange rates primarily in Japan.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended June 30, 2013 decreased by $16.2 million or 8.8%, to $167.6 million from $183.8 million for the same period in 2012 primarily due to lower volume and pricing. The decreases in volume/mix was primarily a result of internalization as more paper was consumed internally. In addition, continued market softness in certain agriculture sectors and industrial sectors contributed to reduced volume. The slightly lower pricing was primarily due to deflationary cost pass throughs.

Income (Loss) from Operations

	Three Months Ended June 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$104.4	$121.9	$(17.5)	(14.4)%
Flexible Packaging	(1.4)	(7.5)	6.1	N.M (a)
Corporate	(15.3)	(17.7)	2.4	N.M (a)
Total	$87.7	$96.7	$(9.0)	(9.3)%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2012	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2013
Paperboard Packaging	$121.9	$(15.1)	$(2.2)	$(11.3)	$(0.3)	$11.4	$(17.5)	$104.4
Flexible Packaging	(7.5)	(0.6)	0.6	(5.6)	0.1	11.6	6.1	(1.4)
Corporate	(17.7)	—	—	(0.3)	0.7	2.0	2.4	(15.3)
Total	$96.7	$(15.7)	$(1.6)	$(17.2)	$0.5	$25.0	$(9.0)	$87.7

(a)	Includes the Company’s cost reduction initiatives and expenses related to integration activities.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended June 30, 2013 decreased by $17.5 million, or 14.4%, to $104.4 million from $121.9 million for the same period in 2012 as a result of the lower pricing, inflation in certain commodities, integration related expenses, and unfavorable currency exchange rates, primarily in Japan. These decreases were partially offset by cost savings through continuous improvement programs and other strategic initiatives and the volume from the European Acquisitions. The inflation was primarily related to higher energy costs ($6.6 million); labor and benefits ($4.5 million); wood ($2.2 million); chemicals ($1.1 million); corrugated cases ($0.8 million) and freight ($0.5 million). These higher costs were partially offset by other costs ($1.7 million); lower secondary fiber ($1.4 million); inks & coatings ($0.9 million) external board ($0.3 million) and resin ($0.1 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the three months ended June 30, 2013 was $1.4 million compared to Loss from Operations of $7.5 million for the same period in 2012 as a result of improved performance due to synergies and cost savings programs. Additionally, in the prior year there were one time charges to achieve synergies. The improvements were partially offset by inflation, the lower pricing and higher production costs at the New Philadelphia, OH converting facility. The inflation was related to labor and benefits, externally purchased paper and energy.

Corporate

The Company’s Loss from Operations from corporate for the three months ended June 30, 2013 was $15.3 million compared to $17.7 million for the same period in 2012 as a result of lower incentive compensation and other corporate costs including outside consulting, partially offset by costs related to the secondary offering.

FIRST SIX MONTHS 2013 COMPARED WITH FIRST SIX MONTHS 2012

Net Sales

	Six Months Ended June 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$1,908.2	$1,811.4	$96.8	5.3%
Flexible Packaging	332.0	367.7	(35.7)	(9.7)%
Total	$2,240.2	$2,179.1	$61.1	2.8%

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2012	Price	Volume/Mix	Exchange	Total	2013
Paperboard Packaging	$1,811.4	$(18.7)	$124.6	$(9.1)	$96.8	$1,908.2
Flexible Packaging	367.7	(1.9)	(33.5)	(0.3)	(35.7)	332.0
Total	$2,179.1	$(20.6)	$91.1	$(9.4)	$61.1	$2,240.2

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the first six months of 2013 increased by $96.8 million, or 5.3%, to $1,908.2 million from $1,811.4 million for the same period in 2012 as a result of the European Acquisitions and new consumer product introductions. These increases were partially offset by lower volume due to general market softness in global beverage and cereal, lower pricing due to deflationary cost pass throughs and the impact of unfavorable exchange rates primarily in Japan.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the first six months of 2013 decreased by $35.7 million, or 9.7%, to $332.0 million from $367.7 million for the same period in 2012 primarily as a result of higher internalization of board. In addition, there was lower organic volume/mix due to market softness in certain agriculture sectors, construction and other industrial sectors.

Income (Loss) from Operations

	Six Months Ended June 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$207.1	$210.1	$(3.0)	(1.4)%
Flexible Packaging	(5.2)	(8.9)	3.7	N.M. (a)
Corporate	(29.0)	(33.5)	4.5	N.M. (a)
Total	$172.9	$167.7	$5.2	3.1%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2012	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2013
Paperboard Packaging	$210.1	$(18.7)	$(7.2)	$(9.7)	$(3.5)	$36.1	$(3.0)	$207.1
Flexible Packaging	(8.9)	(1.9)	(0.1)	(7.6)	(0.4)	13.7	3.7	(5.2)
Corporate	(33.5)	—	—	0.5	0.6	3.4	4.5	(29.0)
Total	$167.7	$(20.6)	$(7.3)	$(16.8)	$(3.3)	$53.2	$5.2	$172.9

Note:

(a)	Includes the Company’s cost reduction initiatives and expenses related to integration activities.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the first six months of 2013 decreased by $3.0 million, or 1.4%, to $207.1 million from $210.1 million for the same period in 2012 as a result of the lower pricing due to deflationary cost pass throughs, higher inflation, integration related expenses, and unfavorable currency exchange rates. These decreases were partially offset by the European Aquisition. The inflation was primarily related to higher energy costs ($7.5 million), mainly due to the price of natural gas; wood ($4.3 million); freight ($2.1 million); chemical-based input ($1.8 million); corrugated cases ($1.4 million) and labor and benefits ($0.9 million). These higher costs were partially offset by lower secondary fiber ($3.3 million); other costs ($2.2 million); lower inks & coatings ($1.5 million); externally purchased board ($1.1 million) and resin ($0.2 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the first six months of 2013 was $5.2 million, compared to Loss from Operations of $8.9 million for the same period in 2012. The current year loss was due to inflation and the lower pricing. These decreases were offset by improved performance due to synergies, cost saving programs and lower one-time costs, which were offset by lower production at the Pine Bluff, AR mill and higher production costs at the New Philadelphia, OH converting facility. The inflation was related to externally purchased paper ($4.6 million); labor and benefits ($1.9 million); other inflation ($1.0 million); freight ($0.4 million) and energy ($0.3 million). These higher costs were partially offset by lower chemical-based inputs, primarily resin ($0.4 million) and inks and coatings ($0.2 million).

Corporate

The Company’s Loss from Operations from corporate for the six months of 2013 was $29.0 million compared to $33.5 million for the same period in 2012. The change was primarily due to lower incentive compensation, outside consulting and other general corporate costs and the favorable impact of the foreign exchange rates from the Company's derivative instruments partially offset by expenses related to the secondary offering.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE

Interest Expense, Net

Interest Expense, Net was $56.9 million and $59.5 million for the first six months of 2013 and 2012, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt. As of June 30, 2013, approximately 47% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months and six months ended June 30, 2013, the Company recognized Income Tax Expense of $11.4 million and $35.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $32.1 million and $90.1 million, respectively. The effective tax rate for the six months ended June 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. During the three months and six months ended June 30, 2012, the Company recognized Income Tax Expense of $28.6 million and $41.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $69.3 million and $99.3 million, respectively. The effective tax rate for the six months ended June 30, 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $859 million of Net Operating Losses ("NOLs") for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2013	2012
Net Cash Provided by Operating Activities	$109.9	$142.5
Net Cash Used in Investing Activities	(86.5)	(69.9)
Net Cash Used in Financing Activities	(39.0)	(313.9)

Net cash provided by operating activities for the first six months of 2013 totaled $109.9 million, compared to $142.5 million for the same period in 2012. The decrease was due primarily to higher inventory as a result of lower sales and payment of higher incentive compensation; partially offset by lower interest payments due to the lower average interest rates on the Company’s debt. Pension contributions for the first six months of 2013 and 2012 were $13.2 million and $18.5 million, respectively.

Net cash used in investing activities for the first six months of 2013 totaled $86.5 million, compared to $69.9 million for the same period in 2012. The year over year change was primarily due to due a slight increase in capital spending, primarily for improving process capabilities. In the prior year, the Company had proceeds from the sale of assets of $12.9 million.

Net cash used in financing activities for the first six months of 2013 totaled $39.0 million, compared to $313.9 million for the same period in 2012. Current year activities include primarily net borrowing under revolving credit facilities of $21.1 million and payments on debt of $29.7 million. The Company completed its debt offering of $425 million aggregated principal amount of 4.75% senior notes due 2021 in a registered public offering and used the net proceeds, together with cash on hand, to refinance, through a redemption, all $425 million of the 9.5% senior notes due 2017. The Company incurred approximately $27 million in fees and expenses related to the refinancing activities. In the prior year, the Company entered into an amended and restated Credit Agreement, and approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the outstanding term loans due in May 2014 which totaled $1.68 billion. The Company incurred approximately $22 million in fees and expenses related to the refinancing activities.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facility, together with principal and interest payments on the Company's 7.875% Senior Notes due 2018 and the 4.75% Senior Notes due 2021 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for and as of the period ended June 30, 2013 are listed below:

Twelve Months Ended
In millions	June 30, 2013
Net Income	$117.1
Income Tax Expense	76.0
Interest Expense, Net	102.0
Depreciation and Amortization including Debt Issuance Costs	272.3
Equity Income of Unconsolidated Entities, Net of Dividends	(0.4)
Other Non-Cash Charges	62.0
Losses Associated with Sale/Write-Down of Assets	0.4
Other Non-Recurring/Extraordinary/Unusual Items	66.9
Credit Agreement EBITDA	$696.3

As of
In millions	June 30, 2013
Short-Term Debt	$87.2
Long-Term Debt	2,236.0
Total Debt	$2,323.2
Less Cash and Cash Equivalents	33.1
Consolidated Indebtedness	$2,290.1

Twelve Months Ended
In millions	June 30, 2013
Interest Expense, Net	$108.5
Less Amortization of Financing Costs	6.5
Consolidated Interest Expense	$102.0

At June 30, 2013, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 3.29 to 1.00

At June 30, 2013, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 6.83 to 1.00

As of June 30, 2013, the Company's credit rating was BB+ by Standard & Poor's and Ba2 by Moody's Investor Services. Both Standard & Poor's and Moody's Investors Services' ratings on the Company included a stable outlook.

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

Capital Investment

The Company’s capital investment in the first six months of 2013 was $84.6 million compared to $80.9 million in the first six months of 2012. During the first six months of 2013, the Company had capital spending of $68.5 million for improving process capabilities, including the biomass boiler project in Macon, GA, $10.8 million for capital spares and $5.3 million for manufacturing packaging machinery.

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

The Company also expects the following in 2013:

•	Depreciation and amortization between $270 million and $280 million.

•	Interest expense of $100 million to $110 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of approximately $250 million.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2012. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2013. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2012 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Employment Agreement dated as of July 22, 2013, by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Carla Chaney. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2013 and incorporated herein by reference.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	July 25, 2013
Stephen A. Hellrung

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 25, 2013
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 25, 2013
Deborah R. Frank