Form 10-Q
period 2013-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2013-10-30
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of October 25, 2013, there were 348,612,990 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2013	2012	2013	2012
Net Sales	$1,163.0	$1,104.7	$3,403.2	$3,283.8
Cost of Sales	982.3	915.8	2,851.0	2,728.9
Selling, General and Administrative	93.8	95.1	290.0	286.7
Other Income, Net	(4.0)	(1.0)	(11.3)	(3.0)
Restructuring and Other Special (Credits) Charges	(14.8)	3.4	(5.1)	12.1
Income from Operations	105.7	91.4	278.6	259.1
Interest Expense, Net	(23.5)	(26.1)	(80.4)	(85.6)
Loss on Modification or Extinguishment of Debt	(1.2)	—	(27.1)	(8.9)
Income before Income Taxes and Equity Income of Unconsolidated Entities	81.0	65.3	171.1	164.6
Income Tax Expense	(35.8)	(27.0)	(70.9)	(68.6)
Income before Equity Income of Unconsolidated Entities	45.2	38.3	100.2	96.0
Equity Income of Unconsolidated Entities	0.5	0.6	1.2	1.6
Net Income	45.7	38.9	101.4	97.6
Net (Income) Loss Attributable to Noncontrolling Interests	(1.2)	1.2	(0.8)	2.1
Net Income Attributable to Graphic Packaging Holding Company	$44.5	$40.1	$100.6	$99.7

Net Income Per Share Attributable to Graphic Packaging Holding Company— Basic	$0.13	$0.10	$0.29	$0.25
Net Income Per Share Attributable to Graphic Packaging Holding Company— Diluted	$0.13	$0.10	$0.29	$0.25

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2013	2012	2013	2012
Net Income	$45.7	$38.9	$101.4	$97.6
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	(2.2)	(1.8)	1.4	(0.1)
Currency Translation Adjustment	8.3	3.9	(13.2)	2.5
Pension Benefit Plans	8.2	4.9	20.2	13.6
Postretirement Benefit Plans	(0.3)	(0.2)	(0.6)	(0.6)
Total Other Comprehensive Income, Net of Tax	14.0	6.8	7.8	15.4
Total Comprehensive Income	59.7	45.7	109.2	113.0
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(1.3)	1.2	(0.9)	2.0
Comprehensive Income Attributable to Graphic Packaging Holding Company	$58.4	$46.9	$108.3	$115.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2013	December 31, 2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$92.0	$51.5
Receivables, Net	494.8	461.3
Inventories, Net	585.6	532.5
Deferred Income Tax Assets	76.8	140.7
Other Current Assets	21.6	18.4
Total Current Assets	1,270.8	1,204.4
Property, Plant and Equipment, Net	1,690.6	1,732.2
Goodwill	1,128.1	1,138.5
Intangible Assets, Net	476.3	506.4
Other Assets	52.9	47.1
Total Assets	$4,618.7	$4,628.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$83.9	$79.8
Accounts Payable	451.9	453.7
Interest Payable	23.5	10.1
Other Accrued Liabilities	180.4	209.3
Total Current Liabilities	739.7	752.9
Long-Term Debt	2,148.9	2,253.5
Deferred Income Tax Liabilities	155.3	144.8
Other Noncurrent Liabilities	467.0	494.3

Redeemable Noncontrolling Interests (Note 8)	11.7	10.8

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 348,612,990 and 344,534,039 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3.5	3.4
Capital in Excess of Par Value	1,928.7	1,915.1
Accumulated Deficit	(532.6)	(633.2)
Accumulated Other Comprehensive Loss	(303.5)	(311.3)
Total Graphic Packaging Holding Company Shareholders’ Equity	1,096.1	974.0
Noncontrolling Interests	—	(1.7)
Total Equity	1,096.1	972.3
Total Liabilities and Equity	$4,618.7	$4,628.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$101.4	$97.6
Non-cash Items Included in Net Income:
Depreciation and Amortization	208.5	202.0
Deferred Income Taxes	61.0	60.1
Amount of Postretirement Expense Less Than Funding	(0.8)	(11.7)
Gain on the Sale of Assets	(26.6)	—
Other, Net	25.0	36.7
Changes in Operating Assets and Liabilities	(99.0)	(96.4)
Net Cash Provided by Operating Activities	269.5	288.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(153.2)	(128.4)
Proceeds Received from the Sale of Assets	64.6	17.2
Other, Net	(7.3)	(3.0)
Net Cash Used in Investing Activities	(95.9)	(114.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	425.0	1,000.0
Retirement of Long-Term Debt	(425.0)	—
Payments on Debt	(56.0)	(1,690.9)
Borrowings under Revolving Credit Facilities	1,373.5	1,028.6
Payments on Revolving Credit Facilities	(1,418.7)	(729.2)
Redemption and Debt Issuance Costs	(29.9)	(22.3)
Repurchase of Common Stock related to Share-Based Payments	(11.2)	(10.6)
Other, Net	10.8	13.7
Net Cash Used in Financing Activities	(131.5)	(410.7)

Effect of Exchange Rate Changes on Cash	(1.6)	1.3

Net Increase (Decrease) in Cash and Cash Equivalents	40.5	(235.3)
Cash and Cash Equivalents at Beginning of Period	51.5	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92.0	$36.5

Supplemental non-cash investing activities:

Total Consideration Received from the Sale of Assets	$76.0
Cash Proceeds Received from the Sale of Assets	64.6
Non-cash Consideration Received from the Sale of Assets	$11.4

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2012. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known. As a result of the purchase accounting preliminary valuation, certain adjustments have been made to the prior year Balance Sheet in order to conform to the required presentation.

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Form 10-K for the year ended December 31, 2012.

Equity Secondary Offerings

During the third quarter of 2013, certain shareholders of the Company sold 15 million shares of common stock in a secondary public offering at $8.45 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts (the “Coors Family Trusts”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”). The shares outstanding held by the selling stockholders in this offering decreased from approximately 39% to approximately 35%.

During the second quarter of 2013, certain shareholders of the Company sold 15 million shares of common stock in a secondary public offering at $7.73 per share. The shares were sold by certain affiliates of the TPG Entities, the Coors Family Trusts, the CD&R Fund and Old Town. The shares outstanding held by the selling stockholders in this offering decreased from approximately 44% to approximately 39%.

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

Effective July 17, 2013, the Company adopted revised guidance on Derivatives and Hedging topic of the FASB Codification, which permits entities to prospectively apply the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the previously allowed United States Treasury and LIBOR (London Interbank Offered Rate) rates for qualifying new or redesignated hedging relationships. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

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

In July 2013, the FASB issued guidance amending the Income Taxes topic of the FASB Codification. The amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. This guidance will be effective for the Company in the first quarter of 2014, to be applied prospectively, and is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Restructuring and Other Special (Credits) Charges

The following table summarizes the transactions recorded in Restructuring and Other Special (Credits) Charges in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2013	2012	2013	2012
(Gain) Loss on Sale or Shutdown of Certain Assets	$(20.2)	$—	$(19.0)	$2.0
Net Charges Associated with Business Combinations	5.1	3.3	12.6	9.2
Other Special Charges	0.3	0.1	1.3	0.9
Total	$(14.8)	$3.4	$(5.1)	$12.1

On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its uncoated-recycled board ("URB") mill. The Company had previously announced the closure of its Brampton, Ontario facility which was also part of the flexible plastics business. The financial impacts of these transactions are reflected as (Gain) Loss on Sale or Closure of Certain Assets in the above table. Approximately $10 million of goodwill was written off relating to the sales. The flexible plastics business was part of the Flexible Packaging segment and the URB mill was part of the Paperboard Packaging segment, and in aggregate, accounted for approximately 2% of Net Consolidated Sales.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2013	December 31, 2012
Finished Goods	$305.9	$270.5
Work in Progress	54.2	50.6
Raw Materials	157.9	152.1
Supplies	67.6	59.3
Total	$585.6	$532.5

NOTE 3 — ACQUISITIONS

On December 31, 2012, the Company acquired Contego Cartons ("Contego"), a leading food and consumer product packaging company based in the United Kingdom. Under the terms of the transaction, the Company paid approximately $93 million and assumed debt of

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The purchase price of the European Acquisitions has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date and was subjected to adjustments in the current period. The European Acquisitions were made to grow the European food and beverage business and optimize the Company's supply chain footprint around customer needs. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including 1) cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system. The Company does not expect goodwill to be deductible for tax purposes. The preliminary purchase price allocation is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$118.4	$(0.3)	$118.1
Assumed Debt	36.9	—	36.9
Total Purchase Consideration	$155.3	$(0.3)	$155.0

In millions
Cash and Cash Equivalents	$13.1	$—	$13.1
Receivables, Net	65.7	—	65.7
Inventories	35.8	1.3	37.1
Other Current Assets	0.9	(0.2)	0.7
Property, Plant and Equipment, Net	70.1	25.6	95.7
Intangible Assets	—	7.3	7.3
Total Assets Acquired	185.6	34.0	219.6
Current Liabilities, Excluding Current Portion of Long-Term Debt	49.0	—	49.0
Pension and Postretirement Benefits	24.7	—	24.7
Deferred Tax Liabilities	—	7.8	7.8
Other Noncurrent Liabilities	1.0	—	1.0
Total Liabilities Assumed	74.7	7.8	82.5
Net Assets Acquired	110.9	26.2	137.1
Goodwill	44.4	(26.5)	17.9
Total Estimated Fair Value of Net Assets Acquired	$155.3	$(0.3)	$155.0

The preliminary allocation of the purchase price presented above is subject to further adjustment as the third-party valuations are finalized. As of September 30, 2013, preliminary valuations subject to change relate to fixed and intangible assets and related deferred income tax effects.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On December 18, 2012, the Company entered into Amendment No. 1 to the Credit Agreement to amend certain restrictions in the Credit Agreement and to provide an incremental term loan facility (the "Incremental Term Loan") in the amount of $300 million to fund a concurrent share repurchase. The Incremental Term Loan was treated primarily as a modification of debt. As a result, $2.1 million in third party fees were expensed as part of the loss on modification of debt, and the remaining fees paid to creditors of $3.1 million were deferred and will be amortized using the effective interest method over the term of the debt.

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

On September 13, 2013, the Company entered into Amendment No. 2 to the Credit Agreement to extend the maturity date of its existing revolving credit and term loan facilities from March 16, 2017 to September 13, 2018 and to amend certain other terms of the the agreement. Under the amendment, the Company added a €75.0 million (approximately $100 million) revolving credit facility, under which borrowings will be made in Euros and Pounds Sterling, and a ¥2.5 billion (approximately $25 million) revolving credit facility, under which borrowings will be made in Yen. Both revolving credit facilities will have the same maturity and interest rate pricing as the Company's current $1.0 billion revolving credit facility. In addition, Amendment No. 2 reduces the applicable margins for the existing facilities, which will be based on LIBOR and will vary between 150 basis points and 250 basis points depending upon the Company's current consolidated total leverage ratio. The Company's current rate is LIBOR plus 200 basis points. The extension of the term loans and revolving credit facility were treated primarily as a modification of debt. As a result, $1.5 million of fees were expensed as part of the loss on modification or extinguishment of debt, and the remaining fees of $2.2 million were deferred and will be amortized over the term of the debt.

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2012 Form 10-K.

Long-Term Debt is composed of the following:

In millions	September 30, 2013	December 31, 2012
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$247.2	$246.8
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	—	423.2
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	—
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (2.18% at September 30, 2013) payable through 2018	1,230.0	1,275.0
Senior Secured Revolving Facility with interest payable at floating rates (2.18% at September 30, 2013) payable in 2018	301.6	325.8
Capital Lease Obligations	6.3	7.8
Other	22.7	54.7
	2,232.8	2,333.3
Less: Short-Term Debt and Current Portion of Long-Term Debt	83.9	79.8
Total	$2,148.9	$2,253.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt Maturities (excluding capital leases) are as follows:

In millions
Remainder of 2013	$32.8
2014	63.2
2015	69.2
2016	99.9
2017	123.2
2018	1,409.8
After 2018	428.4
Total	$2,226.5

At September 30, 2013, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Domestic Revolving Credit Facility (a)	$1,000.0	$263.0	$706.7
International Facilities	166.9	61.3	105.6
Total	$1,166.9	$324.3	$812.3

(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $30.3 million as of September 30, 2013. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2015 unless extended.

The Credit Agreement and the indenture governing the 7.875% Senior Notes due 2018 and the 4.75% Senior Notes due 2021 (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. The Company's obligations under the Credit Agreement are secured by substantially all of the Company's domestic assets.

As of September 30, 2013, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan for which new grants are made, the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the “2004 Plan”). Awards granted under the 2004 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2004 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

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

Data concerning RSUs granted in the first nine months of 2013 is as follows:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	3,324	$7.34
Stock Awards — Board of Directors	104	$7.80

During the nine months ended September 30, 2013 and 2012, $14.1 million and $21.2 million, respectively, were charged to compensation expense for stock incentive plans.

During the nine months ended September 30, 2013 and 2012, approximately 3.6 million and 3.7 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2009 and 2010.

During the nine months ended September 30, 2013 and 2012, approximately 1.8 million shares and 0.3 million shares, respectively, were issued through the exercise of stock options at an average exercise price of $6.66, and $1.56 per share, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended			Nine Months Ended
	September 30,		September 30,		September 30,			September 30,
In millions	2013	2012	2013	2012	2013	2012		2013		2012
Components of Net Periodic Cost:
Service Cost	$4.0	$5.1	$12.1	$14.1	$0.4	$0.3		$1.1		$1.0
Interest Cost	13.1	13.2	39.4	38.3	0.6	0.6		1.7		1.8
Administrative Expenses	0.2	—	0.5	0.1	—	—		—		—
Expected Return on Plan Assets	(17.0)	(14.9)	(51.1)	(43.5)	—	—		—		—
Curtailment Gain	—	—	—	(0.2)	—	—		—		—
Special Termination Benefit	1.2	—	1.2	—	—	—	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.3	0.5	0.5	—	—		(0.1)		(0.1)
Actuarial Loss (Gain)	9.4	7.5	28.2	22.5	(0.3)	(0.3)		(0.8)		(0.9)
Net Periodic Cost	$11.0	$11.2	$30.8	$31.8	$0.7	$0.6		$1.9		$1.8

Employer Contributions

The Company made contributions of $31.8 million and $43.8 million to its pension plans during the first nine months of 2013 and 2012, respectively. The Company expects to make contributions of $40 to $50 million for the full year 2013. During 2012, the Company made $55.1 million of contributions to its pension plans.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company made postretirement health care benefit payments of $1.7 million and $1.5 million during the first nine months of 2013 and 2012, respectively. The Company estimates its postretirement health care benefit payments for the full year 2013 to be approximately $3 million. During 2012, the Company made postretirement health care benefit payments of $3.2 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At September 30, 2013 and December 31, 2012, the Company had interest rate swap agreements outstanding with a notional amount of $560 million and $460 million, respectively. The swap agreements, under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates, expire in April 2016.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first nine months of 2013 and 2012, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2013 and 2014. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings.

During the first nine months of 2013 and 2012, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At September 30, 2013, multiple forward exchange contracts existed that expire on various dates through 2013. Those purchased forward exchange contracts outstanding at September 30, 2013 and December 31, 2012, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2013 and December 31, 2012 had notional amounts totaling $15.4 million and $63.9 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2013 or during 2012 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2013 and December 31, 2012, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2013 and December 31, 2012, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2013 and December 31, 2012, had net notional amounts totaling $38.1 million and $19.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

As of September 30, 2013, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$—	$—	Other Accrued Liabilities	$1.3	$0.2
Foreign Currency Contracts	Other Current Assets	0.4	0.1	Other Accrued Liabilities	0.2	0.2
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities and Interest Payable	3.7	6.0
Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	—	—	Other Accrued Liabilities	0.2	—
Total Derivative Contracts		$0.4	$0.1		$5.4	$6.4

The fair values of the Company’s other financial assets and liabilities at September 30, 2013 and December 31, 2012 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $2,240.0 million and $2,399.1 million as compared to the carrying amounts of $2,226.5 million and $2,325.5 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s Long-Term Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of (Gain) Loss Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Effective Portion)	Amount Recognized in Statement of Operations (Ineffective Portion)

	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
In millions	2013	2012		2013	2012		2013	2012
Commodity Contracts	$1.0	$(0.7)	Cost of Sales	$0.5	$(0.1)	Cost of Sales	$0.1	$—
Foreign Currency Contracts	0.8	0.3	Other (Income) Expense, Net	(0.8)	(0.7)	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	2.2	3.3	Interest Expense, Net	0.8	0.7	Interest Expense, Net	—	—
Total	$4.0	$2.9		$0.5	$(0.1)		$0.1	$—

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Effective Portion)	Amount Recognized in Statement of Operations (Ineffective Portion)

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
In millions	2013	2012		2013	2012		2013	2012
Commodity Contracts	$1.9	$0.3	Cost of Sales	$0.8	$2.9	Cost of Sales	$0.1	$(0.1)
Foreign Currency Contracts	(1.9)	(0.8)	Other (Income) Expense, Net	(1.7)	(0.6)	Other (Income) Expense, Net	—	—
Interest Rate Swap Agreements	(0.1)	7.1	Interest Expense, Net	2.3	4.1	Interest Expense, Net	—	—
Total	$(0.1)	$6.6		$1.4	$6.4		$0.1	$(0.1)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
In millions		2013	2012	2013	2012
Foreign Currency Contracts	Other Expense (Income), Net	$1.5	$1.0	$0.5	$0.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions
Balance at December 31, 2012	$(5.7)
Reclassification to Earnings	1.4
Current Period Change in Fair Value	0.1
Balance at September 30, 2013	$(4.2)

At September 30, 2013, the Company expects to reclassify approximately $3 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

CVI has the right, at certain times, to require the Company to acquire their ownership interests in GFP at fair value based on third-party valuations. Since it is probable that the noncontrolling interests will become redeemable in the future, based on the passage of time, the noncontrolling interests subject to the put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Capital in Excess of Par Value. The adjustment to the carrying amount is determined after attribution of comprehensive income of the redeemable noncontrolling interests. The adjustment to the carrying amount does not impact net income or comprehensive income in the Company’s Condensed Consolidated Financial Statements and does not impact earnings per share since the shares of the redeemable noncontrolling interests are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable noncontrolling interests is recorded on the Condensed Consolidated Balance Sheets cannot be less than the initial amount plus attribution of comprehensive income of the noncontrolling interest. At September 30, 2013, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2012	$10.8
Net Income Attributable to Redeemable Noncontrolling Interests	0.8
Other Comprehensive Income, Net of Tax	0.1
Change in Fair Value of Redeemable Securities	—
Balance at September 30, 2013	$11.7

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — INCOME TAXES

During the three months and nine months ended September 30, 2013, the Company recognized Income Tax Expense of $35.8 million and $70.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $81.0 million and $171.1 million, respectively. The effective tax rate for the nine months ended September 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. During the three months and nine months ended September 30, 2012, the Company recognized Income Tax Expense of $27.0 million and $68.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $65.3 million and $164.6 million, respectively. The effective tax rate for the nine months ended September 30, 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $766 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2013	2012	2013	2012
NET SALES:
Paperboard Packaging	$996.3	$929.0	$2,904.5	$2,740.4
Flexible Packaging	166.7	175.7	498.7	543.4
Total	$1,163.0	$1,104.7	$3,403.2	$3,283.8

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$109.1	$115.3	$316.2	$325.4
Flexible Packaging	8.8	(9.4)	3.6	(18.3)
Corporate	(12.2)	(14.5)	(41.2)	(48.0)
Total	$105.7	$91.4	$278.6	$259.1

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$64.2	$57.8	$184.0	$174.9
Flexible Packaging	10.1	8.4	22.9	24.9
Corporate	0.5	1.0	1.6	2.2
Total	$74.8	$67.2	$208.5	$202.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2013	2012	2013	2012
Net Income Attributable to Graphic Packaging Holding Company	$44.5	$40.1	$100.6	$99.7
Weighted Average Shares:
Basic	350.5	396.1	349.5	394.8
Dilutive Effect of Stock Awards	1.7	2.1	1.8	2.7
Diluted	352.2	398.2	351.3	397.5
Earnings Per Share — Basic	$0.13	$0.10	$0.29	$0.25
Earnings Per Share — Diluted	$0.13	$0.10	$0.29	$0.25

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Employee Stock Options	375,980	2,346,818	1,034,223	2,346,818

NOTE 13 — EQUITY

The following is a summary of the changes in total equity for the nine months ended September 30, 2013:

In millions	Graphic Packaging Holding Company Shareholders Equity	Noncontrolling Interests (a)	Total Equity
Balance at December 31, 2012	$974.0	$(1.7)	$972.3
Net Income	100.6	—	100.6
Other Comprehensive Income, Net of Tax	7.8	—	7.8
Adjustments Related to Acquisition (b)	(1.7)	1.7	—
Compensation Expense Under Share-Based Plans	12.6	—	12.6
Issuance of Common Stock, Net of Stock Repurchased for Tax Withholdings	2.8	—	2.8
Balance at September 30, 2013	$1,096.1	$—	$1,096.1

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

(b) In February 2013, the Company purchased the remaining 40% interest in the Graphic Hung Hing Packaging (Shanghai) Co., Ltd. joint venture in China.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the nine months ended September 30, 2013 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2012	$(14.0)	$(301.2)	$6.4	$0.5	$(3.0)	$(311.3)
Other Comprehensive Income (Loss) before Reclassifications	0.5	2.1	—	—	(13.2)	(10.6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (b)	0.9	18.1	(0.6)	—	—	18.4
Net Current-period Other Comprehensive Income (Loss)	1.4	20.2	(0.6)	—	(13.2)	7.8
Balance at September 30, 2013	$(12.6)	$(281.0)	$5.8	$0.5	$(16.2)	$(303.5)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the nine months ended September 30, 2013:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$0.8		Cost of Sales
Foreign Currency Contracts	(1.7)		Other Income, Net
Interest Rate Swap Agreements	2.3		Interest Expense, Net
	1.4		Total before Tax
	(0.5)		Tax Expense
	$0.9		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.5	(c)
Actuarial Losses	28.2	(c)
	28.7		Total before Tax
	(10.6)		Tax Expense
	$18.1		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.8)	(c)
	(0.9)		Total before Tax
	0.3		Tax Benefit
	$(0.6)		Net of Tax

Total Reclassifications for the Period	$18.4

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$852.0	$16.5	$340.5	$(46.0)	$1,163.0
Cost of Sales	—	694.4	12.3	321.6	(46.0)	982.3
Selling, General and Administrative	—	80.8	1.7	11.3	—	93.8
Other Income, Net	—	(5.1)	—	1.1	—	(4.0)
Restructuring and Other Special Charges (Credits)	—	1.7	—	(16.5)	—	(14.8)
Income from Operations	—	80.2	2.5	23.0	—	105.7
Interest Expense, Net	—	(21.0)	—	(2.5)	—	(23.5)
Loss on Modification or Extinguishment of Debt	—	(1.2)	—	—	—	(1.2)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	58.0	2.5	20.5	—	81.0
Income Tax Expense	—	(27.4)	(1.0)	(7.4)	—	(35.8)
Income before Equity Income of Unconsolidated Entities	—	30.6	1.5	13.1	—	45.2
Equity Income of Unconsolidated Entities	—	—	—	0.5	—	0.5
Equity in Net Earnings of Subsidiaries	45.7	15.1	(0.5)	—	(60.3)	—
Net Income	45.7	45.7	1.0	13.6	(60.3)	45.7
Net Income Attributable to Noncontrolling Interests	(1.2)	(1.2)	—	—	1.2	(1.2)
Net Income Attributable to Graphic Packaging Holding Company	$44.5	$44.5	$1.0	$13.6	$(59.1)	$44.5

Comprehensive Income Attributable to Graphic Packaging Holding Company	$58.4	$58.4	$0.6	$25.9	$(84.9)	$58.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$886.5	$15.3	$269.0	$(66.1)	$1,104.7
Cost of Sales	—	720.5	11.6	249.8	(66.1)	915.8
Selling, General and Administrative	—	74.2	1.9	19.0	—	95.1
Other (Income) Expense, Net	—	(1.4)	(0.1)	0.5	—	(1.0)
Restructuring and Other Special Charges	—	0.2	—	3.2	—	3.4
Income (Loss) from Operations	—	93.0	1.9	(3.5)	—	91.4
Interest Expense, Net	—	(24.2)	—	(1.9)	—	(26.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	68.8	1.9	(5.4)	—	65.3
Income Tax (Expense) Benefit	—	(26.5)	(1.2)	0.7	—	(27.0)
Income (Loss) before Equity Income of Unconsolidated Entities	—	42.3	0.7	(4.7)	—	38.3
Equity Income of Unconsolidated Entities	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	38.9	(3.4)	(1.2)	—	(34.3)	—
Net Income (Loss)	38.9	38.9	(0.5)	(4.1)	(34.3)	38.9
Net Loss Attributable to Noncontrolling Interests	1.2	1.2	—	—	(1.2)	1.2
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$40.1	$40.1	$(0.5)	$(4.1)	$(35.5)	$40.1

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$46.9	$46.9	$(0.7)	$0.1	$(46.3)	$46.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,507.4	$49.0	$1,002.8	$(156.0)	$3,403.2
Cost of Sales	—	2,036.7	36.3	934.0	(156.0)	2,851.0
Selling, General and Administrative	—	210.0	5.5	74.5	—	290.0
Other Income, Net	—	(6.8)	—	(4.5)	—	(11.3)
Restructuring and Other Special Charges (Credits)	—	3.9	—	(9.0)	—	(5.1)
Income from Operations	—	263.6	7.2	7.8	—	278.6
Interest Expense, Net	—	(72.8)	—	(7.6)	—	(80.4)
Loss on Modification or Extinguishment of Debt	—	(27.1)	—	—	—	(27.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	163.7	7.2	0.2	—	171.1
Income Tax Expense	—	(63.8)	(2.8)	(4.3)	—	(70.9)
Income (Loss) before Equity Income of Unconsolidated Entities	—	99.9	4.4	(4.1)	—	100.2
Equity Income of Unconsolidated Entities	—	—	—	1.2	—	1.2
Equity in Net Earnings of Subsidiaries	101.4	1.5	(2.2)	—	(100.7)	—
Net Income (Loss)	101.4	101.4	2.2	(2.9)	(100.7)	101.4
Net Income Attributable to Noncontrolling Interests	(0.8)	(0.8)	—	—	0.8	(0.8)
Net Income (Loss) Attributable to Graphic Packaging Holding Company	100.6	100.6	2.2	(2.9)	(99.9)	100.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$108.3	$108.3	$1.5	$(15.3)	$(94.5)	$108.3

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$43.9	$—	$48.1	$—	$92.0
Receivables, Net	—	284.8	7.2	202.8	—	494.8
Inventories, Net	—	370.5	4.8	210.3	—	585.6
Intercompany	54.5	639.7	—	—	(694.2)	—
Deferred Income Tax Assets	—	76.2	—	0.6	—	76.8
Other Current Assets	—	12.0	—	9.6	—	21.6
Total Current Assets	54.5	1,427.1	12.0	471.4	(694.2)	1,270.8
Property, Plant and Equipment, Net	—	1,407.8	14.6	268.3	(0.1)	1,690.6
Investment in Consolidated Subsidiaries	1,053.1	—	23.8	—	(1,076.9)	—
Goodwill	—	1,043.2	47.2	37.7	—	1,128.1
Other Assets	—	404.6	17.3	107.3	—	529.2
Total Assets	$1,107.6	$4,282.7	$114.9	$884.7	$(1,771.2)	$4,618.7

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.6	$—	$21.3	$—	$83.9
Accounts Payable	—	312.0	5.4	134.5	—	451.9
Interest Payable	—	23.4	—	0.1	—	23.5
Intercompany	—	—	45.7	636.8	(682.5)	—
Other Accrued Liabilities	—	139.1	1.0	40.3	—	180.4
Total Current Liabilities	—	537.1	52.1	833.0	(682.5)	739.7
Long-Term Debt	—	2,106.2	—	42.7	—	2,148.9
Deferred Income Tax Liabilities	—	144.6	—	10.7	—	155.3
Other Noncurrent Liabilities	—	430.0	—	37.0	—	467.0

Redeemable Noncontrolling Interests	11.7	11.7	—	—	(11.7)	11.7

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,095.9	1,053.1	62.8	(38.7)	(1,077.0)	1,096.1
Total Equity	1,095.9	1,053.1	62.8	(38.7)	(1,077.0)	1,096.1
Total Liabilities and Equity	$1,107.6	$4,282.7	$114.9	$884.7	$(1,771.2)	$4,618.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$5.9	$—	$45.6	$—	$51.5
Receivables, Net	—	245.0	6.3	210.0	—	461.3
Inventories, Net	—	341.3	4.2	187.0	—	532.5
Intercompany	38.3	672.5	—	—	(710.8)	—
Deferred Income Tax Assets	—	138.7	—	2.0	—	140.7
Other Current Assets	—	12.6	0.1	5.7	—	18.4
Total Current Assets	38.3	1,416.0	10.6	450.3	(710.8)	1,204.4
Property, Plant and Equipment, Net	—	1,421.2	15.4	295.7	(0.1)	1,732.2
Investment in Consolidated Subsidiaries	944.8	2.0	26.6	—	(973.4)	—
Goodwill	—	1,046.6	47.2	44.7	—	1,138.5
Other Assets	—	417.5	18.5	117.5	—	553.5
Total Assets	$983.1	$4,303.3	$118.3	$908.2	$(1,684.3)	$4,628.6

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.3	$—	$17.5	$—	$79.8
Accounts Payable	—	312.4	5.9	135.4	—	453.7
Interest Payable	—	10.1	—	—	—	10.1
Intercompany	—	—	52.5	658.5	(711.0)	—
Other Accrued Liabilities	—	165.7	0.9	42.7	—	209.3
Total Current Liabilities	—	550.5	59.3	854.1	(711.0)	752.9
Long-Term Debt	—	2,212.9	—	40.6	—	2,253.5
Deferred Income Tax Liabilities	—	134.1	—	10.7	—	144.8
Other Noncurrent Liabilities	—	451.9	—	42.4	—	494.3

Redeemable Noncontrolling Interests	10.8	10.8	—	—	(10.8)	10.8

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	974.0	944.8	59.0	(39.6)	(964.2)	974.0
Noncontrolling Interests	(1.7)	(1.7)	—	—	1.7	(1.7)
Total Equity	972.3	943.1	59.0	(39.6)	(962.5)	972.3
Total Liabilities and Equity	$983.1	$4,303.3	$118.3	$908.2	$(1,684.3)	$4,628.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$101.4	$101.4	$2.2	$(2.9)	$(100.7)	$101.4
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	166.8	3.1	38.6	—	208.5
Deferred Income Taxes	—	61.0	—	—	—	61.0
Amount of Postretirement Expense Greater (Less) Than Funding	—	3.6	—	(4.4)	—	(0.8)
Equity in Net Earnings of Subsidiaries	(101.4)	(1.5)	2.2	—	100.7	—
Gain on the Sale of Assets	—	—	—	(26.6)	—	(26.6)
Other, Net	—	24.5	—	0.5	—	25.0
Changes in Operating Assets and Liabilities	—	(41.5)	(5.9)	(50.7)	(0.9)	(99.0)
Net Cash Provided by (Used in) Operating Activities	—	314.3	1.6	(45.5)	(0.9)	269.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(130.7)	(1.6)	(20.9)	—	(153.2)
Proceeds Received from the Sale of Assets	—	0.3	—	64.3	—	64.6
Other, Net	(0.9)	(7.3)	—	—	0.9	(7.3)
Net Cash (Used in) Provided by Investing Activities	(0.9)	(137.7)	(1.6)	43.4	0.9	(95.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	425.0	—	—	—	425.0
Retirement of Long-Term Debt	—	(425.0)	—	—	—	(425.0)
Payments on Debt	—	(45.0)	—	(11.0)	—	(56.0)
Borrowings under Revolving Credit Facilities	—	1,176.0	—	197.5	—	1,373.5
Payments on Revolving Credit Facilities	—	(1,238.8)	—	(179.9)	—	(1,418.7)
Redemption and Debt Issuance Costs	—	(29.9)	—	—	—	(29.9)
Repurchase of Common Stock related to Share-Based Payments	(11.2)	—	—	—	—	(11.2)
Other, Net	12.1	(0.9)	—	(0.4)	—	10.8
Net Cash Provided by (Used in) Financing Activities	0.9	(138.6)	—	6.2	—	(131.5)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.6)	—	(1.6)

Net Increase in Cash and Cash Equivalents	—	38.0	—	2.5	—	40.5
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$43.9	$—	$48.1	$—	$92.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$97.6	$97.6	$1.6	$(10.2)	$(89.0)	$97.6
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	169.5	3.1	29.4	—	202.0
Deferred Income Taxes	—	59.6	—	0.5	—	60.1
Amount of Postretirement Expense (Less) Greater Than Funding	—	(10.8)	0.6	(1.5)	—	(11.7)
Equity in Net Earnings of Subsidiaries	(97.6)	5.6	3.0	—	89.0	—
Other, Net	—	41.9	—	(5.2)	—	36.7
Changes in Operating Assets and Liabilities	—	(68.6)	(8.0)	(19.8)	—	(96.4)
Net Cash Provided by (Used in) Operating Activities	—	294.8	0.3	(6.8)	—	288.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(107.8)	(0.3)	(20.3)	—	(128.4)
Proceeds Received from the Sale of Assets	—	17.2	—	—	—	17.2
Other, Net	—	(3.0)	—	—	—	(3.0)
Net Cash Used in Investing Activities	—	(93.6)	(0.3)	(20.3)	—	(114.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	1,000.0	—	—	—	1,000.0
Payments on Debt	—	(1,690.9)	—	—	—	(1,690.9)
Borrowings under Revolving Credit Facilities	—	987.4	—	41.2	—	1,028.6
Payments on Revolving Credit Facilities	—	(691.4)	—	(37.8)	—	(729.2)
Redemption and Debt Issuance Costs	—	(22.3)	—	—	—	(22.3)
Repurchase of Common Stock related to Share-Based Payments	(10.6)	—	—	—	—	(10.6)
Other, Net	10.6	(1.3)	—	4.4	—	13.7
Net Cash (Used in) Provided by Financing Activities	—	(418.5)	—	7.8	—	(410.7)

Effect of Exchange Rate Changes on Cash	—	—	—	1.3	—	1.3

Net Decrease in Cash and Cash Equivalents	—	(217.3)	—	(18.0)	—	(235.3)
Cash and Cash Equivalents at Beginning of Period	—	228.9	—	42.9	—	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$11.6	$—	$24.9	$—	$36.5

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first nine months of 2013 by $31.1 million, compared to the first nine months of 2012. The higher costs in 2013 are related to energy costs ($13.2 million) primarily due to the price of natural gas, labor and related benefits ($5.4 million), wood costs ($5.0 million), freight ($3.2 million), corrugated cases ($2.7 million), resin ($0.6 million), and other costs ($6.2 million). These higher costs were partially offset by lower secondary fiber ($3.1 million) and ink and coating ($2.1 million).

The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2013 and 2014. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first nine months of 2013, the Company achieved approximately $45 million in incremental cost savings as compared to the first nine months of 2012, through its continuous improvement programs and manufacturing initiatives.

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

Debt Obligations. The Company had $2,232.8 million of outstanding debt obligations as of September 30, 2013. This debt can have consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Credit Agreement and the Indenture also prohibits or restricts, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Company’s ability to comply in future periods with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Credit Agreement and the Indenture could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF 2013 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.

•
Net Sales for the three months ended September 30, 2013 increased by $58.3 million, or 5.3%, to $1,163.0 million from $1,104.7 million for the three months ended September 30, 2012 primarily due to higher volume due to the European Acquisitions completed in the fourth quarter of 2012 and new consumer product business and open market sales. This increase was partially offset by lower volume in flexible packaging due to continued general market softness and the internalization of paper, lower global beverage sales, lower pricing and unfavorable exchange rates primarily in Japan.

•
Income from Operations for the three months ended September 30, 2013 increased to $105.7 million from Income from Operations of $91.4 million for the three months ended September 30, 2012. The increase was driven primarily by the gain on the sale of the flexible plastics business and improved performance due to cost savings through continous improvement programs and other strategic initiatives. These increases were partially offset by higher inflation primarily for secondary fiber and labor and benefits, the unfavorable exchange rates and the lower pricing.

•
During the third quarter of 2013, certain shareholders of the Company sold 15 million shares of common stock in a secondary public offering at $8.45 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts (the “Coors Family Trusts”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”). The shares outstanding held by the selling stockholders in this offering decreased from approximately 39% to approximately 35%.

•
On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its URB mill. The Company had previously announced the closure of its Brampton, Ontario facility which was also part of the flexible plastics business.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2013	2012	2013	2012
NET SALES:
Paperboard Packaging	$996.3	$929.0	$2,904.5	$2,740.4
Flexible Packaging	166.7	175.7	498.7	543.4
Total	$1,163.0	$1,104.7	$3,403.2	$3,283.8

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$109.1	$115.3	$316.2	$325.4
Flexible Packaging	8.8	(9.4)	3.6	(18.3)
Corporate	(12.2)	(14.5)	(41.2)	(48.0)
Total	$105.7	$91.4	$278.6	$259.1

THIRD QUARTER 2013 COMPARED WITH THIRD QUARTER 2012

Net Sales

	Three Months Ended September 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$996.3	$929.0	$67.3	7.2%
Flexible Packaging	166.7	175.7	(9.0)	(5.1)%
Total	$1,163.0	$1,104.7	$58.3	5.3%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2012	Price	Volume/Mix	Exchange	Total	2013
Paperboard Packaging	$929.0	$(5.9)	$79.3	$(6.1)	$67.3	$996.3
Flexible Packaging	175.7	0.7	(9.3)	(0.4)	(9.0)	166.7
Total	$1,104.7	$(5.2)	$70.0	$(6.5)	$58.3	$1,163.0

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended September 30, 2013 increased by $67.3 million, or 7.2%, to $996.3 million from $929.0 million for the same period in 2012 as a result of the European Acquisitions, new consumer product business and open market sales. This was partially offset by lower volume due to general market softness in global beverage and cereal businesses, lower pricing due to deflationary cost pass throughs and the impact of unfavorable exchange rates primarily in Japan.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended September 30, 2013 decreased by $9.0 million or 5.1%, to $166.7 million from $175.7 million for the same period in 2012 primarily due to lower volume and exchange. The decrease in volume was primarily a result of internalization as more paper was consumed internally. In addition, continued market softness in certain agriculture sectors and industrial sectors contributed to reduced volume. The decrease in volume was partially offset by higher pricing.

Income (Loss) from Operations

	Three Months Ended September 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$109.1	$115.3	$(6.2)	(5.4)%
Flexible Packaging	8.8	(9.4)	18.2	N.M (a)
Corporate	(12.2)	(14.5)	2.3	N.M (a)
Total	$105.7	$91.4	$14.3	15.6%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2012	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2013
Paperboard Packaging	$115.3	$(5.9)	$0.1	$(8.7)	$(4.4)	$12.7	$(6.2)	$109.1
Flexible Packaging	(9.4)	0.7	1.2	(6.0)	(1.0)	23.3	18.2	8.8
Corporate	(14.5)	—	—	0.4	0.4	1.5	2.3	(12.2)
Total	$91.4	$(5.2)	$1.3	$(14.3)	$(5.0)	$37.5	$14.3	$105.7

(a)	Includes the Company’s cost reduction initiatives, expenses related to integration activities, and the gain on the sale of assets and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended September 30, 2013 decreased by $6.2 million, or 5.4%, to $109.1 million from $115.3 million for the same period in 2012 as a result of the lower pricing, inflation in certain commodities, integration related expenses, and unfavorable currency exchange rates, primarily in Japan. These decreases were partially offset by cost savings through continuous improvement programs and other strategic initiatives and the volume from the European Acquisitions. The inflation was primarily related to higher energy ($5.3 million), corrugated cases ($1.3 million), labor and benefits ($1.2 million), freight ($0.6 million), wood ($0.5 million) and other costs ($1.7 million). These higher costs were partially offset by lower chemical-based inputs ($1.9 million).

Flexible Packaging

The Company’s Income from Operations from flexible packaging for the three months ended September 30, 2013 was $8.8 million compared to Loss from Operations of $9.4 million for the same period in 2012 as a result of the gain on the sale of the flexible plastics business and improved performance due to synergies and cost savings programs and the improved pricing. The improvements were partially offset by inflation and shutdown costs related to the closure of the facility in Brampton, Ontario. The inflation was related to labor and benefits, and resin. During the quarter, there was improvement in the productivity at the New Philadelphia, OH converting facility.

Corporate

The Company’s Loss from Operations from corporate for the three months ended September 30, 2013 was $12.2 million compared to $14.5 million for the same period in 2012 primarily as a result of lower incentive compensation.

FIRST NINE MONTHS 2013 COMPARED WITH FIRST NINE MONTHS 2012

Net Sales

	Nine Months Ended September 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$2,904.5	$2,740.4	$164.1	6.0%
Flexible Packaging	498.7	543.4	(44.7)	(8.2)%
Total	$3,403.2	$3,283.8	$119.4	3.6%

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2012	Price	Volume/Mix	Exchange	Total	2013
Paperboard Packaging	$2,740.4	$(24.6)	$203.9	$(15.2)	$164.1	$2,904.5
Flexible Packaging	543.4	(1.2)	(42.8)	(0.7)	(44.7)	498.7
Total	$3,283.8	$(25.8)	$161.1	$(15.9)	$119.4	$3,403.2

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the first nine months of 2013 increased by $164.1 million, or 6.0%, to $2,904.5 million from $2,740.4 million for the same period in 2012 as a result of the European Acquisitions, new consumer product introductions and open market sales. These increases were partially offset by lower volume due to general market softness in global beverage and cereal, lower pricing due to deflationary cost pass throughs and the impact of unfavorable exchange rates primarily in Japan.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the first nine months of 2013 decreased by $44.7 million, or 8.2%, to $498.7 million from $543.4 million for the same period in 2012 primarily as a result of higher internalization of board. In addition, there was lower organic volume/mix due to market softness in certain agriculture sectors, construction and other industrial sectors.

Income (Loss) from Operations

	Nine Months Ended September 30,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$316.2	$325.4	$(9.2)	(2.8)%
Flexible Packaging	3.6	(18.3)	21.9	N.M. (a)
Corporate	(41.2)	(48.0)	6.8	N.M. (a)
Total	$278.6	$259.1	$19.5	7.5%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2012	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2013
Paperboard Packaging	$325.4	$(24.6)	$(7.1)	$(18.4)	$(7.9)	$48.8	$(9.2)	$316.2
Flexible Packaging	(18.3)	(1.2)	1.1	(13.6)	(1.4)	37.0	21.9	3.6
Corporate	(48.0)	—	—	0.9	1.0	4.9	6.8	(41.2)
Total	$259.1	$(25.8)	$(6.0)	$(31.1)	$(8.3)	$90.7	$19.5	$278.6

Note:

(a)	Includes the Company’s cost reduction initiatives, expenses related to integration activities, and the gain on the sale of assets and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the first nine months of 2013 decreased by $9.2 million, or 2.8%, to $316.2 million from $325.4 million for the same period in 2012 as a result of the lower pricing due to deflationary cost pass throughs, higher inflation, integration related expenses, and unfavorable currency exchange rates. These decreases were partially offset by the European Acquisitions. The inflation was primarily related to higher energy costs ($12.8 million), mainly due to the price of natural gas, wood ($4.8 million), freight ($2.7 million), corrugated cases ($2.7 million) and labor and benefits ($2.4 million). These higher costs were partially offset by lower secondary fiber ($3.6 million), inks & coatings ($1.8 million), externally purchased board ($0.9 million) and other costs ($0.7 million).

Flexible Packaging

The Company’s Income from Operations from flexible packaging for the first nine months of 2013 was $3.6 million, compared to Loss from Operations of $18.3 million for the same period in 2012 as a result of the gain on the sale of the flexible plastics business and improved performance due to synergies and cost saving programs. These increases were offset by inflation, shutdown costs in Brampton, higher production costs at New Philadelphia, OH and the lower pricing. The inflation was related to externally purchased paper ($6.3 million), labor and benefits ($4.0 million), resin ($0.7 million), freight ($0.5 million), secondary fiber ($0.5 million) and other costs ($1.6 million).

Corporate

The Company’s Loss from Operations from corporate for the nine months of 2013 was $41.2 million compared to $48.0 million for the same period in 2012. The change was primarily due to lower incentive compensation and outside consulting.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE

Interest Expense, Net

Interest Expense, Net was $80.4 million and $85.6 million for the first nine months of 2013 and 2012, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt. As of September 30, 2013, approximately 44% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months and nine months ended September 30, 2013, the Company recognized Income Tax Expense of $35.8 million and $70.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $81.0 million and $171.1 million, respectively. The effective tax rate for the nine months ended September 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. During the three months and nine months ended September 30, 2012, the Company recognized Income Tax Expense of $27.0 million and $68.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $65.3 million and $164.6 million, respectively. The effective tax rate for the nine months ended September 30, 2012 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $766 million of Net Operating Losses ("NOLs") for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2013	2012
Net Cash Provided by Operating Activities	$269.5	$288.3
Net Cash Used in Investing Activities	(95.9)	(114.2)
Net Cash Used in Financing Activities	(131.5)	(410.7)

Net cash provided by operating activities for the first nine months of 2013 totaled $269.5 million, compared to $288.3 million for the same period in 2012. The decrease was due primarily to lower than expected operating results, including higher inventory as a result of lower than expected sales, and payments of higher incentive compensation; partially offset by lower interest payments due to the lower average interest rates on the Company’s debt. Pension contributions for the first nine months of 2013 and 2012 were $31.8 million and $43.8 million, respectively.

Net cash used in investing activities for the first nine months of 2013 totaled $95.9 million, compared to $114.2 million for the same period in 2012. The year over year change was primarily due to the proceeds from the sale of assets of $64.6 million; partially offset by a slight increase in capital spending, primarily for improving process capabilities. In the prior year, the Company had proceeds from the sale of assets of $17.2 million.

Net cash used in financing activities for the first nine months of 2013 totaled $131.5 million, compared to $410.7 million for the same period in 2012. Current year activities include net payments under revolving credit facilities of $45.2 million and payments on debt of $56 million. The Company entered into Amendment No. 2 to the existing Credit Agreement to extend the maturity dates of its existing revolving credit and term loan facilities, to add revolving credit facilities under which borrowings will be made in Euros, Pounds Sterling, and the Yen, and to amend certain other terms of the the agreement. In addition, the Company completed its debt offering of $425 million aggregated principal amount of 4.75% senior notes due 2021 in a registered public offering and used the net proceeds, together with cash on hand, to refinance, through a redemption, all $425 million of the 9.5% senior notes due 2017. The Company incurred approximately $30 million in fees and expenses related to the senior notes refinancing and amendment activities. In the prior year, the Company entered into an amended and restated Credit Agreement, and approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the outstanding term loans due in May 2014 which totaled $1.68 billion. The Company incurred approximately $22 million in fees and expenses related to the refinancing activities.

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

Covenant Restrictions

The Credit Agreement and the Indenture limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indenture under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for, and as of, the period ended September 30, 2013 are listed below:

Twelve Months Ended
In millions	September 30, 2013
Net Income	$123.9
Income Tax Expense	84.8
Interest Expense, Net	99.4
Depreciation and Amortization including Debt Issuance Costs	279.8
Equity Income of Unconsolidated Entities, Net of Dividends	(0.3)
Other Non-Cash Charges	59.5
Losses Associated with Sale/Write-Down of Assets	0.4
Other Non-Recurring/Extraordinary/Unusual Items	41.8
Credit Agreement EBITDA	$689.3

As of
In millions	September 30, 2013
Short-Term Debt	$83.9
Long-Term Debt	2,148.9
Total Debt	$2,232.8
Less Cash and Cash Equivalents	92.0
Consolidated Indebtedness	$2,140.8

Twelve Months Ended
In millions	September 30, 2013
Interest Expense, Net	$105.9
Less Amortization of Financing Costs	6.5
Consolidated Interest Expense	$99.4

At September 30, 2013, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 3.11 to 1.00

At September 30, 2013, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 6.94 to 1.00

As of September 30, 2013, the Company's credit rating was BB+ by Standard & Poor's and Ba2 by Moody's Investor Services. Both Standard & Poor's and Moody's Investors Services' ratings on the Company included a stable outlook.

If inflationary pressures on key inputs continue, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company's profitability, the Company may not be able to maintain its compliance with the financial covenants in its Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of the financial covenants or any of the other covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the Indenture governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company's domestic assets.

Capital Investment

The Company’s capital investment in the first nine months of 2013 was $153.2 million compared to $128.4 million in the first nine months of 2012. During the first nine months of 2013, the Company had capital spending of $128.7 million for improving process capabilities, including the biomass boiler project in Macon, GA, $17.3 million for capital spares and $7.2 million for manufacturing packaging machinery.

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

The Company also expects the following in 2013:

•	Depreciation and amortization between $270 million and $280 million.

•	Interest expense of $100 million to $110 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of approximately $300 million.

•	Pension plan contributions of $40 million to $50 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2012. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2013. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2012 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

10.2
Amendment No. 2 dated September 13, 2013 to Amended and Restated Credit Agreement dated as of March 16, 2012, as previously amended, among Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Funding Fronting Lender, and JP Morgan Chase Bank, N.A., Citibank, N.A., Goldman Sachs Bank USA and SunTrust Bank, as Co-Syndication Agents, and the several lenders from time to time party thereto. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2013 and incorporated herein by reference.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General Counsel and Secretary	October 30, 2013
Stephen A. Hellrung

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 30, 2013
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 30, 2013
Deborah R. Frank