Form 10-K
period 2013-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2014-02-06
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2013 was approximately $1.6 billion.

As of January 31, 2014 there were approximately 324,746,642 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form  10-K.

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

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of packaging solutions to food, beverage and other consumer products companies. The Company is the largest U.S. producer of folding cartons and holds leading market positions in coated unbleached kraft paperboard, coated-recycled paperboard and multi-wall bags.

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in the beverage, food and other consumer products industries. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, proprietary carton and packaging designs, and its commitment to quality and service.

During November of 2013, certain shareholders of the Company sold approximately 47.9 million shares of common stock in a secondary public offering at $8.38 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”), (“Old Town”, and together with the TPG Entities, the Coors Family Stockholders, the Adolph Coors Foundation, and the CD&R Fund, the "Selling Stockholders"). In connection with the offering, the Company repurchased approximately 23.9 million shares at $8.38 per share resulting in aggregate purchase price of $200 million (the "Share Repurchase"). The Share Repurchase was funded with a combination of cash on hand and borrowings under the Company’s revolving credit facility. After these transactions the shares outstanding held by the Selling Stockholders decreased from approximately 35% to approximately 23%.

During 2013, prior to the November secondary, the Selling Stockholders sold 15 million, 15 million and 28 million shares of common stock in separate secondary public offerings at prices of $7.00, $7.73 and $8.45 per share, respectively. The shares outstanding held by the Selling Stockholders in these offerings decreased from approximately 53% at December 31, 2012 to approximately 35%.

On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its uncoated-recycled board (“URB”) mill. The flexible plastics business was part of the Flexible Packaging segment and the URB mill was part of the Paperboard Packaging segment, and in aggregate, accounted for approximately 2% of net consolidated sales.

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

During December of 2012, the Selling Stockholders sold 18.5 million shares of common stock in a secondary public offering at $6.10 per share, as well as an additional 2.8 million shares pursuant to the underwriters' overallotment option. In connection with the offering, the Company also repurchased approximately 49.2 million shares of its common stock from the Selling Stockholders at $6.10 per share. The Company funded the share repurchase with an incremental term loan borrowing. The shares outstanding held by the Selling Stockholders decreased from approximately 65% to approximately 53%.

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

Paperboard Packaging

The Company’s paperboard packaging products deliver brand, marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

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

Promotional Packaging.  The Company offers a broad range of promotional packaging options that help differentiate its customers’ products in the marketplace. These promotional enhancements improve brand awareness and visibility on store shelves.

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

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its coated unbleached kraft (“CUK”), coated-recycled board (“CRB”), kraft paper containerboard and URB, as well as other grades of paperboard that are purchased from third-party suppliers.

Below is the production at each of the Company’s mills in the paperboard packaging segment during 2013:

Location	Product	# of Machines	2013 Net Tons Produced
West Monroe, LA	CUK	2	777,000
Macon, GA	CUK	2	604,000
Kalamazoo, MI	CRB	2	459,000
Battle Creek, MI	CRB	2	173,000
Middletown, OH	CRB	1	163,000
Santa Clara, CA	CRB	1	141,000
Pekin, IL (a)	URB	1	34,000
West Monroe, LA	Containerboard	1	128,000
West Monroe, LA	Kraft Paper	1	48,000

Note:

(a)	Mill was sold on September 30, 2013.

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of the customer value proposition. In 2013, approximately 82% of mill production of CUK and CRB was consumed internally.

CUK Production.  The Company is the largest of three worldwide producers of CUK. CUK is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly well-suited for a variety of packaging applications.

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

The Company converts CUK and CRB, as well as other grades of paperboard, into cartons at converting plants the Company operates in various locations globally, including a converting plant associated with its joint venture in Japan, contract converters and at licensees outside the U.S. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications.

The Company’s labels business focuses on heat transfer labels and lithographic labels and provides customers with high-quality labels utilizing multiple technology applications. The Company operates dedicated label plants which produce labels for food, beverage, pharmaceutical, automotive, household and industrial products, detergents, and the health and beauty markets.

Flexible Packaging

The Company’s flexible packaging segment includes multi-wall bag facilities and the Pine Bluff, AR mill, which produced approximately 140,000 tons of kraft paper in 2013. In 2013, approximately 58% of the Company's mill production of kraft paper was consumed internally.

The Company is a leading supplier of flexible packaging in North America. Products include multi-wall bags, such as pasted value, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Coated paper products include institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals, and pet foods. Prior to the sale, approximately 27% of the plastics produced were consumed internally. The Company’s facilities are strategically located, allowing it to provide a high level of service to customers, minimize freight and logistics costs, improve order turnaround times and improve supply chain reliability.

Joint Ventures

The Company is a party to a joint venture with Rengo Riverwood Packaging, Ltd. (in Japan) in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its products principally to multinational beverage, food, and other well-recognized consumer product companies. The beverage companies include Anheuser-Busch, Inc., MillerCoors LLC, PepsiCo, Inc. and The Coca-Cola Company. Consumer product customers include Mondelez International Inc., Kraft Foods, Inc., General Mills, Inc., Nestlé USA, Inc., Kellogg Company, HAVI Global Solutions, LLC and Kimberly-Clark Corporation, among others. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Distribution of the Company’s principal products is primarily accomplished through sales offices in the U.S., Australia, Brazil, China, Germany, Italy, Japan, Mexico, Spain, the Netherlands and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2013, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. There are two major CUK producers in the U.S. - MeadWestvaco Corporation and the Company. Internationally, The Klabin Company in Brazil produces similar grades of paperboard.

In beverage packaging, cartons made from CUK compete with substitutes such as plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging are typically priced lower than CUK, the Company believes that cartons made from CUK offer advantages over these materials in areas such as distribution, brand awareness, carton designs, package performance, package line speed, environmental friendliness and design flexibility.

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

Raw Materials

Paperboard Packaging

The paperboard packaging produced by the Company comes from pine trees and recycled fibers. Pine pulpwood, paper and recycled fibers (including DLK and OCC) and energy used in the manufacture of paperboard, as well as poly sheeting, plastic resins and various chemicals used in the coating of paperboard, represent the largest components of the Company’s variable costs of paperboard production.

For the West Monroe, LA and Macon, GA mills, the Company relies on private landowners and the open market for all of its pine pulpwood and recycled fiber requirements, supplemented by CUK clippings that are obtained from its converting operations. The Company believes that adequate supplies from both private landowners and open market fiber sellers currently are available in close proximity to meet its fiber needs at these mills.

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH, and Santa Clara, CA, mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to attain the lowest market price for its recycled fiber given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS. The Company purchases such paperboard requirements, including additional CRB from outside vendors. The majority of external paperboard purchases are acquired through long-term arrangements with other major industry suppliers.

The labels business purchases its primary raw materials, which include heat transfer papers and coated one-side and two-side papers, from a limited number of suppliers. In addition, the group purchases wet strength and metalized paper for specific, niche label applications and shrink sleeve film substrates through a variety of agreements, generally with terms of one to six years.

Flexible Packaging

For its Pine Bluff, AR mill, the Company relies on private landowners and the open market for all of its pine pulpwood and recycled fiber requirements. The multi-wall bag business uses a combination of natural kraft, high performance, bleached, metallic and clay-coated papers in its converting operations. The paper is supplied either internally or directly through other North American paper mills, under supply agreements that are typically renewed annually.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2013 or 2012.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to the beverage, folding carton, housing and construction markets.

Research and Development

The Company’s research and development team works directly with its sales, marketing and consumer insight personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet customer needs. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products; reducing production and waste costs; enhancing the heat-managing characteristics of food packaging; and refining packaging appearance through new printing techniques and materials.

Sustainability represents one of the strongest trends in the packaging industry. The Company’s strategy is to combine sustainability with innovation to create new packaging solutions for its customers.

For more information on research and development expenses see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2013, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,800 U.S. and foreign patents, with more than 700 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology, barrier protection packaging, multi-wall packaging and manufacturing methods. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Cap-Sac®, DI-NA-CAL®, Fridge Vendor®, IntegraPakTM, Kitchen Master®, MicroFlex-Q® , MicroRite®, Quilt Wave®, Qwik Crisp®, Soni-Lok®, Soni-Seal®, Tite-Pak®, The Yard Master®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

Culture and Employees

The Company’s corporate vision — consumer packaging that makes a world of difference — and values of respect, integrity, relationships, teamwork and accountability guide employee behavior, expectations and relations. The Company’s ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company includes a significant focus on continuous improvement utilizing processes like Lean Sigma and Six Sigma. In 2013, employees across the globe participated in lean and six sigma events.

As of December 31, 2013, the Company had approximately 12,900 employees worldwide , of which approximately 54% were represented by labor unions and covered by collective bargaining agreements or covered by work councils in Europe. As of December 31, 2013, approximately 500 of the Company’s employees were working under an expired contract, which is currently being negotiated, and approximately 1,700 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

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

The Company uses productivity improvements to reduce costs and offset inflation. These include global continuous improvement initiatives that use statistical process control to help design and manage many types of activities, including production and maintenance. The Company's ability to realize anticipated savings from these improvements is subject to significant operational, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. If the Company cannot pass through price increases or successfully implement cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company's financial results.

The Company's ability to use its net operating losses to offset its future taxable income may be limited under Section 382 of the Internal Revenue Code.

As of December 31, 2013, the Company had approximately $892.3 million of net operating losses (“NOLs”) available to offset future taxable income for U.S. federal income tax purposes. The Company's ability to use such NOLs to offset taxable income can be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change occurs whenever the aggregate percentage of the Company's common stock owned directly or indirectly by its stockholders who own five percent or more of the Company's common stock (“Significant Stockholders”) increases by more than 50 percentage points over the lowest aggregate percentage of the Company's common stock owned directly or indirectly by such Significant Stockholders at any time during the preceding three years. In addition, under certain circumstances, issuances, sales or other dispositions or acquisitions of the ownership interests in the Company's Significant Stockholders can be deemed an ownership change for the Company.

If an ownership change occurs, Section 382 establishes an annual limitation on the amount of NOL that may be used to offset federal taxable income in future years. As a result, the Company's cash tax liability for such years could increase significantly. The magnitude of the annual limitation on the use of deferred tax assets and the effect of such limitation on the Company is difficult to assess and depends in part on the market value of the Company at the time of the ownership change and prevailing interest rates.

The Company's indebtedness may adversely affect its financial condition and its ability to react to changes in its business.

As of December 31, 2013, the Company had an aggregate principal amount of $2,253.6 million of outstanding debt. Because of the Company's debt level, a portion of its cash flows from operations will be dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Credit Agreement dated March 16, 2012, as amended (the “Credit Agreement”) and the indenture governing its 7.875% Senior Notes due 2018 and the 4.75% Senior Notes due 2021 (the “Indenture”) prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company's flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

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

The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Cap-Sac, DI-NA-CAL, Fridge Vendor, IntegraPak, Kitchen Master, MicroFlex-Q, MicroRite, Quilt Wave, Qwik Crisp, Soni-Lok, Soni-Seal, Tite-Pak, The Yard Master and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

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

The Company's cash flows may be adversely impacted by the Company's pension funding obligations. The Company's pension funding obligations are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. The Company has unfunded obligations of $153.2 million under its domestic and foreign defined benefit pension plans. The funded status of these plans is dependent upon various factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine the pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available to the Company for other purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters

The Company leases its principal executive offices in Atlanta, GA and maintains country headquarters in Australia, China, Germany, Italy, and Japan.

Operating Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time. The operating locations include 7 mills, 38 paperboard converting plants, and 11 flexible packaging plants.

Segment and Location	Related Products or Use of Facility
Paperboard Packaging:
Battle Creek, MI	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Santa Clara, CA	CRB
West Monroe, LA	CUK; Containerboard; Research and Development
Atlanta, GA	Folding Cartons
Bremen, Germany	Folding Cartons
Bristol, Avon, United Kingdom	Folding Cartons
Carol Stream, IL	Folding Cartons; Design Center
Centralia, IL	Folding Cartons
Charlotte, NC	Folding Cartons
Elk Grove, IL (a)	Folding Cartons
Fort Smith, AR (a)	Folding Cartons
Gordonsville, TN	Folding Cartons
Greensboro, NC	Labels
Hoogerheide, Netherlands	Folding Cartons

Igualada, Barcelona, Spain	Folding Cartons
Irvine, CA	Folding Cartons
Jundiai, Sao Paulo, Brazil	Folding Cartons
Kalamazoo, MI	Folding Cartons
Kendallville, IN	Folding Cartons
Lawrenceburg, TN	Folding Cartons
Leeds, United Kingdom	Folding Cartons
Lumberton, NC	Folding Cartons
Marion, OH	Folding Cartons
Masnieres, France	Folding Cartons
Menasha, WI	Folding Cartons
Mississauga, Ontario, Canada	Folding Cartons; Research and Development
Mitchell, SD	Folding Cartons
Norwood, OH	Labels
Oroville, CA	Folding Cartons
Pacific, MO	Folding Cartons
Perry, GA	Folding Cartons
Piscataway, NJ	Folding Cartons
Portlaoise, Ireland	Folding Cartons
Queretaro, Mexico	Folding Cartons
Renton, WA	Folding Cartons
Sneek, Netherlands	Folding Cartons
Solon, OH	Folding Cartons
Tuscaloosa, AL	Folding Cartons
Valley Forge, PA	Folding Cartons; Design Center
Wausau, WI	Folding Cartons
West Monroe, LA (a)	Folding Cartons

Flexible Packaging:
Arcadia, LA	Multi-wall Bag
Eastman, GA	Multi-wall Bag
Fowler, IN	Multi-wall Bag
Kansas City, MO	Multi-wall Bag
Louisville, KY	Multi-wall Bag
New Philadelphia, OH	Multi-wall Bag
North Portland, OR	Multi-wall Bag
Pine Bluff, AR	Kraft Paper
Pine Bluff, AR	Multi-wall Bag
Quincy, IL	Multi-wall Bag
Salt Lake City, UT	Multi-wall Bag
Wellsburg, WV	Multi-wall Bag

Other:
Concord, NH	Research and Development; Design Center
Crosby, MN	Packaging Machinery Engineering Design and Manufacturing
Atlanta, GA	Research and Development; Packaging Machinery and Design

Note:

(a)	Multiple facilities in this location.

ITEM 3.	LEGAL PROCEEDINGS

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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2013.

David W. Scheible, 57, was appointed Chairman of the Board of GPHC on May 22, 2013. He was appointed to the Board of Directors of GPHC upon its formation (under the name New Giant Corporation) in June 2007. Prior to the combination of the businesses of Graphic Packaging Corporation ("GPC") and Altivity Packaging LLC, on March 10, 2008 (the " Altivity Transaction"), he had served as a director, President and Chief Executive Officer of GPC since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as Graphic Packaging International Corporation’s Chief Operating Officer from 1999 until August 2003. He also served as President of Graphic Packaging International Corporation’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995. Mr. Scheible serves on the Board of Directors of Benchmark Electronics, Inc., a provider of integrated electronics manufacturing, design and engineering services.

Daniel J. Blount, 58, is the Senior Vice President and Chief Financial Officer of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President and Chief Financial Officer of GPC since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration of GPC. From August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood Holding, Inc. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood Holding, Inc. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding, Inc. in September 1998. Prior to joining Riverwood Holding, Inc., Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently serving as Senior Vice President, Finance.

Carla J. Chaney, 43, is the Senior Vice President, Human Resources of GPHC, a position she has held since July 15, 2013. Mrs. Chaney joined GPHC from Exide Technologies, a leading global supplier of stored electrical energy. Mrs. Chaney was with Exide Technologies from February 2012 to July 2013 and served most recently as Executive Vice President, Human Resources and Communications. Prior to Exide Technologies, Mrs. Chaney held a variety of leadership roles with Newell Rubbermaid, Inc. from 2004 to 2011, including Group Vice President, Human Resources for the Home & Family business segment, Regional Vice President, Human Resources, EMEA; Corporate Vice President, Global Organization and People Development; and Vice President, Human Resources, Culinary Lifestyles Business. Mrs. Chaney also worked for Georgia-Pacific from 1992 to 2004.

Michael P. Doss, 47, is the Chief Operating Officer of GPHC. Mr. Doss previously held the position of Executive Vice President, Commercial Operations of GPHC. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of GPC since September

2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations.

R. Allen Ennis, 45, is the Senior Vice President, Flexible Division, of GPHC. Mr. Ennis joined GPII in 2011 from Sierra Pacific Packaging, a state-of-the-art food and beverage folding carton manufacturing company. He served as Chief Executive Officer of Sierra Pacific Packaging since founding the company in 1994 until the acquisition by GPII in 2011.

Stephen A. Hellrung, 66, is the Senior Vice President, General Counsel and Secretary of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, General Counsel and Secretary of GPC since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe's Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe's Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.

Alan R. Nichols, 51, is the Senior Vice President, Mills Division of GPHC. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging, LLC from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone Container Corporation from August 2005 to February 2007. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Michael R. Schmal, 60, is the Senior Vice President, Beverage Packaging Division of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of GPC since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Stephen R. Scherger, 49, is the Senior Vice President, Consumer Packaging of GPHC. Mr. Scherger joined GPHC in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Packaging Systems; Vice President and CFO, Papers Group and other executive-level positions.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2013 and 2012 are as follows:

	2013		2012
	High	Low	High	Low
First Quarter	$7.60	$6.55	$5.76	$4.38
Second Quarter	8.06	7.26	5.67	4.51
Third Quarter	8.89	7.91	5.90	5.18
Fourth Quarter	9.60	8.06	6.69	5.51

No cash dividends have been paid during the last three years to the Company’s common stockholders. The Company’s intent is not to pay dividends at this time. Additionally, the Company’s credit facilities and the indenture governing its debt securities place limitations on the Company’s ability to pay cash dividends on its common stock (see “Covenant Restrictions” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data”).

On January 31, 2014, there were approximately 1,800 stockholders of record and approximately 13,600 beneficial holders of GPHC’s common stock.

During the fourth quarter of 2013 the Company purchased shares of common stock as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 1, 2013 through November 30, 2013	23,866,348	$8.38	23,866,348	—
1 Shares were purchased from the underwriters in conjunction with a secondary offering.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2008 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
Graphic Packaging Holding Company
S&P 500
Dow Jones US Containers & Packaging

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Graphic Packaging Holding Company	$100.00	$304.39	$341.23	$373.68	$566.67	$842.11
S&P 500 Stock Index	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones U.S. Container & Packaging Index	100.00	140.45	164.74	164.97	188.24	264.88

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

	Year Ended December 31,
In millions, except per share amounts	2013	2012	2011	2010	2009
Statement of Operations Data:
Net Sales	$4,478.1	$4,337.1	$4,206.3	$4,095.0	$4,095.8
Income from Operations	341.6	322.4	190.3	219.5	282.7
Net Income	146.7	120.1	275.2	10.7	56.4
Net (Income) Loss Attributable to Noncontrolling Interests	(0.1)	2.5	1.7	—	—
Net Income Attributable Graphic Packaging Holding Company	146.6	122.6	276.9	10.7	56.4

Net Income Attributable to Graphic Packaging Holding Company Per Share Basis:
Basic	$0.42	$0.31	$0.74	$0.03	$0.16
Diluted	$0.42	$0.31	$0.73	$0.03	$0.16

Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$52.2	$51.5	$271.8	$138.7	$149.8
Total Assets	4,559.3	4,631.6	4,649.7	4,484.6	4,701.8
Total Debt	2,253.6	2,333.3	2,365.8	2,579.1	2,800.2
Total Equity	1,062.3	972.3	1,166.7	747.0	728.8

Additional Data:
Depreciation and Amortization	$277.4	$266.8	$278.4	$288.7	$305.4
Capital Spending	209.2	203.3	160.1	122.8	129.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business
Overview of 2013 Results
Results of Operations
Financial Condition, Liquidity and Capital Resources
Critical Accounting Policies
New Accounting Standards
Business Outlook
OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s CUK and CRB, as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers. The Company’s labels business focuses on two product lines: heat transfer labels and lithographic labels.

The Company is a leading supplier of flexible packaging in North America. Products include multi-wall bags, such as pasted value, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Coated paper products include institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals and pet foods.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resin, depreciation expense and labor. Inflation increased year over year costs by $51.9 million in 2013 and by $43.1 million in 2012. The higher costs in 2013 are primarily related to energy costs ($24.0 million), wood ($11.6 million), labor and related benefits ($7.6 million), freight ($4.3 million), corrugated cases ($3.9 million), other chemical-based inputs ($2.3 million), external board ($1.5 million), and other costs ($11.6 million). These higher costs were partially offset by lower secondary fiber ($14.9 million).

As the price of natural gas has experienced significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2014. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During 2013, the Company achieved approximately $66 million in cost savings as compared to 2012, through its continuous improvement programs and manufacturing initiatives.

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

Debt Obligations.  The Company has $2,253.6 million of outstanding debt obligations as of December 31, 2013. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and the Indenture also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated secured leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

•
Net Sales in 2013 increased by $141.0 million or 3.3% to $4,478.1 million from $4,337.1 million in 2012 primarily due to higher volume in paperboard packaging. The higher volume was due to the European acquisitions, new consumer product business and open market sales. This increase was partially offset by lower volume in flexible packaging due to continued general market softness, the internalization of paper and to a lesser extent the sale of the flexible plastics business. Net sales also decreased due to lower pricing and unfavorable exchange rates, primarily in Japan.

•
Income from Operations in 2013 increased by $19.2 million, or 6.0%, to $341.6 million from $322.4 million in 2012. The increase was driven primarily by the gain on the sale of the flexible plastics business and improved performance due to cost savings through continuous improvement programs and other strategic initiatives. These increases were partially offset by higher inflation primarily related to energy, the lower pricing, integration costs and unfavorable exchange rates.

•
On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its URB mill. The Company had previously announced the closure of its Brampton, Ontario facility which was also part of the flexible plastics business.

•
During November of 2013, certain shareholders of the Company sold approximately 47.9 million shares of common stock in a secondary public offering at $8.38 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”), (“Old Town” and together with the TPG Entities, the Coors Family Stockholders, the Adolph Coors Foundation, and the CD&R Fund, the named therein the "Selling Stockholders"). In connection with the offering, the Company repurchased approximately 23.9 million shares at $8.38 per share resulting in aggregate purchase price of $200 million (the "Share Repurchase"). The Share Repurchase was funded with a combination of cash on hand and borrowings under the Company’s revolving credit facility. After these transactions the shares outstanding held by the Selling Stockholders decreased from approximately 35% to approximately 23%.

•
During 2013, prior to the November secondary, the Selling Stockholders sold 15 million, 15 million and 28 million shares of common stock in separate secondary public offerings at prices of $7.00, $7.73 and $8.45 per share, respectively. The shares outstanding held by the Selling Stockholders in these offerings decreased from approximately 53% at December 31, 2012 to approximately 35%.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two business segments: paperboard packaging and flexible packaging.

	Year Ended December 31,
In millions	2013	2012	2011
NET SALES:
Paperboard Packaging	$3,844.3	$3,617.0	$3,580.3
Flexible Packaging	633.8	720.1	626.0
Total	$4,478.1	$4,337.1	$4,206.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$402.2	$417.3	$361.3
Flexible Packaging	(1.3)	(24.3)	(98.8)
Corporate	(59.3)	(70.6)	(72.2)
Total	$341.6	$322.4	$190.3

2013 COMPARED WITH 2012

Net Sales

In millions	Year Ended December 31,
	2013	2012	Increase	Percent Change
Paperboard Packaging	$3,844.3	$3,617.0	$227.3	6.3%
Flexible Packaging	633.8	720.1	(86.3)	(12.0)%
Total	$4,478.1	$4,337.1	$141.0	3.3%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2012	Price	Volume/Mix	Exchange	Total	2013
Paperboard Packaging	$3,617.0	$(21.9)	$270.4	$(21.2)	$227.3	$3,844.3
Flexible Packaging	720.1	0.4	(85.9)	(0.8)	(86.3)	633.8
Total	$4,337.1	$(21.5)	$184.5	$(22.0)	$141.0	$4,478.1

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2013 increased by $227.3 million, or 6.3%, to $3,844.3 million from $3,617.0 million in 2012 as a result of the European acquisitions, new consumer product business and open market sales. This increase was partially offset by lower organic volume due to the continuing impact of general market conditions in which volume was down in dry foods, cereal and global beverage. Unfavorable pricing due to deflationary cost pass-throughs and unfavorable currency exchange rate changes, primarily in Japan, also negatively impacted Net Sales.

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2013 decreased by $(86.3) million, or (12.0)%, to $633.8 million from $720.1 million in 2012. The decrease is due to internalization as more paper was consumed internally, lower organic volume/mix due to market softness in certain agriculture sectors, construction and other industrial sectors and the sale of the flexible plastics business.

Income (Loss) from Operations

	Year Ended December 31,
In millions	2013	2012	Increase (Decrease)	Percent Change
Paperboard Packaging	$402.2	$417.3	$(15.1)	(3.6)%
Flexible Packaging	(1.3)	(24.3)	23.0	(a)
Corporate	(59.3)	(70.6)	11.3	(a)
Total	$341.6	$322.4	$19.2	6.0%
(a) Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2012	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2013
Paperboard Packaging	$417.3	$(21.9)	$(12.6)	$(34.7)	$(10.7)	$64.8	$(15.1)	$402.2
Flexible Packaging	(24.3)	0.4	(0.6)	(18.5)	(1.3)	43.0	23.0	(1.3)
Corporate	(70.6)	—	—	1.3	(0.4)	10.4	11.3	(59.3)
Total	$322.4	$(21.5)	$(13.2)	$(51.9)	$(12.4)	$118.2	$19.2	$341.6

(a)	Includes the Company’s cost reduction initiatives, combination-related expenses and sale of businesses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2013 decreased by $(15.1) million, or (3.6)%, to $402.2 million from $417.3 million in 2012. This resulted from higher costs due to inflation, the lower pricing, the lower volume in global beverage markets, higher integration costs, and unfavorable currency exchange rates, primarily in Japan. These decreases were partially offset by cost savings through continuous improvement programs and manufacturing initiatives and the volume from the European Acqusitions. The inflation was primarily related to higher energy costs ($23.7 million), wood ($11.6 million), corrugated cases ($3.9 million), freight ($3.6 million) labor and benefits ($3.4 million), chemical based inputs ($2.3 million) and other costs ($5.1 million). These higher costs were partially offset by lower secondary fiber ($15.9 million) and inks and coatings ($3.0 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging in 2013 was $1.3 million compared to Loss from Operations of $24.3 million in 2012 primarily as a result of the gain on the sale of the flexible plastics business and improved performance due to synergies and cost savings through continuous improvement programs. These increases were offset by inflation, shutdown costs in Brampton, and higher production costs at New Philadelphia, OH. The inflation was related to externally purchased paper ($7.9 million), labor and benefits ($5.5 million), secondary fiber ($1.1 million), chemical-based inputs, primarily resin ($1.0 million), freight ($0.7 million) and other inflation ($2.3 million).

Corporate

The Company’s Loss from Operations from corporate was $59.3 million in 2013 compared to $70.6 million in 2012. The decrease was due to lower compensation costs and lower acquisition/integration costs recorded in corporate during 2013.

INTEREST EXPENSE, NET, INCOME TAX EXPENSE, AND EQUITY INCOME OF UNCONSOLIDATED ENTITIES

Interest Expense, Net

Interest Expense, Net decreased by $9.2 million to $101.9 million in 2013 from $111.1 million in 2012. Interest Expense, Net decreased due to lower total debt, and lower rates on the Company’s debt. As of December 31, 2013, approximately 44% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2013, the Company recognized Income Tax Expense of $67.4 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $212.6 million. During 2012, the Company recognized Income Expense of $82.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $200.3 million. The effective tax rate for 2013 was different than the statutory rate primarily as a result of the Company's determination, based on additional guidance published by the Internal Revenue Service, that it is more likely than not that certain excise tax credit refunds received in 2009 are excludable from taxable income. As a result, the Company will amend its 2009 federal and state income tax returns which will result in an increase in our overall net operating loss carryforward. Other differences in the effective tax rate and the statutory tax rate include the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has NOLs of approximately $892.3 million for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity Income of Unconsolidated Entities

Equity Income of Unconsolidated Entities was $1.5 million in 2013 and $2.3 million in 2012 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

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

Income (Loss) from Operations

	Year Ended December 31,
In millions	2012	2011	Increase	Percent Change
Paperboard Packaging	$417.3	$361.3	$56.0	15.5%
Flexible Packaging	(24.3)	(98.8)	74.5	(a)
Corporate	(70.6)	(72.2)	1.6	(a)
Total	$322.4	$190.3	$132.1	69.4%

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2011	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2012
Paperboard Packaging	$361.3	$12.9	$11.1	$(19.7)	$(7.1)	$58.8	$56.0	$417.3
Flexible Packaging	(98.8)	4.3	5.6	(22.4)	0.3	86.7	74.5	(24.3)
Corporate	(72.2)	—	—	(1.0)	5.3	(2.7)	1.6	(70.6)
Total	$190.3	$17.2	$16.7	$(43.1)	$(1.5)	$142.8	$132.1	$322.4

Note:

(a)	Includes the Company’s cost reduction initiatives, the goodwill impairment charge, and merger-related expenses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2012 increased by $56.0 million, or 15.5%, to $417.3 million from $361.3 million in 2011. This was primarily a result of cost savings through continuous improvement programs and manufacturing initiatives primarily focused on maximizing productivity and minimizing waste in the production cycle, the higher pricing, and the higher volume primarily due to new business. These increases were partially offset by higher costs due to inflation, the lower organic volume in beverage products, start-up costs related to new and relocated business, and unfavorable currency exchange rates, primarily in Europe. The inflation was primarily related to higher labor and benefits ($21.1 million), and freight ($17.7 million), chemical-based input ($16.9 million), wood ($15.1 million), and other costs ($3.5 million). These higher costs were partially offset by lower secondary fiber ($32.5 million), energy costs ($20.0 million) mainly due to the price of natural gas, and externally purchased paperboard ($2.1 million). The Company also incurred higher incentive compensation expense compared to the prior year. During the third quarter 2011, the Company took down time in its converting facilities to manage inventory due to market softness, resulting in approximately $5 million of higher costs due to lower absorption. Additionally in 2011, the Company recorded $8.5 million for severance expense and accelerated depreciation for assets that will be removed from service before the end of their lives due to the closure of the Cincinnati, OH facility and the planned closure of the LaPorte, IN facilities.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging in 2012 was $24.3 million compared to Loss from Operations of $98.8 million in 2011 primarily as a result of the non-cash goodwill impairment charge of $96.3 million recorded in 2011, as well as the higher inflation, and the lower organic volume. The inflation was related to externally purchased paper ($8.7 million), labor and benefits ($5.9 million), chemical-based inputs, primarily resin ($4.1 million), other inflation ($2.0 million) and freight ($1.7 million). Additionally, the Company recorded approximately $16 million for integration activities and for severance expense due to the closure of the Twinsburg, OH bag facility. The higher costs were partially offset by the higher pricing and cost savings through continuous improvement, and the impact of the business combination.

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

Cash Flows

	Years Ended December 31,
In millions	2013	2012
Net Cash Provided by Operating Activities	$458.0	$468.6
Net Cash Used in Investing Activities	$(144.4)	$(294.0)
Net Cash Used in Financing Activities	$(311.1)	$(396.1)

Net cash provided by operating activities in 2013 totaled $458.0 million, compared to $468.6 million in 2012. The decrease was due primarily to lower than expected operating results, including higher inventory as a result of lower than expected sales, higher payments for income taxes, and incentive compensation; partially offset by lower interest payments due to the lower average interest rates on the Company's debt. Pension contributions in 2013 and 2012 were $51.5 million and $55.1 million, respectively.

Net cash used in investing activities in 2013 totaled $144.4 million, compared to $294.0 million in 2012. The change was primarily due to the 2012 European Acquisitions of $118.1 million and current year proceeds from the sale of assets of $73.5 million; partially offset by an increase in current year capital spending, primarily for improving process capabilities.

Net cash used in financing activities in 2013 totaled $311.1 million, compared to $396.1 million used in financing activities in 2012. Current year activities include net payments under revolving credit facilities of $8.8 million and payments on debt of $71.3 million. The Company entered into Amendment No. 2 to the existing Credit Agreement to extend the maturity dates of its existing revolving credit and term loan facilities, to add revolving credit facilities under which borrowings will be made in Euros, Pound Sterling, and the Yen, and to amend certain other terms of the the agreement. In addition, the Company completed its debt offering of $425 million aggregated principal amount of 4.75% senior notes due 2021 in a registered public offering and used the net proceeds, together with cash on hand, to refinance, through a redemption, all $425 million of the 9.5% senior notes due 2017. The Company incurred approximately $30 million in fees and expenses related to the senior notes refinancing and amendment activities. During the fourth quarter of 2013, using cash on hand and borrowings under the Company's revolving credit facility, the Company repurchased and retired approximately $200 million or 23.9 million shares of its common stock at $8.38 per share. In the prior year, the Company entered into an amended and restated Credit Agreement, and approximately $1.53 billion was drawn at closing which, when combined with cash on hand, was used to repay the outstanding term loans due in May 2014 which totaled $1.68 billion. The Company incurred approximately $22 million in fees and expenses related to the refinancing activities. Additionally, during the fourth quarter of 2012, the Company entered into an amendment to the Credit Agreement to provide for an incremental term loan of $300 million which was used to repurchase and retire approximately 49.2 million shares of its common stock at $6.10 per share.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facilities and the revolving credit facility, together with principal and interest payments on the Company's 7.875% Senior Notes due 2018 and the 4.75% Senior Notes due 2021 (the “Notes”), represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

As of December 31, 2013, the Company had approximately $892.3 million of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitations as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more five percent stockholders, or issuance or redemption of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under Section 382 of the Internal Revenue Code. Imposition of any such limitation of the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

As of December 31, 2013, the Company had $44.2 million of cash in foreign jurisdictions for which deferred taxes in the U.S. have not been provided as earnings have been deemed indefinitely reinvested outside the U.S.

The Company has entered into various factoring arrangements, principally at the request of customers through supply chain financing programs, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the FASB Codification"). As of December 31, 2013 and 2012, the Company had received incremental proceeds of approximately $41 million and $11 million, respectively, from the factoring arrangements. Amounts transferred subject to continuing involvement at December 31, 2013 and 2012 were approximately $20 million and $0 million, respectively.

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for and as of the period ended December 31, 2013 are listed below:

Twelve Months Ended
In millions	December 31, 2013
Net Income	$146.7
Income Tax Expense	67.4
Interest Expense, Net	95.6
Depreciation and Amortization including Debt Issuance Costs	283.7
Equity Income of Unconsolidated Entities, Net of Dividends	0.1
Other Non-Cash Charges	57.4
Other Non-Recurring/Extraordinary/Unusual Items	38.4
Credit Agreement EBITDA	$689.3

In millions	As of December 31, 2013
Short-Term Debt	$77.4
Long-Term Debt	2,176.2
Total Debt	$2,253.6
Less: Cash and Cash Equivalents	52.2
Consolidated Indebtedness	$2,201.4

In millions	Twelve Months Ended December 31, 2013
Interest Expense, Net	$101.9
Less: Amortization of Financing Costs	6.3
Consolidated Interest Expense, Net	$95.6

At December 31, 2013, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 3.19 to 1.00

At December 31, 2013, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 7.21 to 1.00

As of December 31, 2013, the Company's credit rating remained BB+ by Standard & Poor's and improved to Ba2 by Moody's Investor Services. Both Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

Capital Investment

The Company’s capital investment in 2013 was $209.2 million compared to $203.3 million in 2012. During 2013, the Company had capital spending of $176.0 million for improving process capabilities, $21.4 million for capital spares and $11.8 million for manufacturing packaging machinery.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2013 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$2,248.0	$75.0	$169.1	$1,575.8	$428.1
Operating Leases	134.1	37.1	50.7	27.4	18.9
Capital Leases	5.6	2.3	2.5	0.8	—
Interest Payable	521.4	78.0	183.7	164.2	95.5
Purchase Obligations (a)	697.6	127.2	170.2	127.0	273.2
Pension Funding	50.0	50.0	—	—	—
Total Contractual Obligations (b)	$3,656.7	$369.6	$576.2	$1,895.2	$815.7

Notes:

(a)    Purchase obligations primarily consist of commitments related to pine pulpwood, wood chips, and wood processing and handling.

(b)
Certain amounts included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2013, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 15% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2013, approximately 15% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $13.6 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2013. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its natural gas usage for 2014. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension expense for defined benefit pension plans was $39.2 million in 2013 compared with $42.5 million in 2012. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.60% and 7.90% in 2013 and 2012, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2013, the net actuarial loss was $154.8 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification.

The discount rate used to determine the present value of future pension obligations at December 31, 2013 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 4.86% and 4.20% in 2013 and 2012, respectively.

The Company’s pension expense is estimated to be approximately $6 million in 2014. The estimate is based on a weighted average expected long-term rate of return of 7.76%, a weighted average discount rate of 4.86% and other assumptions. Pension expense beyond 2014 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $4 million and the December 31, 2013 projected benefit obligation would increase by about $30 million.

The fair value of assets in the Company’s plans was $1,065.7 million at December 31, 2013 and $921.3 million at December 31, 2012. The projected benefit obligations exceed the fair value of plan assets by $153.2 million and $367.6 million as of December 31, 2013 and 2012, respectively. The accumulated benefit obligation (“ABO”) exceeded plan assets by $141.7 million at the end of 2013. At the end of 2012, the ABO exceeded the fair value of plan assets by $351.1 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2013, the Company had seven reporting units, of which six of the units had goodwill.

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

The Company performed its annual goodwill impairment test as of October 1, 2013 and concluded that the fair value of its reporting units exceeded their carrying values including goodwill and, therefore, that goodwill was not impaired.

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

• Deferred Income Taxes and Potential Assessments

According to the Income Taxes topic of the FASB Codification, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The FASB Codification provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. The Company has evaluated the need to maintain a valuation allowance for deferred tax assets based on its assessment of whether it is more likely than not that deferred tax benefits would be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In determining whether a valuation allowance is required, many factors are considered, including the specific taxing jurisdiction, the carryforward period, reversals of existing taxable temporary differences, cumulative pretax book earnings, income tax strategies and forecasted earnings for the entities in each jurisidiction.

As of December 31, 2013, the Company has recorded a valuation allowance of $50.1 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain state net operating loss carryforwards and federal capital loss carryforwards. As of December 31, 2012, a total valuation allowance of $37.3 million was recorded. As of December 31, 2011, the Company recognized $265.2 million of Income Tax Benefit associated with the release of its U.S. federal deferred tax valuation allowance and a substantial portion of its state deferred tax valuation allowance resulting in a total valuation allowance recorded of $37.0 million.

As of December 31, 2013, the Company has only provided for deferred U.S. income taxes on $4.6 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $8.1 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

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

BUSINESS OUTLOOK

Total capital investment for 2014 is expected to be between $185 million and $205 million and is expected to relate principally to the Company’s process capability improvements (approximately $165 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $10 million).

The Company also expects the following in 2014:

•	Depreciation and amortization between $275 million and $285 million.

•	Interest expense of $90 million to $100 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net debt reduction of approximately $350 million.

•	Pension plan contributions of $40 million to $60 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2013, the Company had interest rate swap agreements with a notional amount of $560 million.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$13.1	$—	$—	$0.2	247.3 (a)	$428.1	$688.7	$708.3
Average Interest Rate	10.15%	—%	—%	1.55%	7.88%	4.73%
Variable Rate	$61.9	$69.2	$99.9	$123.0	$1,205.3	$—	$1,559.3	$1,559.3
Average Interest Rate, spread range is .45% — .82%	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	—

(a) Includes Senior Notes with a face amount of $250.0 million.

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Interest Rate Swaps (Pay Fixed/Receive Variable)
Notional	$—	$—	$560.0	$—	$—	$—	$560.0	$(3.6)
Average Pay Rate	—	—	0.75	—%	—	—
Average Receive Rate	—	—	1-Month LIBOR	—	—	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2013, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2013, when aggregated and measured in U.S. dollars at December 31, 2013 exchange rates, had net notional amounts totaling $32.5 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2013 and 2012, there were minimal amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2013 and 2012.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2013
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$24.4	$1.5
Weighted average contractual exchange rate	98.70
Receive $US/Pay Euro	$28.4	$(0.3)
Weighted average contractual exchange rate	1.37
Receive $US/Pay GBP	$12.5	$(0.3)
Weighted average contractual exchange rate	1.61

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2014. The carrying amount and fair value of the natural gas swap contracts is a net asset of $0.8 million as of December 31, 2013. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2013	2012	2011
Net Sales	$4,478.1	$4,337.1	$4,206.3
Cost of Sales	3,752.5	3,617.5	3,568.8
Selling, General and Administrative	384.3	378.1	342.4
Other Income, Net	(13.4)	(7.3)	(2.7)
Restructuring, Goodwill Impairment, and Other Special Charges, Net	13.1	26.4	107.5
Income from Operations	341.6	322.4	190.3
Interest Expense, Net	(101.9)	(111.1)	(144.9)
Loss on Modification or Extinguishment of Debt	(27.1)	(11.0)	(2.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	212.6	200.3	43.3
Income Tax (Expense) Benefit	(67.4)	(82.5)	229.8
Income before Equity Income of Unconsolidated Entities	145.2	117.8	273.1
Equity Income of Unconsolidated Entities	1.5	2.3	2.1
Net Income	$146.7	$120.1	$275.2
Net (Income) Loss Attributable to Noncontrolling Interests	(0.1)	2.5	1.7
Net Income Attributable to Graphic Packaging Holding Company	$146.6	$122.6	$276.9

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.42	$0.31	$0.74
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.42	$0.31	$0.73

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
In millions	2013	2012	2011
Net Income	$146.7	$120.1	$275.2
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	3.2	(0.6)	14.0
Currency Translation Adjustment	(13.7)	0.6	(3.7)
Pension Benefit Plans	127.6	(26.4)	(80.4)
Postretirement Benefit Plans	6.4	(2.7)	1.2
Total Other Comprehensive Income (Loss), Net of Tax	123.5	(29.1)	(68.9)
Total Comprehensive Income	270.2	91.0	206.3
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(0.5)	2.4	1.8
Comprehensive Income Attributable to Graphic Packaging Holding Company	$269.7	$93.4	$208.1

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$52.2	$51.5
Receivables, Net	412.8	461.3
Inventories, Net	557.1	532.5
Deferred Income Tax Assets	171.3	139.3
Other Current Assets	38.8	18.4
Total Current Assets	1,232.2	1,203.0
Property, Plant and Equipment, Net	1,678.9	1,732.2
Goodwill	1,125.4	1,139.0
Intangible Assets, Net	467.0	506.4
Other Assets	55.8	51.0
Total Assets	$4,559.3	$4,631.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$77.4	$79.8
Accounts Payable	428.3	453.7
Compensation and Employee Benefits	112.9	133.9
Interest Payable	15.2	10.1
Other Accrued Liabilities	77.4	75.4
Total Current Liabilities	711.2	752.9
Long-Term Debt	2,176.2	2,253.5
Deferred Income Tax Liabilities	329.9	147.8
Accrued Pension and Postretirement Benefits	198.2	420.7
Other Noncurrent Liabilities	70.2	73.6

Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests (Note 14)	11.3	10.8

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized at December 31, 2013 and December 31, 2012; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized at December 31, 2013 and 2012, 324,746,642 and 344,534,039 shares issued and outstanding at December 31, 2013 and 2012, respectively	3.2	3.4
Capital in Excess of Par Value	1,789.9	1,915.1
Accumulated Deficit	(542.6)	(633.2)
Accumulated Other Comprehensive Loss	(188.2)	(311.3)
Total Graphic Packaging Holding Company Shareholders’ Equity	1,062.3	974.0
Noncontrolling Interests	—	(1.7)
Total Equity	1,062.3	972.3
Total Liabilities and Equity	$4,559.3	$4,631.6

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other
	Common Stock		Capital in Excess of Par Value
In millions, except share amounts	Shares	Amount		Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	343,698,778	$3.4	$1,965.2	$(1,008.3)	$(213.3)	$—	$747.0
Net Income (Loss)	—	—	—	276.9	—	(1.6)	275.3
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	14.0	—	14.0
Pension and Postretirement Benefit Plans	—	—	—	—	(79.1)	—	(79.1)
Currency Translation Adjustment	—	—	—	—	(3.7)	—	(3.7)
Issuance of Common Stock, Net	52,530,975	0.5	237.0	—	—	—	237.5
Repurchase of Common Stock	(7,264,922)	—	(32.9)	—	—	—	(32.9)
Investment in Subsidiaries	—	—	(3.1)	—	—	0.4	(2.7)
Recognition of Stock-Based Compensation	—	—	11.3	—	—	—	11.3
Issuance of Shares for Stock-Based Awards	509,955	—	—	—	—	—	—
Balances at December 31, 2011	389,474,786	$3.9	$2,177.5	$(731.4)	$(282.1)	$(1.2)	$1,166.7
Net Income (Loss)	—	—	—	122.6	—	(0.5)	122.1
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(0.6)	—	(0.6)
Pension and Postretirement Benefit Plans	—	—	—	—	(29.2)	—	(29.2)
Currency Translation Adjustment	—	—	—	—	0.6	—	0.6
Repurchase of Common Stock	(49,180,327)	(0.5)	(275.1)	(24.4)	—	—	(300.0)
Investment in Subsidiaries	—	—	3.1	—		—	3.1
Recognition of Stock-Based Compensation	—	—	9.6	—	—	—	9.6
Issuance of Shares for Stock-Based Awards	4,239,580	—	—	—	—	—	—
Balances at December 31, 2012	344,534,039	$3.4	$1,915.1	$(633.2)	$(311.3)	$(1.7)	$972.3
Net Income	—	—	—	146.6	—	—	146.6
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3.2	—	3.2
Pension and Postretirement Benefit Plans	—	—	—	—	133.5	—	133.5
Currency Translation Adjustment	—	—	—	—	(13.6)	—	(13.6)
Repurchase of Common Stock	(23,866,348)	(0.2)	(143.8)	(56.0)	—	—	(200.0)
Investment in Subsidiaries	—	—	(1.7)	—	—	1.7	—
Recognition of Stock-Based Compensation	—	—	20.3	—	—	—	20.3
Issuance of Shares for Stock-Based Awards	4,078,951	—	—	—	—	—	—
Balances at December 31, 2013	324,746,642	$3.2	$1,789.9	$(542.6)	$(188.2)	$—	$1,062.3
The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$146.7	$120.1	$275.2

Non-cash Items Included in Net Income:
Depreciation and Amortization	277.4	266.8	278.4
Goodwill Impairment Charge	—	—	96.3
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	4.5	7.5	2.1
Amortization of Deferred Debt Issuance Costs	7.0	6.2	7.0
Deferred Income Taxes	62.7	76.0	(238.4)
Amount of Postretirement Expense Less Than Funding	(12.4)	(14.0)	(38.8)
Gain on the Sale of Assets	(26.6)	—	—
Asset Write-offs	1.5	5.6	7.0
Other, Net	19.5	17.5	19.8
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 3)	(22.3)	(17.1)	(20.8)
Net Cash Provided by Operating Activities	458.0	468.6	387.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(209.2)	(203.3)	(160.1)
Acquisition of Businesses	—	(118.1)	(51.9)
Cash Acquired Related to Business Acquisitions	—	13.1	—
Proceeds Received from the Sale of Assets, Net of Selling Costs	73.5	18.8	2.3
Other, Net	(8.7)	(4.5)	(2.1)
Net Cash Used in Investing Activities	(144.4)	(294.0)	(211.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	—	—	237.7
Repurchase of Common Stock	(200.0)	(300.0)	(32.9)
Proceeds from Issuance or Modification of Debt	425.0	1,300.0	—
Retirement of Long-Term Debt	(425.0)	—	—
Payments on Debt	(71.3)	(1,703.4)	(249.2)
Borrowings under Revolving Credit Facilities	1,729.2	1,367.2	92.1
Payments on Revolving Credit Facilities	(1,738.0)	(1,034.7)	(89.6)
Redemption and Early Tender Premiums and Debt Issuance Costs	(29.9)	(27.7)	—
Repurchase of Common Stock related to Share-Based Payments	(11.2)	(10.7)	—
Other, Net	10.1	13.2	(0.3)
Net Cash Used in Financing Activities	(311.1)	(396.1)	(42.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.8)	1.2	(0.7)

Net Increase (Decrease) in Cash and Cash Equivalents	0.7	(220.3)	133.1
Cash and Cash Equivalents at Beginning of Period	51.5	271.8	138.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52.2	$51.5	$271.8

Non-cash investing activities:

Total Consideration Received from the Sale of Assets	$83.2	$—	$—
Cash Proceeds Received from the Sale of Assets	73.5	—	—
Non-cash Consideration Received from the Sale of Assets	$9.7	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying Consolidated Financial Statements include the worldwide operations of the paperboard packaging segment, which includes the paperboard packaging, packaging machinery, labels, and containerboard businesses, and the flexible packaging segment, which produces kraft paper and converts kraft, specialty paper and plastics into multi-wall, consumer and specialty retail bags and produces flexible packaging, and laminations. Intercompany transactions and balances are eliminated in consolidation. As a result of purchase accounting, certain adjustments have been made to the December 31, 2012 balance sheet in order to conform to the required presentation (see Note 4 — Acquisitions). Certain other reclassifications have been made to prior year amounts to conform to current year presentation.

The Company holds a 50% ownership interest in a joint venture with Rengo Riverwood Packaging, Ltd. (in Japan) which is accounted for using the equity method.

The Company holds an 87% ownership interest in Graphic Flexible Packaging, LLC, which is consolidated in the Company's financial statements. The noncontrolling interest in this joint venture is shown in the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, slow-moving and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows, discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples associated with impairment testing of goodwill and long-term assets, fair values related to the allocation of purchase price to property, plant and equipment and intangible assets in connection with business combinations, fair value of derivative financial instruments, deferred income tax assets and potential income tax assessments, and loss contingencies.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company has entered into various factoring arrangements, principally at the request of customers through supply chain financing programs, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the FASB Codification"). As of December 31, 2013 and 2012, the Company had received incremental proceeds of approximately $41 million and $11 million, respectively, from the factoring arrangements. Amounts transferred subject to continuing involvement at December 31, 2013 and 2012 were approximately $20 million and $0 million, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. As of and for the years ended December 31, 2013 and 2012, no customer accounted for more than 10% of net sales or net accounts receivable.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $3.5 million, $2.2 million and $1.5 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and Amortization

Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles, trucks and tractors	3 to 5 years

Depreciation expense, including the depreciation expense of assets under capital leases, for 2013, 2012 and 2011 was $232.5 million, $222.7 million and $231.4 million, respectively.

Intangible assets with a determinable life are amortized on a straight-line basis over that period. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset .

Goodwill is the Company’s only intangible asset not subject to amortization at December 31, 2013 and 2012. The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$670.6	$(242.7)	$427.9	$669.7	$(204.3)	$465.4
Patents, Trademarks and Licenses	118.7	(79.6)	39.1	113.8	(72.8)	41.0
Total	$789.3	$(322.3)	$467.0	$783.5	$(277.1)	$506.4

The Company recorded amortization expense for the years ended December 31, 2013, 2012 and 2011 of $44.9 million,
$44.1 million and $47.0 million, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $44 million for 2014 through 2016 and approximately $41 million for 2017 and 2018.

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

Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount including goodwill, to the fair value of the reporting unit. The estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including future cash flows, and market data and analysis, including market capitalization. The assumptions we use are based on what we believe a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The Company performed a quantitative impairment analysis of goodwill associated with each of our reporting units as of October 1, 2013 and concluded that the fair values were in excess of the carrying values of each of the reporting units and therefore goodwill was not impaired.

Because of declines in operating results against projections in 2011, the Company performed an interim impairment analysis for the flexible packaging reporting unit as of September 30, 2011. The Company determined the fair value of the reporting unit by utilizing a discounted cash flow analysis based on recent forecasts which were discounted using a weighted average cost of capital, and market indicators of terminal year cash flows based upon a multiple of EBITDA. This valuation approach is based on Level 3 inputs in the fair value hierarchy. See Note 10 - Fair Value Measurement for detail information. Based on this analysis, the Company recorded a non-cash pre-tax goodwill impairment charge of $96.3 million in the third quarter of 2011. This charge is recorded as Restructuring, Goodwill Impairment and Other Special Charges in the Company's Consolidated Statements of Operations.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Packaging	Flexible Packaging	Total
Balance at December 31, 2011	$1,106.1	$29.6	$1,135.7
Acquisition of Businesses	18.4	—	18.4
Purchase Accounting Adjustments	(0.8)	(13.9)	(14.7)
Disposal of Business	(1.4)	—	(1.4)
Foreign Currency Effects	0.9	0.1	1.0
Balance at December 31, 2012	$1,123.2	$15.8	$1,139.0
Disposal of Business	(3.4)	(7.5)	(10.9)
Foreign Currency Effects	(2.6)	(0.1)	(2.7)
Balance at December 31, 2013	$1,117.2	$8.2	$1,125.4

Retained Insurable Risks

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of the FASB Codification. A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2013, 2012 and 2011 were $16.8 million, $16.1 million and $16.0 million, respectively.

Restructuring, Goodwill Impairment and Other Special Charges

The following table summarizes the transactions recorded in Restructuring, Goodwill Impairment and Other Special Charges in the Consolidated Statements of Operations as of December 31:

In millions	2013	2012	2011
(Gain) Loss on Sale or Closure of Certain Assets	$(17.9)	$3.0	$5.3
Net Charges Associated with Business Combinations	29.2	21.7	1.2
Other Special Charges	1.8	1.7	4.7
Goodwill Impairment	—	—	96.3
Total	$13.1	$26.4	$107.5

The Company has undertaken restructuring activities associated with the integration of the business combinations that occurred within the Paperboard Packaging and in the Flexible Packaging segments in 2012 and 2011, respectively. These charges primarily relate to one-time termination benefits and other closure costs associated with the rationalization of the business. These activities were near completion and substantially all amounts have been paid out as of December 31, 2013.

On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its uncoated-recycled board ("URB") mill. The Company had previously announced the closure of its Brampton, Ontario facility which was also part of the flexible plastics business. This facility was sold in December 2013. Approximately $11 million of goodwill was written off relating to the sales. The financial impacts of these transactions are reflected as (Gain) Loss

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on Sale or Closure of Certain Assets in Restructuring, Goodwill Impairment and Other Special Charges, Net in the Consolidated Statement of Operations. The flexible plastics business was part of the Flexible Packaging segment and the URB mill was part of the Paperboard Packaging segment, and in aggregate, accounted for approximately 2% of Consolidated Net Sales.

Equity Offerings and Repurchases

During November of 2013, certain shareholders of the Company sold approximately 47.9 million shares of common stock in a secondary public offering at $8.38 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”), (“Old Town” and together with the TPG Entities, the Coors Family Stockholders, the Adolph Coors Foundation, and the CD&R Fund, the "Selling Stockholders"). In connection with the offering, the Company repurchased approximately 23.9 million shares at $8.38 per share resulting in aggregate purchase price of $200 million (the "Share Repurchase"). The Share Repurchase was funded with a combination of cash on hand and borrowings under the Company’s revolving credit facility. After these transactions, the shares outstanding held by the Selling Stockholders decreased from approximately 35% to approximately 23%.

During 2013, prior to the November secondary offering, the Selling Stockholders sold 15 million, 15 million and 28 million shares of common stock in separate secondary public offerings at prices of $7.00, $7.73 and $8.45 per share, respectively. The shares outstanding held by the Selling Stockholders in these offerings decreased from approximately 53% at December 31, 2012 to approximately 35%.

During December of 2012, the Selling Stockholders sold 18.5 million shares of common stock in a secondary public offering at $6.10 per share, as well as an additional 2.8 million shares pursuant to the underwriters' overallotment option. In connection with the offering, the Company also repurchased approximately 49.2 million shares of its common stock from the Selling Stockholders at $6.10 per share. The Company funded the share repurchase with an incremental term loan borrowing. The shares outstanding held by the Selling Stockholders decreased from approximately 65% to approximately 53%.

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

Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted revised guidance on the Comprehensive Income topic of the FASB Codification which requires an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective October 1, 2013, the Company adopted revised guidance on Foreign Currency Matters topic of the FASB Codification, which requires a parent entity that ceases to have a controlling financial interest in a subsidiary or group of assets that represents a business, within a foreign entity, to release any related cumulative translation adjustment into net income. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2.	SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2013	2012
Trade	$396.7	$445.8
Less: Allowance	(5.3)	(6.4)
	391.4	439.4
Other	21.4	21.9
Total	$412.8	$461.3

Inventories, Net by major class:

In millions	2013	2012
Finished Goods	$288.3	$270.5
Work in Progress	49.2	50.6
Raw Materials	149.7	152.1
Supplies	69.9	59.3
Total	$557.1	$532.5

Other Current Assets:

In millions	2013	2012
Prepaid Assets	$29.9	$18.3
Assets Held for Sale	6.6	—
Fair Value of Derivatives, current portion	2.3	0.1
Total	$38.8	$18.4

Property, Plant and Equipment, Net:

In millions	2013	2012
Property, Plant and Equipment, at Cost:
Land and Improvements	$114.0	$123.0
Buildings	405.8	414.7
Machinery and Equipment (1)	3,570.7	3,489.6
Construction-in-Progress	130.2	169.5
	4,220.7	4,196.8
Less: Accumulated Depreciation (1)	(2,541.8)	(2,464.6)
Total	$1,678.9	$1,732.2

(1) Includes gross assets under capital lease of $11.7 million and related accumulated depreciation of $2.3 million as of December 31, 2013 and gross assets under capital lease of $10.2 million and related accumulated depreciation of $1.5 million as of December 31, 2012.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets:

In millions	2013	2012
Deferred Debt Issuance Costs, Net of Amortization of $9.5 million and $9.1 million for 2013 and 2012, respectively	$24.3	$25.7
Deferred Income Tax Assets	8.9	10.1
Pension Assets	0.7	—
Note Receivable	9.1	—
Other	12.8	15.2
Total	$55.8	$51.0

Other Accrued Liabilities:

In millions	2013	2012
Fair Value of Derivatives, current portion	$3.3	$3.0
Deferred Revenue	10.7	13.1
Accrued Customer Rebates	14.1	16.6
Other	49.3	42.7
Total	$77.4	$75.4

Other Noncurrent Liabilities:

In millions	2013	2012
Deferred Revenue	$5.1	$6.5
Multi-employer Plans	25.4	24.2
Workers Compensation Reserve	12.7	14.1
Other	27.0	28.8
Total	$70.2	$73.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Provided by (Used in) Operations Due to Changes in Operating Assets and Liabilities:

In millions	2013	2012	2011
Receivables, Net	$49.3	$7.3	$0.7
Inventories, Net	(39.5)	(23.9)	(43.0)
Prepaid Expenses	(11.4)	(0.2)	3.4
Other Assets	(3.8)	4.0	(5.8)
Accounts Payable	(13.9)	6.8	27.5
Compensation and Employee Benefits	(20.8)	16.9	(3.3)
Income Taxes	1.1	(4.5)	0.8
Interest Payable	21.9	(14.9)	(6.9)
Other Accrued Liabilities	(1.1)	(8.7)	(6.5)
Other Noncurrent Liabilities	(4.1)	0.1	12.3
Total	$(22.3)	$(17.1)	$(20.8)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2013	2012	2011
Interest	$89.6	$117.5	$143.7
Income Taxes	$12.1	$8.9	$8.2

NOTE 4.	ACQUISITIONS

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

The purchase price of the European Acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date. The European Acquisitions were made to grow the European food and beverage business and optimize the Company's supply chain footprint around customer needs. The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Management believes that the portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including 1) cost-reduction opportunities and synergies by combining sales and support functions and eliminating duplicate corporate functions, 2) providing new opportunities for top-line growth, which will allow the Company to compete effectively in the global packaging market, and 3) expansion of the Company’s manufacturing system. The Company does not expect goodwill to be deductible for tax purposes. The purchase price allocation is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$118.4	$(0.3)	$118.1
Assumed Debt	36.9	—	36.9
Total Purchase Consideration	$155.3	$(0.3)	$155.0

In millions
Cash and Cash Equivalents	$13.1	$—	$13.1
Receivables, Net	65.7	—	65.7
Inventories	35.8	1.3	37.1
Other Current Assets	0.9	(0.2)	0.7
Property, Plant and Equipment, Net	70.1	25.6	95.7
Intangible Assets, Net	—	7.3	7.3
Total Assets Acquired	185.6	34.0	219.6
Current Liabilities, Excluding Current Portion of Long-Term Debt	49.0	—	49.0
Pension and Postretirement Benefits	24.7	—	24.7
Deferred Tax (Assets) Liabilities	(0.6)	8.3	7.7
Other Noncurrent Liabilities	1.6	—	1.6
Total Liabilities Assumed	74.7	8.3	83.0
Net Assets Acquired	110.9	25.7	136.6
Goodwill	44.4	(26.0)	18.4
Total Estimated Fair Value of Net Assets Acquired	$155.3	$(0.3)	$155.0

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5.	DEBT

Short-Term Debt is comprised of the following:

In millions	2013	2012
Short-Term Borrowings	$12.4	$12.9
Current Portion of Capital Lease Obligations	2.4	2.2
Current Portion of Long-Term Debt	62.6	64.7
Total	$77.4	$79.8

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2013 and 2012 was 10.1% and 8.9%, respectively.

Long-Term Debt is comprised of the following:

In millions	2013	2012
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$247.3	$246.8
Senior Notes with interest payable semi-annually at 9.5%, payable in 2017 ($425.0 million face amount)	—	423.2
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	—
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.0% at December 31, 2013) payable through 2018	1,214.6	1,275.0
Senior Secured Revolving Facility with interest payable at floating rates (2.1% at December 31, 2013) payable in 2018	344.3	325.8
Capital Lease Obligations	5.6	7.8
Other	16.8	54.7
	2,253.6	2,333.3
Less: Current Portion	77.4	79.8
Total	$2,176.2	$2,253.5

Long-Term Debt maturities (excluding capital leases) are as follows:

In millions
2014	$75.0
2015	69.2
2016	99.9
2017	123.2
2018	1,452.6
After 2018	428.1
Total	$2,248.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During June of 2013, the Company redeemed 100% of the $425 million aggregated principal of its 9.5% Senior Notes due in 2017. The bonds were redeemed at a price of 104.75%. The early redemption premium, unamortized issue premium and discount, and unamortized deferred financing costs of $25.9 million are reflected as Loss on Modification or Extinguishment of Debt in the Company's Consolidated Statement of Operations.

On September 13, 2013, the Company entered into Amendment No. 2 to the Credit Agreement to extend the maturity date of its existing revolving credit and term loan facilities from March 16, 2017 to September 13, 2018 and to amend certain other terms of the the agreement. Under the amendment, the Company added a €75.0 million (approximately $100 million) revolving credit facility, under which borrowings will be made in Euros and Pound Sterling, and a ¥2.5 billion (approximately $25 million) revolving credit facility, under which borrowings will be made in Yen. Both revolving credit facilities will have the same maturity and interest rate pricing as the Company's current $1.0 billion revolving credit facility. In addition, Amendment No. 2 reduces the applicable margins for the existing facilities, which will be based on LIBOR and will vary between 150 basis points and 250 basis points depending upon the Company's current consolidated total leverage ratio. The Company's current rate is LIBOR plus 175 basis points. The extension of the term loans and revolving credit facility were treated primarily as a modification of debt. As a result, $1.2 million of fees were expensed as part of the loss on modification or extinguishment of debt, and the remaining fees of $2.2 million were deferred and will be amortized over the term of the debt.

At December 31, 2013, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Domestic Revolving Credit Facility (a)	$1,000.0	$296.0	$676.8
International Facilities	159.3	65.0	94.3
Total	$1,159.3	$361.0	$771.1

Note:

(a)
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $27.2 million as of December 31, 2013. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire through January 1, 2015 unless extended.

The Credit Agreement and the indenture governing the 7.875% Senior Notes due 2018 and the 4.75% Senior Notes due 2021 (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of December 31, 2013, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

NOTE 6.	STOCK INCENTIVE PLANS

The Company has one active equity compensation plan under which new grants are made, the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the “2004 Plan”). Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards to employees and directors of the Company. Stock options and other awards granted under the Company’s 2004 plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2004 plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

GPC and the Company have not granted any stock options since 2004. As of December 31, 2013, there are no options outstanding and all stock options outstanding as of December 31, 2012 have been exercised or have expired and been cancelled.

A summary of option activity during the three years ended December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price
Outstanding — December 31, 2010	5,280,267	$7.50
Exercised	(71,350)	2.12
Canceled	(27,000)	5.69
Outstanding — December 31, 2011	5,181,917	$7.58
Exercised	(300,000)	1.56
Canceled	(2,130,754)	7.88
Outstanding — December 31, 2012	2,751,163	$8.01
Exercised	(1,756,629)	6.66
Canceled	(994,534)	10.40
Outstanding — December 31, 2013	—	$—

During 2013, 2012 and 2011 the intrinsic value of options exercised was $2.1 million, $1.1 million and $0.2 million, respectively.

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2004 Plan permits the grant of stock awards, restricted stock and RSUs. Generally, all RSUs vest and become payable in three years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets and service requirements that must be met for the shares to vest. Upon vesting, RSUs granted in 2011, 2012 and 2013 are payable solely in shares of common stock. RSUs granted in 2010 were payable in cash and shares of common stock based on the proportion set forth in the grant agreement. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

	2013	2012	2011
RSUs — Employees	3,335,039	3,793,045	3,979,591
Weighted-average grant date fair value	$7.34	$5.44	$5.16
Stock Awards — Board of Directors	103,842	207,288	198,888
Weighted-average grant date fair value	$7.80	$5.21	$5.43

A summary of the changes in the number of unvested RSUs from December 31, 2010 to December 31, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2010	13,843,484	$2.05
Granted	3,979,591	5.16
Released	(276,700)	1.75
Forfeited	(787,524)	2.94
Outstanding — December 31, 2011	16,758,851	$2.75
Granted	3,793,045	5.44
Released	(8,024,847)	1.09
Forfeited	(216,762)	4.53
Outstanding — December 31, 2012	12,310,287	$4.63
Granted	3,335,039	7.34
Released	(5,299,116)	3.94
Forfeited	(510,077)	5.94
Outstanding — December 31, 2013	9,836,133	$5.86

The initial value of the RSUs is based on the market value of the Company’s common stock on the date of grant. RSUs payable in cash are subject to variable accounting and marked to market accordingly. RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. The unrecognized expense at December 31, 2013 is approximately $25 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2013, 2012 and 2011, $19.0 million, $27.8 million and $17.6 million, respectively, were charged to compensation expense for stock incentive plans. During 2013, 2012 and 2011, cash payments for share-based liabilities were $13.3 million, $21.3 million and $12.0 million, respectively.

During 2013, 2012, and 2011, RSUs with an aggregate fair value of $27.3 million, $20.7 million and $0.7 million, respectively, vested and were paid out. Approximately two-thirds of each of these amounts were payable in shares of common stock and one-third was payable in cash. The RSUs vested in 2013 were granted primarily during 2010.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

The Company assumed additional defined benefit plans due to the European Acquisitions and DNK Transaction.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2013	2012	2011	2013	2012	2011
Components of Net Periodic Cost:
Service Cost	$16.3	$18.3	$19.3	$1.2	$1.2	$1.1
Interest Cost	52.2	51.1	52.2	2.0	2.3	2.5
Expected Return on Plan Assets	(68.0)	(58.1)	(58.3)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.7	0.7	0.5	(0.4)	(0.2)	(0.2)
Actuarial Loss (Gain)	36.1	30.1	13.4	(1.1)	(1.4)	(1.7)
Special Termination Benefit	1.2	—	—	—	—	—
Other	0.7	0.4	(0.5)	—	(0.1)	—
Net Periodic Cost	$39.2	$42.5	$26.6	$1.7	$1.8	$1.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Weighted Average Assumptions:
Discount Rate	4.20%	4.85%	5.74%	3.97%	4.74%	5.48%
Rate of Increase in Future Compensation Levels	2.03%	2.16%	2.16%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	7.60%	7.90%	7.96%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	9.00%	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	—	—	—	4.50%	5.00%	5.00%
Ultimate Year	—	—	—	2023	2018	2018

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,288.9	$1,069.8	$56.4	$53.0
Service Cost	16.3	18.3	1.2	1.2
Interest Cost	52.2	51.1	2.0	2.3
Actuarial (Gain) Loss	(91.4)	101.8	(8.3)	3.0
Foreign Currency Exchange	3.4	6.7	—	—
Curtailment Gain	(0.3)	(0.2)	—	—
Acquisitions	—	82.0	—	—
Benefits Paid	(51.8)	(45.0)	(1.8)	(3.2)
Amendments	—	4.5	(1.8)	—
Other	1.6	(0.1)	0.2	0.1
Benefit Obligation at End of Year	$1,218.9	$1,288.9	$47.9	$56.4

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$921.3	$754.5	$—	$—
Actual Return on Plan Assets	142.1	93.9	—	—
Employer Contributions	51.5	55.1	1.8	3.2
Foreign Currency Exchange	2.8	6.2	—	—
Benefits Paid	(51.8)	(45.0)	(1.8)	(3.2)
Acquisitions	—	57.4	—	—
Other	(0.2)	(0.8)	—	—
Fair Value of Plan Assets at End of Year	$1,065.7	$921.3	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(153.2)	$(367.6)	$(47.9)	$(56.4)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$0.7	$—	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(1.1)	$(0.8)	$(2.5)	$(2.5)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(152.8)	$(366.8)	$(45.4)	$(53.9)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$154.8	$356.7	$(11.9)	$(4.7)
Prior Service Cost (Credit)	$3.6	$4.3	$(2.2)	$(0.8)
Weighted Average Calculations:
Discount Rate	4.86%	4.20%	4.74%	3.97%
Rates of Increase in Future Compensation Levels	1.88%	2.03%	—	—
Initial Health Care Cost Trend Rate	—	—	7.50%	9.00%
Ultimate Health Care Cost Trend Rate	—	—	4.77%	4.50%
Ultimate Year	—	—	2027	2023

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,207.4 million and $1,272.4 million at December 31, 2013 and 2012, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2013 and 2012, except Canada as of December 31, 2013.

Employer Contributions

The Company made contributions of $51.5 million and $55.1 million to its pension plans during 2013 and 2012, respectively. The Company also made postretirement health care benefit payments of $1.8 million and $3.2 million during 2013 and 2012, respectively. For 2014, the Company expects to make contributions of $40 to $60 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2013 and 2012, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2013	2012
Cash	1.1%	2.2%	1.4%
Equity Securities	52.2	52.7	52.9
Fixed Income Securities	40.2	38.6	38.9
Other Investments	6.5	6.5	6.8
Total	100.0%	100.0%	100.0%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2013 and 2012:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2013
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$23.8	$4.5	$19.3	$—
Equity Securities:
Domestic (a)	378.0	75.8	302.2	—
Foreign (a)	183.1	64.7	118.4	—
Fixed Income Securities (a)	411.3	261.8	149.5	—
Other Investments:
Real estate (a)	20.9	—	20.9	—
Diversified growth fund (b)	48.6	—	48.6	—
Total	$1,065.7	$406.8	$658.9	$—

	Fair Value Measurements at December 31, 2012
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$13.2	$3.0	$10.2	$—
Equity Securities:
Domestic (a)	319.1	63.6	255.5	—
Foreign (a)	168.6	76.6	92.0	—
Fixed Income Securities (a)	357.7	217.3	140.4	—
Other Investments:
Real estate (a)	18.7	—	18.7	—
Diversified growth fund (b)	44.0	—	44.0	—
Total	$921.3	$360.5	$560.8	$—

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

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2013 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Cost Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.3	$(0.3)
Effect on Year-End Postretirement Benefit Obligation	$3.2	$(2.7)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2023:

In millions	Pension Plans	Postretirement Health Care Benefits
2014	$79.5	$2.8
2015	56.9	3.1
2016	60.2	3.5
2017	63.6	3.7
2018	67.0	3.9
2019— 2023	378.4	21.1

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2014

During 2014, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits
Recognition of Prior Service Cost	$0.7	$0.3
Recognition of Actuarial Loss (Gain)	12.1	(1.1)

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2013 and 2012 was $5.7 million and $8.1 million, respectively.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. At December 31, 2013, and December 31, 2012, the Company has $25.4 million and $24.2 million, respectively, recorded in Other Noncurrent Liabilities for these withdrawal liabilities which represents the Company's best estimate of the expected withdrawal liability.

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

The Company recorded charges of $1.5 million during 2013 related to the complete withdrawal from the United Food and Commercial Workers International Union - Industry Pension Fund and $1.0 million during 2011 related to the partial withdrawal from the Paper Industry Union - Pension Fund ("PIUMP"). There were no similar charges recorded for the year ended December 31, 2012. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company's results of operations, financial position, or cash flows.

The Company's participation in these plans for the year ended December 31, 2013, 2012 and 2011 is shown in the table below:

		Pension Protection Act Zone Status			Company Contributions (in millions)
Multi-employer Pension Fund	EIN/Pension Plan Number	2013	2012	FIP/RP Status Implemented	2013	2012	2011	Surcharged Imposed	Expiration Date of Bargaining Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2014
PIUMP	11-6166763/001	Red	Red	Yes	0.4	0.5	0.5	Yes	9/30/2014
Western Conference of Teamsters Pension Trust - Northwest Area	91-6145047/001	Green	Green	No	0.1	0.1	0.1	No	4/30/2014
Total					$0.6	$0.7	$0.7

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2013 and 2012 is for the plan's year-end at December 31, 2012 and December 31, 2011, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2013, 2012 and 2011 were $27.9 million, $23.7 million and $22.9 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8.	INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2013	2012	2011
U.S.	$252.0	$200.4	$53.8
International	(39.4)	(0.1)	(10.5)
Income before Income Taxes and Equity Income of Unconsolidated Entities	$212.6	$200.3	$43.3

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2013	2012	2011
Current (Expense) Benefit:
U.S.	$(1.4)	$(3.4)	$(3.4)
International	(3.3)	(3.1)	(5.2)
Total Current	$(4.7)	$(6.5)	$(8.6)

Deferred (Expense) Benefit:
U.S.	(65.3)	(76.0)	238.9
International	2.6	—	(0.5)
Total Deferred	$(62.7)	$(76.0)	$238.4
Income Tax (Expense) Benefit	$(67.4)	$(82.5)	$229.8

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities at the federal statutory rate of 35% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
In millions	2013	Percent	2012	Percent	2011	Percent
Income Tax Expense at U.S. Statutory Rate	$(74.4)	35.0%	$(70.1)	35.0%	$(15.2)	35.0%
U.S. State and Local Tax (Expense) Benefit	(7.7)	3.6	(6.3)	3.1	(4.2)	9.8
Goodwill Impairment	—	—	—	—	(18.5)	42.7
Capital Loss on Subsidiary Stock	5.4	(2.6)	—	—	—	—
Permanent Items	(3.5)	1.7	(3.4)	1.6	(2.4)	5.6
Change in Valuation Allowance	(15.2)	7.2	(1.8)	0.9	262.8	(606.8)
International Tax Rate Differences	2.9	(1.4)	0.4	(0.1)	(1.4)	3.2
Foreign Withholding Tax	(0.4)	0.2	(0.2)	0.1	(0.6)	1.3
Undistributed Foreign Earnings	—	—	—	—	8.6	(20.0)
Non taxable excise tax credit refunds	29.4	(13.8)	—	—	—	—
Change in tax rate	(3.6)	1.7	—	—	—	—
Adjustment to Tax Contingencies	—	—	(0.1)	0.1	0.2	(0.5)
Other	(0.3)	0.1	(1.0)	0.5	0.5	(1.0)
Income Tax (Expense) Benefit	$(67.4)	31.7%	$(82.5)	41.2%	$229.8	(530.7)%

During 2013, the Company determined, based on additional guidance published by the Internal Revenue Service, that it is more likely than not that certain excise tax credit refunds received in 2009 are excludable from taxable income. As a result, the Company will amend its 2009 federal and state income tax returns which will result in an increase in the overall net operating loss carryforward.

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2013	2012
Current Deferred Income Tax Assets:
Compensation Based Accruals	$33.5	$33.4
Current Portion of Net Operating Loss Carryforward	127.1	95.5
Other	15.3	12.4
Valuation Allowance	(4.6)	(2.0)
Net Current Deferred Income Tax Assets	$171.3	$139.3
Noncurrent Deferred Income Tax Assets (Liabilities):
Net Operating Loss Carryforwards	$257.3	$295.0
Postretirement Benefits	80.6	162.7
Tax Credits	13.1	13.2
Other	22.7	41.7
Valuation Allowance	(45.5)	(35.3)
Property, Plant and Equipment	(258.2)	(233.6)
Goodwill	(270.3)	(250.3)
Other Intangibles	(120.7)	(131.1)
Net Noncurrent Deferred Income Tax Liabilities	$(321.0)	$(137.7)
Net Deferred Income Tax (Liability) Asset	$(149.7)	$1.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has total deferred income tax assets, excluding valuation allowance, of $565.5 million and $674.6 million as of December 31, 2013 and 2012, respectively. The Company has total deferred income tax liabilities of $665.1 million and $635.4 million as of December 31, 2013 and 2012, respectively.
During 2011, the Company recognized $265.2 million of Income Tax Benefit associated with the release of its U.S. federal and of a substantial portion of its state deferred tax valuation allowance. According to the Income Taxes topic of the FASB Codification, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The FASB Codification provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient pretax income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.
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
The Company reviewed its deferred income tax assets as of December 31, 2013 and 2012, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $50.1 million and $37.3 million at December 31, 2013 and 2012, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2013, $37.4 million relates to net deferred tax assets in certain foreign jurisdictions, $5.4 million relates to a deferred tax asset related to a U.S. federal capital loss carryforward and the remaining $7.3 million relates to net operating losses in certain U.S.states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2013, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred income tax assets related primarily to the Company’s Brazil, Canada, China, France, Spain, Germany, and certain U.S. federal and state deferred balances.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2013, 2012, and 2011, respectively:

	December 31,
In millions	2013	2012	2011
Balance Beginning of Period	$37.3	$37.0	$308.3
Charges (Credits)	15.2	1.8	(262.8)
Deductions	(2.4)	(1.5)	(8.5)
Balance at End of Period	$50.1	$37.3	$37.0

The U.S. federal net operating loss carryforwards expire as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions
2018	$137.4
2019	193.0
2021	140.8
2022	67.9
2023	117.8
2025	22.3
2026	91.8
2027	10.6
2028	110.7
Total	$892.3

U.S. state net operating loss carryforward amounts total $731.6 million and expire in various years through 2031.

International net operating loss carryforward amounts total $140.0 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $13.1 million, of which approximately $10 million have no expiration date, and the remainder expire starting in 2020.

As of December 31, 2013, the Company has only provided for deferred U.S. income taxes on $4.6 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $8.1 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2013	2012
Balance at January 1,	$0.8	$0.5
Additions for Tax Positions of Prior Years	6.6	0.3
Reductions for Tax Positions of Prior Years	—	—
Balance at December 31,	$7.4	$0.8

At December 31, 2013, $0.8 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company did not have a significant accrual for the payment of interest and penalties at December 31, 2013 and 2012.

The Company anticipates that total unrecognized tax benefits of $6.6 million could change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2010 or non-U.S. income tax examinations for years before 2004.

NOTE 9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2013, the Company had interest rate swap agreements with a notional amount of $560 million which expire in April 2016 under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates.

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

During 2013 and 2012, there were minimal amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2014. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2013 and 2012, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At December 31, 2013 and 2012, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2013 and 2012, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2013 and 2012, had notional amounts totaling $65.3 million and $63.9 million, respectively.

No amounts were reclassified to earnings during 2013 and 2012 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2013 and 2012.

Derivatives not Designated as Hedges

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2013 and 2012, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2013 and 2012, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2013 and 2012, respectively, had net notional amounts totaling $32.5 million and $19.5 million. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

Net currency exchange gains (losses) included in determining Income from Operations for the years ended December 31, 2013, 2012 and 2011 were $5.4 million, $1.1 million and $(4.2) million, respectively.

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

Fair Value of Financial Instruments

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s derivative instruments is as follows:

	Derivative Assets			Derivative Liabilities
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
In millions	Location	2013	2012	Location	2013	2012
Derivative Contracts Designated as Hedging Instruments
Commodity Contracts	Other Current Assets	$0.8	$—	Other Accrued Liabilities	$—	$0.2

Foreign Currency Contracts	Other Current Assets	1.5	0.1	Other Accrued Liabilities	0.6	0.2
Interest Rate Swap Agreements	Other Current Assets	—	—	Other Accrued Liabilities, Other Noncurrent Liabilities and Interest Payable	3.6	6.0

Derivative Contracts Not Designated as Hedging Instruments
Foreign Currency Contracts	Other Current Assets	—	—	Other Accrued Liabilities	0.3	—
Total Derivative Contracts		$2.3	$0.1		$4.5	$6.4

As of December 31, 2013, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2013 and 2012 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $2,267.6 million and $2,399.1 million as compared to the carrying amounts of $2,248.0 million and $2,325.5 million as of December 31, 2013 and 2012, respectively. The fair value of the Company's Long-Term Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2013 and 2012 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Location in Statement of Operations (Ineffective Portion)
	Twelve Months Ended December 31,			Twelve Months Ended December 31,			Twelve Months Ended December 31,
In millions	2013	2012		2013	2012		2013	2012
Commodity Contracts	$0.2	$0.8	Cost of Sales	$1.6	$2.4	Cost of Sales	$(0.1)	$(0.1)
Foreign Currency Contracts	(2.8)	(0.9)	Other Income, Net	(2.2)	(1.2)	Other Income, Net	—	—
Interest Rate Swap Agreements	0.7	7.1	Interest Expense, Net	$3.1	4.8	Interest Expense, Net	—	—
Total	$(1.9)	$7.0		$2.5	$6.0		$(0.1)	$(0.1)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions		2013	2012
Foreign Currency Contracts	Other Expense, Net	$0.9	$0.7

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2013	2012	2011
Balance at January 1	$(5.7)	$(4.7)	$(27.4)
Reclassification to earnings	2.5	6.0	30.7
Current period change in fair value	1.9	(7.0)	(8.0)
Balance at December 31	$(1.3)	$(5.7)	$(4.7)

At December 31, 2013, the Company expects to reclassify $0.6 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the components of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2013			2012			2011
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments Gain (Loss)	$4.4	$(1.2)	$3.2	$(1.0)	$0.4	$(0.6)	$22.7	$(8.7)	$14.0
Currency Translation Adjustment	(13.6)	—	(13.6)	0.6	—	0.6	(3.7)	—	(3.7)
Pension Benefit Plans	203.9	(76.8)	127.1	(41.4)	14.9	(26.5)	(125.7)	45.4	(80.3)
Postretirement Benefit Plans	9.5	(3.1)	6.4	(4.4)	1.7	(2.7)	2.0	(0.8)	1.2
Other Comprehensive Income (Loss)	$204.2	$(81.1)	$123.1	$(46.2)	$17.0	$(29.2)	$(104.7)	$35.9	$(68.8)

The balances of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

	December 31,
In millions	2013	2012
Accumulated Derivative Instruments Loss	$(10.8)	$(14.0)
Currency Translation Adjustment	(16.6)	(3.0)
Pension Benefit Plans	(174.1)	(301.2)
Postretirement Benefit Plans	12.8	6.4
Postemployment Benefit Plans	0.5	0.5
Accumulated Other Comprehensive Loss	$(188.2)	$(311.3)

NOTE 12.	COMMITMENTS AND CONTINGENCIES
The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal options and some leases contain escalation clauses. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments at December 31, 2013, are as follows:

In millions	Capital Leases	Operating Leases	Total
2014	$2.5	$37.1	$39.6
2015	1.8	29.4	31.2
2016	1.0	21.3	22.3
2017	0.6	17.4	18.0
2018	0.3	10.0	10.3
Thereafter	—	18.9	18.9
Total Minimum Lease Payments	6.2	134.1	140.3
Less: Amount Representing Interest	(0.6)	—	(0.6)
Present Value of Net Minimum Leases	$5.6	$134.1	$139.7

Total rental expense was approximately $36 million, $33 million, and $36 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2018. At December 31, 2013, total commitments under these contracts were as follows:

In millions
2014	$127.2
2015	93.5
2016	76.7
2017	63.7
2018	63.3
Thereafter	273.2
Total	$697.6

NOTE 13.	ENVIRONMENTAL AND LEGAL MATTERS
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

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. Currently the Company expects to spend less than $10 million, in aggregate, during 2014 and 2015 to achieve compliance with the National Emission Standards for Hazardous Air Pollutants for units at major sources (known as "Boiler MACT"). The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historic usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

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
CVI has the right, at certain times, to require the Company to acquire their ownership interests in GFP at fair value. Since it is probable that the noncontrolling interests will become redeemable in the future, based on the passage of time, the noncontrolling interests subject to the put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Capital in Excess of Par Value. The adjustment to the carrying amount will be determined after attribution of comprehensive income of the redeemable noncontrolling interests. The adjustment to the carrying amount will not impact net income or comprehensive income in the Company’s Consolidated Financial Statements and will not impact earnings per share since the shares of the redeemable noncontrolling interests are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable noncontrolling interests is recorded on the Consolidated Balance Sheets cannot be less than the initial amount plus attribution of comprehensive income of the noncontrolling interest. At December 31, 2013, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2011	$14.8
Adjustments Related to Combination	(2.1)
Net Loss Attributable to Redeemable Noncontrolling Interests	(2.0)
Other Comprehensive Income	0.1
Change in Fair Value of Redeemable Securities	—
Balance at December 31, 2012	$10.8
Net Income Attributable to Redeemable Noncontrolling Interests	0.1
Other Comprehensive Income	0.4
Change in Fair Value of Redeemable Securities	—
Balance at December 31, 2013	$11.3

The calculation of fair value (a Level 3 measurement) of the redeemable noncontrolling interest is determined by using a discounted cash flow analysis based on the Company's forecasts discounted using a weighed average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA.

NOTE 15.	RELATED PARTY TRANSACTIONS

During November 2013, certain stockholders of the Company sold approximately 47.9 million shares of common stock in a secondary public offering at $8.38per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”), and together with the TPG Entities, the Coors Family Stockholders, and the CD&R Fund, the "Selling Stockholders"). In connection with the offerings, the Company repurchased and retired approximately 23.9 million shares at $8.38 per share resulting in aggregate purchase price of $200 million (the "Share Repurchase"). The Share Repurchase was funded with a combination of cash on hand and borrowings under the Company’s revolving credit facility. After these transactions, the shares outstanding held by the Selling Stockholders decreased from approximately 35% to approximately 23%.

Prior to November 2013, the Selling Stockholders sold 15 million, 15 million and 28 million shares of common stock in separate secondary public offerings in March, May and August 2013 at prices of $7.00, $7.73 and $8.45 per share, respectively. The shares outstanding held by the Selling Stockholders in these offerings decreased from approximately 53% at December 31, 2012 to approximately 35%.
The beneficial ownership changes of the Selling Stockholders at December 31, 2013, 2012 and 2011 are as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	TPG Entities		Coors Family Stockholders		CD&R Fund		Old Town		Total
	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned
Balance at December 31, 2011	132,158,875	33.6%	53,572,014	13.6%	34,222,500	8.7%	34,222,500	8.7%	254,175,889	64.6%
Secondary Offerings and Share Repurchases	(39,300,311)		(10,801,408)		(10,176,804)		(10,176,804)		(70,455,327)
Balance at December 31, 2012	92,858,564	27.0%	42,770,606	12.4%	24,045,696	7.0%	24,045,696	7.0%	183,720,562	53.4%
Secondary Offerings and Share Repurchases	(53,465,300)		(25,623,722)		(15,488,663)		(15,488,663)		(110,066,348)
Balance at December 31, 2013	39,393,264	12.1%	17,146,884	5.3%	8,557,033	2.6%	8,557,033	2.6%	73,654,214	22.6%

NOTE 16.	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
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
The flexible packaging segment produces kraft paper and converts kraft and specialty paper into products which include multi-wall bags, such as pasted value, pinched bottom, sewn open mouth and woven polypropylene and coated paper. Coated paper products include institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals and pet foods. Flexible packaging paper is used in a wide range of consumer applications. As previously disclosed the Company sold certain assets related to the flexible package business as of September 30, 2013.

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2013, 2012 or 2011.

Business segment information is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
In millions	2013	2012	2011
NET SALES:
Paperboard Packaging	$3,844.3	$3,617.0	$3,580.3
Flexible Packaging	633.8	720.1	626.0
Total	$4,478.1	$4,337.1	$4,206.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$402.2	$417.3	$361.3
Flexible Packaging (a)	(1.3)	(24.3)	(98.8)
Corporate (b)	(59.3)	(70.6)	(72.2)
Total	$341.6	$322.4	$190.3

CAPITAL EXPENDITURES:
Paperboard Packaging	$185.6	$182.8	$150.3
Flexible Packaging	17.8	16.2	6.2
Corporate	5.8	4.3	3.6
Total	$209.2	$203.3	$160.1

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$246.4	$232.1	$245.8
Flexible Packaging	28.6	31.9	28.5
Corporate	2.4	2.8	4.1
Total	$277.4	$266.8	$278.4

	December 31,
In millions	2013	2012
ASSETS AT DECEMBER 31:
Paperboard Packaging	$4,198.4	$4,173.6
Flexible Packaging	317.6	377.3
Corporate (c)	43.3	80.7
Total	$4,559.3	$4,631.6

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2013	2012	2011
NET SALES:
U.S./Canada	$3,973.6	$4,096.9	$3,979.8
Central/South America	75.3	76.4	80.7
Europe	462.5	170.6	185.1
Asia Pacific	132.6	170.9	163.2
Eliminations (d)	(165.9)	(177.7)	(202.5)
Total	$4,478.1	$4,337.1	$4,206.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	2013	2012
ASSETS AT DECEMBER 31:
U.S./Canada	$3,818.7	$3,939.3
Central/South America	92.0	90.7
Europe	529.0	434.0
Asia Pacific	76.3	86.9
Corporate (c)	43.3	80.7
Total	$4,559.3	$4,631.6

Notes:

a.	2011 results include a $96.3 million goodwill impairment charge.

b.	Primarily consists of unallocated general corporate expenses.

c.
Corporate assets are principally cash and equivalents, other current assets, deferred income tax assets, deferred debt issue costs and a portion of property, plant and equipment, net of intercompany investments and balances.

d.	Represents primarily the elimination of intergeographic sales between the Company’s U.S. and Europe, Asia Pacific and Central/South America operations.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2013 and 2012 are shown below.

	2013
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,100.5	$1,139.7	$1,163.0	$1,074.9	$4,478.1
Gross Profit	182.9	188.6	180.7	173.4	725.6
Restructuring and Other Special Charges (Credits)	1.4	8.3	(14.8)	18.2	13.1
Income from Operations	85.2	87.7	105.7	63.0	341.6
Net Income	34.6	21.1	45.7	45.3	146.7
Net Income Attributable to Graphic Packaging Holding Company	34.9	21.2	44.5	46.0	146.6

Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.10	$0.06	$0.13	$0.13	$0.42
Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.10	$0.06	$0.13	$0.13	$0.42

	2012
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,067.2	$1,111.9	$1,104.7	$1,053.3	$4,337.1
Gross Profit	169.6	196.4	188.9	164.7	719.6
Restructuring and Other Special Charges	3.5	5.2	3.4	14.3	26.4
Income from Operations	71.0	96.7	91.4	63.3	322.4
Net Income	17.3	41.4	38.9	22.5	120.1
Net Income Attributable to Graphic Packaging Holding Company	17.2	42.4	40.1	22.9	122.6

Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.04	$0.11	$0.10	$0.06	$0.31
Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.04	$0.11	$0.10	$0.06	$0.31

NOTE 18.	EARNINGS PER SHARE

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
In millions, except per share data	2013	2012	2011
Net Income Attributable to Graphic Packaging Holding Company	$146.6	$122.6	$276.9
Weighted Average Shares:
Basic	347.3	393.4	376.3
Dilutive effect of RSUs and stock options	2.4	2.8	5.4
Diluted	349.7	396.2	381.7
Earnings Per Share — Basic	$0.42	$0.31	$0.74
Earnings Per Share — Diluted	$0.42	$0.31	$0.73

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Employee Stock Options	773,542	2,346,818	4,692,106

NOTE 19.	OTHER COMPREHENSIVE (LOSS) INCOME

The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the year ended December 31, 2013 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2012	$(14.0)	$(301.2)	$6.4	$0.5	$(3.0)	$(311.3)
Other Comprehensive Income (Loss) before Reclassifications	1.4	104.2	7.4	—	(13.6)	99.4
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (b)	1.8	22.9	(1.0)	—	—	23.7
Net Current-period Other Comprehensive Income (Loss)	3.2	127.1	6.4	—	(13.6)	123.1
Balance at December 31, 2013	$(10.8)	$(174.1)	$12.8	$0.5	$(16.6)	$(188.2)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the year ended December 31, 2013:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$1.6		Cost of Sales
Foreign Currency Contracts	(2.2)		Other Income, Net
Interest Rate Swap Agreements	3.1		Interest Expense, Net
	2.5		Total before Tax
	(0.7)		Tax Expense
	$1.8		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.7	(c)
Actuarial Losses	36.1	(c)
	36.8		Total before Tax
	(13.9)		Tax Expense
	$22.9		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.4)	(c)
Actuarial Gains	(1.1)	(c)
	(1.5)		Total before Tax
	0.5		Tax Benefit
	$(1.0)		Net of Tax

Total Reclassifications for the Period	$23.7

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 — Pensions and Other Postretirement Benefits).

NOTE 20.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,298.4	$65.3	$1,305.4	$(191.0)	$4,478.1
Cost of Sales	—	2,680.1	49.1	1,214.3	(191.0)	3,752.5
Selling, General and Administrative	—	260.7	6.8	116.8	—	384.3
Other Income, Net	—	(7.3)	—	(6.1)	—	(13.4)
Restructuring and Other Special Charges	—	4.6	—	8.5	—	13.1
Income (Loss) from Operations	—	360.3	9.4	(28.1)	—	341.6
Interest Expense, Net	—	(91.5)	—	(10.4)	—	(101.9)
Loss on Modification or Extinguishment of Debt	—	(27.1)	—	—	—	(27.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	241.7	9.4	(38.5)	—	212.6
Income Tax Expense	—	(63.0)	(3.6)	(0.8)	—	(67.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	178.7	5.8	(39.3)	—	145.2
Equity Income of Unconsolidated Entities	—	—	—	1.5	—	1.5
Equity in Net Earnings of Subsidiaries	146.7	(32.0)	(2.0)	—	(112.7)	—
Net Income (Loss)	146.7	146.7	3.8	(37.8)	(112.7)	146.7
Net Income Attributable to Noncontrolling Interests	(0.1)	(0.1)	—	—	0.1	(0.1)
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$146.6	$146.6	$3.8	$(37.8)	$(112.6)	$146.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$269.7	$269.7	$3.3	$(45.6)	$(227.4)	$269.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,335.6	$65.2	$1,138.4	$(202.1)	$4,337.1
Cost of Sales	—	2,717.5	49.0	1,053.1	(202.1)	3,617.5
Selling, General and Administrative	—	283.1	7.5	87.5	—	378.1
Other Income, Net	—	(6.4)	(0.2)	(0.7)	—	(7.3)
Restructuring and Other Special Charges	—	11.0	—	15.4	—	26.4
Income (Loss) from Operations	—	330.4	8.9	(16.9)	—	322.4
Interest Expense, Net	—	(103.4)	—	(7.7)	—	(111.1)
Loss on Modification or Extinguishment of Debt	—	(11.0)	—	—	—	(11.0)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	216.0	8.9	(24.6)	—	200.3
Income Tax (Expense) Benefit	—	(79.4)	(3.4)	0.3	—	(82.5)
Income (Loss) before Equity Income of Unconsolidated Entities	—	136.6	5.5	(24.3)	—	117.8
Equity Income of Unconsolidated Entities	—	—	—	2.3	—	2.3
Equity in Net Earnings of Subsidiaries	120.1	(16.5)	(1.2)	—	(102.4)	—
Net Income (Loss)	120.1	120.1	4.3	(22.0)	(102.4)	120.1
Net Loss Attributable to Noncontrolling Interests	2.5	2.5	—	—	(2.5)	2.5
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$122.6	$122.6	$4.3	$(22.0)	$(104.9)	$122.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$93.4	$93.4	$7.2	$(15.6)	$(85.0)	$93.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,316.8	$63.9	$1,057.6	$(232.0)	$4,206.3
Cost of Sales	—	2,786.2	48.5	966.1	(232.0)	3,568.8
Selling, General and Administrative	—	272.9	6.6	62.9	—	342.4
Other (Income) Expense, Net	—	(1.3)	0.1	(1.5)	—	(2.7)
Restructuring, Goodwill Impairment and Other Special Charges	—	11.2	—	96.3	—	107.5
Income (Loss) from Operations	—	247.8	8.7	(66.2)	—	190.3
Interest Expense, Net	—	(143.0)	—	(1.9)	—	(144.9)
Loss on Modification or Extinguishment of Debt	—	(2.1)	—	—	—	(2.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	102.7	8.7	(68.1)	—	43.3
Income Tax (Benefit) Expense	—	235.5	(0.2)	(5.5)	—	229.8
Income (Loss) before Equity Income of Unconsolidated Entities	—	338.2	8.5	(73.6)	—	273.1
Equity Income of Unconsolidated Entities	—	—	—	2.1	—	2.1
Equity in Net Earnings of Subsidiaries	275.2	(63.0)	2.7	—	(214.9)	—
Net Income (Loss)	$275.2	$275.2	$11.2	$(71.5)	$(214.9)	$275.2
Net Loss Attributable to Noncontrolling Interests	1.7	1.7	—	—	(1.7)	1.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$276.9	$276.9	$11.2	$(71.5)	$(216.6)	$276.9

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$208.1	$208.1	$6.4	$(97.7)	$(116.8)	$208.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1.3	$—	$50.9	$—	$52.2
Receivables, Net	—	218.0	7.0	187.8	—	412.8
Inventories, Net	—	368.0	4.4	184.7	—	557.1
Deferred Income Tax Assets	—	171.9	—	—	(0.6)	171.3
Intercompany	59.0	595.5	—	—	(654.5)	—
Other Current Assets	—	23.2	—	15.6	—	38.8
Total Current Assets	59.0	1,377.9	11.4	439.0	(655.1)	1,232.2
Property, Plant and Equipment, Net	—	1,410.7	14.2	254.1	(0.1)	1,678.9
Investment in Consolidated Subsidiaries	1,014.5	—	24.2	—	(1,038.7)	—
Goodwill	—	1,043.2	47.2	35.0	—	1,125.4
Other Assets	—	395.6	16.9	110.3	—	522.8
Total Assets	$1,073.5	$4,227.4	$113.9	$838.4	$(1,693.9)	$4,559.3

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.7	$—	$14.7	$—	$77.4
Accounts Payable	—	303.1	5.6	119.6	—	428.3
Interest Payable	—	15.0	—	0.2	—	15.2
Intercompany	—	—	41.7	645.7	(687.4)	—
Other Accrued Liabilities	—	142.5	0.9	46.9	—	190.3
Total Current Liabilities	—	523.3	48.2	827.1	(687.4)	711.2
Long-Term Debt	—	2,123.7	—	52.5	—	2,176.2
Deferred Income Tax Liabilities	—	321.5	—	8.4	—	329.9
Other Noncurrent Liabilities	—	233.1	—	35.3	—	268.4

Redeemable Noncontrolling Interests	11.3	11.3	—	—	(11.3)	11.3

EQUITY
Total Graphic Packaging Holding Company Shareholders' Equity	1,062.2	1,014.5	65.7	(84.9)	(995.2)	1,062.3
Noncontrolling Interests	—	—	—	—	—	—
Total Equity	1,062.2	1,014.5	65.7	(84.9)	(995.2)	1,062.3
Total Liabilities and Equity	$1,073.5	$4,227.4	$113.9	$838.4	$(1,693.9)	$4,559.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$5.9	$—	$45.6	$—	$51.5
Receivables, Net	—	245.0	6.3	210.0	—	461.3
Inventories, Net	—	341.3	4.2	187.0	—	532.5
Deferred Income Tax Assets	—	138.7	—	0.6	—	139.3
Intercompany	38.3	672.5	—	—	(710.8)	—
Other Current Assets	—	12.6	0.1	5.7	—	18.4
Total Current Assets	38.3	1,416.0	10.6	448.9	(710.8)	1,203.0
Property, Plant and Equipment, Net	—	1,421.2	15.4	295.7	(0.1)	1,732.2
Investment in Consolidated Subsidiaries	944.8	2.0	26.6	—	(973.4)	—
Goodwill	—	1,046.6	47.2	45.2	—	1,139.0
Other Assets	—	417.5	18.5	121.4	—	557.4
Total Assets	$983.1	$4,303.3	$118.3	$911.2	$(1,684.3)	$4,631.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.3	$—	$17.5	$—	$79.8
Accounts Payable	—	312.4	5.9	135.4	—	453.7
Interest Payable	—	10.1	—	—	—	10.1
Intercompany	—	—	52.5	658.5	(711.0)	—
Other Accrued Liabilities	—	165.7	0.9	42.7	—	209.3
Total Current Liabilities	—	550.5	59.3	854.1	(711.0)	752.9
Long-Term Debt	—	2,212.9	—	40.6	—	2,253.5
Deferred Income Tax Liabilities	—	134.1	—	13.7	—	147.8
Other Noncurrent Liabilities	—	451.9	—	42.4	—	494.3

Redeemable Noncontrolling Interests	10.8	10.8	—	—	(10.8)	10.8

EQUITY
Total Graphic Packaging Holding Company Shareholders' Equity	974.0	944.8	59.0	(39.6)	(964.2)	974.0
Noncontrolling Interests	(1.7)	(1.7)	—	—	1.7	(1.7)
Total Shareholders’ Equity	972.3	943.1	59.0	(39.6)	(962.5)	972.3
Total Liabilities and Equity	$983.1	$4,303.3	$118.3	$911.2	$(1,684.3)	$4,631.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$146.7	$146.7	$3.8	$(37.8)	$(112.7)	$146.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization		223.7	4.1	49.6	—	277.4
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	—	4.5	—	—	4.5
Amortization of Deferred Debt Issuance Costs	—	—	7.0	—	—	7.0
Deferred Income Taxes	—	65.3	—	(2.6)	—	62.7
Amount of Postretirement Expense Less Than Funding	—	(7.2)	—	(5.2)	—	(12.4)
Gain on the Sale of Assets	—	—	—	(26.6)	—	(26.6)
Impairment Charges/Asset Write-Offs	—	3.5	—	(2.0)	—	1.5
Equity in Net Earnings of Subsidiaries	(146.7)	32.0	2.0	—	112.7	—
Other, Net	—	19.3	—	0.2	—	19.5
Changes in Operating Assets and Liabilities	—	(176.7)	180.1	(24.8)	(0.9)	(22.3)
Net Cash Provided by (Used in) Operating Activities	—	306.6	201.5	(49.2)	(0.9)	458.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(181.4)	(1.5)	(26.3)	—	(209.2)
Proceeds for Sales of Assets, Net of Selling Cost	—	0.3	—	73.2	—	73.5
Other, Net	(0.9)	(8.7)	—	—	0.9	(8.7)
Net Cash (Used in) Provided by Investing Activities	(0.9)	(189.8)	(1.5)	46.9	0.9	(144.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	—	(200.0)	—	—	(200.0)
Proceeds from Issuance or Modification of Debt	—	425.0	—	—	—	425.0
Retirement of Long-Term Debt	—	(425.0)	—	—	—	(425.0)
Payments on Debt	—	(60.4)	—	(10.9)	—	(71.3)
Borrowings under Revolving Credit Facilities	—	1,502.7	—	226.5	—	1,729.2
Payments on Revolving Credit Facilities	—	(1,532.5)	—	(205.5)	—	(1,738.0)
Debt Issuance Costs	—	(29.9)	—	—		(29.9)
Repurchase of Common Stock related to Share-Based Payments	(11.2)	—	—	—	—	(11.2)
Other, Net	12.1	(1.3)	—	(0.7)	—	10.1
Net Cash Provided by (Used in) Financing Activities	0.9	(121.4)	(200.0)	9.4	—	(311.1)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.8)	—	(1.8)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(4.6)	—	5.3	—	0.7
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1.3	$—	$50.9	$—	$52.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$120.1	$120.1	$4.3	$(22.0)	$(102.4)	$120.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	224.8	4.2	37.8	—	266.8
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	7.5	—	—	—	7.5
Amortization of Deferred Debt Issuance Costs	—	6.2	—	—	—	6.2
Deferred Income Taxes	—	76.0	—	—	—	76.0
Amount of Postretirement Expense Less Than Funding	—	(12.0)	—	(2.0)	—	(14.0)
Impairment Charges/Asset Write-Offs	—	5.4	—	0.2	—	5.6
Equity in Net Earnings of Subsidiaries	(120.1)	16.5	1.2	—	102.4	—
Other, Net	—	23.3	—	(5.8)	—	17.5
Changes in Operating Assets and Liabilities	—	(12.6)	(8.4)	3.9	—	(17.1)
Net Cash Provided by Operating Activities	—	455.2	1.3	12.1	—	468.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(171.6)	(1.3)	(30.4)	—	(203.3)
Acquisition of Business	—	(118.1)	—	—	—	(118.1)
Cash Acquired Related to Business Acquisitions	—	—	—	13.1	—	13.1
Proceeds from Sale of Assets, Net of Selling Costs	—	18.8	—	—	—	18.8
Other, Net	310.7	(4.5)	—	—	(310.7)	(4.5)
Net Cash Provided by (Used in) Investing Activities	310.7	(275.4)	(1.3)	(17.3)	(310.7)	(294.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(300.0)	—	—	—	—	(300.0)
Proceeds from Issuance or Modification of Debt	—	1,300.0	—	—	—	1,300.0
Payments on Debt	—	(1,703.4)	—	—	—	(1,703.4)
Borrowings under Revolving Credit Facilities	—	1,310.9	—	56.3	—	1,367.2
Payments on Revolving Credit Facilities	—	(985.1)	—	(49.6)	—	(1,034.7)
Debt Issuance Costs	—	(27.7)	—	—	—	(27.7)
Repurchase of Common Stock Related to Share-Based Payments	(10.7)	—	—	—	—	(10.7)
Other, Net	—	(297.5)	—	—	310.7	13.2
Net Cash (Used in) Provided by Financing Activities	(310.7)	(402.8)	—	6.7	310.7	(396.1)

Effect of Exchange Rate Changes on Cash	—	—	—	1.2	—	1.2

Net (Decrease) Increase in Cash and Cash Equivalents	—	(223.0)	—	2.7	—	(220.3)
Cash and Cash Equivalents at Beginning of Period	—	228.9	—	42.9	—	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5.9	$—	$45.6	$—	$51.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$275.2	$275.2	$11.2	$(71.5)	$(214.9)	$275.2
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	250.7	2.7	25.0	—	278.4
Goodwill Impairment Charge	—	—	—	96.3	—	96.3
Amortization of Deferred Debt Issuance Costs	—	7.0	—	—	—	7.0
Deferred Income Taxes	—	(227.2)	(11.7)	0.5	—	(238.4)
Amount of Postretirement Expense Less Than Funding	—	(34.2)	(0.3)	(4.3)	—	(38.8)
Impairment Charges/Asset Write-Offs	—	6.7	—	0.3	—	7.0
Equity in Net Earnings of Subsidiaries	(275.2)	63.0	(2.7)	—	214.9	—
Other, Net	—	20.9	—	1.0	—	21.9
Changes in Operating Assets and Liabilities	—	(1.2)	1.4	(21.0)	—	(20.8)
Net Cash Provided by Operating Activities	—	360.9	0.6	26.3	—	387.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(142.7)	(0.6)	(16.8)	—	(160.1)
Acquisition of Business	—	(51.9)	—	—	—	(51.9)
Proceeds from Sale of Assets, Net of Selling Costs	—	2.3	—	—	—	2.3
Other, Net	(204.8)	(28.0)	—	—	230.7	(2.1)
Net Cash Used in Investing Activities	(204.8)	(220.3)	(0.6)	(16.8)	230.7	(211.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Issuance of Common Stock	237.7	—	—	—	—	237.7
Repurchase of Common Stock	(32.9)	—	—	—	—	(32.9)
Payments on Debt	—	(223.3)	—	(25.9)	—	(249.2)
Borrowings under Revolving Credit Facilities	—	30.0	—	62.1	—	92.1
Payments on Revolving Credit Facilities	—	(30.0)	—	(59.6)	—	(89.6)
Other, Net	—	204.5	—	25.9	(230.7)	(0.3)
Net Cash Provided by (Used in) Financing Activities	204.8	(18.8)	—	2.5	(230.7)	(42.2)

Effect of Exchange Rate Changes on Cash	—	—	—	(0.7)	—	(0.7)

Net Increase in Cash and Cash Equivalents	—	121.8	—	11.3	—	133.1
Cash and Cash Equivalents at Beginning of Period	—	107.1	—	31.6	—	138.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$228.9	$—	$42.9	$—	$271.8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 6, 2014

Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Graphic Packaging Holding Company and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 6, 2014

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2013.

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of New Giant Corporation. Filed as Exhibit 3.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.

3.2
Bylaws of Graphic Packaging Holding Company, as amended on November 21, 2013. Filed as Exhibit 3.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on November 25, 2013 and incorporated herein by reference.

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

4.3
Indenture, dated as of June 16, 2009, among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2017 of Graphic Packaging International, Inc. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on June 18, 2009 and incorporated herein by reference.

4.4
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

4.5
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

4.6
Supplemental Indenture, dated as of April 2, 2013, among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 4.75% Senior Notes due 2021 of Graphic Packaging International, Inc. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on April 2, 2013 and incorporated herein by reference.

4.7
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

10.1*
Employment Agreement, dated as of November 13, 2009, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.2*
Employment Agreement, dated as of November 5, 2009, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.3*
Employment Agreement, dated as of September 15, 2009, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.4*
Employment Agreement, dated as of November 9, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.5*
Employment Agreement, dated as of October 6, 2009, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.6*
Employment Agreement, dated as of July 22, 2013 by and among Graphic Packaging International, Inc., Registrant and Carla J. Chaney. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 23, 2013 and incorporated herein by reference.

10.7*
Employment Agreement, dated as of October 26, 2009, by and among Graphic Packaging International, Inc., Registrant and Alan Nichols. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.8*
Amended and restated Employment Agreement dated as of November 21, 2013 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and David W. Scheible. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 25, 2013 and incorporated herein by reference.

10.9*
Amended and restated Employment Agreement dated as of November 21, 2013 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Michael P. Doss. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 25, 2013 and incorporated herein by reference.

10.10*
2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.

10.11*
Graphic Packaging Excess Benefit Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.22 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.12*
Graphic Packaging Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.23 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.13
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

10.14*
Amended and Restated 2004 Stock and Incentive Compensation Plan effective May 19, 2011. Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 08, 2011 and incorporated herein by reference.

10.15*
Form of Service-Based Restricted Stock Unit Award Agreement granted in 2012 and 2013. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K on February 23, 2012 and incorporated herein by reference.

10.16*
Form of Performance-Based Restricted Stock Unit Award Agreement granted in 2012 and 2013. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K on February 23, 2012 and incorporated herein by reference.

10.17*	Graphic Packaging International, Inc. Management Incentive Plan filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on February 23, 2012 and incorporated herein by reference.
10.18
Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2007 and incorporate herein by reference.

10.19*
Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.36 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.20*
Riverwood International Change in Control Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2008. Filed as Exhibit 10.37 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.21
Amended and Restated Form of Indemnification Agreement for Directors. Filed as Exhibit 10.1 to Graphic Packaging Holding Company’s Quarterly Report on Form 10-Q filed on November 4, 2010 and incorporated herein by reference.

10.22*
Riverwood International Employees Retirement Plan, as amended and restated through December 31, 2009. Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.23*
First Amendment to the Riverwood International Employees Retirement Plan effective as of July 1, 2010. Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.24*
Second Amendment to the Riverwood International Employees Retirement Plan effective as of November 5, 2010. Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.25*
Graphic Packaging Retirement Plan, as amended and restated through December 31, 2009. Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.26*
First Amendment to the Graphic Packaging Retirement Plan effective as of July 1, 2010. Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.27*
Second Amendment to the Graphic Packaging Retirement Plan effective as of November 5, 2010. Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.28*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 23, 2012 and incorporated herein by reference.

10.29
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

10.30*
Executive Employment Agreement dated as of July 16, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Allen Ennis. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 17, 2012 and incorporated herein by reference.

10.31*
First Amendment to the Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2012 and incorporated herein by reference.

10.32*
Employment Agreement dated as of April 1, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Stephen Scherger. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2012 and incorporated herein by reference.

10.33
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

10.34
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

10.35
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

10.36	First Amendment to Master Services Agreement dated as of September 22, 2008 by and between Graphic Packaging International, Inc. and Perot Systems Corporation.
10.37	Second Amendment to Master Services Agreement effective as of August 1, 2012 by and between Graphic Packaging International, Inc. and Dell Marketing L.P. (as assignee of Perot Systems Corporation).
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 6, 2014

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2014

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2014

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

Signatures	Title	Date

/s/ GEORGE V. BAYLY George V. Bayly	Director	February 6, 2014

/s/ G. ANDREA BOTTA G. Andrea Botta	Director	February 6, 2014

/s/ DAVID D. CAMPBELL David D. Campbell	Director	February 6, 2014

/s/ KEVIN J. CONWAY Kevin J. Conway	Director	February 6, 2014

/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	February 6, 2014

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	February 6, 2014

/s/ MICHAEL G. MACDOUGALL Michael G. MacDougall	Director	February 6, 2014

/s/ PHILIP R. MARTENS Philip R. Martens	Director	February 6, 2014

/s/ DAVID A. PERDUE David A. Perdue	Director	February 6, 2014

/s/ DAVID W. SCHEIBLE David W. Scheible	Chairman and Director	February 6, 2014

/s/ LYNN A. WENTWORTH Lynn A. Wentworth	Director	February 6, 2014