Form 10-Q
period 2014-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2014-04-24
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of April 17, 2014, there were 326,943,150 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, debt reduction, synergies from acquisitions, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2013 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2014	2013
Net Sales	$1,072.7	$1,100.5
Cost of Sales	885.7	917.6
Selling, General and Administrative	100.9	99.2
Other Income, Net	(1.4)	(2.9)
Restructuring and Other Special Charges	7.8	1.4
Income from Operations	79.7	85.2
Interest Expense, Net	(20.4)	(27.2)
Income before Income Taxes and Equity Income of Unconsolidated Entities	59.3	58.0
Income Tax Expense	(24.8)	(23.7)
Income before Equity Income of Unconsolidated Entities	34.5	34.3
Equity Income of Unconsolidated Entities	0.3	0.3
Net Income	34.8	34.6
Net Loss Attributable to Noncontrolling Interests	0.4	0.3
Net Income Attributable to Graphic Packaging Holding Company	$35.2	$34.9

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.11	$0.10
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.11	$0.10

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2014	2013
Net Income	$34.8	$34.6
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	2.3
Currency Translation Adjustment	4.4	(15.1)
Pension Benefit Plans	2.1	6.0
Postretirement Benefit Plans	(2.4)	(0.2)
Total Other Comprehensive Income (Loss), Net of Tax	4.1	(7.0)
Total Comprehensive Income	38.9	27.6
Comprehensive Loss Attributable to Noncontrolling Interests	0.3	0.3
Comprehensive Income Attributable to Graphic Packaging Holding Company	$39.2	$27.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2014	December 31, 2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$34.7	$52.2
Receivables, Net	470.9	412.8
Inventories, Net	578.1	557.1
Deferred Income Tax Assets	171.4	171.3
Other Current Assets	32.4	32.2
Assets Held for Sale	6.7	6.6
Total Current Assets	1,294.2	1,232.2
Property, Plant and Equipment, Net	1,669.5	1,678.9
Goodwill	1,078.0	1,125.4
Intangible Assets, Net	438.6	467.0
Other Assets	62.6	55.8
Total Assets	$4,542.9	$4,559.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$79.0	$77.4
Accounts Payable	419.2	428.3
Other Accrued Liabilities	188.7	205.5
Total Current Liabilities	686.9	711.2
Long-Term Debt	2,132.2	2,176.2
Deferred Income Tax Liabilities	351.5	329.9
Other Noncurrent Liabilities	268.4	268.4

Redeemable Noncontrolling Interests (Note 7)	11.0	11.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 326,943,150 and 324,746,642 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3.3	3.2
Capital in Excess of Par Value	1,781.2	1,789.9
Accumulated Deficit	(507.4)	(542.6)
Accumulated Other Comprehensive Loss	(184.2)	(188.2)
Total Equity	1,092.9	1,062.3
Total Liabilities and Equity	$4,542.9	$4,559.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34.8	$34.6
Non-cash Items Included in Net Income:
Depreciation and Amortization	67.0	65.4
Deferred Income Taxes	23.2	19.5
Amount of Postretirement Expense Greater (Less) Than Funding	0.5	(0.7)
Loss on the Sale of Assets	5.9	—
Other, Net	13.2	5.5
Changes in Operating Assets and Liabilities	(114.7)	(136.2)
Net Cash Provided by (Used in) Operating Activities	29.9	(11.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(59.3)	(32.9)
Proceeds Received from the Sale of Assets, Net of Selling Costs	70.7	—
Other, Net	(0.5)	(0.8)
Net Cash Provided by (Used in) Investing Activities	10.9	(33.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(15.4)	(13.0)
Borrowings under Revolving Credit Facilities	267.3	409.7
Payments on Revolving Credit Facilities	(294.2)	(355.5)
Repurchase of Common Stock related to Share-Based Payments	(15.8)	(10.9)
Other, Net	(0.5)	4.1
Net Cash (Used in) Provided by Financing Activities	(58.6)	34.4

Effect of Exchange Rate Changes on Cash	0.3	(1.5)

Net Decrease in Cash and Cash Equivalents	(17.5)	(12.7)
Cash and Cash Equivalents at Beginning of Period	52.2	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34.7	$38.8

Supplemental non-cash investing activities:

Total Consideration Received from the Sale of Assets, Net of Selling Costs	$78.8	$—
Cash Proceeds Received from the Sale of Assets, Net of Selling Costs	70.7	—
Non-cash Consideration Received from the Sale of Assets, Net of Selling Costs	$8.1	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business and Basis of Presentation

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company is the largest U.S. producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard, coated-recycled boxboard and multi-wall bags. The Company’s customers include many of the most widely recognized companies and brands with prominent market positions in beverage, food, and other consumer products. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to quality and service.

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2013. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Form 10-K for the year ended December 31, 2013.

Accounts Receivable and Allowances

The Company has entered into various factoring and supply chain financing arrangements, principally at the request of customers, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the periods ended March 31, 2014 and December 31, 2013, the Company had received incremental proceeds of approximately $19 million and $41 million, respectively, from the factoring arrangements. Amounts transferred subject to continuing involvement at March 31, 2014 and December 31, 2013 were approximately $2 million and $20 million, respectively.

Equity Secondary Offerings

During the first quarter of 2014, certain shareholders of the Company sold 30 million shares of common stock in a secondary public offering at $9.85 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the "TPG Entities"), Clayton, Dubilier & Rice Fund V Limited Partnership (the "CD&R Fund") and Old Town, S.A. ("Old Town"). As a result of these actions, the CD&R Fund and Old Town no longer hold shares of the Company. The TPG Entities and certain Coors family trusts and the Adolph Coors Foundation now hold approximately 13% of shares outstanding.

Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2014	2013
Loss on Sale of Assets	$5.9	$—
Charges Associated with Business Combinations	1.6	0.8
Other Special Charges	0.3	0.6
Total	$7.8	$1.4

On February 3, 2014, the Company completed the sale of its labels business. The financial impact of this transaction is reflected in Loss on Sale of Assets in the above table. Approximately $47 million of goodwill and $17 million of intangible assets were written off relating to the sale. The labels business was part of the Paperboard Packaging segment and accounted for approximately 1% of Consolidated Net Sales.

Adoption of New Accounting Standards

Effective January 1, 2014, the Company adopted revised guidance on the Income Taxes topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the FASB Codification") which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. The adoption did not have any impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and for significant disposals of components of an entity that do not qualify for discontinued operations reporting. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2014	December 31, 2013
Finished Goods	$299.7	$288.3
Work in Progress	53.2	49.2
Raw Materials	153.7	149.7
Supplies	71.5	69.9
Total	$578.1	$557.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2013 Form 10-K.

Long-Term Debt is composed of the following:

In millions	March 31, 2014	December 31, 2013
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$247.4	$247.3
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (1.90% at March 31, 2014) payable through 2018	1,199.3	1,214.6
Senior Secured Revolving Facility with interest payable at floating rates (1.97% at March 31, 2014) payable in 2018	316.8	344.3
Capital Lease Obligations	5.1	5.6
Other	17.6	16.8
Total Debt	2,211.2	2,253.6
Less: Short-Term Debt and Current Portion of Long-Term Debt	79.0	77.4
Total Long-Term Debt	$2,132.2	$2,176.2

At March 31, 2014, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Domestic Revolving Credit Facility (a)	$1,000.0	$259.5	$714.1
International Facilities	164.4	74.9	89.5
Total	$1,164.4	$334.4	$803.6

(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $26.4 million as of March 31, 2014. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2015 unless extended.

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

As of March 31, 2014, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

NOTE 4 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants are made, the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the “2004 Plan”). Awards granted under the 2004 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2004 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

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

Data concerning RSUs granted in the first three months of 2014 is as follows:

Shares in thousands	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	2,095	$10.27

During the three months ended March 31, 2014 and 2013, $4.1 million and $6.8 million, respectively, were charged to compensation expense for stock incentive plans.

During the three months ended March 31, 2014 and 2013, approximately 2.2 million and 3.0 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2011 and 2010, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2014	2013	2014	2013
Components of Net Periodic Cost:
Service Cost	$3.7	$4.0	$0.3	$0.4
Interest Cost	14.5	13.1	0.6	0.5
Administrative Expenses	0.2	0.2	—	—
Expected Return on Plan Assets	(20.0)	(17.0)	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.2	(0.1)	—
Actuarial Loss (Gain)	3.0	9.4	(0.3)	(0.3)
Net Periodic Cost	$1.5	$9.9	$0.5	$0.6

Employer Contributions

The Company made contributions of $0.8 million and $10.7 million to its pension plans during the first three months of 2014 and 2013, respectively. The Company expects to make contributions of $40 to $60 million for the full year 2014. During 2013, the Company made $51.5 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.7 million and $0.5 million during the first three months of 2014 and 2013, respectively. The Company estimates its postretirement health care benefit payments for the full year 2014 to be approximately $3 million. During 2013, the Company made postretirement health care benefit payments of $1.8 million.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 9 — Financial Instruments, Derivatives and Hedging Activities” and “Note 10 — Fair Value Measurement” of the Notes to Consolidated Financial Statements of the Company’s 2013 Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At March 31, 2014 and December 31, 2013, the Company had interest rate swap agreements outstanding with a notional amount of $560 million. The swap agreements, under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates, expire in April 2016.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first three months of 2014 and 2013, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings. The Company has hedged 53% of its expected natural gas usage for 2014.

During the first three months of 2014 and 2013, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At March 31, 2014, multiple forward exchange contracts existed that expire on various dates through 2014. Those purchased forward exchange contracts outstanding at March 31, 2014 and December 31, 2013, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2014 and December 31, 2013 had notional amounts totaling $48.4 million and $65.3 million, respectively.

No amounts were reclassified to earnings during the first three months of 2014 or during 2013 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At March 31, 2014 and December 31, 2013, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2014 and December 31, 2013, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2014 and December 31, 2013, had net notional amounts totaling $27.8 million and $32.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which reflect the terms of the derivatives and use observable market-based inputs, including forward rates and use market price quotations obtained from independent derivatives brokers, corroborated with information obtained from independent pricing service providers.

As of March 31, 2014 and December 31, 2013, the Company had a net derivative liability of $1.6 million and $2.2 million, respectively, primarily related to interest rate, foreign currency and commodity contracts.

As of March 31, 2014, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at March 31, 2014 and December 31, 2013 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $2,224.1 million and $2,267.6 million as compared to the carrying amounts of $2,206.1 million and $2,248.0 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s Long-Term Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

The fair value of the Company's assets held for sale at March 31, 2014 and December 31, 2013 was $6.7 million and $6.6 million, respectively. The value is recorded at the lower of book value or fair value, less costs to sell. Fair value was determined using the market approach based on the value of similar assets (Level 3 inputs).

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheets:

In millions
Balance at December 31, 2013	$(1.3)
Reclassification to Earnings	(1.0)
Current Period Change in Fair Value	0.9
Balance at March 31, 2014	$(1.4)

At March 31, 2014, the Company expects to reclassify approximately $1.2 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

CVI has the right, at certain times, to require the Company to acquire their ownership interests in GFP at fair value based on third-party valuations. Since it is probable that the noncontrolling interests will become redeemable in the future, based on the passage of time, the noncontrolling interests subject to the put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Capital in Excess of Par Value. The adjustment to the carrying amount is determined after attribution of comprehensive income of the redeemable noncontrolling interests. The adjustment to the carrying amount does not impact net income or comprehensive income in the Company’s Condensed Consolidated Financial Statements and does not impact earnings per share since the shares of the redeemable noncontrolling interests are redeemable at fair value. For accounting purposes, the redemption value at which the redeemable noncontrolling interests is recorded on the Condensed Consolidated Balance Sheets cannot be less than the initial amount plus attribution of comprehensive income of the noncontrolling interest. At March 31, 2014, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2013	$11.3
Net Loss Attributable to Redeemable Noncontrolling Interests	(0.4)
Other Comprehensive Income, Net of Tax	0.1
Change in Fair Value of Redeemable Securities	—
Balance at March 31, 2014	$11.0

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INCOME TAXES

During the three months ended March 31, 2014, the Company recognized Income Tax Expense of $24.8 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $59.3 million. The effective tax rate for the three months ended March 31, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the impact of the writeoff of nondeductible goodwill in connection with the sale of the labels business and other discrete items. During the three months ended March 31, 2013, the Company recognized Income Tax Expense of $23.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $58.0 million. The effective tax rate for the three months ended March 31, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $830 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. Currently, the Company expects to spend less than $10 million, in aggregate, during 2014 and 2015 to achieve compliance with the National Emission Standards for Hazardous Air Pollutants for units at major sources (known as "Boiler MACT"). The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historical usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 10 — SEGMENT INFORMATION

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in GPHC’s Form 10-K for the year ended December 31, 2013.

The paperboard packaging segment is highly integrated and includes a system of mills and plants that produce a broad range of paperboard grades convertible into folding cartons. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging reportable segment includes the design, manufacture and installation of packaging machinery related to the assembly of cartons, the production and sale of corrugated medium and kraft paper from paperboard mills in the U.S. As previously disclosed, the Company sold its labels business as of February 3, 2014 which was part of the paperboard packaging segment.

The flexible packaging segment produces kraft paper and converts kraft and specialty paper into products which include multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene and coated paper. Coated paper products include institutional french fry packaging, barrier punch rollstock and freeze paper. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals and pet food. Flexible package paper is used in a wide range of consumer applications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2014	2013
NET SALES:
Paperboard Packaging	$941.8	$936.1
Flexible Packaging	130.9	164.4
Total	$1,072.7	$1,100.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$100.2	$102.7
Flexible Packaging	(4.5)	(3.8)
Corporate	(16.0)	(13.7)
Total	$79.7	$85.2

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$61.0	$58.4
Flexible Packaging	5.4	6.4
Corporate	0.6	0.6
Total	$67.0	$65.4

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2013 Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
In millions, except per share data	2014	2013
Net Income Attributable to Graphic Packaging Holding Company	$35.2	$34.9
Weighted Average Shares:
Basic	327.6	348.1
Dilutive Effect of RSUs and Stock Awards	2.7	2.3
Diluted	330.3	350.4
Earnings Per Share — Basic	$0.11	$0.10
Earnings Per Share — Diluted	$0.11	$0.10

For the three months ended March 31, 2013, the potentially dilutive stock options excluded from the above calculation because the effect would have been anti-dilutive were 1,824,098.

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the three months ended March 31, 2014:

In millions	Graphic Packaging Holding Company Shareholders Equity (a)
Balance at December 31, 2013	$1,062.3
Net Income	35.2
Other Comprehensive Income, Net of Tax	4.0
Compensation Expense Under Share-Based Plans	4.1
Issuance of Common Stock, Net of Stock Repurchased for Tax Withholdings	(12.7)
Balance at March 31, 2014	$1,092.9

(a) Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the three months ended March 31, 2014 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2013	$(10.8)	$(174.1)	$12.8	$0.5	$(16.6)	$(188.2)
Other Comprehensive Income (Loss) before Reclassifications	0.6	(0.7)	(2.0)	—	4.4	2.3
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income (b)	(0.6)	2.7	(0.4)	—	—	1.7
Net Current-period Other Comprehensive Income (Loss)	—	2.0	(2.4)	—	4.4	4.0
Balance at March 31, 2014	$(10.8)	$(172.1)	$10.4	$0.5	$(12.2)	$(184.2)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the three months ended March 31, 2014:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1.6)		Cost of Sales
Foreign Currency Contracts	(0.2)		Other Income, Net
Interest Rate Swap Agreements	0.8		Interest Expense, Net
	(1.0)		Total before Tax
	0.4		Tax Benefit
	$(0.6)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.1	(c)
Actuarial Losses	3.0	(c)
	3.1		Total before Tax
	(0.4)		Tax Expense
	$2.7		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.3)	(c)
	(0.4)		Total before Tax
	—		Tax Expense
	$(0.4)		Net of Tax

Total Reclassifications for the Period	$1.7

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 14 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$818.1	$0.4	$300.2	$(46.0)	$1,072.7
Cost of Sales	—	659.5	(0.3)	272.5	(46.0)	885.7
Selling, General and Administrative	—	73.6	0.1	27.2	—	100.9
Other Income, Net	—	(0.7)	—	(0.7)	—	(1.4)
Restructuring and Other Special Charges	—	0.3	5.9	1.6	—	7.8
Income (Loss) from Operations	—	85.4	(5.3)	(0.4)	—	79.7
Interest Expense, Net	—	(18.2)	—	(2.2)	—	(20.4)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	67.2	(5.3)	(2.6)	—	59.3
Income Tax Expense (Benefit)	—	(28.0)	2.0	1.2	—	(24.8)
Income (Loss) before Equity Income of Unconsolidated Entities	—	39.2	(3.3)	(1.4)	—	34.5
Equity Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	34.8	(4.4)	(0.6)	—	(29.8)	—
Net Income (Loss)	34.8	34.8	(3.9)	(1.1)	(29.8)	34.8
Net Loss Attributable to Noncontrolling Interests	0.4	0.4	—	—	(0.4)	0.4
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$35.2	$35.2	$(3.9)	$(1.1)	$(30.2)	$35.2

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$39.2	$39.2	$(3.8)	$4.0	$(39.4)	$39.2

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$34.7	$—	$34.7
Receivables, Net	—	282.1	—	188.8	—	470.9
Inventories, Net	—	384.0	—	194.1	—	578.1
Intercompany	50.0	522.5	70.7	—	(643.2)	—
Deferred Income Tax Assets	—	171.9	—	—	(0.5)	171.4
Other Current Assets	—	18.4	—	14.0	—	32.4
Assets Held for Sale	—	6.7	—	—	—	6.7
Total Current Assets	50.0	1,385.6	70.7	431.6	(643.7)	1,294.2
Property, Plant and Equipment, Net	—	1,403.6	0.5	265.5	(0.1)	1,669.5
Investment in Consolidated Subsidiaries	1,053.7	—	23.7	—	(1,077.4)	—
Goodwill	—	1,043.2	—	34.8	—	1,078.0
Other Assets	—	395.3	—	105.9	—	501.2
Total Assets	$1,103.7	$4,227.7	$94.9	$837.8	$(1,721.2)	$4,542.9

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.6	$—	$16.4	$—	$79.0
Accounts Payable	—	302.4	—	116.8	—	419.2
Interest Payable	—	22.1	—	0.1	—	22.2
Intercompany	—	0.2	38.3	645.2	(683.7)	—
Other Accrued Liabilities	—	127.9	0.3	38.3	—	166.5
Total Current Liabilities	—	515.2	38.6	816.8	(683.7)	686.9
Long-Term Debt	—	2,071.6	—	60.6	—	2,132.2
Deferred Income Tax Liabilities	—	342.4	—	9.1	—	351.5
Other Noncurrent Liabilities	—	233.8	—	34.6	—	268.4

Redeemable Noncontrolling Interests	11.0	11.0	—	—	(11.0)	11.0

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,092.7	1,053.7	56.3	(83.3)	(1,026.5)	1,092.9
Total Equity	1,092.7	1,053.7	56.3	(83.3)	(1,026.5)	1,092.9
Total Liabilities and Equity	$1,103.7	$4,227.7	$94.9	$837.8	$(1,721.2)	$4,542.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$1.3	$—	$50.9	$—	$52.2
Receivables, Net	—	218.0	7.0	187.8	—	412.8
Inventories, Net	—	368.0	4.4	184.7	—	557.1
Deferred Income Tax Assets	—	171.9	—	—	(0.6)	171.3
Intercompany	59.0	595.5	—	—	(654.5)	—
Other Current Assets	—	16.6	—	15.6	—	32.2
Assets Held for Sale	—	6.6	—	—	—	6.6
Total Current Assets	59.0	1,377.9	11.4	439.0	(655.1)	1,232.2
Property, Plant and Equipment, Net	—	1,410.7	14.2	254.1	(0.1)	1,678.9
Investment in Consolidated Subsidiaries	1,014.5	—	24.2	—	(1,038.7)	—
Goodwill	—	1,043.2	47.2	35.0	—	1,125.4
Other Assets	—	395.6	16.9	110.3	—	522.8
Total Assets	$1,073.5	$4,227.4	$113.9	$838.4	$(1,693.9)	$4,559.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.7	$—	$14.7	$—	$77.4
Accounts Payable	—	303.1	5.6	119.6	—	428.3
Intercompany	—	—	41.7	645.7	(687.4)	—
Other Accrued Liabilities	—	157.5	0.9	47.1	—	205.5
Total Current Liabilities	—	523.3	48.2	827.1	(687.4)	711.2
Long-Term Debt	—	2,123.7	—	52.5	—	2,176.2
Deferred Income Tax Liabilities	—	321.5	—	8.4	—	329.9
Other Noncurrent Liabilities	—	233.1	—	35.3	—	268.4

Redeemable Noncontrolling Interests	11.3	11.3	—	—	(11.3)	11.3

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,062.2	1,014.5	65.7	(84.9)	(995.2)	1,062.3
Total Liabilities and Equity	$1,073.5	$4,227.4	$113.9	$838.4	$(1,693.9)	$4,559.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$34.8	$34.8	$(3.9)	$(1.1)	$(29.8)	$34.8
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	57.5	—	9.5	—	67.0
Deferred Income Taxes	—	25.8	—	(2.6)	—	23.2
Amount of Postretirement Expense Greater Than Funding	—	0.3	—	0.2	—	0.5
Equity in Net Earnings of Subsidiaries	(34.8)	4.4	0.6	—	29.8	—
Loss on the Sale of Assets	—	—	5.9	—	—	5.9
Other, Net	—	10.8	1.3	1.1	—	13.2
Changes in Operating Assets and Liabilities	—	(41.3)	(74.6)	(14.6)	15.8	(114.7)
Net Cash Provided by (Used in) Operating Activities	—	92.3	(70.7)	(7.5)	15.8	29.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(41.2)	—	(18.1)	—	(59.3)
Proceeds Received from the Sale of Assets, Net of Selling Costs	—	—	70.7	—	—	70.7
Other, Net	15.8	(0.5)	—	—	(15.8)	(0.5)
Net Cash Provided by (Used in) Investing Activities	15.8	(41.7)	70.7	(18.1)	(15.8)	10.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(15.4)	—	—	—	(15.4)
Borrowings under Revolving Credit Facilities	—	236.6	—	30.7	—	267.3
Payments on Revolving Credit Facilities	—	(273.1)	—	(21.1)	—	(294.2)
Repurchase of Common Stock related to Share-Based Payments	(15.8)	—	—	—	—	(15.8)
Other, Net	—	—	—	(0.5)	—	(0.5)
Net Cash (Used in) Provided by Financing Activities	(15.8)	(51.9)	—	9.1	—	(58.6)

Effect of Exchange Rate Changes on Cash	—	—	—	0.3	—	0.3

Net Decrease in Cash and Cash Equivalents	—	(1.3)	—	(16.2)	—	(17.5)
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—	$34.7	$—	$34.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$34.6	$34.6	$(0.2)	$(7.4)	$(27.0)	$34.6
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	53.9	1.0	10.5	—	65.4
Deferred Income Taxes	—	19.5	—	—	—	19.5
Amount of Postretirement Expense Greater (Less) Than Funding	—	1.0	(0.2)	(1.5)	—	(0.7)
Equity in Net Earnings of Subsidiaries	(34.6)	6.0	1.6	—	27.0	—
Other, Net	—	4.1	—	1.4	—	5.5
Changes in Operating Assets and Liabilities	—	(128.3)	(2.2)	(5.7)	—	(136.2)
Net Cash Used in Operating Activities	—	(9.2)	—	(2.7)	—	(11.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(29.5)	—	(3.4)	—	(32.9)
Other, Net	6.2	(0.8)	—	—	(6.2)	(0.8)
Net Cash Provided by (Used in) Investing Activities	6.2	(30.3)	—	(3.4)	(6.2)	(33.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(12.5)	—	(0.5)	—	(13.0)
Borrowings under Revolving Credit Facilities	—	356.4	—	53.3	—	409.7
Payments on Revolving Credit Facilities	—	(303.7)	—	(51.8)	—	(355.5)
Repurchase of Common Stock related to Share-Based Payments	(10.9)	—	—	—	—	(10.9)
Other, Net	4.7	(6.6)	—	(0.2)	6.2	4.1
Net Cash (Used in) Provided by Financing Activities	(6.2)	33.6	—	0.8	6.2	34.4

Effect of Exchange Rate Changes on Cash	—	—	—	(1.5)	—	(1.5)

Net Decrease in Cash and Cash Equivalents	—	(5.9)	—	(6.8)	—	(12.7)
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—	$38.8	$—	$38.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢	Overview of Business

➢	Overview of 2014 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”) and coated-recycled board (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

The Company is a leading supplier of flexible packaging in North America. Products include multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Coated paper products include institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals, and pet foods.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first three months of 2014 by $18.3 million, compared to the first three months of 2013. The higher costs in 2014 are related to labor and related benefits ($10.7 million), energy costs ($5.9 million) primarily due to the price of natural gas, externally purchased board ($3.3 million) and inks and coatings ($1.3 million). These higher costs were partially offset by lower chemical-based inputs ($1.3 million) and other costs ($1.6 million).

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

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first three months of 2014, the Company achieved approximately $13 million in incremental cost savings as compared to the first three months of 2013, through its continuous improvement programs and manufacturing initiatives.

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

Material Disruptions at our Facilities. Although we take appropriate measures to minimize the risk and effect of material disruptions to the business conducted at our operating facilities, natural disasters such as hurricanes, tornadoes, floods and fires, as well as other unexpected disruptions such as the unavailability of critical raw materials, power outages and equipment failures can reduce production and increase our manufacturing costs. These types of disruptions could materially adversely affect our earnings, depending upon the duration of the disruption and our ability to shift business to other facilities or find other sources of materials or energy. In the first quarter of 2014, severe winter storms and related power outages caused the shutdown of the Company’s mills in West Monroe, Louisiana and Macon, Georgia, resulting in approximately $14.5 million of lost production and higher manufacturing and freight costs.

Debt Obligations. The Company had $2,211.2 million of outstanding debt obligations as of March 31, 2014. This debt can have consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Credit Agreement and the Indenture also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Company’s ability to comply in future periods with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF 2014 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.

•
Net Sales for the three months ended March 31, 2014 decreased by $27.8 million, or 2.5%, to $1,072.7 million from $1,100.5 million for the three months ended March 31, 2013 primarily due to lower volume of approximately $45 million due to the sale of the flexible plastics, uncoated recycle board ("URB") mill and the labels businesses. This decrease was partially offset by higher pricing and favorable exchange rates primarily in Europe.

•
Income from Operations for the three months ended March 31, 2014 decreased to $79.7 million from Income from Operations of $85.2 million for the three months ended March 31, 2013. The decrease was driven primarily by higher inflation primarily for energy and labor and benefits, unplanned downtime due to power supply interruptions related to severe weather of approximately $14.5 million and unfavorable exchange rates. These decreases were partially offset by the higher pricing.

•
During the first quarter of 2014, certain shareholders of the Company sold 30 million shares of common stock in a secondary public offering at $9.85 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the "TPG Entities"), Clayton, Dubilier & Rice Fund V Limited Partnership (the "CD&R Fund") and Old Town, S.A. ("Old Town"). As a result of these actions, the CD&R Fund and Old Town no longer hold shares of the Company. The TPG Entities and certain Coors family trusts and the Adolph Coors Foundation now hold approximately 13% of shares outstanding.

•
On February 3, 2014, the Company completed the sale of its labels business. Approximately $47 million of goodwill and $17 million of intangible assets were written off relating to the sale. The labels business was part of the Paperboard Packaging segment and accounted for approximately 1% of Consolidated Net Sales.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging.

	Three Months Ended
	March 31,
In millions	2014	2013
NET SALES:
Paperboard Packaging	$941.8	$936.1
Flexible Packaging	130.9	164.4
Total	$1,072.7	$1,100.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$100.2	$102.7
Flexible Packaging	(4.5)	(3.8)
Corporate	(16.0)	(13.7)
Total	$79.7	$85.2

FIRST QUARTER 2014 COMPARED WITH FIRST QUARTER 2013

Net Sales

	Three Months Ended March 31,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$941.8	$936.1	$5.7	0.6%
Flexible Packaging	130.9	164.4	(33.5)	(20.4)%
Total	$1,072.7	$1,100.5	$(27.8)	(2.5)%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2013	Price	Volume/Mix	Exchange	Total	2014
Paperboard Packaging	$936.1	$17.4	$(13.2)	$1.5	$5.7	$941.8
Flexible Packaging	164.4	1.5	(35.0)	—	(33.5)	130.9
Total	$1,100.5	$18.9	$(48.2)	$1.5	$(27.8)	$1,072.7

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended March 31, 2014 increased by $5.7 million, or 0.6%, to $941.8 million from $936.1 million for the same period in 2013 as a result of higher pricing due to inflationary cost pass throughs and favorable exchange rates primarily in Europe. This was partially offset by lower volumes of approximately $15 million due to the sale of the labels business and URB mill. Volume in the global beverage markets was down and general market softness continued in dry foods and cereals. Volume decline was partially offset by new consumer and beverage products.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended March 31, 2014 decreased by $33.5 million or 20.4%, to $130.9 million from $164.4 million for the same period in 2013 primarily due to lower volume of approximately $30 million related to the sale of the flexible plastics business and higher internalization of paper, which was partially offset by higher pricing.

Income (Loss) from Operations

	Three Months Ended March 31,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$100.2	$102.7	$(2.5)	(2.4)%
Flexible Packaging	(4.5)	(3.8)	(0.7)	N.M (a)
Corporate	(16.0)	(13.7)	(2.3)	N.M (a)
Total	$79.7	$85.2	$(5.5)	(6.5)%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2013	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2014
Paperboard Packaging	$102.7	$17.4	$(3.5)	$(13.9)	$(3.3)	$0.8	$(2.5)	$100.2
Flexible Packaging	(3.8)	1.5	0.3	(3.9)	—	1.4	(0.7)	(4.5)
Corporate	(13.7)	—	—	(0.5)	0.1	(1.9)	(2.3)	(16.0)
Total	$85.2	$18.9	$(3.2)	$(18.3)	$(3.2)	$0.3	$(5.5)	$79.7

(a)	Includes the Company’s cost reduction initiatives, expenses related to integration and acquisition activities and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended March 31, 2014 decreased by $2.5 million, or 2.4%, to $100.2 million from $102.7 million for the same period in 2013 as a result of inflation, the impact of severe weather and related power outages resulting in lost production and higher manufacturing and freight costs, the loss on the sale of business and unfavorable exchange rates, primarily in Japan. The inflation was primarily related to higher labor and benefits ($8.4 million), energy ($5.8 million), externally purchased board ($2.7 million) and inks and coatings ($1.4 million), offset by lower chemical-based inputs ($1.5 million) and other lower costs ($2.9 million). These decreases were partially offset by the higher pricing, synergies in Europe and cost savings through continuous improvement programs and other strategic initiatives.

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the three months ended March 31, 2014 was $4.5 million compared to Loss from Operations of $3.8 million for the same period in 2013 as a result of higher inflation and severance costs related to right sizing the business. This decrease was partially offset by the improved pricing and cost savings. The inflation was primarily related to labor and benefits ($1.8 million), externally purchased board ($0.5 million) and other costs ($1.6 million).

Corporate

The Company’s Loss from Operations from corporate for the three months ended March 31, 2014 was $16.0 million compared to $13.7 million for the same period in 2013 primarily as a result of lower labor and benefits in 2013.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE

Interest Expense, Net

Interest Expense, Net was $20.4 million and $27.2 million for the first three months of 2014 and 2013, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt and lower average debt balances. As of March 31, 2014, approximately 43% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months months ended March 31, 2014, the Company recognized Income Tax Expense of $24.8 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $59.3 million. The effective tax rate for the three months ended March 31, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the writeoff of nondeductible goodwill in connection with the sale of the labels business and other discrete items. During the three months ended March 31, 2013, the Company recognized Income Tax Expense of

$23.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $58.0 million. The effective tax rate for the three months ended March 31, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $830 million of Net Operating Losses ("NOLs") for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2014	2013
Net Cash Provided by (Used in) Operating Activities	$29.9	$(11.9)
Net Cash Provided by (Used in) Investing Activities	10.9	(33.7)
Net Cash (Used in) Provided by Financing Activities	(58.6)	34.4

Net cash provided by operating activities for the first three months of 2014 totaled $29.9 million, compared to net cash used in operating activities of $11.9 million for the same period in 2013. The increase was due primarily to lower inventory and lower payments for incentive compensation; partially offset by lower interest payments due to the lower average interest rates on the Company’s debt. Pension contributions for the first three months of 2014 and 2013 were $0.8 million and $10.7 million, respectively.

Net cash provided by investing activities for the first three months of 2014 totaled $10.9 million, compared to net cash used in investing activities of $33.7 million for the same period in 2013. The year over year change was primarily due to the proceeds from the sale of the Company's labels business of $70.7 million and an increase in capital spending, primarily for improving process capabilities.

Net cash used in financing activities for the first three months of 2014 totaled $58.6 million, compared to net cash provided by financing activities of $34.4 million for the same period in 2013. Current year activities include net payments under revolving credit facilities of $26.9 million and payments on debt of $15.4 million. The Company withheld $15.8 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units. In the prior year, the Company had net borrowings under revolving credit facilities of $54.2 million and payments on debt of $13.0 million. Additionally, in the prior year the Company withheld $10.9 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units.

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

The Company has entered into various factoring and supply chain financing arrangements, principally at the request of customers, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the periods ended March 31, 2014 and December 31, 2013, the Company had received incremental proceeds of approximately $19 million and $41 million, respectively, from the factoring arrangements. Amounts transferred subject to continuing involvement at March 31, 2014 and December 31, 2013 were approximately $2 million and $20 million, respectively.

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for, and as of, the period ended March 31, 2014 are listed below:

Twelve Months Ended
In millions	March 31, 2014
Net Income	$146.9
Income Tax Expense	68.5
Interest Expense, Net	89.2
Depreciation and Amortization including Debt Issuance Costs	284.9
Equity Income of Unconsolidated Entities, Net of Dividends	(0.1)
Other Non-Cash Charges	48.6
Other Non-Recurring / Extraordinary / Unusual Items	45.8
Credit Agreement EBITDA	$683.8

As of
In millions	March 31, 2014
Short-Term Debt	$79.0
Long-Term Debt	2,132.2
Total Debt	$2,211.2
Less: Cash and Cash Equivalents	34.7
Consolidated Indebtedness	$2,176.5

Twelve Months Ended
In millions	March 31, 2014
Interest Expense, Net	$95.1
Less: Amortization of Financing Costs	5.9
Consolidated Interest Expense	$89.2

At March 31, 2014, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 3.18 to 1.00

At March 31, 2014, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 7.67 to 1.00

As of March 31, 2014, the Company’s credit rating was BB+ by Standard & Poor’s with a positive outlook and Ba2 by Moody’s Investor Services with a stable outlook.

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

Capital Investment

The Company’s capital investment in the first three months of 2014 was $59.3 million compared to $32.9 million in the first three months of 2013. The increase was primarily due to investments made as part of the European integration along with several planned asset upgrades at our U.S. based mills.

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

The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s Form 10-K for the year ended December 31, 2013.

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

The Company also expects the following in 2014:

•	Depreciation and amortization between $275 million and $285 million.

•	Interest expense of $85 million to $95 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net Debt reduction of approximately $350 million, excluding acquisition and divestiture activity.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2013. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2014. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2013 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see Note 9 - Environmental and Legal Matters in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Graphic Packaging International, Inc. Executive Severance Plan, as amended and restated as of February 25, 2014.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 24, 2014
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 24, 2014
Deborah R. Frank