Form 10-Q
period 2014-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2014-07-24
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of July 21, 2014, there were 327,020,678 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding capital investment, depreciation and amortization, interest expense, debt reduction, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2013 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2014	2013	2014	2013
Net Sales	$1,116.7	$1,139.7	$2,189.4	$2,240.2
Cost of Sales	903.6	951.1	1,789.3	1,868.7
Selling, General and Administrative	94.5	97.0	195.4	196.2
Other Expense (Income), Net	0.4	(4.4)	(1.0)	(7.3)
Restructuring and Other Special Charges	171.1	8.3	178.9	9.7
(Loss) Income from Operations	(52.9)	87.7	26.8	172.9
Interest Expense, Net	(21.2)	(29.7)	(41.6)	(56.9)
Loss on Modification or Extinguishment of Debt	—	(25.9)	—	(25.9)
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entities	(74.1)	32.1	(14.8)	90.1
Income Tax Benefit (Expense)	33.2	(11.4)	8.4	(35.1)
(Loss) Income before Equity Income of Unconsolidated Entities	(40.9)	20.7	(6.4)	55.0
Equity Income of Unconsolidated Entities	0.6	0.4	0.9	0.7
Net (Loss) Income	(40.3)	21.1	(5.5)	55.7
Net Loss Attributable to Noncontrolling Interests	0.3	0.1	0.7	0.4
Net (Loss) Income Attributable to Graphic Packaging Holding Company	$(40.0)	$21.2	$(4.8)	$56.1

Net (Loss) Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$(0.12)	$0.06	$(0.01)	$0.16
Net (Loss) Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$(0.12)	$0.06	$(0.01)	$0.16

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Net (Loss) Income	$(40.3)	$21.1	$(5.5)	$55.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	(1.2)	1.3	(1.2)	3.6
Currency Translation Adjustment	4.3	(6.4)	8.7	(21.5)
Pension Benefit Plans	(0.5)	6.0	1.6	12.0
Postretirement Benefit Plans	(0.2)	(0.1)	(2.6)	(0.3)
Total Other Comprehensive Income (Loss), Net of Tax	2.4	0.8	6.5	(6.2)
Total Comprehensive (Loss) Income	(37.9)	21.9	1.0	49.5
Comprehensive Loss Attributable to Noncontrolling Interests	0.1	0.1	0.4	0.4
Comprehensive (Loss) Income Attributable to Graphic Packaging Holding Company	$(37.8)	$22.0	$1.4	$49.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2014	December 31, 2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$157.0	$52.2
Receivables, Net	490.1	412.8
Inventories, Net	522.7	557.1
Deferred Income Tax Assets	172.2	171.3
Other Current Assets	34.6	32.2
Assets Held for Sale	10.2	6.6
Total Current Assets	1,386.8	1,232.2
Property, Plant and Equipment, Net	1,550.4	1,678.9
Goodwill	1,191.5	1,125.4
Intangible Assets, Net	351.9	467.0
Other Assets	65.5	55.8
Total Assets	$4,546.1	$4,559.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$73.0	$77.4
Accounts Payable	407.0	428.3
Other Accrued Liabilities	187.0	205.5
Total Current Liabilities	667.0	711.2
Long-Term Debt	2,245.3	2,176.2
Deferred Income Tax Liabilities	307.2	329.9
Other Noncurrent Liabilities	264.5	268.4

Redeemable Noncontrolling Interests (Note 8)	—	11.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 327,020,678 and 324,746,642 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3.3	3.2
Capital in Excess of Par Value	1,788.2	1,789.9
Accumulated Deficit	(547.4)	(542.6)
Accumulated Other Comprehensive Loss	(182.0)	(188.2)
Total Equity	1,062.1	1,062.3
Total Liabilities and Equity	$4,546.1	$4,559.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(5.5)	$55.7
Non-cash Items Included in Net (Loss) Income:
Depreciation and Amortization	136.4	133.7
Deferred Income Taxes	(13.6)	28.0
Amount of Postretirement Expense (Less) Greater Than Funding	(9.2)	6.8
Loss on the Sale of Assets	170.4	—
Other, Net	29.3	19.2
Changes in Operating Assets and Liabilities	(154.2)	(133.5)
Net Cash Provided by Operating Activities	153.6	109.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(108.9)	(84.6)
Proceeds from Government Grant	26.9	—
Acquisition of Business	(190.7)	—
Cash Acquired Related to Acquisition	16.9	—
Proceeds Received from the Sale of Assets, Net of Selling Costs	167.4	—
Other, Net	(1.6)	(1.9)
Net Cash Used in Investing Activities	(90.0)	(86.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	425.0
Retirement of Long-Term Debt	—	(425.0)
Payments on Debt	(30.8)	(29.7)
Borrowings under Revolving Credit Facilities	794.2	982.9
Payments on Revolving Credit Facilities	(699.1)	(961.8)
Redemption and Debt Issuance Costs	—	(27.4)
Repurchase of Common Stock related to Share-Based Payments	(15.8)	(11.0)
Other, Net	(8.4)	8.0
Net Cash Provided by (Used in) Financing Activities	40.1	(39.0)

Effect of Exchange Rate Changes on Cash	1.1	(2.8)

Net Increase (Decrease) in Cash and Cash Equivalents	104.8	(18.4)
Cash and Cash Equivalents at Beginning of Period	52.2	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157.0	$33.1

Supplemental non-cash investing activities:

Total Consideration Received from the Sale of Assets, Net of Selling Costs	$180.7	$—
Cash Proceeds Received from the Sale of Assets, Net of Selling Costs	167.4	—
Non-cash Consideration Received from the Sale of Assets, Net of Selling Costs	$13.3	$—

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

Accounts Receivable and Allowances

The Company has entered into various factoring and supply chain financing arrangements, principally at the request of customers, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the periods ended June 30, 2014 and December 31, 2013, the Company sold receivables of approximately $125 million and $97 million, respectively, from the factoring arrangements. Amounts transferred subject to continuing involvement at June 30, 2014 and December 31, 2013 were approximately $48 million and $20 million, respectively.

Equity Secondary Offerings

During the second quarter of 2014, certain shareholders of the Company sold 43.7 million shares of common stock in a secondary public offering at $10.45 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the "TPG Entities") and certain Coors family trusts and the Adolph Coors Foundation. Following this sale, these shareholders no longer hold shares of the Company's common stock.

During the first quarter of 2014, certain shareholders of the Company sold 30 million shares of common stock in a secondary public offering at $9.85 per share. The shares were sold by TPG Entities, Clayton, Dubilier & Rice Fund V Limited Partnership (the "CD&R Fund") and Old Town, S.A. ("Old Town"). As a result of these actions, the CD&R Fund and Old Town no longer hold shares of the Company. The TPG Entities and certain Coors family trusts and the Adolph Coors Foundation held approximately 13% of shares outstanding.

Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Loss on Sale of Assets	$164.5	$—	$170.4	$—
Charges Associated with Business Combinations	4.3	6.7	5.9	7.5
Other Special Charges	2.3	1.6	2.6	2.2
Total	$171.1	$8.3	$178.9	$9.7

In connection with the Company's strategy to focus on core assets, on June 30, 2014, the Company completed the sale of its multi-wall bag business. The financial impact of this transaction is reflected in loss on Sale of Assets in the above table. Approximately $263 million of assets were disposed of, consisting of net working capital of $75 million, fixed assets of $104 million, goodwill of $8 million and intangible assets of $76 million. In 2013, the multi-wall bag business net sales were approximately $440 million or approximately 10% of Consolidated Net Sales and are reported in the flexible packaging segment. Assets of approximately $27 million related to the facility that was previously part of the flexible packaging segment were retained by the Company.

On May 23, 2014, the Company completed its acquisition of U.K.-based Benson Group ("Benson"). Charges associated with the acquisition are reflected in Charges Associated with Business Combinations in the above table. For more information regarding the acquisition of Benson, see "Note 3-Acquisitions".

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

Effective January 1, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and for significant disposals of components of an entity that do not qualify for discontinued operations reporting. The adoption impacted the presentation of the consolidated financial statements related to disposals in 2014.

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for the annual reporting period beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of adoption on the Company's financial position, results of operations and cash flows.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2014	December 31, 2013
Finished Goods	$257.7	$288.3
Work in Progress	53.0	49.2
Raw Materials	144.1	149.7
Supplies	67.9	69.9
Total	$522.7	$557.1

NOTE 3 — ACQUISITION

On May 23, 2014, the Company acquired Benson, a leading food, retail and health care packaging company in the United Kingdom. Under the terms of the transaction, the Company paid $190.7 million in an all cash transaction funded with existing cash and borrowings under the Company's revolving line of credit. Benson operated four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and healthcare products industries. The acquisition and associated goodwill are included in the paperboard packaging segment. This transaction is herein referred to as the "Benson Acquisition".

The purchase price of the Benson Acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date and is subject to adjustments in subsequent periods once the third party valuation is completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition as the Benson Acquisition was made to continue to grow the European food and beverage business, to expand the Company's presence in store brand packaging and to further optimize the Company's supply chain footprint. The Company incurred and expensed transaction costs of $4.2 million related to the Benson Acquisition.

The Company does not expect the goodwill recorded to be deductible for tax purposes. The preliminary purchase price allocation is as follows:

In millions
Purchase Price	$190.7

In millions
Cash and Cash Equivalents	$16.9
Receivables, Net	44.7
Inventories	16.3
Other Current Assets	7.3
Property, Plant and Equipment, Net	25.5
Total Assets Acquired	110.7
Current Liabilities, Excluding Current Portion of Long-Term Debt	36.3
Deferred Tax Liabilities	1.5
Total Liabilities Assumed	37.8
Net Assets Acquired	72.9
Goodwill	117.8
Total Estimated Fair Value of Net Assets Acquired	$190.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

On June 16, 2014, GPII entered into Amendment No. 3 to the Amended and Restated Credit Agreement with a syndicate of lenders consisting primarily of commercial banks (the "Credit Agreement"). This Amendment No. 3 increased the revolving credit facilities under which borrowings may be made in Sterling or Euro by €63.0 million (approximately $86 million). The fees of $0.2 million were deferred and will be amortized over the term of the credit facilities.

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2013 Form 10-K.

Long-Term Debt is composed of the following:

In millions	June 30, 2014	December 31, 2013
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$247.5	$247.3
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (1.90% at June 30, 2014) payable through 2018	1,183.9	1,214.6
Senior Secured Revolving Facilities with interest payable at floating rates (2.00% at June 30, 2014) payable in 2018	445.6	344.3
Capital Lease Obligations	4.2	5.6
Other	12.1	16.8
Total Debt	2,318.3	2,253.6
Less: Short-Term Debt and Current Portion of Long-Term Debt	73.0	77.4
Total Long-Term Debt	$2,245.3	$2,176.2

At June 30, 2014, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Domestic Revolving Credit Facility (a)	$1,000.0	$300.0	$673.9
International Facilities	248.6	157.6	91.0
Total	$1,248.6	$457.6	$764.9

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $26.1 million as of June 30, 2014. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2015 unless extended.

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

As of June 30, 2014, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

NOTE 5 — STOCK INCENTIVE PLANS

As of May 21, 2014, the Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Prior to the approval of the 2014 Plan and the expiration of the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the "2004 Plan"), the Company made all new grants under the 2004 Plan. Awards previously granted under the 2004 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2004 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2014 and 2004 Plans permit the grant of stock awards, restricted stock and restricted stock units (“RSUs”). Generally, all RSUs vest and become payable in three years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets and service requirements that must be met for the shares to vest. Upon vesting, RSUs are payable in shares of common stock. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs granted in the first six months of 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	2,095,482	$10.27
Stock Awards — Board of Directors	77,139	10.50

During the six months ended June 30, 2014 and 2013, $7.9 million and $11.3 million, respectively, were charged to compensation expense for stock incentive plans.

During the six months ended June 30, 2014 and 2013, approximately 2.3 million and 3.5 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2011 and 2010, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2014	2013	2014	2013	2014	2013	2014	2013
Components of Net Periodic Cost:
Service Cost	$3.6	$4.1	$7.3	$8.1	$0.3	$0.3	$0.6	$0.7
Interest Cost	14.5	13.2	29.0	26.3	0.5	0.6	1.1	1.1
Administrative Expenses	0.1	0.1	0.3	0.3	—	—	—	—
Expected Return on Plan Assets	(20.0)	(17.1)	(40.0)	(34.1)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.2	0.3	0.4	—	(0.1)	(0.1)	(0.1)
Actuarial Loss (Gain)	3.0	9.4	6.0	18.8	(0.2)	(0.2)	(0.5)	(0.5)
Net Periodic Cost	$1.4	$9.9	$2.9	$19.8	$0.6	$0.6	$1.1	$1.2

Employer Contributions

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company made contributions of $11.9 million and $13.2 million to its pension plans during the first six months of 2014 and 2013, respectively. The Company expects to make contributions of $40 to $60 million for the full year 2014. During 2013, the Company made $51.5 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.3 million and $1.0 million during the first six months of 2014 and 2013, respectively. The Company estimates its postretirement health care benefit payments for the full year 2014 to be approximately $3 million. During 2013, the Company made postretirement health care benefit payments of $1.8 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At June 30, 2014 and December 31, 2013, the Company had interest rate swap agreements outstanding with a notional amount of $560.0 million. The swap agreements, under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates, expire in April 2016.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first six months of 2014 and 2013, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings. The Company has hedged 67% and 63% of its expected natural gas usage for 2014 and 2015, respectively.

During the first six months of 2014 and 2013, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other Expense (Income), Net when the anticipated transaction affects income.

At June 30, 2014, multiple forward exchange contracts existed that expire on various dates through 2014. Those purchased forward exchange contracts outstanding at June 30, 2014 and December 31, 2013, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2014 and December 31, 2013 had notional amounts totaling $30.1 million and $65.3 million, respectively.

No amounts were reclassified to earnings during the first six months of 2014 or during 2013 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2014 and December 31, 2013, multiple foreign currency forward exchange contracts existed,

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2014 and December 31, 2013, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2014 and December 31, 2013, had net notional amounts totaling $47.4 million and $32.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

As of June 30, 2014, the Company had a gross derivative liability of $5.5 million and a gross derivative asset of $1.2 million, respectively, primarily related to interest rate, foreign currency and commodity contracts.

As of June 30, 2014, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at June 30, 2014 and December 31, 2013 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Total Debt. The fair value of the Company’s Total Debt (excluding capital leases) was $2,338.4 million and $2,267.6 million as compared to the carrying amounts of $2,314.1 million and $2,248.0 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

The fair value of the Company's assets held for sale at June 30, 2014 and December 31, 2013 was $10.2 million and $6.6 million, respectively. The value is recorded at the lower of book value or fair value, less costs to sell. Fair value was determined using the market approach based on the value of similar assets (Level 3 inputs).

The following is a rollforward of pre-tax Accumulated Other Comprehensive (Loss) Income.

In millions
Balance at December 31, 2013	$(1.3)
Reclassification to Earnings	(1.4)
Current Period Change in Fair Value	(0.7)
Balance at June 30, 2014	$(3.4)

At June 30, 2014, the Company expects to reclassify approximately $2.4 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — REDEEMABLE NONCONTROLLING INTERESTS

On December 8, 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall bag businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively "DNK"), both wholly owned subsidiaries of Capital Five Investments, LLC ("CVI"). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC ("GFP") and contributed its ownership interests in multi-wall bag and specialty plastics packaging subsidiaries to it. CVI concurrently contributed its ownership interests in DNK to GFP. Neither party received cash consideration as part of the transaction. The Company owned 87% of GFP and consolidated its results of operations with the remaining 13% of GFP owned by CVI.

On May 30, 2014, the Company acquired the remaining 13% of GFP from CVI. Prior to May 30, 2014, CVI's noncontrolling interest in GFP was recorded as Redeemable Noncontrolling Interests in the Company's financial statements.

At June 30, 2014, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2013	$11.3
Net Loss Attributable to Redeemable Noncontrolling Interests	(0.7)
Other Comprehensive Income, Net of Tax	0.3
Redemption of Noncontrolling Interest	(10.9)
Balance at June 30, 2014	$—

Prior to May 30, 2014, the calculation of fair value (a Level 3 measurement) of the redeemable noncontrolling interest was determined by using a discounted cash flow analysis based on the Company's forecasts discounted using a weighed average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — INCOME TAXES

During the three and six months ended June 30, 2014, the Company recognized an Income Tax Benefit of $33.2 million and $8.4 million, respectively, on Loss before Income Taxes and Equity Income of Unconsolidated Entities of $74.1 million and $14.8 million. The effective tax rate for the three and six months ended June 30, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the impact of the writeoff of nondeductible goodwill in connection with the sale of the labels and multi-wall bag businesses and other discrete items of $4.3 million and $4.9 million, respectively. During the three and six months ended June 30, 2013, the Company recognized Income Tax Expense of $11.4 million and $35.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $32.1 million and $90.1 million, respectively. The effective tax rate for the six months ended June 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $917 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

NOTE 11 — SEGMENT INFORMATION

Through June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging. These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The Company’s reportable segments are based upon strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in GPHC’s Form 10-K for the year ended December 31, 2013.

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

The flexible packaging segment produces kraft paper and converts kraft and specialty paper into products which include multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene and coated paper. Coated paper products include institutional french fry packaging, barrier punch rollstock and freezer paper. Key end-markets include food and agriculture, building and

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

industrial materials, chemicals, minerals and pet food. Flexible packaging paper is used in a wide range of consumer applications. As previously disclosed, on June 30, 2014, the Company sold its multi-wall bag business which is reported in the Flexible Packaging segment. As a result of the sale, the Company is reevaluating its business segment disclosures.
Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
NET SALES:
Paperboard Packaging	$987.3	$972.1	$1,929.1	$1,908.2
Flexible Packaging	129.4	167.6	260.3	332.0
Total	$1,116.7	$1,139.7	$2,189.4	$2,240.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$131.5	$104.4	$231.7	$207.1
Flexible Packaging (a)	(169.5)	(1.4)	(174.0)	(5.2)
Corporate	(14.9)	(15.3)	(30.9)	(29.0)
Total	$(52.9)	$87.7	$26.8	$172.9

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$63.1	$61.4	$124.1	$119.8
Flexible Packaging	6.0	6.4	11.4	12.8
Corporate	0.3	0.5	0.9	1.1
Total	$69.4	$68.3	$136.4	$133.7

(a) Includes Loss on Sale of Assets of multi-wall bag business of $164.5 million for the three and six month periods ended June 30, 2014.

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2013 Form 10-K.

The pretax loss of the multi-wall bag business for the three and six months ended June 30, 2014 was $164.5 million and $168.4 million, respectively and for the same periods in 2013 was $10 million and $14.7 million , respectively.

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2014	2013	2014	2013
Net (Loss) Income Attributable to Graphic Packaging Holding Company	$(40.0)	$21.2	$(4.8)	$56.1
Weighted Average Shares:
Basic	328.7	349.8	328.2	348.9
Dilutive Effect of RSUs and Stock Awards	—	1.7	—	2.0
Diluted	328.7	351.5	328.2	350.9
(Loss) Income Per Share — Basic	$(0.12)	$0.06	$(0.01)	$0.16
(Loss) Income Per Share — Diluted	$(0.12)	$0.06	$(0.01)	$0.16

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Employee Stock Options	—	918,505	—	1,368,800
Restricted Stock Units	1,516,082	—	2,089,335	—

NOTE 13 — EQUITY

The following is a summary of the changes in total equity for the six months ended June 30, 2014:

In millions	Graphic Packaging Holding Company Shareholders Equity (a)
Balance at December 31, 2013	$1,062.3
Net Loss	(4.8)
Other Comprehensive Income, Net of Tax	6.2
Redemption of Noncontrolling Interest (b)	2.4
Compensation Expense Under Share-Based Plans	8.8
Issuance of Common Stock, Net of Stock Repurchased for Tax Withholdings	(12.8)
Balance at June 30, 2014	$1,062.1

(a) Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(b) On May 30, 2014, the Company redemed the remaining 13% of GFP (see "Note 8- Redeemable Noncontrolling Interest"). The redemption of the noncontrolling interest was an amount less than net book value, net of taxes.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the six months ended June 30, 2014 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2013	$(10.8)	$(174.1)	$12.8	$0.5	$(16.6)	$(188.2)
Other Comprehensive Income (Loss) before Reclassifications	(0.3)	(3.5)	(2.0)	—	8.7	2.9
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income (b)	(0.9)	4.8	(0.6)	—	—	3.3
Net Current-period Other Comprehensive Income (Loss)	(1.2)	1.3	(2.6)	—	8.7	6.2
Balance at June 30, 2014	$(12.0)	$(172.8)	$10.2	$0.5	$(7.9)	$(182.0)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the six months ended June 30, 2014:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(2.8)		Cost of Sales
Foreign Currency Contracts	(0.3)		Other Expense (Income), Net
Interest Rate Swap Agreements	1.7		Interest Expense, Net
	(1.4)		Total before Tax
	0.5		Tax Benefit
	$(0.9)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.3	(c)
Actuarial Losses	6.0	(c)
	6.3		Total before Tax
	(1.5)		Tax Expense
	$4.8		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.5)	(c)
	(0.6)		Total before Tax
	—		Tax Expense
	$(0.6)		Net of Tax

Total Reclassifications for the Period	$3.3

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 15 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII's debt securities. These consolidating financial statements reflect GPHC and GPC (collectively the "Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the subsidiaries of GFP. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees. As of June 30, 2014, the assets retained from the sale of the multi-wall bag business that was previously part of the flexible packaging segment were transferred from Combined Nonguarantor Subsidiaries to Subsidiary Issuer, see "Note 1- General Information".

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$854.2	$0.4	$328.0	$(65.9)	$1,116.7
Cost of Sales	—	673.2	(0.4)	296.7	(65.9)	903.6
Selling, General and Administrative	—	81.4	—	13.1	—	94.5
Other (Income) Expense, Net	—	(0.1)		0.5	—	0.4
Restructuring and Other Special Charges	—	0.3	—	170.8	—	171.1
Income (Loss) from Operations	—	99.4	0.8	(153.1)	—	(52.9)
Interest Expense, Net	—	(19.2)	—	(2.0)	—	(21.2)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	80.2	0.8	(155.1)	—	(74.1)
Income Tax (Expense) Benefit	—	(28.8)	(0.1)	62.1	—	33.2
Income (Loss) before Equity Income of Unconsolidated Entities	—	51.4	0.7	(93.0)	—	(40.9)
Equity Income of Unconsolidated Entities	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	(40.3)	(91.7)	(0.6)	—	132.6	—
Net (Loss) Income	(40.3)	(40.3)	0.1	(92.4)	132.6	(40.3)
Net Loss Attributable to Noncontrolling Interests	0.3	0.3	—	—	(0.3)	0.3
Net (Loss) Income Attributable to Graphic Packaging Holding Company	$(40.0)	$(40.0)	$0.1	$(92.4)	$132.3	$(40.0)

Comprehensive (Loss) Income Attributable to Graphic Packaging Holding Company	$(37.8)	$(37.8)	$0.3	$(86.5)	$124.0	$(37.8)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$834.8	$17.2	$343.4	$(55.7)	$1,139.7
Cost of Sales	—	677.5	12.8	316.5	(55.7)	951.1
Selling, General and Administrative	—	58.8	2.0	36.2	—	97.0
Other Expense (Income), Net	—	(0.7)	—	(3.7)	—	(4.4)
Restructuring and Other Special Charges	—	1.6	—	6.7	—	8.3
Income (Loss) from Operations	—	97.6	2.4	(12.3)	—	87.7
Interest Expense, Net	—	(27.0)	—	(2.7)	—	(29.7)
Loss on Modification or Extinguishment of Debt	—	(25.9)	—	—	—	(25.9)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	44.7	2.4	(15.0)	—	32.1
Income Tax (Expense) Benefit	—	(16.0)	(0.9)	5.5	—	(11.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	28.7	1.5	(9.5)	—	20.7
Equity Income of Unconsolidated Entities	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	21.1	(7.6)	(0.1)	—	(13.4)	—
Net Income (Loss)	21.1	21.1	1.4	(9.1)	(13.4)	21.1
Net Loss Attributable to Noncontrolling Interests	0.1	0.1	—	—	(0.1)	0.1
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$21.2	$21.2	$1.4	$(9.1)	$(13.5)	$21.2

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$22.0	$22.0	$(0.7)	$(21.6)	$0.3	$22.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,672.3	$0.8	$628.2	$(111.9)	$2,189.4
Cost of Sales	—	1,332.7	(0.7)	569.2	(111.9)	1,789.3
Selling, General and Administrative	—	155.0	0.1	40.3	—	195.4
Other (Income) Expense, Net	—	(0.8)	—	(0.2)	—	(1.0)
Restructuring and Other Special Charges	—	0.6	5.9	172.4	—	178.9
Income (Loss) from Operations	—	184.8	(4.5)	(153.5)	—	26.8
Interest Expense, Net	—	(37.4)		(4.2)	—	(41.6)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	147.4	(4.5)	(157.7)	—	(14.8)
Income Tax (Expense) Benefit	—	(56.8)	1.9	63.3	—	8.4
Income (Loss) before Equity Income of Unconsolidated Entities	—	90.6	(2.6)	(94.4)	—	(6.4)
Equity Income of Unconsolidated Entities	—	—	—	0.9	—	0.9
Equity in Net Earnings of Subsidiaries	(5.5)	(96.1)	(1.2)	—	102.8	—
Net Income (Loss)	(5.5)	(5.5)	(3.8)	(93.5)	102.8	(5.5)
Net Loss Attributable to Noncontrolling Interests	0.7	0.7	—	—	(0.7)	0.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$(4.8)	$(4.8)	$(3.8)	$(93.5)	$102.1	$(4.8)

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$1.4	$1.4	$(3.5)	$(82.5)	$84.6	$1.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,655.4	$32.5	$662.3	$(110.0)	$2,240.2
Cost of Sales	—	1,342.3	24.0	612.4	(110.0)	1,868.7
Selling, General and Administrative	—	129.2	3.8	63.2	—	196.2
Other (Income) Expense, Net	—	(1.7)	—	(5.6)	—	(7.3)
Restructuring and Other Special Charges	—	2.2	—	7.5	—	9.7
Income (Loss) from Operations	—	183.4	4.7	(15.2)	—	172.9
Interest Expense, Net	—	(51.8)	—	(5.1)	—	(56.9)
Loss on Modification or Extinguishment of Debt	—	(25.9)	—	—	—	(25.9)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	105.7	4.7	(20.3)	—	90.1
Income Tax (Expense) Benefit	—	(36.4)	(1.8)	3.1	—	(35.1)
Income (Loss) before Equity Income of Unconsolidated Entities	—	69.3	2.9	(17.2)	—	55.0
Equity Income of Unconsolidated Entities	—	—	—	0.7	—	0.7
Equity in Net Earnings of Subsidiaries	55.7	(13.6)	(1.7)	—	(40.4)	—
Net Income (Loss)	55.7	55.7	1.2	(16.5)	(40.4)	55.7
Net Loss (Income) Attributable to Noncontrolling Interests	0.4	0.4	—	—	(0.4)	0.4
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$56.1	$56.1	$1.2	$(16.5)	$(40.8)	$56.1

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$49.9	$49.9	$0.9	$(41.2)	$(9.6)	$49.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$96.8	$—	$60.2	$—	$157.0
Receivables, Net	—	279.3	—	210.8	—	490.1
Inventories, Net	—	382.4	—	140.3	—	522.7
Intercompany	46.2	469.5	70.7	—	(586.4)	—
Deferred Income Tax Assets	—	172.7	—	—	(0.5)	172.2
Other Current Assets	—	74.5	—	—	(39.9)	34.6
Assets Held for Sale	—	10.2	—	—	—	10.2
Total Current Assets	46.2	1,485.4	70.7	411.3	(626.8)	1,386.8
Property, Plant and Equipment, Net	—	1,358.9	0.5	191.1	(0.1)	1,550.4
Investment in Consolidated Subsidiaries	1,015.9	—	23.0	309.1	(1,348.0)	—
Goodwill	—	1,046.5	—	145.0	—	1,191.5
Other Assets	—	391.2	—	122.0	(95.8)	417.4
Total Assets	$1,062.1	$4,282.0	$94.2	$1,178.5	$(2,070.7)	$4,546.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.7	$—	$10.3	$—	$73.0
Accounts Payable	—	304.6	—	102.4	—	407.0
Intercompany	—	—	33.8	630.7	(664.5)	—
Other Accrued Liabilities	—	145.6	0.3	81.5	(40.4)	187.0
Total Current Liabilities	—	512.9	34.1	824.9	(704.9)	667.0
Long-Term Debt	—	2,096.6	—	148.7	—	2,245.3
Deferred Income Tax Liabilities	—	296.3	—	10.9	—	307.2
Other Noncurrent Liabilities	—	360.3	—	—	(95.8)	264.5

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,062.1	1,015.9	60.1	194.0	(1,270.0)	1,062.1
Total Equity	1,062.1	1,015.9	60.1	194.0	(1,270.0)	1,062.1
Total Liabilities and Equity	$1,062.1	$4,282.0	$94.2	$1,178.5	$(2,070.7)	$4,546.1

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5.5)	$(5.5)	$(3.8)	$(93.5)	$102.8	$(5.5)
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	113.8	0.1	22.5	—	136.4
Deferred Income Taxes	—	(11.0)	—	(2.6)	—	(13.6)
Amount of Postretirement Expense Greater Than Funding	—	(9.4)	—	0.2	—	(9.2)
Equity in Net Earnings of Subsidiaries	5.5	96.1	1.2	—	(102.8)	—
Loss on the Sale of Assets	—	—	5.9	164.5	—	170.4
Other, Net	—	27.5	1.3	0.5	—	29.3
Changes in Operating Assets and Liabilities	—	(32.5)	(76.7)	(60.8)	15.8	(154.2)
Net Cash Provided by (Used in) Operating Activities	—	179.0	(72.0)	30.8	15.8	153.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(82.0)	—	(26.9)	—	(108.9)
Proceeds from Government Grant	—	26.9	—	—	—	26.9
Cash Acquired in Acquisiiton	—	—	—	16.9	—	16.9
Acquisition of Business	—	—	—	(190.7)	—	(190.7)
Proceeds Received from the Sale of Assets, Net of Selling Costs	—	—	70.7	96.7	—	167.4
Other, Net	15.8	(1.6)	—	—	(15.8)	(1.6)
Net Cash Provided by (Used in) Investing Activities	15.8	(56.7)	70.7	(104.0)	(15.8)	(90.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(30.8)	—	—	—	(30.8)
Borrowings under Revolving Credit Facilities	—	666.6	1.3	126.3	—	794.2
Payments on Revolving Credit Facilities	—	(662.6)	—	(36.5)	—	(699.1)
Repurchase of Common Stock related to Share-Based Payments	(15.8)	—	—	—	—	(15.8)
Other, Net	—	—	—	(8.4)	—	(8.4)
Net Cash (Used in) Provided by Financing Activities	(15.8)	(26.8)	1.3	81.4	—	40.1

Effect of Exchange Rate Changes on Cash	—	—	—	1.1	—	1.1

Net Decrease in Cash and Cash Equivalents	—	95.5	—	9.3	—	104.8
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$96.8	$—	$60.2	$—	$157.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$55.7	$55.7	$1.2	$(16.5)	$(40.4)	$55.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	109.3	2.0	22.4	—	133.7
Deferred Income Taxes	—	28.0	—	—	—	28.0
Amount of Postretirement Expense Greater (Less) Than Funding	—	10.4	—	(3.6)	—	6.8
Equity in Net Earnings of Subsidiaries	(55.7)	13.6	1.7	—	40.4	—
Other, Net	—	18.2	—	1.0	—	19.2
Changes in Operating Assets and Liabilities	—	(127.5)	(4.9)	(1.1)	—	(133.5)
Net Cash Used in Operating Activities	—	107.7	—	2.2	—	109.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(76.0)	—	(8.6)	—	(84.6)
Other, Net	1.9	(1.9)	—	—	(1.9)	(1.9)
Net Cash Provided by (Used in) Investing Activities	1.9	(77.9)	—	(8.6)	(1.9)	(86.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	425.0	—	—	—	425.0
Net Proceeds from Issuance of Common Stock	—	(425.0)	—	—	—	(425.0)
Repurchase of Common Stock	—	—	—	—	—	—
Payments on Debt	—	(28.7)	—	(1.0)	—	(29.7)
Borrowings under Revolving Credit Facilities	—	878.1	—	104.8	—	982.9
Payments on Revolving Credit Facilities	—	(855.0)	—	(106.8)	—	(961.8)
Redemption and Debt Issuance Costs	—	(27.4)	—	—	—	(27.4)
Repurchase of Common Stock related to Share-Based Payments	(11.0)	—	—	—	—	(11.0)
Other, Net	9.1	(2.6)	—	(0.4)	1.9	8.0
Net Cash (Used in) Provided by Financing Activities	(1.9)	(35.6)	—	(3.4)	1.9	(39.0)

Effect of Exchange Rate Changes on Cash	—	—	—	(2.8)	—	(2.8)

Net Decrease in Cash and Cash Equivalents	—	(5.8)	—	(12.6)	—	(18.4)
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.1	$—	$33.0	$—	$33.1

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

Until the sale of its multi-wall bag business on June 30, 2014, the Company has been a leading supplier of flexible packaging in North America. Products include multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Coated paper products include institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets include food and agriculture, building and industrial materials, chemicals, minerals, and pet foods.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first six months of 2014 by $41.8 million, compared to the first six months of 2013. The higher costs in 2014 are primarily related to labor and related benefits ($21.4 million), energy costs ($10.1 million) primarily due to the price of natural gas, externally purchased board ($6.0 million) and inks and coatings ($3.1 million) and other costs ($1.2 million).

The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2014 and 2015. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first six months of 2014, the Company achieved approximately $32 million in incremental cost savings as compared to the first six months of 2013, through its continuous improvement programs and manufacturing initiatives.

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

Debt Obligations. The Company had $2,318.3 million of outstanding debt obligations as of June 30, 2014. This debt can have consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Credit Agreement and the Indenture also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Company’s ability to comply in future periods with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

•
Net Sales for the three months ended June 30, 2014 decreased by $23.0 million, or 2.0%, to $1,116.7 million from $1,139.7 million for the three months ended June 30, 2013 primarily due to lower volume of $53.4 million due to the sale of the flexible plastics, uncoated recycle board ("URB") mill and the labels businesses. This decrease was partially offset by higher pricing, the acquisition of the Benson Group ("Benson"), new consumer and beverage products and favorable exchange rates primarily in Europe.

•
Loss from Operations for the three months ended June 30, 2014 increased to $52.9 million compared to Income from Operations of $87.7 million for the three months ended June 30, 2013. The decrease was driven by the loss on the sale of the multi-wall bag business of $164.5 million and higher inflation, partially offset by the higher pricing and performance improvements.

•
On May 23, 2014, the Company acquired Benson, a leading food and health care packaging company in the United Kingdom. Under the terms of the transaction, the Company paid $190.7 million in an all cash transaction funded with existing cash and borrowings under the Company's revolving line of credit. Benson operated four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and healthcare industries.

•
In connection with the Company's strategy to focus on core assets, on June 30, 2014, the Company completed the sale of its multi-wall bag business. The financial impact of this transaction is reflected in loss on Sale of Assets in the above table. Approximately $263 million of assets were disposed of consisting of net working capital of $75 million, fixed assets of $104 million, goodwill of $8 million and intangible assets of $76 million. In 2013, the multi-wall bag business net sales were approximately $440 million or approximately 10% of Consolidated Net Sales and are reported in the flexible packaging segment. Assets of approximately $27 million related to the facility that was previously part of the flexible packaging segment were retained by the Company.

•
During the second quarter of 2014, certain shareholders of the Company sold 43.7 million shares of common stock in a secondary public offering at $10.45 per share. The shares were sold by certain affiliates of TPG Capital, L.P. (the "TPG Entities") and certain Coors family trusts and the Adolph Coors Foundation. Following this sale, these shareholders no longer hold shares of the Company's common stock.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two reportable segments: paperboard packaging and flexible packaging.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
NET SALES:
Paperboard Packaging	$987.3	$972.1	$1,929.1	$1,908.2
Flexible Packaging	129.4	167.6	260.3	332.0
Total	$1,116.7	$1,139.7	$2,189.4	$2,240.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$131.5	$104.4	$231.7	$207.1
Flexible Packaging	(169.5)	(1.4)	(174.0)	(5.2)
Corporate	(14.9)	(15.3)	(30.9)	(29.0)
Total	$(52.9)	$87.7	$26.8	$172.9

SECOND QUARTER 2014 COMPARED WITH SECOND QUARTER 2013

Net Sales

	Three Months Ended June 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$987.3	$972.1	$15.2	1.6%
Flexible Packaging	129.4	167.6	(38.2)	(22.8)%
Total	$1,116.7	$1,139.7	$(23.0)	(2.0)%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Exchange	Total	2014
Paperboard Packaging	$972.1	$21.4	$10.7	$(21.0)	$4.1	$15.2	$987.3
Flexible Packaging	167.6	2.3	(8.1)	(32.4)	—	(38.2)	129.4
Total	$1,139.7	$23.7	$2.6	$(53.4)	$4.1	$(23.0)	$1,116.7

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended June 30, 2014 increased by $15.2 million, or 1.6%, to $987.3 million from $972.1 million for the same period in 2013. The increase was the result of higher pricing due to inflationary cost pass throughs, the Benson acquisition of $18 million and favorable exchange rates primarily in Europe. This was partially offset by lower volumes due to the sale of the labels and the URB mill. Volume in the global beverage and open markets and open market sales were down and general market softness continued in dry foods and cereals. The volume decline was partially offset by new consumer and beverage products.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended June 30, 2014 decreased by $38.2 million or 22.8%, to $129.4 million from $167.6 million for the same period in 2013 primarily due to lower volume of $32.4 million related to the sale of the flexible plastics business.

Income (Loss) from Operations

	Three Months Ended June 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$131.5	$104.4	$27.1	26.0%
Flexible Packaging	(169.5)	(1.4)	(168.1)	N.M (a)
Corporate	(14.9)	(15.3)	0.4	N.M (a)
Total	$(52.9)	$87.7	$(140.6)	N.M (a)

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2013	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2014
Paperboard Packaging	$104.4	$21.4	$0.6	$(20.1)	$0.4	$24.8	$27.1	$131.5
Flexible Packaging	(1.4)	2.3	(7.1)	(2.9)	—	(160.4)	(168.1)	(169.5)
Corporate	(15.3)	—	—	(0.5)	(0.4)	1.3	0.4	(14.9)
Total	$87.7	$23.7	$(6.5)	$(23.5)	$—	$(134.3)	$(140.6)	$(52.9)

(a)	Includes the Company’s cost reduction initiatives, loss on sale of assets, expenses related to integration and acquisition activities and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended June 30, 2014 increased by $27.1 million, or 26.0%, to $131.5 million from $104.4 million for the same period in 2013. This increase was the result of the higher pricing, cost savings through continuous improvement programs and the acquisition of Benson. These increases were offset by inflation. The inflation was primarily related to higher labor and benefits ($8.5 million), energy ($3.9 million), externally purchased board ($2.4 million), wood ($2.1 million), freight related costs ($1.5 million), inks and coatings ($0.8 million), and other ($0.9 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the three months ended June 30, 2014 was $169.5 million compared to Loss from Operations of $1.4 million for the same period in 2013. This increase is the result of the loss on the sale of the multi-wall bag business, lower volumes related to the sale of flexible plastics and higher inflation and severance costs related to right sizing the business. This decrease was partially offset by the improved pricing and cost savings. The inflation was primarily related to labor and benefits ($1.7 million), externally purchased board ($0.3 million) and other costs ($0.9 million).

Corporate

The Company’s Loss from Operations from corporate for the three months ended June 30, 2014 was $14.9 million compared to $15.3 million for the same period in 2013.

FIRST SIX MONTHS 2014 COMPARED WITH FIRST SIX MONTHS 2013

Net Sales

	Six Months Ended June 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$1,929.1	$1,908.2	$20.9	1.1%
Flexible Packaging	260.3	332.0	(71.7)	(21.6)%
Total	$2,189.4	$2,240.2	$(50.8)	(2.3)%

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Exchange	Total	2014
Paperboard Packaging	$1,908.2	$38.8	$12.5	$(36.0)	$5.6	$20.9	$1,929.1
Flexible Packaging	332.0	3.8	(12.8)	(62.7)	—	(71.7)	260.3
Total	$2,240.2	$42.6	$(0.3)	$(98.7)	$5.6	$(50.8)	$2,189.4

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the first six months ended June 30, 2014 increased by $20.9 million, or 1.1%, to $1,929.1 million from $1,908.2 million for the same period in 2013 as a result of the higher pricing due to inflationary cost pass throughs, the acquisition of Benson and favorable exchange rates primarily in Europe. This was partially offset by lower volumes due to the sale of the labels business and URB mill. Volume in the global beverage markets was down and general market softness continued in dry foods and cereals. The volume decline was partially offset by new consumer and beverage products.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the six months ended June 30, 2014 decreased by $71.7 million or 21.6%, to $260.3 million from $332.0 million for the same period in 2013 primarily due to the lower volumes related to the sale of the flexible plastics business in September 2013 and higher internalization of paper, which was partially offset by the higher pricing.

Income (Loss) from Operations

	Six Months Ended June 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$231.7	$207.1	$24.6	11.9%
Flexible Packaging	(174.0)	(5.2)	(168.8)	N.M. (a)
Corporate	(30.9)	(29.0)	(1.9)	N.M. (a)
Total	$26.8	$172.9	$(146.1)	(84.5)%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2013	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2014
Paperboard Packaging	$207.1	$38.8	$(2.9)	$(34.0)	$(2.9)	$25.6	$24.6	$231.7
Flexible Packaging	(5.2)	3.8	(6.8)	(6.8)	—	(159.0)	(168.8)	(174.0)
Corporate	(29.0)	—	—	(1.0)		(0.9)	(1.9)	(30.9)
Total	$172.9	$42.6	$(9.7)	$(41.8)	$(2.9)	$(134.3)	$(146.1)	$26.8

(a)	Includes the Company’s cost reduction initiatives, loss on sale of assets, expenses related to integration and acquisition activities and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the six months ended June 30, 2014 increased by $24.6 million, or 11.9%, to $231.7 million from $207.1 million for the same period in 2013 as a result of the higher pricing, synergies in Europe and cost savings through continuous improvement programs and other strategic initiatives. This increase was partially offset by inflation, the impact of severe weather and related power outages resulting in lost production, higher manufacturing and freight costs, the loss on the sale of business and unfavorable exchange rates, primarily in Japan. The inflation was primarily related to higher labor and benefits ($16.8 million), energy ($9.7 million), externally purchased board ($5.0 million) and inks and coatings ($2.2 million) and other costs (1.2 million), partially offset by lower chemical-based inputs ($0.9 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the six months ended June 30, 2014 was $174.0 million compared to Loss from Operations of $5.2 million for the same period in 2013. This increase is the result of the loss on sale of the multi-wall bag business and higher inflation and severance costs related to right sizing the business. This decrease was partially offset by the improved pricing and cost savings. The inflation was primarily related to labor and benefits ($3.6 million), externally purchased board ($0.9 million) and other costs ($2.3 million).

Corporate

The Company’s Loss from Operations from corporate for the six months ended June 30, 2014 was $30.9 million compared to $29.0 million for the same period in 2013. The increase was primarily related to outside consulting services.

INTEREST EXPENSE, NET AND INCOME TAX EXPENSE

Interest Expense, Net

Interest Expense, Net was $41.6 million and $56.9 million for the first six months of 2014 and 2013, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt and lower average debt balances. As of June 30, 2014, approximately 46.3% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the six months months ended June 30, 2014, the Company recognized an Income Tax Benefit of $8.4 million on Loss before Income Taxes and Equity Income of Unconsolidated Entities of $14.8 million. The effective tax rate for the three and six months ended

June 30, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the impact of the writeoff of nondeductible goodwill in connection with the sale of the labels and multi-wall Bag businesses and other discrete items of $4.3 million and $4.9 million, respectively. During the six months ended June 30, 2013, the Company recognized Income Tax Expense of $35.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $90.1 million. The effective tax rate for the six months ended June 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $917 million of Net Operating Losses ("NOLs") for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2014	2013
Net Cash Provided by Operating Activities	$153.6	$109.9
Net Cash Used in Investing Activities	(90.0)	(86.5)
Net Cash Provided by (Used in) Financing Activities	40.1	(39.0)

Net cash provided by operating activities for the first six months of 2014 totaled $153.6 million, compared to net cash provided by operating activities of $109.9 million for the same period in 2013. The increase was due primarily to improved business operations, excluding non-cash charges, as compared to 2013, partially offset by lower interest payments due to the lower average interest rates on the Company’s debt. Pension contributions for the first six months of 2014 and 2013 were $11.9 million and $13.2 million, respectively.

Net cash used in investing activities for the first six months of 2014 totaled $90.0 million, compared to net cash used in investing activities of $86.5 million for the same period in 2013. The year over year change was primarily due to the acquisition of Benson and an increase in capital spending, primarily for improving process capabilities, offset by proceeds from the sale of the Company's labels and multi-wall bag businesses of $167.4 million and $26.9 million received from a government grant related to specified renewable energy property.

Net cash provided by financing activities for the first six months of 2014 totaled $40.1 million, compared to net cash used in financing activities of $39.0 million for the same period in 2013. Current year activities include net borrowings under revolving credit facilities of $95.1 million and payments on debt of $30.8 million. The Company withheld $15.8 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units. In the prior year, the Company had net borrowings under revolving credit facilities of $21.1 million and payments on debt of $29.7 million and redemption and debt issuance costs of $27.4 million. Additionally, in the prior year the Company withheld $11.0 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units.

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

The Company has entered into various factoring and supply chain financing arrangements, principally at the request of customers, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the periods ended June 30, 2014 and December 31, 2013, the Company sold receivables of approximately $125.0 million and $97.0 million, respectively, from the factoring arrangements. Amounts transferred subject to continuing involvement at June 30, 2014 and December 31, 2013 were approximately $48.0 million and $20.0 million, respectively.

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for, and as of, the period ended June 30, 2014 are listed below:

Twelve Months Ended
In millions	June 30, 2014
Net Income	$85.5
Income Tax Expense	23.9
Interest Expense, Net	81.3
Depreciation and Amortization including Debt Issuance Costs	285.4
Equity Income of Unconsolidated Entities, Net of Dividends	(0.3)
Other Non-Cash Charges	39.7
Other Non-Recurring / Extraordinary / Unusual Items	199.6
Credit Agreement EBITDA	$715.1

As of
In millions	June 30, 2014
Short-Term Debt	$73.0
Long-Term Debt	2,245.3
Total Debt	$2,318.3
Less: Cash and Cash Equivalents (a)	125.0
Consolidated Indebtedness	$2,193.3

(a) Limited to $125 million under the terms of the Credit Agreement.

Twelve Months Ended
In millions	June 30, 2014
Interest Expense, Net	$86.6
Less: Amortization of Financing Costs	5.3
Consolidated Interest Expense	$81.3

At June 30, 2014, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 3.07 to 1.00

At June 30, 2014, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 8.80 to 1.00

As of June 30, 2014, the Company’s credit rating was BB+ by Standard & Poor’s with a positive outlook and Ba2 by Moody’s Investor Services with a stable outlook.

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

Capital Investment

The Company’s capital investment in the first six months of 2014 was $108.9 million compared to $84.6 million in the first six months of 2013. The increase was primarily due to investments made as part of the European integration along with several planned asset upgrades at our U.S.- based mills.

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

The Company also expects the following in 2014:

•	Depreciation and amortization between $265 million and $275 million.

•	Interest expense of $80 million to $90 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net Debt reduction of approximately $350 million, excluding acquisition and divestiture activity.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2013. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2014. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2013 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see "Note 10 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 3 dated as of June 16, 2014 to the Amended and Restated Credit Agreement dated as of March 16, 2012, as previously amended, among Graphic Packaging International Inc., Graphic Packaging Holding Company, Graphic Packaging Corporation and Bank of America, N.A., as Administrative Agent, Alternative Funding Fronting Lender, Swing Line Lender and Euro Tranche Swing Line Lender, each of the lenders from time to time party thereto, each of the subsidiaries of the borrower that are incremental revolving Tranche Borrowers and each of the domestic subsidiaries of the Borrower signatory thereto.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 24, 2014
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 24, 2014
Deborah R. Frank