Form 10-Q
period 2014-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2014-10-21
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 20, 2014, there were 327,033,694 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding capital investment, the potential benefits of acquisitions, the availability of net operating loss carryforwards to offset taxes, depreciation and amortization, interest expense, debt reduction andpension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2013 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2014	2013	2014	2013
Net Sales	$1,050.0	$1,163.0	$3,239.4	$3,403.2
Cost of Sales	847.6	982.3	2,636.9	2,851.0
Selling, General and Administrative	83.6	93.8	279.0	290.0
Other Income, Net	(0.3)	(4.0)	(1.3)	(11.3)
Restructuring and Other Special Charges (Credits)	6.8	(14.8)	185.7	(5.1)
Income from Operations	112.3	105.7	139.1	278.6
Interest Expense, Net	(20.4)	(23.5)	(62.0)	(80.4)
Loss on Modification or Extinguishment of Debt	—	(1.2)	—	(27.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	91.9	81.0	77.1	171.1
Income Tax Expense	(39.3)	(35.8)	(30.9)	(70.9)
Income before Equity Income of Unconsolidated Entities	52.6	45.2	46.2	100.2
Equity Income of Unconsolidated Entities	0.4	0.5	1.3	1.2
Net Income	53.0	45.7	47.5	101.4
Net (Income) Loss Attributable to Noncontrolling Interests	—	(1.2)	0.7	(0.8)
Net Income Attributable to Graphic Packaging Holding Company	$53.0	$44.5	$48.2	$100.6

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.16	$0.13	$0.15	$0.29
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.16	$0.13	$0.15	$0.29

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Net Income	$53.0	$45.7	$47.5	$101.4
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	0.3	(2.2)	(0.9)	1.4
Currency Translation Adjustment	(22.9)	8.3	(14.2)	(13.2)
Pension Benefit Plans	2.4	8.2	4.0	20.2
Postretirement Benefit Plans	(0.8)	(0.3)	(3.4)	(0.6)
Postemployment Benefit Plans	—	—	—	—
Total Other Comprehensive (Loss) Income, Net of Tax	(21.0)	14.0	(14.5)	7.8
Total Comprehensive Income	32.0	59.7	33.0	109.2
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	—	(1.3)	0.4	(0.9)
Comprehensive Income Attributable to Graphic Packaging Holding Company	$32.0	$58.4	$33.4	$108.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2014	December 31, 2013
ASSETS

Current Assets:
Cash and Cash Equivalents	$55.2	$52.2
Receivables, Net	497.7	412.8
Inventories, Net	532.0	557.1
Deferred Income Tax Assets	172.0	171.3
Other Current Assets	32.7	32.2
Assets Held for Sale	9.5	6.6
Total Current Assets	1,299.1	1,232.2
Property, Plant and Equipment, Net	1,545.4	1,678.9
Goodwill	1,121.5	1,125.4
Intangible Assets, Net	401.0	467.0
Other Assets	63.6	55.8
Total Assets	$4,430.6	$4,559.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$68.0	$77.4
Accounts Payable	422.1	428.3
Other Accrued Liabilities	216.2	205.5
Total Current Liabilities	706.3	711.2
Long-Term Debt	2,011.2	2,176.2
Deferred Income Tax Liabilities	359.1	329.9
Other Noncurrent Liabilities	255.7	268.4

Redeemable Noncontrolling Interests (Note 8)	—	11.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 327,029,475 and 324,746,642 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3.3	3.2
Capital in Excess of Par Value	1,792.4	1,789.9
Accumulated Deficit	(494.4)	(542.6)
Accumulated Other Comprehensive Loss	(203.0)	(188.2)
Total Shareholders' Equity	1,098.3	1,062.3
Total Liabilities and Shareholders' Equity	$4,430.6	$4,559.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$47.5	$101.4
Non-cash Items Included in Net Income:
Depreciation and Amortization	202.2	208.5
Deferred Income Taxes	28.8	61.0
Amount of Postretirement Expense Less Than Funding	(13.9)	(0.8)
Loss (Gain) on the Sale of Assets	170.4	(26.6)
Other, Net	29.3	25.0
Changes in Operating Assets and Liabilities	(133.1)	(99.0)
Net Cash Provided by Operating Activities	331.2	269.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(151.4)	(153.2)
Proceeds from Government Grant	26.9	—
Acquisition of Business	(190.7)	—
Cash Acquired Related to Acquisition	16.9	—
Proceeds Received from the Sale of Assets, Net of Selling Costs	167.4	64.6
Other, Net	(4.4)	(7.3)
Net Cash Used in Investing Activities	(135.3)	(95.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	425.0
Retirement of Long-Term Debt	—	(425.0)
Payments on Debt	(46.1)	(56.0)
Borrowings under Revolving Credit Facilities	949.3	1,373.5
Payments on Revolving Credit Facilities	(1,068.6)	(1,418.7)
Redemption and Debt Issuance Costs	—	(29.9)
Repurchase of Common Stock related to Share-Based Payments	(14.7)	(11.2)
Other, Net	(10.2)	10.8
Net Cash Used In Financing Activities	(190.3)	(131.5)

Effect of Exchange Rate Changes on Cash	(2.6)	(1.6)

Net Increase in Cash and Cash Equivalents	3.0	40.5
Cash and Cash Equivalents at Beginning of Period	52.2	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55.2	$92.0

Supplemental non-cash investing activities:

Total Consideration Received from the Sale of Assets, Net of Selling Costs	$180.7	$76.0
Cash Proceeds Received from the Sale of Assets, Net of Selling Costs	167.4	64.6
Non-cash Consideration Received from the Sale of Assets, Net of Selling Costs	$13.3	$11.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business and Basis of Presentation

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company is the largest U.S. producer of folding cartons and holds a leading market position in coated unbleached kraft paperboard and coated-recycled boxboard. The Company’s customers include many of the most widely recognized companies and brands with prominent market positions in beverage, food, and other consumer products. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to quality and service.

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

Accounts Receivable and Allowances

The Company has entered into various factoring and supply chain financing arrangements, principally at the request of customers, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the nine months ended September 30, 2014 and September 30, 2013, the Company sold receivables of approximately $330 million and $200 million from the factoring arrangements, respectively. Amounts transferred subject to continuing involvement, which consist principally of collection services, at September 30, 2014 and December 31, 2013, was approximately $63 million and $20 million, respectively.

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

During the first quarter of 2014, certain shareholders of the Company sold 30 million shares of common stock in a secondary public offering at $9.85 per share. The shares were sold by TPG Entities, Clayton, Dubilier & Rice Fund V Limited Partnership (the "CD&R Fund") and Old Town, S.A. ("Old Town"). As a result of these actions, the CD&R Fund and Old Town no longer hold shares of the Company. Immediately following the offering, the TPG Entities and certain Coors family trusts and the Adolph Coors Foundation held approximately 13% of shares outstanding.

Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Loss (Gain) on Sale or Shutdown of Certain Assets	$0.3	$(20.2)	$170.7	$(19.0)
Charges Associated with Business Combinations	2.4	5.1	8.3	12.6
Other Special Charges	4.1	0.3	6.7	1.3
Total	$6.8	$(14.8)	$185.7	$(5.1)

Following the sale of the multi-wall bag business on June 30, 2014, the Company reviewed its support and overhead structure.  As a result, the Company closed a facility and reduced headcount resulting in a third quarter charge of $4.1 million reflected in Other Special Charges in the above table, consisting primarily of severance costs.

In connection with the Company's strategy to focus on core assets, on June 30, 2014, the Company completed the sale of its multi-wall bag business. The financial impact of this transaction is reflected in Loss (Gain) on Sale of Assets in the above table. Approximately $263 million of assets were disposed of, consisting of net working capital of $75 million, fixed assets of $104 million, goodwill of $8 million and intangible assets of $76 million. In 2013, the multi-wall bag business' net sales were approximately $440 million or approximately 10% of Consolidated Net Sales which were reported in the flexible packaging segment. Assets of approximately $27 million related to a facility that was previously part of the flexible packaging segment were retained by the Company.

On May 23, 2014, the Company completed its acquisition of U.K.-based Benson Group ("Benson"). Charges associated with the acquisition are reflected in Charges Associated with Business Combinations in the above table. For more information regarding the acquisition of Benson, see "Note 3-Acquisition".

On February 3, 2014, the Company completed the sale of its labels business. The financial impact of this transaction is reflected in Loss (Gain) on Sale of Assets in the above table. Approximately $47 million of goodwill and $17 million of intangible assets were written off relating to the sale. The labels business was part of the Paperboard Packaging segment and accounted for approximately 1% of Consolidated Net Sales.

Adoption of New Accounting Standards

Effective January 1, 2014, the Company adopted revised guidance on the Income Taxes topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the FASB Codification"), which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. The adoption did not have any impact on the Company's financial position, results of operations or cash flows.

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

On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim period within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of adoption on the Company's financial position, results of operations and cash flows.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2014	December 31, 2013
Finished Goods	$260.6	$288.3
Work in Progress	53.4	49.2
Raw Materials	150.3	149.7
Supplies	67.7	69.9
Total	$532.0	$557.1

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

The purchase price of the Benson Acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date and is subject to adjustments in subsequent periods once the third party valuation is completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, as the Benson Acquisition was made to continue to grow the European food and beverage business, to expand the Company's presence in store brand packaging and to further optimize the Company's supply chain footprint. The Company incurred and expensed transaction costs of $4.2 million related to the Benson Acquisition.

The Company does not expect the goodwill recorded to be deductible for tax purposes. The preliminary purchase price allocation is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$190.7	$—	$190.7

Cash and Cash Equivalents	$16.9	$—	$16.9
Receivables	44.3	—	44.3
Inventories	16.2	1.5	17.7
Other Current Assets	8.5	—	8.5
Property, Plant and Equipment	25.5	18.3	43.8
Intangible Assets	—	61.8	61.8
Other Assets	—	0.2	0.2
Total Assets Acquired	111.4	81.8	193.2
Current Liabilities	37.4	—	37.4
Deferred Tax Liabilities	1.4	16.3	17.7
Total Liabilities Assumed	38.8	16.3	55.1
Net Assets Acquired	72.6	65.5	138.1
Goodwill	118.1	(65.5)	52.6
Total Estimated Fair Value of Net Assets Acquired	$190.7	$—	$190.7

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

Long-Term Debt is composed of the following:

In millions	September 30, 2014	December 31, 2013
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$247.7	$247.3
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (1.90% at September 30, 2014) payable through 2018	1,168.5	1,214.6
Senior Secured Revolving Facilities with interest payable at floating rates (2.15% at September 30, 2014) payable in 2018	227.6	344.3
Capital Lease Obligations	3.6	5.6
Other	6.8	16.8
Total Debt	2,079.2	2,253.6
Less: Short-Term Debt and Current Portion of Long-Term Debt	68.0	77.4
Total Long-Term Debt	$2,011.2	$2,176.2

At September 30, 2014, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Domestic Revolving Credit Facility (a)	$1,000.0	$105.5	$868.3
International Facilities	228.9	128.8	100.1
Total	$1,228.9	$234.3	$968.4

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $26.2 million as of September 30, 2014. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2015 unless extended.

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

As of September 30, 2014, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

NOTE 5 — STOCK INCENTIVE PLANS

As of May 21, 2014, the Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Prior to the approval of the 2014 Plan and the expiration of the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the "2004 Plan"), the Company made all new grants under the 2004 Plan. Awards granted under the 2004 Plan and the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2004 Plan and 2014 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

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

Data concerning RSUs granted in the first nine months of 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	2,117,151	$10.30
Stock Awards — Board of Directors	77,139	10.50

During the nine months ended September 30, 2014 and 2013, $12.2 million and $14.1 million, respectively, were charged to compensation expense for stock incentive plans.

During the nine months ended September 30, 2014 and 2013, approximately 2.3 million and 3.6 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2011 and 2010, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company maintains both defined benefit pension plans and postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees in North America and their dependents. The Company maintains international defined benefit pension plans which are either noncontributory or contributory and are funded in accordance with applicable local laws. Pension or termination benefits are based primarily on years of service and the employee's compensation.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2014	2013	2014	2013	2014	2013	2014	2013
Components of Net Periodic Cost:
Service Cost	$3.4	$4.0	$10.7	$12.1	$0.3	$0.4	$0.9	$1.1
Interest Cost	14.5	13.1	43.5	39.4	0.6	0.6	1.7	1.7
Administrative Expenses	0.2	0.2	0.5	0.5	—	—	—	—
Expected Return on Plan Assets	(20.8)	(17.0)	(60.8)	(51.1)	—	—	—	—
Net Curtailment/Settlement Gain	(0.8)	—	(0.8)	—	—	—	—	—
Special Termination Benefit	—	1.2	—	1.2	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.1	0.5	0.5	(0.1)	—	(0.2)	(0.1)
Actuarial Loss (Gain)	4.0	9.4	10.0	28.2	(0.3)	(0.3)	(0.8)	(0.8)
Net Periodic Cost	$0.7	$11.0	$3.6	$30.8	$0.5	$0.7	$1.6	$1.9

Employer Contributions

The Company made contributions of $17.5 million and $31.8 million to its pension plans during the first nine months of 2014 and 2013, respectively. The Company expects to make contributions of $40 to $60 million for the full year 2014. During 2013, the Company made $51.5 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.6 million and $1.7 million during the first nine months of 2014 and 2013, respectively. The Company estimates its postretirement health care benefit payments for the full year 2014 to be approximately $3 million. During 2013, the Company made postretirement health care benefit payments of $1.8 million.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At September 30, 2014 and December 31, 2013, the Company had interest rate swap agreements outstanding with a notional amount of $560.0 million. The swap agreements, under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates, expire in April 2016.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first nine months of 2014 and 2013, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings. The Company has hedged 81%, 75%, and 50% of its expected natural gas usage for the remainder of 2014, 2015, and 2016, respectively.

During the first nine months of 2014 and 2013, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At September 30, 2014, multiple forward exchange contracts existed that expire on various dates through 2014. Those purchased forward exchange contracts outstanding at September 30, 2014 and December 31, 2013, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2014 and December 31, 2013 had notional amounts totaling $15.0 million and $65.3 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2014 or during 2013 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2014 and December 31, 2013, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2014 and December 31, 2013, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2014 and December 31, 2013, had net notional amounts totaling $56.0 million and $32.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Fair Value of Financial Instruments

The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are level 2 in the fair value hierarchy. Level 2 inputs are defined as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. The Company uses valuation techniques based on discounted cash flow analyses, which reflect the terms of the derivatives and use observable market-based inputs, including forward rates, and uses market price quotations obtained from independent derivatives brokers, corroborated with information obtained from independent pricing service providers.

As of September 30, 2014, the Company had a gross derivative liability of $4.6 million and a gross derivative asset of $1.5 million, primarily related to interest rate, foreign currency and commodity contracts. As of September 30, 2014, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of the Company’s other financial assets and liabilities at September 30, 2014 and December 31, 2013 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Total Debt. The fair value of the Company’s Total Debt (excluding capital leases) was $2,087.5 million and $2,267.6 million as compared to the carrying amounts of $2,075.6 million and $2,248.0 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

The estimated fair value of the Company's assets held for sale at September 30, 2014 and December 31, 2013 was $9.5 million and $6.6 million , respectively. The value is recorded at the lower of book value or fair value, less costs to sell. Fair value was determined using the market approach based on the value of similar assets (Level 3 inputs).

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2013	$(1.3)
Reclassification to Earnings	(0.4)
Current Period Change in Fair Value	(1.1)
Balance at September 30, 2014	$(2.8)

At September 30, 2014, the Company expects to reclassify approximately $2.5 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

At September 30, 2014, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2013	$11.3
Net Loss Attributable to Redeemable Noncontrolling Interests	(0.7)
Other Comprehensive Income, Net of Tax	0.3
Redemption of Noncontrolling Interest	(10.9)
Balance at September 30, 2014	$—

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — INCOME TAXES

During the three and nine months ended September 30, 2014, the Company recognized Income Tax Expense of $39.3 million and $30.9 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entities of $91.9 million and $77.1 million, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the writeoff of nondeductible goodwill in connection with the sale of the labels and multi-wall bag businesses and other discrete items. During the three and nine months ended September 30, 2013, the Company recognized Income Tax Expense of $35.8 million and $70.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $81.0 million and $171.1 million, respectively. The effective tax rate for the three and nine months ended September 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $811 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. Currently, the Company expects to spend approximately $5 million, in aggregate, during 2014 and 2015 to achieve compliance with the National Emission Standards for Hazardous Air Pollutants for units at major sources (known as "Boiler MACT"). The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Costs relating to historical usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 11 — SEGMENT INFORMATION

Prior to the sale of the multi-wall bag business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging.  These segments were evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization.  The Company’s reportable segments are based upon strategic business units that offer different products.  The accounting policies of the reportable segments are the same as those described in GPHC’s Form 10-K for the year ended December 31, 2013.  As a result of the sale of the multi-wall bag business, the Company reevaluated its reportable segments and effective July 1, 2014, the Company reports its results in one reportable segment: paperboard packaging.  Current and prior year results have been reclassified to include the remaining flexible packaging facility that was not sold and corporate in the paperboard packaging segment.

The paperboard packaging segment is highly integrated and includes a system of mills and plants that produce a broad range of paperboard grades convertible into folding cartons and includes several operating segments that have been aggregated into one reportable segment. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging reportable segment includes the design, manufacture and installation of packaging machinery related to the assembly of cartons, the production and sale of corrugated medium and kraft paper

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from paperboard mills in the U.S. As previously disclosed, the Company sold its labels business as of February 3, 2014 which was part of the paperboard packaging segment.

The previously reported flexible packaging segment produced kraft paper and converted kraft and specialty paper into products which included multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene and coated paper. Coated paper products included institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets included food and agriculture, building and industrial materials, chemicals, minerals and pet food. Flexible packaging paper is used in a wide range of consumer applications.

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
NET SALES:
Paperboard Packaging	$1,050.0	$1,021.2	$3,023.8	$2,975.5
Flexible Packaging	—	141.8	215.6	427.7
Total	$1,050.0	$1,163.0	$3,239.4	$3,403.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$112.3	$99.9	$318.6	$283.3
Flexible Packaging (a)	—	5.8	(179.5)	(4.7)
Total	$112.3	$105.7	$139.1	$278.6

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$65.8	$64.9	$191.2	$186.2
Flexible Packaging	—	9.9	11.0	22.3
Total	$65.8	$74.8	$202.2	$208.5

(a) Includes Loss on Sale of Assets of multi-wall bag business of $164.5 million for the nine month period ended September 30, 2014.

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2013 Form 10-K.

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2014	2013	2014	2013
Net Income Attributable to Graphic Packaging Holding Company	$53.0	$44.5	$48.2	$100.6
Weighted Average Shares:
Basic	328.9	350.5	328.4	349.5
Dilutive Effect of RSUs and Stock Awards	1.7	1.7	2.0	1.8
Diluted	330.6	352.2	330.4	351.3
Income Per Share — Basic	$0.16	$0.13	$0.15	$0.29
Income Per Share — Diluted	$0.16	$0.13	$0.15	$0.29

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee Stock Options	—	375,980	—	1,034,223

NOTE 13 — EQUITY

The following is a summary of the changes in total equity for the nine months ended September 30, 2014:

In millions	Graphic Packaging Holding Company Shareholders Equity (a)
Balance at December 31, 2013	$1,062.3
Net Income	48.2
Other Comprehensive Loss, Net of Tax	(14.8)
Redemption of Noncontrolling Interest (b)	2.4
Compensation Expense Under Share-Based Plans	13.0
Issuance of Common Stock, Net of Stock Repurchased for Tax Withholdings	(12.8)
Balance at September 30, 2014	$1,098.3

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the nine months ended September 30, 2014 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2013	$(10.8)	$(174.1)	$12.8	$0.5	$(16.6)	$(188.2)
Other Comprehensive Income (Loss) before Reclassifications	(0.7)	(4.0)	(2.5)	—	(14.2)	(21.4)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income (b)	(0.2)	7.7	(0.9)	—	—	6.6
Net Current-period Other Comprehensive Income (Loss)	(0.9)	3.7	(3.4)	—	(14.2)	(14.8)
Balance at September 30, 2014	$(11.7)	$(170.4)	$9.4	$0.5	$(30.8)	$(203.0)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the nine months ended September 30, 2014:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(2.5)		Cost of Sales
Foreign Currency Contracts	(0.3)		Other Expense (Income), Net
Interest Rate Swap Agreements	2.5		Interest Expense, Net
	(0.3)		Total before Tax
	0.1		Tax Expense
	$(0.2)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.5	(c)
Actuarial Losses	10.0	(c)
	10.5		Total before Tax
	(2.8)		Tax Benefit
	$7.7		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.2)	(c)
Actuarial Gains	(0.8)	(c)
	(1.0)		Total before Tax
	0.1		Tax Expense
	$(0.9)		Net of Tax

Total Reclassifications for the Period	$6.6

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended September 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$897.7	$9.5	$242.5	$(99.7)	$1,050.0
Cost of Sales	—	721.0	9.2	217.1	(99.7)	847.6
Selling, General and Administrative	—	67.7	0.5	15.4	—	83.6
Other Expense (Income), Net	—	1.3	(0.2)	(1.4)	—	(0.3)
Restructuring and Other Special Charges	—	4.0	—	2.8	—	6.8
Income (Loss) from Operations	—	103.7	—	8.6	—	112.3
Interest Expense, Net	—	(19.1)	—	(1.3)	—	(20.4)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	84.6	—	7.3	—	91.9
Income Tax (Expense) Benefit	—	(36.2)	0.6	(3.7)	—	(39.3)
Income (Loss) before Equity Income of Unconsolidated Entities	—	48.4	0.6	3.6	—	52.6
Equity Income of Unconsolidated Entities	—	—	(1.4)	1.8	—	0.4
Equity in Net Earnings of Subsidiaries	53.0	4.6	1.5	—	(59.1)	—
Net Income (Loss)	53.0	53.0	0.7	5.4	(59.1)	53.0

Comprehensive Income	$32.0	$32.0	$(3.6)	$(24.3)	$(4.1)	$32.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$852.0	$23.4	$333.6	$(46.0)	$1,163.0
Cost of Sales	—	694.4	19.3	314.6	(46.0)	982.3
Selling, General and Administrative	—	80.8	2.2	10.8	—	93.8
Other Expense (Income), Net	—	(5.1)	0.1	1.0	—	(4.0)
Restructuring and Other Special Charges (Credits)	—	1.7	—	(16.5)	—	(14.8)
Income from Operations	—	80.2	1.8	23.7	—	105.7
Interest Expense, Net	—	(21.0)	—	(2.5)	—	(23.5)
Loss on Modification or Extinguishment of Debt	—	(1.2)	—	—	—	(1.2)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	58.0	1.8	21.2	—	81.0
Income Tax Expense	—	(27.4)	(1.0)	(7.4)	—	(35.8)
Income before Equity Income of Unconsolidated Entities	—	30.6	0.8	13.8	—	45.2
Equity Income of Unconsolidated Entities	—	—	0.7	(0.2)	—	0.5
Equity in Net Earnings of Subsidiaries	45.7	15.1	(0.5)	—	(60.3)	—
Net Income (Loss)	45.7	45.7	1.0	13.6	(60.3)	45.7
Net Income Attributable to Noncontrolling Interests	(1.2)	(1.2)	—	—	1.2	(1.2)
Net Income Attributable to Graphic Packaging Holding Company	$44.5	$44.5	$1.0	$13.6	$(59.1)	$44.5

Comprehensive Income Attributable to Graphic Packaging Holding Company	$58.4	$58.4	$(0.1)	$26.6	$(84.9)	$58.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,570.0	$28.6	$852.4	$(211.6)	$3,239.4
Cost of Sales	—	2,053.7	27.4	767.4	(211.6)	2,636.9
Selling, General and Administrative	—	222.7	1.6	54.7	—	279.0
Other Expense (Income), Net	—	0.5	(0.4)	(1.4)	—	(1.3)
Restructuring and Other Special Charges	—	4.6	5.9	175.2	—	185.7
Income (Loss) from Operations	—	288.5	(5.9)	(143.5)	—	139.1
Interest Expense, Net	—	(56.5)	—	(5.5)	—	(62.0)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	232.0	(5.9)	(149.0)	—	77.1
Income (Expense) Tax Benefit	—	(93.0)	2.5	59.6	—	(30.9)
Income (Loss) before Equity Income of Unconsolidated Entities	—	139.0	(3.4)	(89.4)	—	46.2
Equity Income of Unconsolidated Entities	—	—	—	1.3	—	1.3
Equity in Net Earnings of Subsidiaries	47.5	(91.5)	0.3	—	43.7	—
Net Income (Loss)	47.5	47.5	(3.1)	(88.1)	43.7	47.5
Net Loss Attributable to Noncontrolling Interests	0.7	0.7	—	—	(0.7)	0.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$48.2	$48.2	$(3.1)	$(88.1)	$43.0	$48.2

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$33.4	$33.4	$(7.1)	$(106.8)	$80.5	$33.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,507.4	$71.5	$980.3	$(156.0)	$3,403.2
Cost of Sales	—	2,036.7	59.2	911.1	(156.0)	2,851.0
Selling, General and Administrative	—	210.0	7.1	72.9	—	290.0
Other Income, Net	—	(6.8)	(0.3)	(4.2)	—	(11.3)
Restructuring and Other Special Charges (Credits)	—	3.9	—	(9.0)	—	(5.1)
Income from Operations	—	263.6	5.5	9.5	—	278.6
Interest Expense, Net	—	(72.8)	—	(7.6)	—	(80.4)
Loss on Modification or Extinguishment of Debt	—	(27.1)	—	—	—	(27.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	163.7	5.5	1.9	—	171.1
Income Tax Expense	—	(63.8)	(2.8)	(4.3)	—	(70.9)
Income (Loss) before Equity Income of Unconsolidated Entities	—	99.9	2.7	(2.4)	—	100.2
Equity Income of Unconsolidated Entities	—	—	1.7	(0.5)	—	1.2
Equity in Net Earnings of Subsidiaries	101.4	1.5	(2.2)	—	(100.7)	—
Net Income (Loss)	101.4	101.4	2.2	(2.9)	(100.7)	101.4
Net Income Attributable to Noncontrolling Interests	(0.8)	(0.8)	—	—	0.8	(0.8)
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$100.6	$100.6	$2.2	$(2.9)	$(99.9)	$100.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$108.3	$108.3	$(0.2)	$(13.6)	$(94.5)	$108.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$5.1	$2.1	$48.0	$—	$55.2
Receivables, Net	—	306.4	8.3	183.0	—	497.7
Inventories, Net	—	393.6	5.2	133.2	—	532.0
Intercompany	35.2	425.4	35.5	—	(496.1)	—
Deferred Income Tax Assets	—	172.5	—	—	(0.5)	172.0
Other Current Assets	—	101.5	1.3	—	(70.1)	32.7
Assets Held for Sale	—	—	—	9.5	—	9.5
Total Current Assets	35.2	1,404.5	52.4	373.7	(566.7)	1,299.1
Property, Plant and Equipment, Net	—	1,344.5	11.3	189.7	(0.1)	1,545.4
Investment in Consolidated Subsidiaries	1,047.9	—	21.9	—	(1,069.8)	—
Goodwill	—	1,046.4	10.4	64.7	—	1,121.5
Other Assets	—	382.1	6.6	174.5	(98.6)	464.6
Total Assets	$1,083.1	$4,177.5	$102.6	$802.6	$(1,735.2)	$4,430.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.7	$—	$5.3	$—	$68.0
Accounts Payable	—	319.0	3.0	100.1	—	422.1
Intercompany	—	—	32.5	298.6	(331.1)	—
Other Accrued Liabilities	—	173.9	3.3	39.5	(0.5)	216.2
Total Current Liabilities	—	555.6	38.8	443.5	(331.6)	706.3
Long-Term Debt	—	1,886.5	—	124.7	—	2,011.2
Deferred Income Tax Liabilities	—	333.2	1.4	24.5	—	359.1
Other Noncurrent Liabilities	—	354.3	—	—	(98.6)	255.7

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,083.1	1,047.9	62.4	209.9	(1,305.0)	1,098.3
Total Equity	1,083.1	1,047.9	62.4	209.9	(1,305.0)	1,098.3
Total Liabilities and Equity	$1,083.1	$4,177.5	$102.6	$802.6	$(1,735.2)	$4,430.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$1.3	$—	$50.9	$—	$52.2
Receivables, Net	—	218.0	7.0	187.8	—	412.8
Inventories, Net	—	368.0	4.4	184.7	—	557.1
Deferred Income Tax Assets	—	171.9	—	—	(0.6)	171.3
Intercompany	59.0	602.1	—	—	(661.1)	—
Other Current Assets	—	16.6	—	15.6	—	32.2
Assets Held for Sale	—	—	—	6.6	—	6.6
Total Current Assets	59.0	1,377.9	11.4	445.6	(661.7)	1,232.2
Property, Plant and Equipment, Net	—	1,410.7	14.2	254.1	(0.1)	1,678.9
Investment in Consolidated Subsidiaries	1,014.5	—	24.2	—	(1,038.7)	—
Goodwill	—	1,043.2	47.2	35.0	—	1,125.4
Other Assets	—	395.6	16.9	110.3	—	522.8
Total Assets	$1,073.5	$4,227.4	$113.9	$845.0	$(1,700.5)	$4,559.3

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.7	$—	$14.7	$—	$77.4
Accounts Payable	—	303.1	5.6	119.6	—	428.3
Intercompany	—	—	41.7	652.3	(694.0)	—
Other Accrued Liabilities	—	157.5	0.9	47.1	—	205.5
Total Current Liabilities	—	523.3	48.2	833.7	(694.0)	711.2
Long-Term Debt	—	2,123.7	—	52.5	—	2,176.2
Deferred Income Tax Liabilities	—	321.5	—	8.4	—	329.9
Other Noncurrent Liabilities	—	233.1	—	35.3	—	268.4

Redeemable Noncontrolling Interests	11.3	11.3	—	—	(11.3)	11.3

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,062.2	1,014.5	65.7	(84.9)	(995.2)	1,062.3
Total Liabilities and Equity	$1,073.5	$4,227.4	$113.9	$845.0	$(1,700.5)	$4,559.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$47.5	$47.5	$(3.1)	$(88.1)	$43.7	$47.5
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	169.3	1.7	31.2	—	202.2
Deferred Income Taxes	—	15.7	—	13.1	—	28.8
Amount of Postretirement Expense (Less) Greater Than Funding	—	(14.4)	—	0.5	—	(13.9)
Equity in Net Earnings of Subsidiaries	(47.5)	91.5	(0.3)	—	(43.7)	—
Loss on the Sale of Assets	—	—	5.9	164.5	—	170.4
Other, Net	—	29.7	—	(0.4)	—	29.3
Changes in Operating Assets and Liabilities	—	8.8	(4.1)	(153.7)	15.9	(133.1)
Net Cash Provided by (Used in) Operating Activities	—	348.1	0.1	(32.9)	15.9	331.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(106.9)	—	(44.5)	—	(151.4)
Proceeds from Government Grant	—	26.9	—	—	—	26.9
Acquisition of Business	—	—	—	(190.7)	—	(190.7)
Cash Acquired in Acquisition	—	—	—	16.9	—	16.9
Proceeds Received from the Sale of Assets, Net of Selling Costs	—	—	70.7	96.7	—	167.4
Other, Net	15.9	(27.7)	—	—	7.4	(4.4)
Net Cash Provided by (Used in) Investing Activities	15.9	(107.7)	70.7	(121.6)	7.4	(135.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(46.1)	—	—	—	(46.1)
Borrowings under Revolving Credit Facilities	—	815.9	2.0	131.4	—	949.3
Payments on Revolving Credit Facilities	—	(1,006.4)	—	(62.2)	—	(1,068.6)
Repurchase of Common Stock related to Share-Based Payments	(14.7)	—	—	—	—	(14.7)
Other, Net	(1.2)	—	(70.7)	85.0	(23.3)	(10.2)
Net Cash (Used in) Provided by Financing Activities	(15.9)	(236.6)	(68.7)	154.2	(23.3)	(190.3)

Effect of Exchange Rate Changes on Cash	—	—	—	(2.6)	—	(2.6)

Net Decrease in Cash and Cash Equivalents	—	3.8	2.1	(2.9)	—	3.0
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5.1	$2.1	$48.0	$—	$55.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$101.4	$101.4	$2.2	$(2.9)	$(100.7)	$101.4
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	166.8	3.1	38.6	—	208.5
Deferred Income Taxes	—	61.0	—	—	—	61.0
Amount of Postretirement Expense Greater (Less) Than Funding	—	3.6	—	(4.4)	—	(0.8)
Equity in Net Earnings of Subsidiaries	(101.4)	(1.5)	2.2	—	100.7	—
Gain on the Sale of Assets	—	—	—	(26.6)	—	(26.6)
Other, Net	—	24.5	—	0.5	—	25.0
Changes in Operating Assets and Liabilities	—	(105.8)	(5.9)	13.6	(0.9)	(99.0)
Net Cash Provided By (Used in) Operating Activities	—	250.0	1.6	18.8	(0.9)	269.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(130.7)	(1.6)	(20.9)	—	(153.2)
Proceeds Received from the Sale of Assets	—	0.3	—	64.3	—	64.6
Other, Net	(0.9)	57.0	—	—	(63.4)	(7.3)
Net Cash (Used in) Provided by Investing Activities	(0.9)	(73.4)	(1.6)	43.4	(63.4)	(95.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	425.0	—	—	—	425.0
Retirement of Long-Term Debt	—	(425.0)	—	—	—	(425.0)
Payments on Debt	—	(45.0)	—	(11.0)	—	(56.0)
Borrowings under Revolving Credit Facilities	—	1,176.0	—	197.5	—	1,373.5
Payments on Revolving Credit Facilities	—	(1,238.8)	—	(179.9)	—	(1,418.7)
Redemption and Debt Issuance Costs	—	(29.9)	—	—	—	(29.9)
Repurchase of Common Stock related to Share-Based Payments	(11.2)	—	—	—	—	(11.2)
Other, Net	12.1	(0.9)	—	(64.7)	64.3	10.8
Net Cash Provided by (Used in) Financing Activities	0.9	(138.6)	—	(58.1)	64.3	(131.5)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.6)	—	(1.6)

Net Decrease in Cash and Cash Equivalents	—	38.0	—	2.5	—	40.5
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$43.9	$—	$48.1	$—	$92.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 — SUBSEQUENT EVENT
On October 2, 2014, GPII entered into a Second Amended and Restated Credit Agreement to extend the maturity date of its existing revolving credit and term loan facilities from September 13, 2018 to October 1, 2019 and to amend certain other terms of the agreement. Under the amendment, the Company added approximately $250 million to the revolving credit facility and reduced the term loan by approximately $169 million. In addition, the Second Amended and Restated Credit Agreement reduces the applicable margins for the existing facilities, which will be based on LIBOR or base rate and will vary between 125 basis points and 225 basis points or 25 basis points and 125 basis points, respectively, depending upon the Company’s current consolidated total leverage ratio. The Company’s current rate is LIBOR plus 150 basis points.

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

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”) and coated-recycled board (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

Until the sale of the Company's multi-wall bag business on June 30, 2014, the Company was a leading supplier of flexible packaging in North America. Products included multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Coated paper products include institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets included food and agriculture, building and industrial materials, chemicals, minerals, and pet foods.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, resins, depreciation expense and labor. Inflation increased costs in the first nine months of 2014 by $70.0 million, compared to the first nine months of 2013. The higher costs in 2014 are primarily related to labor and related benefits ($32.7 million), energy costs ($13.0 million) primarily due to the price of natural gas, externally purchased board ($10.0 million), wood ($6.7 million), inks and coatings ($3.0 million), freight ($2.3 million) and other costs ($2.3 million).

The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2014 through 2016. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first nine months of 2014, the Company achieved approximately $57 million in incremental cost savings as compared to the first nine months of 2013, through its continuous improvement programs and manufacturing initiatives.

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

Debt Obligations. The Company had $2,079.2 million of outstanding debt obligations as of September 30, 2014. This debt can have consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Credit Agreement and the Indenture also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The Credit Agreement also requires compliance with a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio. The Company’s ability to comply in future periods with these financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF THIRD QUARTER 2014 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.

•
Net Sales for the three months ended September 30, 2014 decreased by $113.0 million, or 9.7%, to $1,050.0 million from $1,163.0 million for the three months ended September 30, 2013 primarily due to the sale of the multi-wall bag, flexible plastics, uncoated recycle board ("URB") mill and the labels businesses of $162.3 million. This decrease was partially offset by the acquisition of the Benson Group ("Benson") on May 23, 2014, new consumer and beverage products and favorable exchange rates primarily in Europe.

•
Income from Operations for the three months ended September 30, 2014 increased to $112.3 million compared to Income from Operations of $105.7 million for the three months ended September 30, 2013. The increase was due to the higher pricing and performance improvements partially offset by inflation and the sale of the divested businesses.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales	$1,050.0	$1,163.0	$3,239.4	$3,403.2
Income from Operations	$112.3	105.7	$139.1	$278.6
Interest Expense, Net	(20.4)	(23.5)	(62.0)	(80.4)
Loss on Modification or Extinguishment of Debt	—	(1.2)	—	(27.1)
Income before Taxes and Equity Income of Unconsolidated Entities	$91.9	$81.0	$77.1	$171.1
Income Tax Expense	(39.3)	(35.8)	(30.9)	(70.9)
Income before Equity Income of Unconsolidated Entities	$52.6	$45.2	$46.2	$100.2
Equity Income of Unconsolidated Entities	0.4	0.5	1.3	1.2
Net Income	$53.0	$45.7	$47.5	$101.4

Prior to the sale of the multi-wall bag business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging.  As a result of the sale, the Company reevaluated its reportable segments and effective July 1, 2014, the Company reports its results in one reportable segment: paperboard packaging.  Current and prior year results have been reclassified to include the remaining flexible packaging facility and corporate in the paperboard packaging segment.

THIRD QUARTER 2014 COMPARED WITH THIRD QUARTER 2013

Net Sales

	Three Months Ended September 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$1,050.0	$1,021.2	$28.8	2.8%
Flexible Packaging	—	141.8	(141.8)	NM (a)
Total	$1,050.0	$1,163.0	$(113.0)	(9.7)%

(a) Percentage is not meaningful.

The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Exchange	Total	2014
Paperboard Packaging	$1,021.2	$19.1	$28.0	$(20.5)	$2.2	$28.8	$1,050.0
Flexible Packaging	141.8	—	—	(141.8)	—	(141.8)	—
Total	$1,163.0	$19.1	$28.0	$(162.3)	$2.2	$(113.0)	$1,050.0

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended September 30, 2014 increased by $28.8 million, or 2.8%, to $1,050.0 million from $1,021.2 million for the same period in 2013. The increase was the result of the Benson acquisition of approximately $48 million, higher pricing due to inflationary cost pass throughs and favorable exchange rates, primarily in Europe. This was partially offset by lower volumes due to the sale of the labels business and the URB mill. In addition, volume was down due to continued market softness in dry foods, cereal and frozen pizza and to a lesser extent in the global beverage markets. This volume decline was partially offset by new products in both the consumer product and beverage markets.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the three months ended September 30, 2014 decreased by $141.8 million, due to the sale of the multi-wall bag business on June 30, 2014 and the flexible plastics business on September 30, 2013.

Income (Loss) from Operations

	Three Months Ended September 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$112.3	$99.9	$12.4	12.4%
Flexible Packaging	—	5.8	(5.8)	N.M. (a)
Total	$112.3	$105.7	$6.6	6.2%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Inflation	Exchange	Other (b)	Total	2014
Paperboard Packaging	$99.9	$19.1	$2.0	$(2.2)	$(28.2)	$2.4	$19.3	$12.4	$112.3
Flexible Packaging	5.8	—	—	(5.8)	—	—	—	(5.8)	—
Total	$105.7	$19.1	$2.0	$(8.0)	$(28.2)	$2.4	$19.3	$6.6	$112.3

(b) Includes the Company's cost reduction initiatives, sale of assets and expenses related to acquisitions and integration activities and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended September 30, 2014 increased by $12.4 million or 12.4% to $112.3 million from $99.9 million for the same period in 2013. This increase was the result of the higher pricing and cost savings through continuous improvement programs. These increases were partially offset by inflation and charges related to integration and headcount reductions. The inflation was primarily related to higher labor and benefits ($12.6 million), externally purchased board ($4.0 million), wood ($3.8 million), energy ($2.9 million), chemicals ($1.7 million), freight ($1.2 million), inks and coatings ($1.0 million), and other ($1.0 million).

Flexible Packaging

The Company’s Income from Operations from flexible packaging for the three months ended Septmber 30, 2014 decreased by $5.8 million due to the sale of the multi-wall bag and flexible plastics businesses.

Interest Expense

Interest Expense for the three months ended September 30, 2014 decreased by $3.1 million, or 13.27%, to $20.4 million, from $23.5 million, for the same period in 2013. The decrease is due to the lower average debt balance and lower interest rates as a result of refinancings.

Income Tax Expense

During the three months months ended September 30, 2014, the Company recognized Income Tax Expense of $39.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $91.9 million. The effective tax rate for the three months ended September 30, 2014 was different than the statutory rate primarily, due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the writeoff of nondeductible goodwill in connection with the sale of the labels and multi-wall bag businesses. During the three months ended September 30, 2013, the Company recognized Income Tax Expense of $35.8 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $81.0 million. The effective tax rate for the nine months ended September 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items.

FIRST NINE MONTHS 2014 COMPARED WITH FIRST NINE MONTHS 2013

Net Sales

	Nine Months Ended September 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$3,023.8	$2,975.5	$48.3	1.6%
Flexible Packaging	215.6	427.7	(212.1)	(49.6)%
Total	$3,239.4	$3,403.2	$(163.8)	(4.8)%

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Exchange	Total	2014
Paperboard Packaging	$2,975.5	$58.5	$38.5	$(56.5)	$7.8	$48.3	$3,023.8
Flexible Packaging	427.7	3.2	(10.8)	(204.5)	—	(212.1)	215.6
Total	$3,403.2	$61.7	$27.7	$(261.0)	$7.8	$(163.8)	$3,239.4

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the first nine months ended September 30, 2014 increased by $48.3 million, or 1.6%, to $3,023.8 million from $2,975.5 million for the same period in 2013 as a result of the higher pricing due to inflationary cost pass throughs, the acquisition of Benson of approximately $66 million and favorable exchange rates, primarily in Europe. This was partially offset by lower volumes due to the sale of the labels business and URB mill. Volume in the global beverage markets was down and general market softness resulted in lower volumes in most of the consumer product markets. Volume was also lower for open market board sales. The volume decline was partially offset by new consumer and beverage products.

Flexible Packaging

The Company’s Net Sales from flexible packaging for the nine months ended September 30, 2014 decreased by $212.1 million or 49.6%, to $215.6 million from $427.7 million for the same period in 2013 due primarily to the sale of the multi-wall bag and flexible plastics businesses.

Income (Loss) from Operations

	Nine Months Ended September 30,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$318.6	$283.3	$35.3	12.5%
Flexible Packaging	(179.5)	(4.7)	(174.8)	N.M. (a)
Total	$139.1	$278.6	$(139.5)	(50.1)%

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Inflation	Exchange	Other (b)	Total	2014
Paperboard Packaging	$283.3	$58.5	$2.3	$(5.8)	$(64.0)	$(0.5)	$44.8	$35.3	$318.6
Flexible Packaging	(4.7)	3.2	(6.4)	(5.8)	(6.0)	—	(159.8)	(174.8)	(179.5)
Total	$278.6	$61.7	$(4.1)	$(11.6)	$(70.0)	$(0.5)	$(115.0)	$(139.5)	$139.1

(b) Includes the Company's cost reduction initiatives, sale of assets and expenses related to acquisitions and integration activities and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the nine months ended September 30, 2014 increased by $35.3 million, or 12.5%, to $318.6 million from $283.3 million for the same period in 2013 as a result of the higher pricing, the Benson acquisition and synergies in Europe, and cost savings through continuous improvement programs. This increase was partially offset by inflation, the first quarter impact of severe weather and related power outages resulting in lost production, higher manufacturing and freight costs, the loss on the sale of the labels business, charges related to acquisition and integration activities and unfavorable exchange rates, primarily in Japan. The inflation was primarily related to higher labor and benefits ($29.2 million), energy ($12.6 million), externally purchased board ($8.7 million), wood ($6.7 million), inks and coatings ($3.1 million), freight ($2.3 million) and other costs of ($1.4 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging for the nine months ended September 30, 2014 was $179.5 million compared to Loss from Operations of $4.7 million for the same period in 2013. This increase is the result of the loss on sale of the multi-wall bag business and the sale of the flexible plastics business.

Interest Expense, Net

Interest Expense, Net was $62.0 million and $80.4 million for the first nine months of 2014 and 2013, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt and lower average debt balances. As of September 30, 2014, approximately 40.2% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the nine months months ended September 30, 2014, the Company recognized Income Tax Expense of $30.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $77.1 million. The effective tax rate for the nine months ended September 30, 2014 was different than the statutory rate primarily, due to the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the impact of the writeoff of nondeductible goodwill in connection with the sale of the labels and multi-wall Bag businesses and other discrete items of $4.9 million. During the nine months ended September 30, 2013, the Company recognized Income Tax Expense of $70.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $171.1 million. The effective tax rate for the nine months ended September 30, 2013 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has approximately $811 million of Net Operating Losses ("NOLs") for U.S. federal income tax purposes as of September 30, 2014, which are currently being used and may be used to offset future taxable income.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2014	2013
Net Cash Provided by Operating Activities	$331.2	$269.5
Net Cash Used in Investing Activities	$(135.3)	$(95.9)
Net Cash Used in Financing Activities	$(190.3)	$(131.5)

Net cash provided by operating activities for the first nine months of 2014 totaled $331.2 million, compared to net cash provided by operating activities of $269.5 million for the same period in 2013. The increase was due primarily to improved business operations, excluding non-cash charges, and lower interest payments due to lower average interest rates on the Company's debt. Pension contributions for the first nine months of 2014 and 2013 were $17.5 million and $31.8 million, respectively.

Net cash used in investing activities for the first nine months of 2014 totaled $135.3 million, compared to net cash used in investing activities of $95.9 million for the same period in 2013. The year over year change was primarily due to the acquisition of Benson, offset by proceeds from the sale of the Company's labels and multi-wall bag businesses of $167.4 million and $26.9 million received from a government grant related to specified renewable energy property. Capital spending, primarily for improving process capabilities, was about the same as prior year.

Net cash used in financing activities for the first nine months of 2014 totaled $190.3 million, compared to net cash used in financing activities of $131.5 million for the same period in 2013. Current year activities include net payments under revolving credit facilities of $119.3 million and payments on debt of $46.1 million. The Company withheld $14.7 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units. In the prior year, the Company had net payments under revolving credit facilities of $45.2 million and payments on debt of $56.0 million and redemption and debt issuance costs of $29.9 million. Additionally, in the prior year the Company withheld $11.2 million of restricted stock units to satisfy tax withholding requirements related to the payout of restricted stock units.

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

The Company has entered into various factoring and supply chain financing arrangements, principally at the request of customers, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the nine months ended September 30, 2014 and September 30, 2013, the Company sold receivables of approximately $330 million and $200 million from the factoring arrangements, respectively. Amounts transferred subject to continuing involvement, which consist principally of collection services, at September 30, 2014 and December 31, 2013, was approximately $63 million and $20 million respectively.

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

The Company must maintain a Maximum Consolidated Total Leverage Ratio of less than: 4.25 to 1.0

The Company must also comply with a Minimum Consolidated Interest Expense Ratio of: 3.00 to 1.0

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

The calculations of the components of the Consolidated Total Leverage Ratio and Consolidated Interest Expense Ratio for, and as of, the period ended September 30, 2014 are listed below:

Twelve Months Ended
In millions	September 30, 2014
Net Income	$92.8
Income Tax Expense	27.4
Interest Expense, Net	78.4
Depreciation and Amortization including Debt Issuance Costs	276.2
Equity Income of Unconsolidated Entities, Net of Dividends	(0.2)
Other Non-Cash Charges	30.4
Other Non-Recurring / Extraordinary / Unusual Items	221.0
Credit Agreement EBITDA	$726.0

As of
In millions	September 30, 2014
Short-Term Debt	$68.0
Long-Term Debt	2,011.2
Total Debt	2,079.2
Less: Cash and Cash Equivalents	55.2
Consolidated Indebtedness	$2,024.0

Twelve Months Ended
In millions	September 30, 2014
Interest Expense, Net	$83.5
Less: Amortization of Financing Costs	5.1
Consolidated Interest Expense	$78.4

At September 30, 2014, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Total Leverage Ratio: 2.79 to 1.00

At September 30, 2014, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was as follows:

Consolidated Interest Expense Ratio: 9.26 to 1.00

As of September 30, 2014, the Company’s credit rating was BB+ by Standard & Poor’s with a positive outlook and Ba2 by Moody’s Investor Services with a stable outlook.

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

Capital Investment

The Company’s capital investment in the first nine months of 2014 was $151.4 million compared to $153.2 million in the first nine months of 2013. The increase was primarily due to investments made as part of the European integration along with several planned asset upgrades at our U.S.- based mills.

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

BUSINESS OUTLOOK

Total capital investment for 2014 is expected to be between $195 million and $205 million and is expected to relate principally to the Company’s process capability improvements (approximately $170 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $10 million).

The Company also expects the following in 2014:

•	Depreciation and amortization between $265 million and $275 million.

•	Interest expense of $80 million to $85 million, including approximately $5 million to $10 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Net Debt reduction of approximately $350 million, excluding acquisitions, divestitures, debt, and capital market activity.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2013. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2014. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2013 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 21, 2014
Daniel J. Blount

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 21, 2014
Deborah R. Frank