Form 10-K
period 2014-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2015-02-05
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State of incorporation)	(I.R.S. employer identification no.)
1500 Riveredge Parkway, Suite 100, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(770) 240-7200
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2014 was approximately $3.8 billion.

As of January 30, 2015 there were approximately 327,044,500 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form  10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding cost savings from its continuous improvement programs, capital investment, depreciation and amortization, interest expense, pension expense and pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, Item 1A., Risk Factors.

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions to food, beverage and other consumer products companies. The Company operates on a global basis and is the largest producer of folding cartons in the United States ("U.S.") and holds leading market positions in coated unbleached kraft paperboard and coated-recycled paperboard.

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food and other consumer products. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to quality and service.

Acquisitions and Dispositions

On June 30, 2014, the Company completed the sale of its multi-wall bag business. Products included multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Key end-markets included food and agriculture, building and industrial materials, chemicals, minerals, and pet foods. The multi-wall bag business was part of the Flexible Packaging segment.

On May 23, 2014, the Company acquired the business of Benson Box Holdings Limited ("Benson"), a leading food, beverage, and retail packaging company in the United Kingdom. Under the terms of the transaction, the Company paid $190.7 million in an all cash transaction. Benson operated four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and healthcare industries.

On February 3, 2014, the Company completed the sale of its labels business which was part of the Paperboard Packaging segment.

On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its uncoated-recycled board (“URB”) mill. The flexible plastics business was part of the Flexible Packaging segment and the URB mill was part of the Paperboard Packaging segment.

On December 31, 2012, the Company acquired Contego Packaging Holdings, Ltd. ("Contego"), a leading food and consumer product packaging company based in the United Kingdom. Under the terms of the transaction, the Company paid approximately $93 million and assumed debt of approximately $35 million in an all cash transaction. Contego operated four folding carton facilities that converted approximately 150,000 tons of paperboard annually.

Also December 31, 2012, the Company acquired A&R Carton Holding BV’s Beer and Beverage packaging business in Europe ("A&R"). Under the terms of the transaction, the Company paid approximately $25 million and assumed approximately $2 million in debt in an all cash transaction. A&R included two manufacturing facilities that converted approximately 30,000 tons of paperboard annually.

Equity Offerings and Share Repurchase

During the first and second quarters of 2014, certain shareholders of the Company sold approximately 30 million and 43.7 million shares of common stock in two secondary public offerings at $9.85 and $10.45 per share, respectively. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”), and together with the TPG Entities, the Coors Family Stockholders, the Adolph Coors Foundation, and the

CD&R Fund, the "Selling Stockholders"). Following the completion of the offering in the second quarter, these Selling Stockholders no longer hold shares of the Company's common stock.

During 2013, the Selling Stockholders sold approximately 110.1 million shares of common stock in four separate secondary public offerings at prices ranging from $7.00 to $8.45 per share. In connection with one of the the offerings, the Company repurchased approximately 23.9 million shares at $8.38 per share resulting in aggregate purchase price of approximately $200 million. After these transactions the shares outstanding held by the Selling Stockholders decreased from approximately 53% to approximately 23%.

During December of 2012, the Selling Stockholders sold 18.5 million shares of common stock in a secondary public offering at $6.10 per share, as well as an additional 2.8 million shares pursuant to the underwriters' overallotment option. In connection with the offering, the Company also repurchased approximately $300 million or 49.2 million shares of its common stock from the Selling Stockholders at $6.10 per share. The shares outstanding held by the Selling Stockholders decreased from approximately 65% to approximately 53%.

Events Subsequent to December 31, 2014

On January 2, 2015, the Company acquired Rose City Printing and Packaging, Inc. through the purchase of all of the issued and outstanding stock of its parent company, Rose City Holding Company. Rose City Printing and Packaging, Inc. services food and beverage end markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA. On February 4, 2015, the Company completed the previously announced acquisition of certain assets of Cascades’ Norampac Division in Canada. Norampac operated three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a solid bleached sulfate (“SBS”) substitute mill located in Jonquiere, Quebec and a coated recycled board (“CRB”) mill located in East Angus, Quebec. The Company paid approximately $116 million for these acquisitions using existing cash and borrowings under its revolving line of credit.
On February 4, 2015, the Company’s board of directors authorized a share repurchase program to permit management to purchase up to $250 million of the Company’s issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. In addition, the board of directors declared a regular quarterly dividend, with the first dividend of $0.05 per share of common stock payable on April 5, 2015 to shareholders of record as of March 15, 2015. Both actions will be funded by existing cash and borrowings under the Company’s revolving line of credit. As of the date the board of directors made the dividend declaration and authorized the share repurchase program, the Company was not in default under the Second Amended and Restated Agreement and the Senior Notes and had a minimum of approximately $322 million under the restricted payment provisions of the borrowings available to pay the dividend and authorize the share repurchase program.
Products

Prior to the sale of the multi-wall bag business in June 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging.   As a result of the sale, the Company reevaluated its reportable segments, and effective July 1, 2014, the Company reports its results in one reportable segment: paperboard packaging.

The Company also operates in four geographic areas: U.S./Canada, Central/South America, Europe and Asia Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 16 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its coated unbleached kraft (“CUK”), CRB, as well as other grades of paperboard that are purchased from third-party suppliers.

Below is the production at each of the Company’s mills in the paperboard packaging segment during 2014:

Location	Product	# of Machines	2014 Net Tons Produced
West Monroe, LA	CUK	2	770,600
Macon, GA	CUK	2	629,188
Kalamazoo, MI	CRB	2	464,543
Battle Creek, MI	CRB	2	172,925
Middletown, OH	CRB	1	167,678
Santa Clara, CA	CRB	1	137,825
West Monroe, LA	Containerboard	1	118,620
West Monroe, LA	Kraft Paper	1	47,045

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of the customer value proposition. In 2014, approximately 85% of mill production of CUK and CRB was consumed internally.

CUK Production.  The Company is the largest of three worldwide producers of CUK. CUK is manufactured from pine-based wood fiber and is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly well-suited for a variety of packaging applications. Both wood and recycled fibers are pulped, formed on paper machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics.

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

Containerboard/Kraft Paper.  The Company manufactures corrugated medium and kraft paper for internal use and sale in the open market. Corrugated medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks.

The Company converts CUK and CRB, as well as other grades of paperboard, into cartons at converting plants the Company operates in various locations globally, including a converting plant associated with its joint venture in Japan, contract converters and at licensees outside the U.S. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications.

Flexible Packaging

Prior to the sale of the Company's multi-wall bag business, the Company’s flexible packaging segment included multi-wall bag facilities and the Pine Bluff, AR mill, which produced approximately 69,000 tons of kraft paper during the first six months of 2014. In 2014, approximately 46% of the Company's mill production of kraft paper from both the Pine Bluff and West Monroe mills was consumed internally.

Joint Venture

The Company is a party to a joint venture called Rengo Riverwood Packaging, Ltd. (in Japan) in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its products principally to multinational beverage, food, and other well-recognized consumer product companies. The beverage companies include Anheuser-Busch, Inc., MillerCoors LLC, PepsiCo, Inc. and The Coca-Cola Company, among others. Consumer product customers include Kraft Foods, Inc., General Mills, Inc., Nestlé USA, Inc., Kellogg Company, HAVI Global Solutions, LLC and Kimberly-Clark Corporation, among others. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Distribution of the Company’s principal products is primarily accomplished through sales offices in the U.S., Australia, Brazil, China, France, Germany, Italy, Japan, Mexico, Spain, the Netherlands and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2014, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. There are two major CUK producers in the U.S. - MeadWestvaco Corporation and the Company. Internationally, The Klabin Company in Brazil and Stora Enzo in Sweden produce similar grades of paperboard.

In beverage packaging, cartons made from CUK compete with substitutes such as plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging may be priced lower than CUK, the Company believes that cartons made from CUK offer advantages over these materials in areas such as distribution, brand awareness, carton designs, package performance, package line speed, environmental friendliness and design flexibility.

In non-beverage consumer packaging, the Company’s paperboard competes with MeadWestvaco’s CUK, as well as CRB and SBS from numerous competitors, and internationally, folding boxboard and white-lined chip. There are a large number of producers in the paperboard markets. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

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

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH, and Santa Clara, CA, mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to attain low prices for its recycled fiber given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS. The Company purchases such paperboard requirements, including additional CRB, from outside vendors. The majority of external paperboard purchases are acquired through long-term arrangements with other major industry suppliers.

Energy

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements at its U.S. mills. The Company’s hedging program for natural gas is discussed in Note 9 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2014 or 2013.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to the beverage and folding carton demand.

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

Sustainability represents one of the strongest trends in the packaging industry and the Company focuses on developing more sustainable and eco-friendly manufacturing processes and products. The Company’s strategy is to combine sustainability with innovation to create new packaging solutions for its customers.

For more information on research and development expenses see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2014, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,900 U.S. and foreign patents, with more than 700 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Fridge Vendor®, IntegraPakTM, MicroFlex-Q® , MicroRite®, Quilt Wave®, Qwik Crisp®, Tite-Pak®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

Culture and Employees

The Company’s corporate vision — consumer packaging that makes a world of difference — and values of integrity, respect, accountability, relationships and teamwork guide employee behavior, expectations and relations. The Company’s ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company includes a significant focus on continuous improvement utilizing processes like Lean Sigma and Six Sigma.

As of December 31, 2014, the Company had approximately 11,500 employees worldwide, of which approximately 54% were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2014, approximately 500 of the Company’s employees were working under an expired contract, which is currently being negotiated, and approximately 1,800 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

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

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers like the Company that file electronically with the SEC at http://www.SEC.gov.

Item 1A.	RISK FACTORS

The following risks could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in certain forward-looking statements:

The Company's financial results could be adversely impacted if there are significant increases in prices for raw materials, energy, transportation and other necessary supplies, and the Company is unable to raise prices, or improve productivity to reduce costs.

Limitations on the availability of, and increases in, the costs of raw materials, including petroleum-based materials, energy, wood, transportation and other necessary goods and services, could have an adverse effect on the Company's financial results. Because negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company uses productivity improvements to reduce costs and offset inflation. These include global continuous improvement initiatives that use statistical process control to help design and manage many types of activities, including production and maintenance. The Company's ability to realize anticipated savings from these improvements is subject to significant operational, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. If the Company cannot successfully implement cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company's financial results.

Changes in consumer buying habits and preferences for products could have an effect on our sales volumes.

Changing consumer dietary habits and preferences have slowed sales growth for many of the food and beverage products the Company packages. If these trends continue the Company’s financial results could be adversely affected.

Competition and product substitution could have an adverse effect on the Company's financial results.

The Company competes with other paperboard manufacturers and carton converters, both domestically and internationally. The Company's products compete with those made from other manufacturers' CUK board, as well as SBS and CRB, and other board substrates. Substitute products include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing such contracts on favorable terms or at all. The Company works to maintain market share through efficiency, product innovations and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

The Company's future growth and financial results could be adversely impacted if the Company is unable to identify strategic acquisitions and to successfully integrate the acquired businesses.

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

The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Fridge Vendor, IntegraPak, MicroFlex-Q, MicroRite, Quilt Wave, Qwik Crisp, Tite-Pak, and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

The Company could experience material disruptions at our facilities.

Although the Company takes appropriate measures to minimize the risk and effect of material disruptions to the business conducted at our facilities, natural disasters such as hurricanes, tornadoes, floods and fires, as well as other unexpected disruptions such as the unavailability of critical raw materials, power outages and equipment failures can reduce production and increase manufacturing costs. These types of disruptions could materially adversely affect our earnings, depending upon the duration of the disruption and our ability to shift business to other facilities or find other sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

The Company is subject to the risks of doing business in foreign countries.

The Company has 13 converting plants in 8 foreign countries and sells its products worldwide. For 2014, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 18% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. At December 31, 2014, approximately 27% of its total assets were denominated in currencies other than the U.S. dollar.

The Company is also subject to the following significant risks associated with operating in foreign countries:

•	Compliance with and enforcement of environmental, health and safety and labor laws and other regulations of the foreign countries in which the Company operates;

•	Export compliance;

•	Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•	Imposition of new or increases in investment and other requirements by foreign governments.

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

As of December 31, 2014, the Company had an aggregate principal amount of $1,974.3 million of outstanding debt. Because of the Company's debt level, a portion of its cash flows from operations will be dedicated to payments on indebtedness and the

Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Second Amended and Restated Credit Agreement dated October 1, 2014 (the “Credit Agreement”) and the indentures governing its 4.75% Senior Notes due 2021 and the 4.875% Senior Notes due 2022 (the “Indentures”) prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, share repurchases, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

Approximately 37% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased interest rates.

The Company's pension plans are currently underfunded, and the Company may be required to make cash payments to the plans, reducing the cash available for its business.

The Company's cash flows may be adversely impacted by the Company's pension funding obligations. The Company's pension funding obligations are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. The Company has unfunded obligations of $273.9 million under its domestic and foreign defined benefit pension plans. The funded status of these plans is dependent upon various factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine the pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available to the Company for other purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters

The Company leases its principal executive offices in Atlanta, GA.

Operating Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company and have sufficient capacity to meet current requirements. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time.

Location	Related Products or Use of Facility
Mills:
Battle Creek, MI	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Santa Clara, CA	CRB
West Monroe, LA	CUK; Containerboard; Research and Development
Other:
Atlanta, GA	Research and Development, Packaging Machinery and Design
Concord, NH	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing

U.S. Converting Plants:		International Converting Plants:
Atlanta, GA	Menasha, WI	Bremen, Germany
Carol Stream, IL	Mitchell, SD	Bristol, Avon, United Kingdom
Centralia, IL	North Portland, OR	Coalville, United Kingdom
Charlotte, NC	Oroville, CA	Gateshead, United Kingdom
Elk Grove, IL (a)	Pacific, MO	Hoogerheide, Netherlands
Fort Smith, AR (a)	Perry, GA	New Castle Upon Tyne, United Kingdom
Gordonsville, TN	Piscataway, NJ	Igualada, Barcelona, Spain
Irvine, CA	Renton, WA	Jundiai, Sao Paulo, Brazil
Kalamazoo, MI	Solon, OH	Leeds, United Kingdom
Kendallville, IN	Tuscaloosa, AL	Masnieres, France
Lawrenceburg, TN	Valley Forge, PA	Portlaoise, Ireland
Lumberton, NC	Wausau, WI	Queretaro, Mexico
Marion, OH	West Monroe, LA (a)	Sneek, Netherlands

Note:

(a)	Multiple facilities in this location.

ITEM 3.	LEGAL PROCEEDINGS

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

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2014.

David W. Scheible, 58, was appointed Chairman of the Board of GPHC on May 22, 2013. He was appointed to the Board of Directors of GPHC upon its formation (under the name New Giant Corporation) in June 2007. Prior to the Altivity Transaction, he had served as a director, President and Chief Executive Officer of GPC since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as Graphic Packaging International Corporation’s Chief Operating Officer from 1999 until August 2003. He also served as President of Graphic Packaging International Corporation’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995. Mr. Scheible serves on the Board of Directors of Benchmark Electronics, Inc., a provider of integrated electronics manufacturing, design and engineering services. Mr. Scheible also serves on the board of Flint Group S.A. and the non-profit Cancer Treatment Centers of America.

Daniel J. Blount, 59, is a Special Advisor to GPHC. Mr. Blount served as Senior Vice President and Chief Financial Officer of GPHC and its predecessor, GPC, from September 2005 through December 31, 2014. From October 2003 until September 2005, he was the Senior Vice President, Integration of GPC and from August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer of GPC. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood Holding, Inc. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood Holding, Inc. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding, Inc. in September 1998. Prior to joining Riverwood Holding, Inc., Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently serving as Senior Vice President, Finance.

Carla J. Chaney, 44, is the Senior Vice President, Human Resources of GPHC, a position she has held since July 15, 2013. Ms. Chaney joined GPHC from Exide Technologies, a leading global supplier of stored electrical energy. Ms. Chaney was with Exide Technologies from February 2012 to July 2013 and served most recently as Executive Vice President, Human Resources and Communications. Prior to Exide Technologies, Ms. Chaney held a variety of leadership roles with Newell Rubbermaid, Inc. from 2004 to 2011, including Group Vice President, Human Resources for the Home & Family business segment, Regional Vice President, Human Resources, EMEA; Corporate Vice President, Global Organization and People Development; and Vice President, Human Resources, Culinary Lifestyles Business. Ms. Chaney also worked for Georgia-Pacific from 1992 to 2004.

Michael P. Doss, 48, is the Chief Operating Officer of GPHC. Mr. Doss previously held the position of Executive Vice President, Commercial Operations of GPHC. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of GPC since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss

was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Alan R. Nichols, 52, is the Senior Vice President, Mills Division of GPHC. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging, LLC from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging, LLC and the Consumer Products Division of Smurfit-Stone Container Corporation from August 2005 to February 2007. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Stephen R. Scherger, 50, is the Senior Vice President and Chief Financial Officer of GPHC. From October 1, 2014 through December 31, 2014, Mr. Scherger served as the Senior Vice President - Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined GPHC in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and CFO, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, CFO Beverage Packaging and other executive-level positions.

Michael R. Schmal, 62, is the Senior Vice President, Beverage Packaging Division of GPHC. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of GPC since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Lauren S. Tashma, 48, is the Senior Vice President, General Counsel and Secretary of GPHC, serving in this position since February 2014.  Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., a global consumer products company, where she led the legal, compliance and EHS functions.  Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Michael S. Ukropina, 48, is the Senior Vice President, Consumer Packaging Division for GPHC. Beginning in August 2014, Mr. Ukropina served as the Senior Vice President, Strategy. Mr. Ukropina joined the Company in August of 2014 from ASG Worldwide, a specialty consumer packaging company, where he led ASG as President and CEO from 2012 to 2014. Prior to that, Mr. Ukropina was an officer with International Paper and his work there from 1993 to 2011 included positions such as Vice President and General Manager, Shorewood Packaging; Vice President of Operations for xpedx; and Director of Finance & Planning for Industrial Packaging. During that time, Mr. Ukropina led packaging growth strategies across multiple businesses in Latin America, Europe and Asia.
Joseph P. Yost, 47, is the Senior Vice President, Europe of GPHC. Most recently, Mr. Yost served as European Chief Integration Officer/Chief Financial Officer from February 2013 until December 31, 2013. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of GPHC. From 2006 to 2009, he served as Vice President, Operations Support - Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with GPC; Manager, Operations Planning and Analysis - Consumer Products Division from 1999 to 2000 with GPC; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2014 and 2013 are as follows:

	2014		2013
	High	Low	High	Low
First Quarter	$10.60	$9.10	$7.88	$6.38
Second Quarter	11.87	9.19	8.12	7.14
Third Quarter	13.02	11.26	8.90	7.76
Fourth Quarter	14.09	10.76	9.63	8.05

No cash dividends have been paid during the last three years to the Company’s common stockholders. Any future dividends will be at the discretion of the Company's board of directors and subject to the restrictions set forth in the Credit Agreement and Indentures.

On January 30, 2015, there were approximately 1,652 stockholders of record and approximately 47,312 beneficial holders of GPHC’s common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2009 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Graphic Packaging Holding Company	$100.00	$112.10	$122.77	$186.17	$276.66	$392.51
S&P 500 Stock Index	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones U.S. Container & Packaging Index	100.00	117.29	117.46	134.03	188.59	216.34

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

	Year Ended December 31,
In millions, except per share amounts	2014	2013	2012	2011	2010
Statement of Operations Data:
Net Sales	$4,240.5	$4,478.1	$4,337.1	$4,206.3	$4,095.0
Income from Operations	227.8	341.6	322.4	190.3	219.5
Net Income	89.0	146.7	120.1	275.2	10.7
Net Loss (Income) Attributable to Noncontrolling Interests	0.7	(0.1)	2.5	1.7	—
Net Income Attributable Graphic Packaging Holding Company	89.7	146.6	122.6	276.9	10.7

Net Income Attributable to Graphic Packaging Holding Company Per Share Basis:
Basic	$0.27	$0.42	$0.31	$0.74	$0.03
Diluted	$0.27	$0.42	$0.31	$0.73	$0.03

Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$81.6	$52.2	$51.5	$271.8	$138.7
Total Assets	4,331.3	4,559.3	4,631.6	4,649.7	4,484.6
Total Debt	1,974.3	2,253.6	2,333.3	2,365.8	2,579.1
Total Equity	1,012.3	1,062.3	972.3	1,166.7	747.0

Additional Data:
Depreciation and Amortization	$270.0	$277.4	$266.8	$278.4	$288.7
Capital Spending	201.4	209.2	203.3	160.1	122.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business
Overview of 2014 Results
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

Prior to the sale of the Company's multi-wall bag business on June 30, 2014, the Company was also a leading supplier of flexible packaging in North America. Flexible Packaging products included multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Coated paper products included institutional french fry packaging, barrier pouch rollstock and freezer paper. Key end-markets included food and agriculture, building and industrial materials, chemicals, minerals and pet foods.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, mills and converting assets; (iii) to develop and market innovative, sustainable products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business and Results of Operations

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resin, depreciation expense and labor. Inflation increased year over year costs by $75.6 million in 2014 and by $51.9 million in 2013. The higher costs in 2014 are primarily related to labor and related benefits ($37.4 million), external board ($12.7 million), energy costs ($13.6 million), wood ($7.0 million), inks and coatings ($3.6 million), freight ($2.5 million), and other costs ($1.3 million). These higher costs were partially offset by lower secondary fiber costs ($2.5 million).

Because the price of natural gas has experienced significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2015 and 2016. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction.  In light of consistent margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded its continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. During 2014, the Company achieved approximately $60 million in net performance improvements as compared to 2013, led by cost savings of approximately $72 million through its continuous improvement programs and manufacturing initiatives.

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

Competition and Market Factors.  As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK and CRB board and other paper substrates such as SBS and CCN. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

In addition, the Company’s sales have historically been driven by consumer buying habits in the markets its customers serve. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may significantly negatively affect consumer spending behavior, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales.

Debt Obligations.  The Company has $1,974.3 million of outstanding debt obligations as of December 31, 2014. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and Indentures also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Credit Agreement and Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF 2014 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented.

•
Net Sales in 2014 decreased by $237.6 million or 5.3% to $4,240.5 million from $4,478.1 million in 2013 primarily due to the sale of the multi-wall bag, flexible plastics, uncoated recycle board ("URB") mill and the labels businesses which decreased net sales by $388.1 million. This decrease was partially offset by the acquisition of Benson on May 23, 2014, increased pricing and new consumer and beverage products.

•
Income from Operations in 2014 decreased by $113.8 million, or 33.3%, to $227.8 million from $341.6 million in 2013. The decrease was driven by losses on the sales of the multi-wall bag and labels businesses of $177.8 million partially offset by the increased pricing and performance.

•
On February 3, 2014 and June 30, 2014, the Company completed the sale of its labels and multi-wall bag businesses, respectively. The results of the labels and multi-wall bag businesses were reported in the paperboard packaging and flexible packaging segments, respectively.

•
On May 23, 2014, the Company acquired Benson, a leading food, beverage, and retail packaging company in the United Kingdom. Under the terms of the transaction, the Company paid $190.7 million in an all cash transaction. Benson operated four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and retail industries.

•
During the first and second quarters of 2014, the Selling Shareholders sold approximately 30 million and 43.7 million shares of common stock in a secondary public offering at $9.85 and $10.45 per share, respectively. Following the completion of the secondary offering in the second quarter, these Selling Stockholders no longer hold shares of the common stock.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2014	2013	2012
Net Sales	$4,240.5	$4,478.1	$4,337.1
Income from Operations	$227.8	$341.6	$322.4
Interest Expense, Net	(80.7)	(101.9)	(111.1)
Loss on Modification or Extinguishment of Debt	(14.4)	(27.1)	(11.0)
Income before Income Taxes and Equity Income of Unconsolidated Entities	$132.7	$212.6	$200.3
Income Tax Expense	(45.4)	(67.4)	(82.5)
Income before Equity Income of Unconsolidated Entities	$87.3	$145.2	$117.8
Equity Income of Unconsolidated Entities	1.7	1.5	2.3
Net Income	$89.0	$146.7	$120.1

Prior to the sale of the multi-wall bag business, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging.  As a result of the sale, the Company reevaluated its reportable segments, and effective July 1, 2014, the Company reports its results in one reportable segment: paperboard packaging.  Current and prior year results have been reclassified to include the remaining flexible packaging facility and corporate in the paperboard packaging segment.

2014 COMPARED WITH 2013

Net Sales

In millions	Year Ended December 31,
	2014	2013	Increase	Percent Change
Paperboard Packaging	$4,024.9	$3,939.0	$85.9	2.2%
Flexible Packaging	215.6	539.1	(323.5)	(60.0)%
Total	$4,240.5	$4,478.1	$(237.6)	(5.3)%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Foreign Exchange	Total	2014
Paperboard Packaging	$3,939.0	$74.9	$86.3	$(72.5)	$(2.8)	$85.9	$4,024.9
Flexible Packaging	539.1	3.2	(11.1)	(315.6)	—	(323.5)	215.6
Total	$4,478.1	$78.1	$75.2	$(388.1)	$(2.8)	$(237.6)	$4,240.5

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2014 increased by $85.9 million, or 2.2%, to $4,024.9 million from $3,939.0 million in 2013. The increase was the result of the Benson acquisition of approximately $115 million, and higher pricing due to inflationary cost pass throughs. These increases were partially offset by the divestitures of the label business in February 2014 and the URB mill in September 2013 and lower volume in the consumer products and beverage markets. In the beverage markets, brand name beer sales were down partially offset by increases at the craft brewers. Soft drink sales also decreased in 2014 although to a lesser extent than beer. Declines in the market demand for frozen foods, cereal and dry foods resulted in lower volumes for consumer products. New product introductions in both beverage and consumer products helped offset these market related volume declines.

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2014 decreased by $323.5 million due to the sale of the multi-wall bag business on June 30, 2014 and the flexible plastics business on September 30, 2013.

Income (Loss) from Operations

	Year Ended December 31,
In millions	2014	2013	Increase (Decrease)	Percent Change
Paperboard Packaging	$413.9	$354.0	$59.9	16.9%
Flexible Packaging	(186.1)	(12.4)	(173.7)	(a)
Total	$227.8	$341.6	$(113.8)	(33.3)%
(a) Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Inflation	Foreign Exchange	Other (a)	Total	2014
Paperboard Packaging	$354.0	$74.9	$3.9	$(7.2)	$(69.6)	$(5.2)	$63.1	$59.9	$413.9
Flexible Packaging	(12.4)	3.2	(6.4)	(7.3)	(6.0)	—	(157.2)	(173.7)	(186.1)
Total	$341.6	$78.1	$(2.5)	$(14.5)	$(75.6)	$(5.2)	$(94.1)	$(113.8)	$227.8

(a)	Includes the Company’s cost reduction initiatives, combination-related expenses and sale of businesses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2014 increased by $59.9 million, or 16.9%, to $413.9 million from $354.0 million in 2013. The increase is the result of the higher pricing, the Benson acquisition, synergies in Europe and cost savings through continuous improvement programs. This increase was partially offset by inflation, the first quarter impact of severe weather and related power outages resulting in lost production, higher manufacturing and freight costs, the loss on the sale of the labels business and charges related to acquisition and integration activities. Inflation during the period was primarily related to higher labor and benefits ($33.8 million), energy ($13.2 million), externally purchased board ($11.4 million), wood ($7.0 million), inks and coatings ($3.7 million) freight ($2.5 million) and other costs ($0.5 million). These costs were partially offset by lower secondary fiber costs ($2.5 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging in 2014 was $186.1 million compared to Loss from Operations of $12.4 million in 2013. This increase is the result of the loss on the sale of the multi-wall bag business, partially offset by the gain on the sale of the flexible plastics business.

Interest Expense, Net

Interest Expense, Net decreased by $21.2 million to $80.7 million in 2014 from $101.9 million in 2013. Interest Expense, Net decreased due to both lower total debt levels and lower interest rates on the Company’s debt. As of December 31, 2014, approximately 37% of the Company’s total debt was subject to floating interest rates.

Loss on Modification or Extinguishment of Debt

During 2014, the Company (1) entered into Amendment No. 3 to the Credit Agreement to increase the international revolving credit agreement facility (2) entered into a Second Amended and Restated Credit Agreement to increase the domestic revolving credit facility, to extend the maturity date of its existing revolving credit and term loan facilities from September 13, 2018 to October 1, 2019 and to amend certain other terms of the agreement, (3) completed the issuance and sale of $250 million aggregate principal amount of 4.875% Notes due 2022 and, (4) redeemed and prepaid $250 million aggregate principal and interest of the 7.875% Senior Notes due in 2018. As a result, in aggregate, $14.4 million of fees were expensed as part of the loss on modification or extinguishment of debt.

During 2013, the Company (1) completed the issuance and sale of $425 million aggregated principal amount of its 4.75% Senior Notes due 2021, (2) redeemed 100% of the $425 million aggregated principal of its 9.5% Senior Notes due in 2017, and (3) entered into Amendment No. 2 to the Credit Agreement to add international credit facilities, to extend the maturity date of its existing revolving credit and term loan facilities from March 16, 2017 to September 13, 2018 and to amend certain other terms of the agreement. As a result, in aggregate, $27.1 million of fees were expensed as part of the loss on modification or extinguishment of debt.

For further discussion on debt matters, see Note 5 in Notes to Consolidated Financial Statements included herein under "Item 8., Financial Statements and Supplementary Data."

Income Tax Expense

During 2014, the Company recognized Income Tax Expense of $45.4 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $132.7 million. During 2013, the Company recognized Income Tax Expense of $67.4 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $212.6 million. The effective tax rate for 2014 was different than the statutory rate primarily due to non-deductible goodwill associated with the disposal of the Labels and Flexible businesses and the completion of a multi-year U.S. federal and state research tax credit study to establish credit carryforwards for use in future years. Other differences in the effective tax rate and the statutory tax rate include the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has NOLs of approximately $712 million for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity Income of Unconsolidated Entities

Equity Income of Unconsolidated Entities was $1.7 million in 2014 and $1.5 million in 2013 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2013 COMPARED WITH 2012

Net Sales

In millions	Year Ended December 31,
	2013	2012	Increase	Percent Change
Paperboard Packaging	$3,939.0	$3,715.1	$223.9	6.0%
Flexible Packaging	539.1	622.0	(82.9)	(13.3)%
Total	$4,478.1	$4,337.1	$141.0	3.3%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2012	Price	Volume/Mix	Divestitures	Foreign Exchange	Total	2013
Paperboard Packaging	$3,715.1	$(22.0)	$271.7	$(4.6)	$(21.2)	$223.9	$3,939.0
Flexible Packaging	622.0	0.5	(64.4)	(18.2)	(0.8)	(82.9)	539.1
Total	$4,337.1	$(21.5)	$207.3	$(22.8)	$(22.0)	$141.0	$4,478.1

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2013 increased by $223.9 million, or 6.0%, to $3,939.0 million from $3,715.1 million in 2012 as a result as a result of the European acquisitions, new consumer product business and open market sales. This increase was partially offset by lower organic volume due to the continuing impact of general market conditions in which volume was down in dry foods, cereal and global beverage. Unfavorable pricing due to deflationary cost pass-throughs and unfavorable currency exchange rate changes, primarily in Japan, also negatively impacted Net Sales.

Flexible Packaging

The Company’s Net Sales from flexible packaging in 2013 decreased by $82.9 million, or 13.3%, to $539.1 million from $622.0 million in 2012. The decrease is due to internalization as more paper was consumed internally, lower organic volume/mix due to market softness in certain agriculture sectors, construction and other industrial sectors and the sale of the flexible plastics business.

Income (Loss) from Operations

	Year Ended December 31,
In millions	2013	2012	Increase	Percent Change
Paperboard Packaging	$354.0	$356.8	$(2.8)	(0.8)%
Flexible Packaging	(12.4)	(34.4)	22.0	(a)
Total	$341.6	$322.4	$19.2	6.0%

(a)	Percentage calculation not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2012	Price	Volume/Mix	Divestitures	Inflation	Foreign Exchange	Other(a)	Total	2013
Paperboard Packaging	$356.8	$(22.0)	$(12.3)	$(1.1)	$(33.3)	$(11.1)	$77.0	$(2.8)	$354.0
Flexible Packaging	(34.4)	0.5	1.6	(1.4)	(18.6)	(1.3)	41.2	22.0	(12.4)
Total	$322.4	$(21.5)	$(10.7)	$(2.5)	$(51.9)	$(12.4)	$118.2	$19.2	$341.6

Note:

(a)	Includes the Company’s cost reduction initiatives and integration related expenses.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2013 decreased by $2.8 million, or 0.8%, to $354.0 million from $356.8 million in 2012. This resulted from higher costs due to inflation, the lower pricing, the lower volume in global beverage markets, and unfavorable currency exchange rates, primarily in Japan. These decreases were partially offset by cost savings through continuous improvement programs and manufacturing initiatives, the increased volume from the acquisitions of Contego and A&R and lower corporate compensation costs. Inflation during the period was primarily related to higher energy costs ($23.7 million), wood ($11.6 million), corrugated cases ($3.9 million), freight ($3.6 million) labor and benefits ($2.1 million), chemical based inputs ($2.3 million) and other costs ($5.0 million). These higher costs were partially offset by lower costs for secondary fiber ($15.9 million) and inks and coatings ($3.0 million).

Flexible Packaging

The Company’s Loss from Operations from flexible packaging in 2013 was $12.4 million compared to Loss from Operations of $34.4 million in 2012 primarily as a result of the gain on the sale of the flexible plastics business and improved performance due to synergies and cost savings through continuous improvement programs. These increases were offset by inflation, shutdown costs in Brampton, Ontario, Canada and higher production costs at New Philadelphia, OH. The inflation was related to externally purchased paper ($7.9 million), labor and benefits ($5.5 million), secondary fiber ($1.0 million), chemical-based inputs, primarily resin ($1.0 million), freight ($0.7 million) and other inflation ($2.5 million).

Interest Expense, Net

Interest Expense, Net decreased by $9.2 million to $101.9 million in 2013 from $111.1 million in 2012. Interest Expense, Net decreased due to both lower total debt levels and lower interest rates on the Company’s debt. As of December 31, 2013, approximately 44% of the Company’s total debt was subject to floating interest rates.

Loss on Modification or Extinguishment of Debt

During 2012, the Company (1) entered into a $2.0 billion amended and restated credit agreement with a syndicate of lenders consisting primarily of commercial banks (the “Credit Agreement”) which provided for a $1.0 billion revolving credit facility and a $1.0 billion amortizing term loan facility, both due on March 16, 2017, and (2) the Company entered into Amendment No. 1 to the existing Credit Agreement to amend certain restrictions in the Credit Agreement to provide an incremental term loan facility in the amount of $300.0 million to fund the concurrent share repurchase. As a result, in aggregate, $11.0 million in fees were expensed as part of the loss on modification or extinguishment of debt.

Income Tax Expense

During 2013, the Company recognized Income Tax Expense of $67.4 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $212.6 million. During 2012, the Company recognized Income Tax Expense of $82.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $200.3 million. The effective tax rate for 2013 was different than the statutory rate primarily as a result of the Company's determination, based on additional guidance published by the Internal Revenue Service, that it is more likely than not that certain excise tax credit refunds received in 2009 are excludable from taxable income. As a result, the Company amended its 2009 federal and state income tax returns which resulted in an increase in our overall net operating loss carryforward. Other differences in the effective tax rate and the statutory tax rate include the mix and levels between foreign and domestic earnings including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items.

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

Cash Flows

	Years Ended December 31,
In millions	2014	2013
Net Cash Provided by Operating Activities	$526.6	$458.0
Net Cash Used in Investing Activities	$(183.2)	$(144.4)
Net Cash Used in Financing Activities	$(308.8)	$(311.1)

Net cash provided by operating activities in 2014 totaled $526.6 million, compared to $458.0 million in 2013. The increase was due primarily to improved operating results as compared to the prior year, sales of receivables programs as discussed below, and lower interest payments due to lower average interest rates and debt balances as compared to the prior year. Pension contributions in 2014 and 2013 were $52.2 million and $51.5 million, respectively.

Net cash used in investing activities in 2014 totaled $183.2 million, compared to $144.4 million in 2013. The increase in cash used was primarily due to the acquisition of Benson for $190.7 million, partially offset by proceeds received from a government grant and the increase in proceeds received from the sale of assets as compared to the prior year of approximately $97 million.

Net cash used in financing activities in 2014 totaled $308.8 million, compared to $311.1 million used in financing activities in 2013. Current year activities include net payments under revolving credit facilities of $54.3 million and payments on debt of $214.6 million. During the year, the Company also entered into Amendment No. 3 to the prior credit agreement increasing the revolving credit facilities under which borrowings may be made in Sterling or Euro by €63 million (approximately $86 million). The Company subsequently entered into the Credit Agreement, pursuant to which the revolving credit facility was increased by $250 million, the term loan was reduced by approximately $169 million and the maturity date was extended to October 2019. During the current year, the Company also completed the issuance and sale of $250 million aggregate principal amount of 4.875% Notes due 2022 and redeemed 100% of $250.0 million aggregate principal of its 7.875% Senior Notes due in 2018. The bonds were redeemed at a price of 103.94%. The Company incurred costs of approximately $17 million related to these financing activities.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021 and 4.875% Senior Notes due 2022 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

As of December 31, 2014, the Company had approximately $712 million of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

As of December 31, 2014, the Company had $77.4 million of cash in foreign jurisdictions for which deferred taxes in the U.S. have not been provided, as earnings have been deemed indefinitely reinvested outside the U.S.

The Company has entered into various factoring and supply chain financing arrangements, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the years ended December 31, 2014 and 2013, the Company sold receivables under these programs totaling approximately $413 million and $290 million, respectively.
During the fourth quarter 2014, the Company also entered into an agreement for the purchasing and servicing of receivables (the “AR Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement also meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the FASB Codification. During the fourth quarter under the agreement, the Company sold and derecognized approximately $231 million of receivables, of which $125 million has been collected on behalf of the financial institution, $74 million has been funded by the financial institution, resulting in a $32 million receivable from the financial institution. Cash proceeds related to the sales are included in cash from operating activities in the Consolidated Statements of Cash Flows in the Receivables, Net line item. The loss on sale is not material and is included in Other Income, Net line item.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $127 million and $20 million as of December 31, 2014 and 2013, respectively.

Covenant Restrictions

The Credit Agreement and the Indentures limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Second Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on October 7, 2014.

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2014, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.58 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2014, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 9.66 to 1.00.

As of December 31, 2014, the Company's credit was BB+ by Standard & Poor's and had improved to Ba2 by Moody's Investor Services. Standard & Poor's rating included a positive outlook while Moody's Investor Services' rating on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in 2014 was $215.2 million ($201.4 million was paid), compared to $209.2 million in 2013. During 2014, the Company had capital spending of $178.9 million for improving process capabilities, $24.8 million for capital spares and $11.5 million for manufacturing packaging machinery.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2014 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$1,971.2	30.6	51.5	1,214.1	675.0
Operating Leases	108.0	30.1	42.8	20.6	14.5
Capital Leases	3.1	1.6	1.2	0.3	—
Interest Payable	408.7	61.8	128.1	132.8	86.0
Purchase Obligations (a)	530.7	122.4	120.1	73.4	214.8
Pension Funding	50.0	50.0	—	—	—
Total Contractual Obligations (b)	$3,071.7	$296.5	$343.7	$1,441.2	$990.3

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

International Operations

For 2014, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 18% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2014, approximately 27% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $34.0 million, which was recorded in Other Comprehensive (Loss) Income in Shareholders’ Equity for the year ended December 31, 2014. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its natural gas usage for 2015 and 2016. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

• Pension Benefits

The Company sponsors defined benefit pension plans (the “Plans”) for eligible employees in North America and certain international locations. The funding policy for the qualified defined benefit plans is to, at a minimum, contribute assets as required by the Internal Revenue Code Section 412. Nonqualified defined benefit U.S. plans providing benefits in excess of limitations imposed by the U.S. income tax code are not funded.

The Company’s pension expense for defined benefit pension plans was $6.0 million in 2014 compared with $39.2 million in 2013. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 7.69% and 7.60% in 2014 and 2013, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2014, the net actuarial loss was $322.7 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification.

The discount rate used to determine the present value of future pension obligations at December 31, 2014 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 4.02% and 4.86% in 2014 and 2013, respectively.

The Company’s pension expense is estimated to be approximately $19 million in 2015. The estimate is based on a weighted average expected long-term rate of return of 7.02%, a weighted average discount rate of 4.02% and other assumptions. Pension expense beyond 2015 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $4 million and the December 31, 2014 projected benefit obligation would increase by about $38 million.

The fair value of assets in the Company’s plans was $1,092.8 million at December 31, 2014 and $1,065.7 million at December 31, 2013. The projected benefit obligations exceed the fair value of plan assets by $273.9 million and $153.2 million as of December 31, 2014 and 2013, respectively. The accumulated benefit obligation (“ABO”) exceeded plan assets by $260.5 million at the end of 2014. At the end of 2013, the ABO exceeded the fair value of plan assets by $141.7 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2014, the Company had five reporting units, of which four of the units had goodwill.

The calculated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

The Company performed its annual goodwill impairment test as of October 1, 2014 and concluded that the fair value of its reporting units exceeded their carrying values including goodwill and, therefore, that goodwill was not impaired.

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

As of December 31, 2014, the Company has recorded a valuation allowance of $53.6 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain state net operating loss carryforwards and federal capital loss carryforwards. As of December 31, 2013, a total valuation allowance of $50.1 million was recorded.

As of December 31, 2014, the Company has only provided for deferred U.S. income taxes on $5.4 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $4.3 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

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

BUSINESS OUTLOOK

Total capital investment for 2015 is expected to be between $220 million and $230 million and is expected to relate principally to the Company’s process capability improvements (approximately $195 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $10 million).

The Company also expects the following in 2015:

•	Depreciation and amortization between $275 million and $285 million.

•	Interest expense of $70 million to $80 million, including approximately $4 million to $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash of $350 million to $375 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activities.

•	Pension plan contributions of $40 million to $60 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2014, the Company had interest rate swap agreements with a notional amount of $560 million.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$5.6	$0.8	$0.7	$0.5	$0.2	$675.0	$682.8	$687.2
Average Interest Rate	2.46%	2.45%	2.43%	2.31%	6.41%	4.80%	—	—
Variable Rate	$25.0	$25.0	$25.0	$50.0	$1,163.4	$—	$1,288.4	$1,288.4
Average Swap Rate is .45% — .82%	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2015	2016	2017	2018	2018	Thereafter	Total	Fair Value
Notional	$—	$560.0	$—	$—	$—	$—	$560.0	$—
Average Pay Rate	—	0.75%	—	—	—	—	—	—
Average Receive Rate	—	1-Month LIBOR	—	—	—	—	—	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2014, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2014, when aggregated and measured in U.S. dollars at December 31, 2014 exchange rates, had net notional amounts totaling $34.5 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2014 and 2013, there were minimal amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2014 and 2013.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2014
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$18.6	$0.7
Weighted average contractual exchange rate	114.68
Receive $US/Pay Euro	$32.0	$0.9
Weighted average contractual exchange rate	1.25
Receive $US/Pay GBP	$14.6	$0.3
Weighted average contractual exchange rate	1.59

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2015 and 2016. The carrying amount and fair value of the natural gas swap contracts is a net liability of $13.0 million as of December 31, 2014. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Other Comprehensive (Loss), Income in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2014	2013	2012
Net Sales	$4,240.5	$4,478.1	$4,337.1
Cost of Sales	3,453.3	3,752.5	3,617.5
Selling, General and Administrative	365.5	384.3	378.1
Other Income, Net	(3.7)	(13.4)	(7.3)
Restructuring and Other Special Charges, Net	197.6	13.1	26.4
Income from Operations	227.8	341.6	322.4
Interest Expense, Net	(80.7)	(101.9)	(111.1)
Loss on Modification or Extinguishment of Debt	(14.4)	(27.1)	(11.0)
Income before Income Taxes and Equity Income of Unconsolidated Entities	132.7	212.6	200.3
Income Tax Expense	(45.4)	(67.4)	(82.5)
Income before Equity Income of Unconsolidated Entities	87.3	145.2	117.8
Equity Income of Unconsolidated Entities	1.7	1.5	2.3
Net Income	$89.0	$146.7	$120.1
Net Loss (Income) Attributable to Noncontrolling Interests	0.7	(0.1)	2.5
Net Income Attributable to Graphic Packaging Holding Company	$89.7	$146.6	$122.6

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.27	$0.42	$0.31
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.27	$0.42	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
In millions	2014	2013	2012
Net Income	$89.0	$146.7	$120.1
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(6.9)	3.2	(0.6)
Currency Translation Adjustment	(34.0)	(13.7)	0.6
Pension Benefit Plans	(105.7)	127.6	(26.4)
Postretirement Benefit Plans	1.0	6.4	(2.7)
Postemployment Benefit Plans	(0.5)	—	—
Total Other Comprehensive (Loss) Income, Net of Tax	(146.1)	123.5	(29.1)
Total Comprehensive (Loss) Income	(57.1)	270.2	91.0
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	0.4	(0.5)	2.4
Comprehensive (Loss) Income Attributable to Graphic Packaging Holding Company	$(56.7)	$269.7	$93.4

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$81.6	$52.2
Receivables, Net	408.3	412.8
Inventories, Net	521.8	557.1
Deferred Income Tax Assets	177.2	171.3
Other Current Assets	32.0	38.8
Total Current Assets	1,220.9	1,232.2
Property, Plant and Equipment, Net	1,546.8	1,678.9
Goodwill	1,118.1	1,125.4
Intangible Assets, Net	385.6	467.0
Other Assets	59.9	55.8
Total Assets	$4,331.3	$4,559.3

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$32.2	$77.4
Accounts Payable	424.9	428.3
Compensation and Employee Benefits	118.6	112.9
Interest Payable	9.4	15.2
Other Accrued Liabilities	91.6	77.4
Total Current Liabilities	676.7	711.2
Long-Term Debt	1,942.1	2,176.2
Deferred Income Tax Liabilities	309.3	329.9
Accrued Pension and Postretirement Benefits	312.8	198.2
Other Noncurrent Liabilities	78.1	70.2

Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests (Note 14)	—	11.3

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized at December 31, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized at December 31, 2014 and 2013, 327,044,500 and 324,746,642 shares issued and outstanding at December 31, 2014 and 2013, respectively	3.3	3.2
Capital in Excess of Par Value	1,796.5	1,789.9
Accumulated Deficit	(452.9)	(542.6)
Accumulated Other Comprehensive Loss	(334.6)	(188.2)
Total Shareholders' Equity	1,012.3	1,062.3
Total Liabilities and Shareholders' Equity	$4,331.3	$4,559.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other
	Common Stock		Capital in Excess of Par Value
In millions, except share amounts	Shares	Amount		Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	389,474,786	$3.9	$2,177.5	$(731.4)	$(282.1)	$(1.2)	$1,166.7
Net Income (Loss)	—	—	—	122.6	—	(0.5)	122.1
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(0.6)	—	(0.6)
Pension and Postretirement Benefit Plans	—	—	—	—	(29.2)	—	(29.2)
Currency Translation Adjustment	—	—	—	—	0.6	—	0.6
Repurchase of Common Stock	(49,180,327)	(0.5)	(275.1)	(24.4)	—	—	(300.0)
Investment in Subsidiaries	—	—	3.1	—	—	—	3.1
Recognition of Stock-Based Compensation	—	—	9.6	—	—	—	9.6
Issuance of Shares for Stock-Based Awards	4,239,580	—	—	—	—	—	—
Balances at December 31, 2012	344,534,039	$3.4	$1,915.1	$(633.2)	$(311.3)	$(1.7)	$972.3
Net Income (Loss)	—	—	—	146.6	—	—	146.6
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3.2	—	3.2
Pension and Postretirement Benefit Plans	—	—	—	—	133.5	—	133.5
Currency Translation Adjustment	—	—	—	—	(13.6)	—	(13.6)
Repurchase of Common Stock	(23,866,348)	(0.2)	(143.8)	(56.0)	—	—	(200.0)
Investment in Subsidiaries	—	—	(1.7)	—		1.7	—
Recognition of Stock-Based Compensation	—	—	20.3	—	—	—	20.3
Issuance of Shares for Stock-Based Awards	4,078,951	—	—	—	—	—	—
Balances at December 31, 2013	324,746,642	$3.2	$1,789.9	$(542.6)	$(188.2)	$—	$1,062.3
Net Income	—	—	—	89.7	—	—	89.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(6.9)	—	(6.9)
Pension and Postretirement Benefit Plans	—	—	—	—	(105.5)	—	(105.5)
Currency Translation Adjustment	—	—	—	—	(34.0)	—	(34.0)
Investment in Subsidiaries	—	—	1.5	—	—	—	1.5
Recognition of Stock-Based Compensation	—	—	5.1	—	—	—	5.1
Issuance of Shares for Stock-Based Awards	2,297,858	0.1	—	—	—	—	0.1
Balances at December 31, 2014	327,044,500	$3.3	$1,796.5	$(452.9)	$(334.6)	$—	$1,012.3
The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$89.0	$146.7	$120.1

Non-cash Items Included in Net Income:
Depreciation and Amortization	270.0	277.4	266.8
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	4.6	4.5	7.5
Amortization of Deferred Debt Issuance Costs	4.8	7.0	6.2
Deferred Income Taxes	33.1	62.7	76.0
Amount of Postretirement Expense Less Than Funding	(46.3)	(12.4)	(14.0)
Loss (Gain) on the Sale of Assets, net	173.6	(26.6)	—
Asset Write-offs	7.0	1.5	5.6
Other, Net	31.0	19.5	17.5
Changes in Operating Assets and Liabilities, Net of Acquisitions and Dispositions (See Note 3)	(40.2)	(22.3)	(17.1)
Net Cash Provided by Operating Activities	526.6	458.0	468.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(201.4)	(209.2)	(203.3)
Proceeds from Government Grant	26.9	—	—
Acquisition of Businesses	(190.7)	—	(118.1)
Cash Acquired Related to Business Acquisitions	16.9	—	13.1
Proceeds Received from the Sale of Assets, Net of Selling Costs	170.8	73.5	18.8
Other, Net	(5.7)	(8.7)	(4.5)
Net Cash Used in Investing Activities	(183.2)	(144.4)	(294.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	(200.0)	(300.0)
Proceeds from Issuance or Modification of Debt	250.0	425.0	1,300.0
Retirement of Long-Term Debt	(247.7)	(425.0)	—
Payments on Debt	(214.6)	(71.3)	(1,703.4)
Borrowings under Revolving Credit Facilities	1,957.9	1,729.2	1,367.2
Payments on Revolving Credit Facilities	(2,012.2)	(1,738.0)	(1,034.7)
Redemption and Early Tender Premiums and Debt Issuance Costs	(16.8)	(29.9)	(27.7)
Repurchase of Common Stock related to Share-Based Payments	(14.7)	(11.2)	(10.7)
Other, Net	(10.7)	10.1	13.2
Net Cash Used in Financing Activities	(308.8)	(311.1)	(396.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.2)	(1.8)	1.2

Net Increase (Decrease) in Cash and Cash Equivalents	29.4	0.7	(220.3)
Cash and Cash Equivalents at Beginning of Period	52.2	51.5	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81.6	$52.2	$51.5

Non-cash investing activities:

	Year Ended December 31,
In millions	2014	2013
Total Consideration Received from the Sale of Assets	$181.0	$83.2
Cash Proceeds Received from the Sale of Assets	170.8	73.5
Non-cash Consideration Received from the Sale of Assets	$10.2	$9.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company is the largest producer of folding cartons in the United States ("U.S.") and holds a leading market position in coated unbleached kraft paperboard and coated-recycled boxboard. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to customer service.

GPHC became a new publicly-traded parent company when, on March 10, 2008, the businesses of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC were combined through a series of transactions.

GPHC and GPC conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock, and GPC’s ownership of all of the outstanding common stock of Graphic Packaging International, Inc. ("GPII").

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying Consolidated Financial Statements include the worldwide operations of the paperboard packaging segment which includes the paperboard packaging, packaging machinery, and containerboard businesses, and through June 30, 2014 the flexible packaging segment, which produced kraft paper and converted kraft, specialty paper and plastics into multi-wall, consumer and specialty retail bags and produced flexible packaging, and laminations. Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The Company holds a 50% ownership interest in a joint venture called Rengo Riverwood Packaging, Ltd. (in Japan) which is accounted for using the equity method.

Prior to May 30, 2014, the Company held an 87% ownership interest in Graphic Flexible Packaging, LLC ("GFP"), which was consolidated in the Company's financial statements. On May 30, 2014, the Company acquired the remaining 13% of GFP. For more information see Note 14 - Redeemable Noncontrolling Interests. The noncontrolling interest is shown in the Company's financial statements.

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

The Company has entered into various factoring and supply chain financing arrangements, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the years ended December 31, 2014 and 2013, the Company sold receivables under these programs totaling approximately $413 million and $290 million, respectively.
During the fourth quarter 2014, the Company also entered into an agreement for the purchasing and servicing of receivables (the “AR Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement also meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the FASB Codification. During the fourth quarter under the agreement, the Company sold and derecognized approximately $231 million of receivables, of which $125 million has been collected on behalf of the financial institution, $74 million has been funded by the financial institution, resulting in a $32 million receivable from the financial institution as of December 31, 2014. Cash proceeds related to the sales are included in cash from operating activities in the Consolidated Statements of Cash Flows in the Receivables, Net line item. The loss on sale in not material and is included in Other Income, Net line item.
Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $127 million and $20 million as of December 31, 2014 and 2013, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. As of and for the years ended December 31, 2014 and 2013, no customer accounted for more than 10% of net sales.

Inventories

Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (“FIFO”) basis. Average cost basis is used to determine the cost of supply inventories and certain raw materials. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $1.6 million, $3.5 million and $2.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Depreciation expense, including the depreciation expense of assets under capital leases, for 2014, 2013 and 2012 was $221.6 million, $232.5 million and $222.7 million, respectively.

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

Goodwill is the Company’s only intangible asset not subject to amortization at December 31, 2014 and 2013. The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$579.5	$(226.1)	$353.4	$670.6	$(242.7)	$427.9
Patents, Trademarks and Licenses	115.4	(83.2)	32.2	118.7	(79.6)	39.1
Total	$694.9	$(309.3)	$385.6	$789.3	$(322.3)	$467.0

The Company recorded amortization expense for the years ended December 31, 2014, 2013 and 2012 of $48.4 million,
$44.9 million and $44.1 million, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $40 million for 2015 through 2016 and approximately $36 million for 2017 through 2019.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill

The Company tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount.

The Company tests goodwill for impairment at the reporting unit level, which is an operating segment or a level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics.

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

The Company performed a quantitative impairment analysis of goodwill associated with each of our reporting units as of October 1, 2014 and concluded that the fair values were in excess of the carrying values of each of the reporting units and therefore goodwill was not impaired.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Packaging	Flexible Packaging	Total
Balance at December 31, 2012	$1,123.2	$15.8	$1,139.0
Disposal of Business	(3.4)	(7.5)	(10.9)
Foreign Currency Effects	(2.6)	(0.1)	(2.7)
Balance at December 31, 2013	$1,117.2	$8.2	$1,125.4
Disposal of Business	(47.2)	(8.2)	(55.4)
Acquisition of Business	51.9	—	51.9
Foreign Currency Effects	(3.8)	—	(3.8)
Balance at December 31, 2014	$1,118.1	$—	$1,118.1

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded.

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

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2014, 2013 and 2012 were $14.9 million, $16.8 million and $16.1 million, respectively.

Restructuring and Other Special Charges, Net

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations as of December 31:

In millions	2014	2013	2012
Loss (Gain) on Sale or Closure of Certain Assets	$180.1	$(17.9)	$3.0
Net Charges Associated with Business Combinations	12.4	29.2	21.7
Other Special Charges	5.1	1.8	1.7
Total	$197.6	$13.1	$26.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the Company's strategy to focus on core assets, on June 30, 2014, the Company completed the sale of its multi-wall bag business. The financial impact of this transaction is reflected in Loss (Gain) on Sale or Closure of Certain Assets in the above table. Approximately $263 million of assets were disposed of consisting of net working capital of $75 million, fixed assets of $104 million, goodwill of $8 million and intangible assets of $76 million. In 2013, the multi-wall bag business' net sales were approximately $440 million or approximately 10% of Consolidated Net Sales and were reported in the flexible packaging segment. Assets of approximately $27 million related to the facility that was previously part of the flexible packaging segment were retained by the Company.

On May 23, 2014, the Company completed its acquisition of Benson Box Holdings Limited ("Benson"), a leading food, beverage, and retail packaging company in the United Kingdom. Charges associated with the acquisition are reflected in Net Charges Associated with Business Combinations in the above table. For more information regarding the acquisition of Benson see Note 4 - Acquisitions.

On February 3, 2014, the Company completed the sale of its labels business. The financial impact of this transaction is reflected in Loss (Gain) on Sale or Closure of Certain Assets in the above table. Approximately $47 million of goodwill and $17 million of intangible assets were written off relating to the sale. The labels business was part of the Paperboard Packaging segment and accounted for approximately 1% of Consolidated Net Sales.

On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its uncoated-recycled board (“URB”) mill. The Company had previously announced the closure of its Brampton, Ontario facility which was also part of the flexible plastics business. This facility was sold in December 2013. Approximately $11 million of goodwill was written off relating to the sales. The financial impacts of these transactions are reflected as Loss (Gain) on Sale or Closure of Certain Assets in the above table. The flexible plastics business was part of the flexible packaging segment and the URB mill was part of the paperboard packaging segment, and in aggregate, accounted for approximately 2% of Consolidated Net Sales.

Equity Offerings and Repurchases

During the first and second quarters of 2014, certain shareholders of the Company sold approximately 30 million and 43.7 million shares of common stock in two secondary public offerings at $9.85 and $10.45 per share, respectively. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”), (“Old Town”, and together with the TPG Entities, the Coors Family Stockholders, the Adolph Coors Foundation, and the CD&R Fund, the "Selling Stockholders"). Following the completion of the offering in the second quarter, these Selling Stockholders no longer hold shares of the common stock.

During 2013, the Selling Stockholders sold approximately 110.1 million shares of common stock in four separate secondary public offerings at prices ranging from $7.00 to $8.45 per share. In connection with one of the the offerings, the Company repurchased approximately 23.9 million shares at $8.38 per share resulting in aggregate purchase price of approximately $200 million. After these transactions, the shares outstanding held by the Selling Stockholders decreased from approximately 53% to approximately 23%.

During December of 2012, the Selling Stockholders sold 21.3 million shares of common stock in a secondary public offering at $6.10 per share. In connection with the offering, the Company also repurchased approximately $300 million or 49.2 million shares of its common stock from the Selling Stockholders at $6.10 per share. The shares outstanding held by the Selling Stockholders decreased from approximately 65% to approximately 53%.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of New Accounting Standards

Effective January 1, 2014, the Company adopted revised guidance on the Income Taxes topic of the FASB Codification, which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. The adoption did not have any impact on the Company's financial position, results of operations or cash flows.

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

Accounting Standards Not Yet Adopted

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2.	SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2014	2013
Trade	$352.7	$396.7
Less: Allowance	(6.3)	(5.3)
	346.4	391.4
Other (1)	61.9	21.4
Total	$408.3	$412.8

(1) Includes approximately $32 million receivable from financial institution per the AR Sales Agreement, which is a Level 1 fair value measurement.

Inventories, Net by major class:

In millions	2014	2013
Finished Goods	$260.2	$288.3
Work in Progress	52.9	49.2
Raw Materials	139.0	149.7
Supplies	69.7	69.9
Total	$521.8	$557.1

Other Current Assets:

In millions	2014	2013
Prepaid Assets	$30.1	$29.9
Assets Held for Sale	—	6.6
Fair Value of Derivatives, current portion	1.9	2.3
Total	$32.0	$38.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net:

In millions	2014	2013
Property, Plant and Equipment, at Cost:
Land and Improvements	$100.9	$114.0
Buildings	378.3	405.8
Machinery and Equipment (2)	3,612.0	3,570.7
Construction-in-Progress	81.2	130.2
	4,172.4	4,220.7
Less: Accumulated Depreciation (2)	(2,625.6)	(2,541.8)
Total	$1,546.8	$1,678.9

(2) Includes gross assets under capital lease of $8.8 million and related accumulated depreciation of $3.4 million as of December 31, 2014 and gross assets under capital lease of $11.7 million and related accumulated depreciation of $2.3 million as of December 31, 2013.

Other Assets:

In millions	2014	2013
Deferred Debt Issuance Costs, Net of Amortization of $14.3 million and $9.5 million for 2014 and 2013, respectively	$24.4	$24.3
Deferred Income Tax Assets	7.4	8.9
Pension Assets	0.1	0.7
Long-term Receivables	10.2	9.1
Other	17.8	12.8
Total	$59.9	$55.8

Other Accrued Liabilities:

In millions	2014	2013
Fair Value of Derivatives, current portion	$15.5	$3.3
Deferred Revenue	15.1	10.7
Accrued Customer Rebates	6.7	14.1
Other	54.3	49.3
Total	$91.6	$77.4

Other Noncurrent Liabilities:

In millions	2014	2013
Deferred Revenue	$5.7	$5.1
Multi-employer Plans	30.9	25.4
Workers Compensation Reserve	12.9	12.7
Other	28.6	27.0
Total	$78.1	$70.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Provided by (Used in) Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions and dispositions:

In millions	2014	2013	2012
Receivables, Net	$(25.5)	$49.3	$7.3
Inventories, Net	(50.4)	(39.5)	(23.9)
Prepaid Expenses	4.8	(11.4)	(0.2)
Other Assets	9.2	(3.8)	4.0
Accounts Payable	13.3	(13.9)	6.8
Compensation and Employee Benefits	9.6	(20.8)	16.9
Income Taxes	9.0	1.1	(4.5)
Interest Payable	(7.4)	21.9	(14.9)
Other Accrued Liabilities	(6.3)	(1.1)	(8.7)
Other Noncurrent Liabilities	3.5	(4.1)	0.1
Total	$(40.2)	$(22.3)	$(17.1)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2014	2013	2012
Interest	$79.1	$89.6	$117.5
Income Taxes	$12.2	$12.1	$8.9

NOTE 4.	ACQUISITIONS

On May 23, 2014, the Company acquired Benson. Under the terms of the transaction, the Company paid $190.7 million in an all cash transaction funded with existing cash and borrowings under the Company's revolving line of credit. Benson operated four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and retail products industries. The acquisition and associated goodwill are included in the paperboard packaging segment. This transaction is herein referred to as the "Benson Acquisition".

The purchase price of the Benson Acquisition has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase date. Management believes that the purchase price attributable to goodwill represents the benefits expected as a result of the acquisition, as the Benson Acquisition was made to continue to grow the European food and beverage business, to expand the Company's presence in store brand packaging and to further optimize the Company's supply chain footprint. The Company incurred and expensed transaction costs of $4.2 million related to the Benson Acquisition. Benson's net sales from the date of acquisition through December 31, 2014 were approximately $115 million.

The Company does not expect the goodwill recorded to be deductible for tax purposes. The purchase price allocation is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$190.7	$—	$190.7

In millions
Cash and Cash Equivalents	$16.9	$—	$16.9
Receivables	43.4	—	43.4
Inventories	16.2	1.5	17.7
Other Current Assets	8.5	0.2	8.7
Property, Plant and Equipment	25.5	18.3	43.8
Intangible Assets	—	61.8	61.8
Total Assets Acquired	110.5	81.8	192.3
Current Liabilities, Excluding Current Portion of Long-Term Debt	36.1	—	36.1
Deferred Tax Liabilities	1.1	16.3	17.4
Total Liabilities Assumed	37.2	16.3	53.5
Net Assets Acquired	73.3	65.5	138.8
Goodwill	117.4	(65.5)	51.9
Total Estimated Fair Value of Net Assets Acquired	$190.7	$—	$190.7

On December 31, 2012, the Company acquired Contego Cartons ("Contego"), a leading food and consumer product packaging company based in the United Kingdom. Under the terms of the transaction, the Company paid approximately $93 million and assumed debt of approximately $35 million in an all cash transaction funded with existing cash and debt under the Company's revolving line of credit. Contego operated four folding carton facilities that converted approximately 150,000 tons of paperboard annually into folding cartons for the food and consumer product industries. The acquisition and associated goodwill are included in the paperboard packaging segment.

Also on December 31, 2012, the Company acquired A&R Carton’s Beer and Beverage packaging business in Europe ("A&R"). Under the terms of the transaction, the Company paid approximately $25 million in cash and assumed approximately $2 million in debt. The transaction was funded with existing cash and borrowings from the Company’s revolving line of credit. A&R included two manufacturing facilities that converted approximately 30,000 tons of paperboard annually. The acquisition and associated goodwill are included in the paperboard packaging segment.

NOTE 5.	DEBT

Short-Term Debt is comprised of the following:

In millions	2014	2013
Short-Term Borrowings	$5.6	$12.4
Current Portion of Capital Lease Obligations	1.6	2.4
Current Portion of Long-Term Debt	25.0	62.6
Total	$32.2	$77.4

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2014 and 2013 was 8.1% and 10.1%, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt is comprised of the following:

In millions	2014	2013
Senior Notes with interest payable semi-annually at 7.875%, payable in 2018 ($250.0 million face amount)	$—	$247.3
Senior Notes with interest payable semi-annually at 4.875%, payable in 2022	250.0	—
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.7% at December 31, 2014) payable through 2019	1,000.0	1,214.6
Senior Secured Revolving Credit Facilities with interest payable at floating rates (2.0% at December 31, 2014) payable in 2019	288.4	344.3
Capital Lease Obligations	3.1	5.6
Other	7.8	16.8
	1,974.3	2,253.6
Less: Current Portion	32.2	77.4
Total	$1,942.1	$2,176.2

Long-Term Debt maturities (excluding capital leases) are as follows:

In millions
2015	$30.6
2016	25.8
2017	25.7
2018	50.5
2019	1,163.6
After 2019	675.0
Total	$1,971.2

Senior Notes

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

During November, 2014 the Company completed the issuance and sale of $250 million aggregate principal amount of 4.875% Notes due 2022. The Company also redeemed 100% of $250.0 million aggregate principal of its 7.875% Senior Notes due in 2018. The bonds were redeemed at a price of 103.94%. In conjunction with both of these transactions, $12.1 million of fees were expensed and are reflected as Loss on Modification or Extinguishment of Debt in the Company's Consolidated Statement of Operations. The remaining fees of $4.4 million will be deferred and amortized using the effective interest method until maturity.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facilities

The following describes the Senior Secured Term Loan and Revolving Credit Facilities:

Date	Document(a)	Provision	Expiration	Accounting
March 2012	Amended and Restated Credit Agreement
•$1.0 billion revolving credit facility •$1.0 billion amortizing term loan facility •LIBOR plus variable spread(between 175 basis points and 275 basis points) depending on consolidated total leverage ratio
			March 2017	•Charge of $8.9 million recorded in Loss on Modification or Extinguishment of Debt
December 2012	Amendment No. 1 to Credit Agreement	•$300 million incremental term loan	March 2017	•Charge of $2.1 million recorded in Loss on Modification or Extinguishment of Debt •Deferred fees of $3.1 million will be amortized
September 2013	Amendment No. 2 to Credit Agreement
•Added €75 million (approximately $100 million) revolving credit facility for borrowings in Euro and Pound Sterling and a ¥2.5 billion (approximately $25 million) revolving credit facility for borrowings in Yen. LIBOR plus variable spread (between 150 basis points and 250 basis points) depending on consolidated total leverage ratio
			September 2018	•Charge of $1.2 million recorded in Loss on Modification or Extinguishment of Debt •Deferred fees of $2.2 million will be amortized
June 2014	Amendment No. 3 to Credit Agreement	•Increased revolving credit facility under which borrowings can be made in Euros or Sterling by €63 million (approximately $86 million)	September 2018	•Deferred Fees of $0.2 million will be amortized
October 2014	Second Amended and Restated Credit Agreement
•Increased the domestic revolving credit facility by $250 million and reduced the term loan by approximately $169 million. LIBOR plus variable spread (between 125 basis points and 225 basis points) depending on consolidated total leverage ratio
			October 2019	•Charge of $2.3 million recorded in Loss on Modification or Extinguishment of Debt •Deferred fees of $2.4 million will be amortized

(a) The Company's obligations under the Credit Agreement are secured by substantially all of the Company's domestic assets.

At December 31, 2014, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility (b)	$1,250.0	$171.2	$1,054.0
Senior Secured International Revolving Credit Facility	187.9	117.2	70.7
Other International Facilities	27.1	7.8	19.3
Total	$1,465.0	$296.2	$1,144.0

(b)In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $24.8 million as of December 31, 2014. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire through late-2015 unless extended.

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021 and 4.875% Senior Notes due 2022 (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2014, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 6.	STOCK INCENTIVE PLANS

As of May 21, 2014, the Company has one active equity compensation plan under which new grants are made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s”) and other types of stock-based and cash awards. Prior to the approval of the 2014 Plan and the expiration of the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the “2004 Plan”), the Company made all new grants under the 2004 Plan. Awards under the 2004 Plan and the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2004 Plan and 2014 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

The Company has not granted any stock options since 2004. As of December 31, 2014 and December 31, 2013, there are no options outstanding.

A summary of option activity during the three years ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price
Outstanding — December 31, 2011	5,181,917	$7.58
Exercised	(300,000)	1.56
Canceled	(2,130,754)	7.88
Outstanding — December 31, 2012	2,751,163	$8.01
Exercised	(1,756,629)	6.66
Canceled	(994,534)	10.40
Outstanding — December 31, 2013	—	$—
Exercised	—	—
Canceled	—	—
Outstanding — December 31, 2014	—	$—

During 2013 and 2012, the intrinsic value of options exercised was $2.1 million and $1.1 million, respectively.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other types of stock-based and cash awards. Generally, all RSUs vest and become payable in three years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets and service requirements that must be met for the shares to vest. Since 2011, RSU's granted are payable solely in shares of common stock upon vesting. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

	2014	2013	2012
RSUs — Employees	2,153,885	3,335,039	3,793,045
Weighted-average grant date fair value	$10.22	$7.34	$5.44
Stock Awards — Board of Directors	77,139	103,842	207,288
Weighted-average grant date fair value	$10.50	$7.80	$5.21

A summary of the changes in the number of unvested RSUs from December 31, 2011 to December 31, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2011	16,758,851	$2.75
Granted	3,793,045	5.44
Released	(8,024,847)	1.09
Forfeited	(216,762)	4.53
Outstanding — December 31, 2012	12,310,287	$4.63
Granted	3,335,039	7.34
Released	(5,299,116)	3.94
Forfeited	(510,077)	5.94
Outstanding — December 31, 2013	9,836,133	$5.86
Granted	2,153,885	10.22
Released	(3,619,979)	5.18
Forfeited	(756,341)	7.45
Outstanding — December 31, 2014	7,613,698	$7.20

The initial value of the RSUs is based on the market value of the Company’s common stock on the date of grant. RSUs are recorded in Stockholders' Equity. The unrecognized expense at December 31, 2014 is approximately $24 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2014, 2013 and 2012, $18.7 million, $19.0 million and $27.8 million, respectively, were charged to compensation expense for stock incentive plans. Prior to 2011, RSUs granted were payable in cash and shares of common stock based on the proportion set forth in the grant agreement. During 2013 and 2012, cash payments for share-based liabilities were $13.3 million and $21.3 million, respectively.

During 2014, 2013, and 2012, RSUs with an aggregate fair value of $38.1 million, $27.3 million and $20.7 million, respectively, vested and were paid out. Approximately two-thirds of the amounts paid out in 2013 and 2012, were payable in shares of common stock and one-third was payable in cash. The RSUs vested and paid out in 2014 were granted primarily during 2011.

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

The U.K. and Canada defined benefit plans were frozen and replaced with a defined contribution plan.

During the fourth quarter of 2014, the Company partially settled obligations of certain of its defined benefit pension plans though lump sum payments to certain term-vested employees who were not currently receiving a monthly benefit. Term-vested employees whose future pension benefits were below an established threshold had the option to either accept the lump sum offer or continue to be entitled to their future monthly benefit. The impact of acceptance reduced the projected benefit obligation by $42.0 million, required cash payment from existing plan assets of $40.2 million and resulted in a settlement charge of $0.8 million, all of which, are reflected in the following tables.
Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2014	2013	2012	2014	2013	2012
Components of Net Periodic Cost:
Service Cost	$12.6	$16.3	$18.3	$1.2	$1.2	$1.2
Interest Cost	57.9	52.2	51.1	2.2	2.0	2.3
Expected Return on Plan Assets	(79.8)	(68.0)	(58.1)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.7	0.7	0.7	(0.3)	(0.4)	(0.2)
Actuarial Loss (Gain)	13.2	36.1	30.1	(1.0)	(1.1)	(1.4)
Net Curtailment/Settlement Loss	0.8	—	—	—	—	—
Special Termination Benefit	—	1.2	—	—	—	—
Other	0.6	0.7	0.4	—	—	(0.1)
Net Periodic Cost	$6.0	$39.2	$42.5	$2.1	$1.7	$1.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Weighted Average Assumptions:
Discount Rate	4.86%	4.20%	4.85%	4.74%	3.97%	4.74%
Rate of Increase in Future Compensation Levels	1.88%	2.03%	2.16%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	7.69%	7.60%	7.90%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	7.50%	9.00%	8.00%
Ultimate Health Care Cost Trend Rate	—	—	—	4.77%	4.50%	5.00%
Ultimate Year	—	—	—	2027	2023	2018

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,218.9	$1,288.9	$47.9	$56.4
Service Cost	12.6	16.3	1.2	1.2
Interest Cost	57.9	52.2	2.2	2.0
Actuarial Loss (Gain)	189.1	(91.4)	(5.7)	(8.3)
Foreign Currency Exchange	(17.8)	3.4	—	—
Settlement/Curtailment Gain	(1.8)	(0.3)	—	—
Settlements	(40.2)	—	—	—
Benefits Paid	(52.5)	(51.8)	(2.2)	(1.8)
Amendments	—	—	—	(1.8)
Other	0.5	1.6	0.2	0.2
Benefit Obligation at End of Year	$1,366.7	$1,218.9	$43.6	$47.9

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,065.7	$921.3	$—	$—
Actual Return on Plan Assets	82.9	142.1	—	—
Employer Contributions	52.2	51.5	2.2	1.8
Foreign Currency Exchange	(15.3)	2.8	—	—
Benefits Paid	(52.5)	(51.8)	(2.2)	(1.8)
Settlements	(40.2)	—	—	—
Other	—	(0.2)	—	—
Fair Value of Plan Assets at End of Year	$1,092.8	$1,065.7	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(273.9)	$(153.2)	$(43.6)	$(47.9)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$0.1	$0.7	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(2.1)	$(1.1)	$(2.7)	$(2.5)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(271.9)	$(152.8)	$(40.9)	$(45.4)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$322.7	$154.8	$(16.5)	$(11.9)
Prior Service Cost (Credit)	$2.9	$3.6	$(1.9)	$(2.2)
Weighted Average Calculations:
Discount Rate	4.02%	4.86%	3.95%	4.74%
Rates of Increase in Future Compensation Levels	1.45%	1.88%	—	—
Initial Health Care Cost Trend Rate	—	—	7.38%	7.50%
Ultimate Health Care Cost Trend Rate	—	—	4.96%	4.77%
Ultimate Year	—	—	2036	2027

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,353.3 million and $1,207.4 million at December 31, 2014 and 2013, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2014 and 2013, except one of the U.K. plans as of December 31, 2014 and Canada as of December 31, 2013.

Employer Contributions

The Company made contributions of $52.2 million and $51.5 million to its pension plans during 2014 and 2013, respectively. The Company also made postretirement health care benefit payments of $2.2 million and $1.8 million during 2014 and 2013, respectively. For 2015, the Company expects to make contributions of $40 to $60 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2014 and 2013, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2014	2013
Cash	1.0%	2.6%	2.2%
Equity Securities	52.2	51.0	52.7
Fixed Income Securities	40.3	39.9	38.6
Other Investments	6.5	6.5	6.5
Total	100.0%	100.0%	100.0%

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

The Company’s approach to developing the expected long-term rate of return on pension plan assets is based on fair values and combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2014 and 2013:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2014
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$28.8	$2.3	$26.5	$—
Equity Securities:
Domestic (a)	379.8	77.7	302.1	—
Foreign (a)	177.7	62.8	114.9	—
Fixed Income Securities (a)	436.3	169.1	267.2	—
Other Investments:
Real estate (a)	21.8	—	21.8	—
Diversified growth fund (b)	48.4	—	48.4	—
Total	$1,092.8	$311.9	$780.9	$—

	Fair Value Measurements at December 31, 2013
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$23.8	$4.5	$19.3	$—
Equity Securities:
Domestic (a)	378.0	75.8	302.2	—
Foreign (a)	183.1	64.7	118.4	—
Fixed Income Securities (a)	411.3	261.8	149.5	—
Other Investments:
Real estate (a)	20.9	—	20.9	—
Diversified growth fund (b)	48.6	—	48.6	—
Total	$1,065.7	$406.8	$658.9	$—

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

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2014 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Cost Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.3	$(0.2)
Effect on Year-End Postretirement Benefit Obligation	$2.2	$(1.9)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2024:

In millions	Pension Plans	Postretirement Health Care Benefits
2015	$85.9	$2.7
2016	58.8	3.0
2017	62.9	3.1
2018	65.8	3.2
2019	68.9	3.3
2020— 2024	382.4	16.4

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2015

During 2015, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits
Recognition of Prior Service Cost	$0.7	$(0.3)
Recognition of Actuarial Loss (Gain)	22.0	(1.5)

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2014 and 2013 was $2.8 million and $5.7 million, respectively.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. At December 31, 2014, and December 31, 2013, the Company has $30.9 million and $25.4 million, respectively, recorded in Other Noncurrent Liabilities for these withdrawal liabilities which represents the Company's best estimate of the expected withdrawal liability.

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

The Company recorded charges of $4.3 million and $1.5 million in 2014 and 2013, respectively, related to the sale of the multi-wall bag business for partial withdrawal from the Paper Industry Union - Pension Fund (“PIUMP”) and the complete withdrawal from the United Food and Commercial Workers International Union - Industry Pension Fund, respectively. There were no similar charges recorded for the year ended December 31, 2012. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company’s results of operations, financial position, or cash flows.

The Company's participation in these plans for the year ended December 31, 2014, 2013 and 2012 is shown in the table below:

		Pension Protection Act Zone Status			Company Contributions (in millions)
Multi-employer Pension Fund	EIN/Pension Plan Number	2014	2013	FIP/RP Status Implemented	2014	2013	2012	Surcharged Imposed	Expiration Date of Bargaining Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2018
PIUMP (1)	11-6166763/001	Red	Red	Yes	0.3	0.4	0.5	Yes	9/30/2014
Western Conference of Teamsters Pension Trust - Northwest Area	91-6145047/001	Green	Green	No	0.1	0.1	0.1	No	4/30/2017
Total					$0.5	$0.6	$0.7
(1) The facility associated with this plan was divested on June 30, 2014.

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2014 and 2013 is for the plan's year-end at December 31, 2013 and December 31, 2012, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2014, 2013 and 2012 were $28.9 million, $27.9 million and $23.7 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8.	INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2014	2013	2012
U.S.	$128.0	$252.0	$200.4
International	4.7	(39.4)	(0.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	$132.7	$212.6	$200.3

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2014	2013	2012
Current (Expense) Benefit:
U.S.	$(7.5)	$(1.4)	$(3.4)
International	(4.8)	(3.3)	(3.1)
Total Current	$(12.3)	$(4.7)	$(6.5)

Deferred (Expense) Benefit:
U.S.	(35.0)	(65.3)	(76.0)
International	1.9	2.6	—
Total Deferred	$(33.1)	$(62.7)	$(76.0)
Income Tax (Expense)	$(45.4)	$(67.4)	$(82.5)

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities at the federal statutory rate of 35% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
In millions	2014	Percent	2013	Percent	2012	Percent
Income Tax Expense at U.S. Statutory Rate	$(46.4)	35.0%	$(74.4)	35.0%	$(70.1)	35.0%
U.S. State and Local Tax (Expense) Benefit	(5.9)	4.4	(7.7)	3.6	(6.3)	3.1
Goodwill Related to Dispositions	(8.6)	6.5	—	—	—	—
Capital Loss on Subsidiary Stock	—	—	5.4	(2.6)	—	—
Permanent Items	(4.7)	3.5	(3.5)	1.7	(3.4)	1.6
Change in Valuation Allowance	(5.1)	3.9	(15.2)	7.2	(1.8)	0.9
International Tax Rate Differences	3.5	(2.6)	2.9	(1.4)	0.4	(0.1)
Foreign Withholding Tax	(0.1)	—	(0.4)	0.2	(0.2)	0.1
Non taxable Excise Tax Credit Refunds	—	—	29.4	(13.8)	—	—
Change in Tax Rates	4.5	(3.4)	(3.6)	1.7	—	—
U.S. Federal & State Research Credits	20.1	(15.1)	—	—	—	—
Uncertain Tax Positions	(4.5)	3.4	—	—	(0.1)	0.1
Other	1.8	(1.4)	(0.3)	0.1	(1.0)	0.5
Income Tax (Expense) Benefit	$(45.4)	34.2%	$(67.4)	31.7%	$(82.5)	41.2%

During the fourth quarter of 2014, the Company completed a multi-year research credit study resulting in the establishment of deferred tax assets for U.S. federal and state research tax credit carryforwards of approximately $20.1 million, for the years ended December 31, 2011 through December 31, 2014. These research tax credit carryforwards have been reduced by $4.5 million in accordance with the measurement criteria of the Income Taxes topic of the FASB Codification. The Company also established a valuation allowance against certain state research credit carryforwards of approximately $5 million.

During 2013, the Company determined, based on additional guidance published by the Internal Revenue Service, that it is more likely than not that certain excise tax credit refunds received in 2009 are excludable from taxable income. As a result, the Company has amended its 2009 federal and state income tax returns which resulted in an increase in the overall net operating loss carryforward.

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	2014	2013
Current Deferred Income Tax Assets:
Compensation Based Accruals	$38.9	$33.5
Current Portion of Net Operating Loss Carryforwards	121.3	127.1
Other	23.0	15.3
Valuation Allowance	(6.0)	(4.6)
Net Current Deferred Income Tax Assets	$177.2	$171.3
Noncurrent Deferred Income Tax Assets (Liabilities):
Net Operating Loss Carryforwards	$189.1	$259.3
Postretirement Benefits	127.3	80.6
Tax Credits	28.8	13.1
Other	21.6	22.7
Valuation Allowance	(47.6)	(47.5)
Property, Plant and Equipment	(264.7)	(258.2)
Goodwill	(271.3)	(270.3)
Other Intangibles	(85.1)	(120.7)
Net Noncurrent Deferred Income Tax Liabilities	$(301.9)	$(321.0)
Net Deferred Income Tax (Liability) Asset	$(124.7)	$(149.7)

The Company has total deferred income tax assets, excluding valuation allowance, of $556.1 million and $567.5 million as of December 31, 2014 and 2013, respectively. The Company has total deferred income tax liabilities of $627.0 million and $665.1 million as of December 31, 2014 and 2013, respectively.
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
The Company reviewed its deferred income tax assets as of December 31, 2014 and 2013, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $53.6 million and $52.1 million at December 31, 2014 and 2013, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2014, $37.3 million relates to net deferred tax assets in certain foreign jurisdictions, $5.9 million relates to a deferred tax asset related to a U.S. federal capital loss carryforward, $5.0 million relates to research credit carryforwards in certain states, and the remaining $5.4 million relates to net operating losses in certain U.S. states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2014, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the net deferred income tax assets related primarily to the Company’s Brazil, Canada, China, France, Spain and Germany operations. In addition, as of December 31, 2014, the Company has determined that realization of certain U.S. federal and state deferred balances is less than more likely than not.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2014, 2013, and 2012, respectively:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
In millions	2014	2013	2012
Balance Beginning of Period	$52.1	$37.3	$37.0
Charges	5.1	15.2	1.8
Deductions	(3.6)	(0.4)	(1.5)
Balance at End of Period	$53.6	$52.1	$37.3

The U.S. federal net operating loss carryforwards expire as follows:

In millions
2018	$—
2019	141.3
2021	141.2
2022	1.4
2023	67.9
2024	117.8
2026	22.9
2027	93.0
2028	12.2
2029	114.6
Total	$712.3

U.S. state net operating loss carryforward amounts total $558.9 million and expire in various years through 2031.

International net operating loss carryforward amounts total $129.4 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $28.8 million, of which approximately $8.7 million have no expiration date, and the remainder expire starting in 2016.

As of December 31, 2014, the Company has only provided for deferred U.S. income taxes on $5.4 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $4.3 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2014	2013
Balance at January 1,	$7.4	$0.8
Additions for Tax Positions of Current Year	0.4	—
Additions for Tax Positions of Prior Years	4.1	6.6
Reductions for Tax Positions of Prior Years	(6.7)	—
Balance at December 31,	$5.2	$7.4

At December 31, 2014, $5.2 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company did not have a significant accrual for the payment of interest and penalties at December 31, 2014 and 2013.

The Company does not anticipate that any of the total unrecognized tax benefits of $5.2 million could change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2011 or non-U.S. income tax examinations for years before 2005.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2014, the Company had interest rate swap agreements with a notional amount of $560 million which expire in April 2016 under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates.

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

During 2014 and 2013, there were minimal amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2015 and 2016. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2014 and 2013, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At December 31, 2014 and 2013, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2014 and 2013, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2014 and 2013, had notional amounts totaling $65.2 million and $65.3 million, respectively.

No amounts were reclassified to earnings during 2014 and 2013 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2014 and 2013.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2014 and 2013, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2014 and 2013, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2014 and 2013, respectively, had net notional amounts totaling $34.5 million and $32.5 million. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

Net currency exchange gains included in determining Income from Operations for the years ended December 31, 2014, 2013 and 2012 were $1.4 million, $5.4 million and $1.1 million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fair Value of Financial Instruments

As of December 31, 2014 and 2013 , the Company had a gross derivative liability of $15.5 million and $4.5 million respectively, and a gross derivative asset of $1.9 million and $2.3 million respectively, primarily related to interest rate, foreign currency and commodity contracts.

As of December 31, 2014, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2014 and 2013 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases) was $1,975.6 million and $2,267.6 million as compared to the carrying amounts of $1,971.2 million and $2,248.0 million as of December 31, 2014 and 2013, respectively. The fair value of the Company's Long-Term Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2014 and 2013 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Location in Statement of Operations (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
In millions	2014	2013		2014	2013		2014	2013
Commodity Contracts	$12.9	$0.2	Cost of Sales	$(1.8)	$1.6	Cost of Sales	$0.5	$(0.1)
Foreign Currency Contracts	(3.1)	(2.8)	Other Income, Net	(0.7)	(2.2)	Other Income, Net	—	—
Interest Rate Swap Agreements	2.2	0.7	Interest Expense, Net	$3.3	3.1	Interest Expense, Net	—	—
Total	$12.0	$(1.9)		$0.8	$2.5		$0.5	$(0.1)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 is as follows:

In millions		2014	2013
Foreign Currency Contracts	Other (Income) Expense, Net	$(5.4)	$0.9

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2014	2013	2012
Balance at January 1	$(1.3)	$(5.7)	$(4.7)
Reclassification to earnings	0.8	2.5	6.0
Current period change in fair value	(12.0)	1.9	(7.0)
Balance at December 31	$(12.5)	$(1.3)	$(5.7)

At December 31, 2014, the Company expects to reclassify $9.5 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the components of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2014			2013			2012
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments (Loss) Gain	$(11.2)	$4.3	$(6.9)	$4.4	$(1.2)	$3.2	$(1.0)	$0.4	$(0.6)
Currency Translation Adjustment	(34.7)	0.7	(34.0)	(13.9)	0.3	(13.6)	0.3	0.3	0.6
Pension Benefit Plans	(168.0)	62.0	(106.0)	203.9	(76.8)	127.1	(41.4)	14.9	(26.5)
Postretirement Benefit Plans	2.7	(1.7)	1.0	9.5	(3.1)	6.4	(4.4)	1.7	(2.7)
Postemployment Benefit Plans	(0.5)	—	(0.5)	—	—	—	—	—	—
Other Comprehensive Income (Loss)	$(211.7)	$65.3	$(146.4)	$203.9	$(80.8)	$123.1	$(46.5)	$17.3	$(29.2)

The balances of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
In millions	2014	2013
Accumulated Derivative Instruments Loss	$(17.7)	$(10.8)
Currency Translation Adjustment	(50.6)	(16.6)
Pension Benefit Plans	(278.0)	(172.0)
Postretirement Benefit Plans	11.7	10.7
Postemployment Benefit Plans	—	0.5
Accumulated Other Comprehensive Loss	$(334.6)	$(188.2)

NOTE 12.	COMMITMENTS AND CONTINGENCIES
The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal options and some leases contain escalation clauses. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments at December 31, 2014, are as follows:

In millions	Capital Leases	Operating Leases	Total
2015	$1.6	$30.1	$31.7
2016	0.7	25.0	25.7
2017	0.5	17.8	18.3
2018	0.3	11.8	12.1
2019	—	8.8	8.8
Thereafter	—	14.5	14.5
Total Minimum Lease Payments	3.1	108.0	111.1
Less: Amount Representing Interest	(0.1)	—	(0.1)
Present Value of Net Minimum Leases	$3.0	$108.0	$111.0

Total rental expense was approximately $30 million, $36 million, and $33 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2019. At December 31, 2014, total commitments under these contracts were as follows:

In millions
2015	$122.4
2016	67.0
2017	53.1
2018	38.0
2019	35.4
Thereafter	214.8
Total	$530.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13.	ENVIRONMENTAL AND LEGAL MATTERS
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

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. Currently the Company expects to spend less than $3 million during 2015 to achieve compliance with the National Emission Standards for Hazardous Air Pollutants for units at major sources (known as "Boiler MACT"). The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Some costs relating to historic usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

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

NOTE 14. REDEEMABLE NONCONTROLLING INTERESTS
On December 8, 2011, the Company combined its multi-wall bag and specialty plastics packaging businesses with the kraft paper and multi-wall businesses of Delta Natural Kraft, LLC and Mid-America Packaging, LLC (collectively “DNK”), both wholly owned subsidiaries of Capital Five Investments, LLC (“CVI”). Under the terms of the transaction, the Company formed a new limited liability company, Graphic Flexible Packaging, LLC (“GFP”) and contributed its ownership interest in multi-wall bag and specialty plastics packaging subsidiaries to it. CVI concurrently contributed its ownership interest in DNK to GFP. Neither party received cash consideration as part of the transaction. The Company owned 87% of GFP and consolidated its results of operations with the remaining 13% of GFP owned by CVI.
On May 30, 2014, the Company acquired the remaining 13% of GFP from CVI. At December 31, 2014, the book value of the redeemable noncontrolling interests was determined as follows:

In millions
Balance at December 31, 2012	$10.8
Net Income Attributable to Redeemable Noncontrolling Interests	0.1
Other Comprehensive Income	0.4
Change in Fair Value of Redeemable Securities	—
Balance at December 31, 2013	$11.3
Net Loss Attributable to Redeemable Noncontrolling Interests	(0.7)
Other Comprehensive Income	0.3
Redemption of Noncontrolling Interest	(10.9)
Balance at December 31, 2014	$—

Prior to May 30, 2014, the calculation of fair value (a Level 3 measurement) of the redeemable noncontrolling interest was determined by using a discounted cash flow analysis based on the Company's forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. On June 30, 2014, the Company completed the sale of its multi-wall bag business.

NOTE 15.	RELATED PARTY TRANSACTIONS

During the first and second quarters of 2014, the Selling Shareholders sold approximately 30 million and 43.7 million shares of common stock in secondary public offerings at $9.85 and $10.45 per share, respectively. Following the completion of the offering in the second quarter, the Selling Stockholders no longer hold shares of the Company's common stock.

During 2013, the Selling Stockholders sold approximately 110.1 million shares of common stock in four separate secondary public offerings at prices ranging from $7.00 to $8.45 per share. In connection with one of the the offerings, the Company repurchased approximately 23.9 million shares at $8.38 per share resulting in aggregate purchase price of approximately $200 million. After these transactions, the shares outstanding held by the Selling Stockholders decreased from approximately 53% to approximately 23%.
The beneficial ownership of the Company's common stock by the Selling Stockholders at December 31, 2014, 2013 and 2012 is as follows (unaudited):

	TPG Entities		Coors Family Stockholders		CD&R Fund		Old Town		Total
	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned	Number of Shares Beneficially Owned	Percent Owned
Balance at December 31, 2012	92,858,564	27.0%	42,770,606	12.4%	24,045,696	7.0%	24,045,696	7.0%	183,720,562	53.4%
Secondary Offerings and Share Repurchases	(53,465,300)		(25,623,722)		(15,488,663)		(15,488,663)		(110,066,348)
Balance at December 31, 2013	39,393,264	12.1%	17,146,884	5.3%	8,557,033	2.6%	8,557,033	2.6%	73,654,214	22.6%
Secondary Offerings	(39,393,264)	—	(17,146,884)	—	(8,557,033)	—	(8,557,033)	—	(73,654,214)
Balance at December 31, 2014	—	—%	—	—%	—	—%	—	—%	—	—%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16.	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Prior to the sale of the multi-wall bag business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging.  These segments were evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization.  The Company’s reportable segments are based upon strategic business units that offer different products.  The accounting policies of the reportable segments are the same as those described above in Note 1 - Nature of Business and Summary of Significant Accounting Policies.  As a result of the sale, the Company reevaluated its reportable segments and effective July 1, 2014, the Company reports its results in one reportable segment: paperboard packaging.  Current and prior year results have been reclassified to include the remaining flexible packaging facility that was not sold and corporate in the paperboard packaging segment.

The paperboard packaging segment is highly integrated and includes a system of mills and plants that produce a broad range of paperboard grades convertible into folding cartons and includes several operating segments that have been aggregated into one reportable segment. Folding cartons are used primarily to protect products, such as food, detergents, paper products, beverages, and health and beauty aids, while providing point of purchase advertising. The paperboard packaging reportable segment includes the design, manufacture and installation of packaging machinery related to the assembly of cartons as well as the production and sale of corrugated medium and kraft paper from paperboard mills in the U.S. As previously disclosed, the Company sold its URB Mill as of September 30, 2013 and labels business as of February 3, 2014, which were part of the paperboard packaging segment.

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

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2014, 2013 or 2012.

Business segment information is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
In millions	2014	2013	2012
NET SALES:
Paperboard Packaging	$4,024.9	$3,939.0	$3,715.1
Flexible Packaging	215.6	539.1	622.0
Total	$4,240.5	$4,478.1	$4,337.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$413.9	$354.0	$356.8
Flexible Packaging (a)	(186.1)	(12.4)	(34.4)
Total	$227.8	$341.6	$322.4

CAPITAL EXPENDITURES:
Paperboard Packaging	$195.8	$191.6	$187.5
Flexible Packaging	5.6	17.6	15.8
Total	$201.4	$209.2	$203.3

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$259.0	$249.6	$235.7
Flexible Packaging	11.0	27.8	31.1
Total	$270.0	$277.4	$266.8
(a) Includes Loss on Sale of Assets of multi-wall bag business of $171.1 million in 2014.

	December 31,
In millions	2014	2013	2012
ASSETS AT DECEMBER 31:
Paperboard Packaging	$4,331.3	$4,275.8	$4,284.9
Flexible Packaging	—	283.5	346.7
Total	$4,331.3	$4,559.3	$4,631.6

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2014	2013	2012
NET SALES:
U.S./Canada	$3,610.5	$3,973.6	$4,096.9
Central/South America	82.9	75.3	76.4
Europe	592.5	462.5	170.6
Asia Pacific	129.4	132.6	170.9
Eliminations (a)	(174.8)	(165.9)	(177.7)
Total	$4,240.5	$4,478.1	$4,337.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	2014	2013	2012
ASSETS AT DECEMBER 31:
U.S./Canada	$3,172.8	$3,862.0	$4,020.0
Central/South America	88.0	92.0	90.7
Europe	991.2	529.0	434.0
Asia Pacific	79.3	76.3	86.9
Total	$4,331.3	$4,559.3	$4,631.6

Notes:

a.	Represents primarily the elimination of intergeographic sales between the Company’s U.S. and Europe, Asia Pacific and Central/South America operations.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2014 and 2013 are shown below.

	2014
In millions, except per share amounts	First	Second	Third	Fourth	Total(a)
Statement of Operations Data:
Net Sales	$1,072.7	$1,116.7	$1,050.0	$1,001.1	$4,240.5
Gross Profit	187.0	213.1	202.4	184.7	787.2
Restructuring and Other Special Charges	7.8	171.1	6.8	11.9	197.6
Income (Loss) from Operations	79.7	(52.9)	112.3	88.7	227.8
Net Income	34.8	(40.3)	53.0	41.5	89.0
Net Income Attributable to Graphic Packaging Holding Company	35.2	(40.0)	53.0	41.5	89.7

Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.11	$(0.12)	$0.16	$0.13	$0.27
Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.11	$(0.12)	$0.16	$0.13	$0.27
(a) May not cross foot due to rounding.

	2013
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,100.5	$1,139.7	$1,163.0	$1,074.9	$4,478.1
Gross Profit	182.9	188.6	180.7	173.4	725.6
Restructuring and Other Special Charges (Credits)	1.4	8.3	(14.8)	18.2	13.1
Income from Operations	85.2	87.7	105.7	63.0	341.6
Net Income	34.6	21.1	45.7	45.3	146.7
Net Income Attributable to Graphic Packaging Holding Company	34.9	21.2	44.5	46.0	146.6

Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.10	$0.06	$0.13	$0.13	$0.42
Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.10	$0.06	$0.13	$0.13	$0.42

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18.	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2014	2013	2012
Net Income Attributable to Graphic Packaging Holding Company	$89.7	$146.6	$122.6
Weighted Average Shares:
Basic	328.6	347.3	393.4
Dilutive effect of RSUs and stock options	1.9	2.4	2.8
Diluted	330.5	349.7	396.2
Earnings Per Share — Basic	$0.27	$0.42	$0.31
Earnings Per Share — Diluted	$0.27	$0.42	$0.31

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Employee Stock Options	—	773,542	2,346,818

NOTE 19.	OTHER COMPREHENSIVE (LOSS) INCOME

The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the year ended December 31, 2014 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Postemployment Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2013	$(10.8)	$(172.0)	$10.7	$0.5	$(16.6)	$(188.2)
Other Comprehensive Income (Loss) before Reclassifications	(7.4)	(114.8)	1.8	(0.5)	(34.0)	(154.9)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (b)	0.5	8.8	(0.8)	—	—	8.5
Net Current-period Other Comprehensive Income (Loss)	(6.9)	(106.0)	1.0	(0.5)	(34.0)	(146.4)
Balance at December 31, 2014	$(17.7)	$(278.0)	$11.7	$—	$(50.6)	$(334.6)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the year ended December 31, 2014:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1.8)		Cost of Sales
Foreign Currency Contracts	(0.7)		Other Income, Net
Interest Rate Swap Agreements	3.3		Interest Expense, Net
	0.8		Total before Tax
	(0.3)		Tax Expense
	$0.5		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.7	(c)
Actuarial Losses	13.2	(c)
	13.9		Total before Tax
	(5.1)		Tax Expense
	$8.8		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.3)	(c)
Actuarial Gains	(1.0)	(c)
	(1.3)		Total before Tax
	0.5		Tax Benefit
	$(0.8)		Net of Tax

Total Reclassifications for the Period	$8.5

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 — Pensions and Other Postretirement Benefits).

NOTE 20.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII debt securities.

These consolidating financial statements reflect GPHC and GPC (collectively “the Parent”); GPII (the "Subsidiary Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the operations of GFP. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees. As of June 30, 2014, the assets retained from the sale of the multi-wall bag business that was previously part of the flexible packaging segment

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were transfered from Combined Nonguarantor Subsidiaries to Subsidiary Issuer, see Note 1 - Nature of Business and Summary of Significant Accounting Policies.

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,422.5	$38.0	$1,028.4	$(248.4)	$4,240.5
Cost of Sales	—	2,747.2	36.5	918.0	(248.4)	3,453.3
Selling, General and Administrative	—	303.7	2.1	59.7	—	365.5
Other (Income) Expense, Net	—	(6.0)	(0.7)	3.0	—	(3.7)
Restructuring and Other Special Charges	—	7.9	5.9	183.8	—	197.6
Income (Loss) from Operations	—	369.7	(5.8)	(136.1)	—	227.8
Interest Expense, Net	—	(74.1)	—	(6.6)	—	(80.7)
Loss on Modification or Extinguishment of Debt	—	(14.4)	—	—	—	(14.4)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	281.2	(5.8)	(142.7)	—	132.7
Income Tax (Expense) Benefit	—	(103.8)	(1.0)	59.4	—	(45.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	177.4	(6.8)	(83.3)	—	87.3
Equity Income of Unconsolidated Entities	—	—	—	1.7	—	1.7
Equity in Net Earnings of Subsidiaries	89.0	(88.4)	(0.6)	—	—	—
Net Income (Loss)	89.0	89.0	(7.4)	(81.6)	—	89.0
Net Income Attributable to Noncontrolling Interests	0.7	0.7	—	—	(0.7)	0.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$89.7	$89.7	$(7.4)	$(81.6)	$(0.7)	$89.7

Comprehensive Loss Attributable to Graphic Packaging Holding Company	$(56.7)	$(56.7)	$(17.6)	$(135.5)	$209.8	$(56.7)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,298.4	$94.0	$1,276.7	$(191.0)	$4,478.1
Cost of Sales	—	2,680.1	78.1	1,185.3	(191.0)	3,752.5
Selling, General and Administrative	—	260.7	9.0	114.6	—	384.3
Other Income, Net	—	(7.3)	(0.3)	(5.8)	—	(13.4)
Restructuring and Other Special Charges	—	4.6	—	8.5	—	13.1
Income (Loss) from Operations	—	360.3	7.2	(25.9)	—	341.6
Interest Expense, Net	—	(91.5)	—	(10.4)	—	(101.9)
Loss on Modification or Extinguishment of Debt	—	(27.1)	—	—	—	(27.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	241.7	7.2	(36.3)	—	212.6
Income Tax Expense	—	(63.0)	(3.6)	(0.8)	—	(67.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	178.7	3.6	(37.1)	—	145.2
Equity Income (Loss) of Unconsolidated Entities	—	—	2.2	(0.7)	—	1.5
Equity in Net Earnings of Subsidiaries	146.7	(32.0)	(2.0)	—	(112.7)	—
Net Income (Loss)	146.7	146.7	3.8	(37.8)	(112.7)	146.7
Net (Loss) Income Attributable to Noncontrolling Interests	(0.1)	(0.1)	—	—	0.1	(0.1)
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$146.6	$146.6	$3.8	$(37.8)	$(112.6)	$146.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$269.7	$269.7	$3.3	$(45.6)	$(227.4)	$269.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,335.6	$93.9	$1,109.7	$(202.1)	$4,337.1
Cost of Sales	—	2,717.5	77.1	1,025.0	(202.1)	3,617.5
Selling, General and Administrative	—	283.1	9.4	85.6	—	378.1
Other (Income) Expense, Net	—	(6.4)	0.8	(1.7)	—	(7.3)
Restructuring and Other Special Charges	—	11.0	—	15.4	—	26.4
Income (Loss) from Operations	—	330.4	6.6	(14.6)	—	322.4
Interest Expense, Net	—	(103.4)	—	(7.7)	—	(111.1)
Loss on Modification or Extinguishment of Debt	—	(11.0)	—	—	—	(11.0)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	216.0	6.6	(22.3)	—	200.3
Income Tax (Expense) Benefit	—	(79.4)	(3.4)	0.3	—	(82.5)
Income (Loss) before Equity Income of Unconsolidated Entities	—	136.6	3.2	(22.0)	—	117.8
Equity Income of Unconsolidated Entities	—	—	2.3	—	—	2.3
Equity in Net Earnings of Subsidiaries	120.1	(16.5)	(1.2)	—	(102.4)	—
Net Income (Loss)	$120.1	$120.1	$4.3	$(22.0)	$(102.4)	$120.1
Net Loss (Income) Attributable to Noncontrolling Interests	2.5	2.5	—	—	(2.5)	2.5
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$122.6	$122.6	$4.3	$(22.0)	$(104.9)	$122.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$93.4	$93.4	$7.2	$(15.6)	$(85.0)	$93.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$2.0	$1.8	$77.8	$—	$81.6
Receivables, Net	—	233.2	8.6	166.5	—	408.3
Inventories, Net	—	408.5	4.8	108.5	—	521.8
Deferred Income Tax Assets	—	176.9	—	0.3	—	177.2
Intercompany	54.5	337.5	—	—	(392.0)	—
Other Current Assets	—	22.0	1.3	8.7	—	32.0
Total Current Assets	54.5	1,180.1	16.5	361.8	(392.0)	1,220.9
Property, Plant and Equipment, Net	—	1,349.3	10.3	187.3	(0.1)	1,546.8
Investment in Consolidated Subsidiaries	957.8	—	18.7	—	(976.5)	—
Goodwill	—	1,043.1	—	75.0	—	1,118.1
Other Assets	—	372.9	15.4	57.2	—	445.5
Total Assets	$1,012.3	$3,945.4	$60.9	$681.3	$(1,368.6)	$4,331.3

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$26.3	$—	$5.9	$—	$32.2
Accounts Payable	—	316.3	2.7	105.9	—	424.9
Interest Payable	—	9.4	—	—	—	9.4
Intercompany	—	—	7.1	597.4	(604.5)	—
Other Accrued Liabilities	—	165.7	2.7	41.8	—	210.2
Total Current Liabilities	—	517.7	12.5	751.0	(604.5)	676.7
Long-Term Debt	—	1,822.2	—	119.9	—	1,942.1
Deferred Income Tax Liabilities	—	287.3	0.3	21.7	—	309.3
Other Noncurrent Liabilities	—	360.4	—	30.5	—	390.9

EQUITY
Total Equity	1,012.3	957.8	48.1	(241.8)	(764.1)	1,012.3
Total Liabilities and Equity	$1,012.3	$3,945.4	$60.9	$681.3	$(1,368.6)	$4,331.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1.3	$—	$50.9	$—	$52.2
Receivables, Net	—	218.0	7.0	187.8	—	412.8
Inventories, Net	—	368.0	4.4	184.7	—	557.1
Deferred Income Tax Assets	—	171.9	—	—	(0.6)	171.3
Intercompany	59.1	595.5	—	—	(654.6)	—
Other Current Assets	—	23.2	—	15.6	—	38.8
Total Current Assets	59.1	1,377.9	11.4	439.0	(655.2)	1,232.2
Property, Plant and Equipment, Net	—	1,410.7	14.2	254.1	(0.1)	1,678.9
Investment in Consolidated Subsidiaries	1,014.5	—	24.2	—	(1,038.7)	—
Goodwill	—	1,043.2	47.2	35.0	—	1,125.4
Other Assets	—	395.6	16.9	110.3	—	522.8
Total Assets	$1,073.6	$4,227.4	$113.9	$838.4	$(1,694.0)	$4,559.3

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$62.7	$—	$14.7	$—	$77.4
Accounts Payable	—	303.1	5.6	119.6	—	428.3
Interest Payable	—	15.0	—	0.2	—	15.2
Intercompany	—	—	41.7	645.7	(687.4)	—
Other Accrued Liabilities	—	142.5	0.9	46.9	—	190.3
Total Current Liabilities	—	523.3	48.2	827.1	(687.4)	711.2
Long-Term Debt	—	2,123.7	—	52.5	—	2,176.2
Deferred Income Tax Liabilities	—	321.5	—	8.4	—	329.9
Other Noncurrent Liabilities	—	233.1	—	35.3	—	268.4

Redeemable Noncontrolling Interests	11.3	11.3	—	—	(11.3)	11.3

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,062.3	1,014.5	65.7	(84.9)	(995.3)	1,062.3
Total Liabilities and Equity	$1,073.6	$4,227.4	$113.9	$838.4	$(1,694.0)	$4,559.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$89.0	$89.0	$(7.4)	$(81.6)	$—	$89.0
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization		224.8	2.3	42.9	—	270.0
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	4.6	—	—	—	4.6
Deferred Income Taxes	—	91.5	1.0	(59.4)	—	33.1
Amount of Postretirement Expense Less Than Funding	—	(43.7)	—	(2.6)	—	(46.3)
Loss on the Sale of Assets	—	—	6.7	166.9	—	173.6
Equity in Net Earnings of Subsidiaries	(89.0)	88.4	0.6	—	—	—
Other, Net	—	43.2	—	(0.4)	—	42.8
Changes in Operating Assets and Liabilities	—	(21.9)	5.6	(39.9)	16.0	(40.2)
Net Cash Provided by (Used in) Operating Activities	—	475.9	8.8	25.9	16.0	526.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(142.5)	(5.5)	(53.4)	—	(201.4)
Proceeds from Government Grant	—	26.9	—	—	—	26.9
Acquisition of Businesses	—	—	—	(190.7)	—	(190.7)
Cash Acquired Related to Business Acquisitions	—	—	—	16.9	—	16.9
Proceeds for Sales of Assets, Net of Selling Cost	—	—	70.7	100.1	—	170.8
Other, Net	15.7	(5.7)	0.3	—	(16.0)	(5.7)
Net Cash Provided by (Used in) by Investing Activities	15.7	(121.3)	65.5	(127.1)	(16.0)	(183.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	—	—	—	—	—
Proceeds from Issuance or Modification of Debt	—	250.0	—	—	—	250.0
Retirement of Long-Term Debt	—	(247.7)	—	—	—	(247.7)
Payments on Debt	—	(214.6)	—	—	—	(214.6)
Borrowings under Revolving Credit Facilities	—	1,825.2	0.9	131.8	—	1,957.9
Payments on Revolving Credit Facilities	—	(1,950.0)	(0.1)	(62.1)	—	(2,012.2)
Debt Issuance Costs	—	(16.8)	—	—		(16.8)
Repurchase of Common Stock related to Share-Based Payments	(14.7)	—	—	—	—	(14.7)
Other, Net	(1.0)	—	(70.7)	61.0	—	(10.7)
Net Cash (Used in) Provided by Financing Activities	(15.7)	(353.9)	(69.9)	130.7	—	(308.8)

Effect of Exchange Rate Changes on Cash	—	—	(2.6)	(2.6)	—	(5.2)

Net Increase in Cash and Cash Equivalents	—	0.7	1.8	26.9	—	29.4
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2.0	$1.8	$77.8	$—	$81.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$146.7	$146.7	$3.8	$(37.8)	$(112.7)	$146.7
Non-cash Items Included in Net Income:
Depreciation and Amortization		223.7	4.1	49.6	—	277.4
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	—	4.5	—	—	4.5
Amortization of Deferred Debt Issuance Costs	—	—	7.0	—	—	7.0
Deferred Income Taxes	—	65.3	—	(2.6)	—	62.7
Amount of Postretirement Expense Less Than Funding	—	(7.2)	—	(5.2)	—	(12.4)
Impairment Charges/Asset Write-Offs	—	3.5	—	(2.0)	—	1.5
Equity in Net Earnings of Subsidiaries	(146.7)	32.0	2.0	—	112.7	—
Gain on the Sale of Assets	—	—	—	(26.6)	—	(26.6)
Other, Net	—	19.3	—	0.2	—	19.5
Changes in Operating Assets and Liabilities	—	(38.7)	(19.9)	48.4	(12.1)	(22.3)
Net Cash Provided by Operating Activities	—	444.6	1.5	24.0	(12.1)	458.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(181.4)	(1.5)	(26.3)	—	(209.2)
Proceeds from Sale of Assets, Net of Selling Costs	—	0.3	—	73.2	—	73.5
Other, Net	211.2	64.5	—	—	(284.4)	(8.7)
Net Cash Provided by (Used in) Investing Activities	211.2	(116.6)	(1.5)	46.9	(284.4)	(144.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(200.0)	—	—	—	—	(200.0)
Proceeds from Issuance or Modification of Debt	—	425.0	—	—	—	425.0
Payments on Debt	—	(425.0)	—	—	—	(425.0)
Borrowings under Revolving Credit Facilities	—	(60.4)	—	(10.9)	—	(71.3)
Payments on Revolving Credit Facilities	—	1,502.7	—	226.5	—	1,729.2
Payments on Revolving Credit Facilities	—	(1,532.5)	—	(205.5)	—	(1,738.0)
Debt Issuance Costs	—	(29.9)	—	—		(29.9)
Repurchase of Common Stock related to Share-Based Payments	(11.2)	—	—	—	—	(11.2)
Other, Net	—	(212.5)	—	(73.9)	296.5	10.1
Net Cash (Used in) Provided by Financing Activities	(211.2)	(332.6)	—	(63.8)	296.5	(311.1)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.8)	—	(1.8)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(4.6)	—	5.3	—	0.7
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1.3	$—	$50.9	$—	$52.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$120.1	$120.1	$4.3	$(22.0)	$(102.4)	$120.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	224.8	4.2	37.8	—	266.8
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	7.5	—	—	—	7.5
Amortization of Deferred Debt Issuance Costs	—	6.2	—	—	—	6.2
Deferred Income Taxes	—	76.0	—	—	—	76.0
Amount of Postretirement Expense Less Than Funding	—	(12.0)	—	(2.0)	—	(14.0)
Impairment Charges/Asset Write-Offs	—	5.4	—	0.2	—	5.6
Equity in Net Earnings of Subsidiaries	(120.1)	16.5	1.2	—	102.4	—
Other, Net	—	23.3	—	(5.8)	—	17.5
Changes in Operating Assets and Liabilities	—	(12.6)	(8.4)	3.9	—	(17.1)
Net Cash Provided by Operating Activities	—	455.2	1.3	12.1	—	468.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(171.6)	(1.3)	(30.4)	—	(203.3)
Acquisition of Business	—	(118.1)	—	—	—	(118.1)
Cash Acquired Related to Business Acquisition	—	—	—	13.1	—	13.1
Proceeds from Sale of Assets, Net of Selling Costs	—	18.8	—	—	—	18.8
Other, Net	310.7	(4.5)	—	—	(310.7)	(4.5)
Net Cash Used in Investing Activities	310.7	(275.4)	(1.3)	(17.3)	(310.7)	(294.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(300.0)	—	—	—	—	(300.0)
Proceeds from Issuance or Modification of Debt	—	1,300.0	—	—	—	1,300.0
Payments on Debt	—	(1,703.4)	—	—	—	(1,703.4)
Borrowings under Revolving Credit Facilities	—	1,310.9	—	56.3	—	1,367.2
Payments on Revolving Credit Facilities	—	(985.1)	—	(49.6)	—	(1,034.7)
Debt Issuance Costs	—	(27.7)	—	—	—	(27.7)
Repurchase of Common Stock Related to Share-Based Payments	(10.7)	—	—	—	—	(10.7)
Other, Net	—	(297.5)	—	—	310.7	13.2
Net Cash Provided by (Used in) Financing Activities	(310.7)	(402.8)	—	6.7	310.7	(396.1)

Effect of Exchange Rate Changes on Cash	—	—	—	1.2	—	1.2

Net Increase in Cash and Cash Equivalents	—	(223.0)	—	2.7	—	(220.3)
Cash and Cash Equivalents at Beginning of Period	—	228.9	—	42.9	—	271.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5.9	$—	$45.6	$—	$51.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 21. SUBSEQUENT EVENTS

On January 2, 2015, the Company acquired Rose City Printing and Packaging, Inc. through the purchase of all of the issued and outstanding stock of its parent company, Rose City Holding Company. Rose City Printing and Packaging, Inc. services food and beverage end markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA. On February 4, 2015, the Company completed the previously announced acquisition of certain assets of Cascades’ Norampac Division in Canada. Norampac operated three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a solid bleached sulfate (“SBS”) substitute mill located in Jonquiere, Quebec and a coated recycled board (“CRB”) mill located in East Angus, Quebec. The Company paid approximately $116 million for these acquisitions using existing cash and borrowings under its revolving line of credit.
On February 4, 2015, the Company’s board of directors authorized a share repurchase program to permit management to purchase up to $250.0 million of the Company’s issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. In addition, the board of directors declared a regular quarterly dividend, with the first dividend of $0.05 per share of common stock payable on April 5, 2015 to shareholders of record as of March 15, 2015. Both actions will be funded by existing cash and borrowings under the Company’s revolving line of credit. As of the date the board of directors made the dividend declaration and authorized the share repurchase program, the Company was not in default under the Credit Agreement and the Indentures and had a minimum of approximately $322 million under the restricted payment provisions of the borrowings available to pay the dividend and authorize the share repurchase program.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 5, 2015

Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Benson Group, which is included in the 2014 consolidated financial statements of Graphic Packaging Holding Company and constituted 5% of total assets, as of December 31, 2014 and less than 3% of net sales for the year then ended. Our audit of internal control over financial reporting of Graphic Packaging Holding Company also did not include an evaluation of the internal control over financial reporting of Benson Group.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Graphic Packaging Holding Company and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 5, 2015

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include the internal controls of the Benson Group acquired on May 23, 2014 which is included in the Company's results for the year-end December 31, 2014.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2014

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2014.

Exhibit Number	Description
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

4.2
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

4.3
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

4.4
Indenture dated as of November 6, 2014 by and among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2014 and incorporated herein by reference.

4.5
First Supplemental Indenture dated as of November 6, 2014 by and among Graphic Packaging International, Inc. the guarantors named therein and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2014 and incorporated herein by reference.

10.1*
Employment Agreement, dated as of November 5, 2009, by and among Graphic Packaging International, Inc., the Registrant and Daniel J. Blount. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.2*
Amendment effective October 1, 2014 to the Amended and Restated Employment Agreement among Daniel J. Blount, Graphic Packaging International, Inc. and the Registrant dated November 5, 2009. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2014 and incorporated herein by reference.

10.3*
Employment Agreement, dated as of November 9, 2009, by and among Graphic Packaging International, Inc., the Registrant and Michael R. Schmal. Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.4*
Employment Agreement, dated as of July 22, 2013 by and among Graphic Packaging International, Inc., the Registrant and Carla J. Chaney. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2013 and incorporated herein by reference.

10.5*
Employment Agreement, dated as of October 26, 2009, by and among Graphic Packaging International, Inc., the Registrant and Alan Nichols. Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 22, 2010 and incorporated herein by reference.

10.6*
Amended and Restated Employment Agreement dated as of November 21, 2013 by and among Graphic Packaging International, Inc., the Registrant and David W. Scheible. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 25, 2013 and incorporated herein by reference.

10.7*
Amended and Restated Employment Agreement dated as of November 21, 2013 by and among Graphic Packaging International, Inc., the Registrant and Michael P. Doss. Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 25, 2013 and incorporated herein by reference.

10.8*
Graphic Packaging Excess Benefit Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.9*
Graphic Packaging Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.10
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

10.11*
Amended and Restated 2004 Stock and Incentive Compensation Plan effective May 19, 2011. Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 08, 2011 and incorporated herein by reference.

10.12*
Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan effective as of May 21, 2014. Filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 10, 2014 and incorporated herein by reference.

10.13*	Graphic Packaging International, Inc. Management Incentive Plan filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on February 23, 2012 and incorporated herein by reference.
10.14
Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2007 and incorporate herein by reference.

10.15*
Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.16*
Riverwood International Change in Control Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2008. Filed as Exhibit 10.37 to Graphic Packaging Holding Company’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.17
Amended and Restated Form of Indemnification Agreement for Directors. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2010 and incorporated herein by reference.

10.18*
Riverwood International Employees Retirement Plan, as amended and restated through December 31, 2009. Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.19*
First Amendment to the Riverwood International Employees Retirement Plan effective as of July 1, 2010. Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.20*
Second Amendment to the Riverwood International Employees Retirement Plan effective as of November 5, 2010. Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.21*
Graphic Packaging Retirement Plan, as amended and restated through December 31, 2009. Filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.22*
First Amendment to the Graphic Packaging Retirement Plan effective as of July 1, 2010. Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.23*
Second Amendment to the Graphic Packaging Retirement Plan effective as of November 5, 2010. Filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.

10.24*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2012 and incorporated herein by reference.

10.25*
First Amendment to the Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2012 and incorporated herein by reference.

10.26*
Employment Agreement dated as of April 1, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Stephen Scherger. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2012 and incorporated herein by reference.

10.27
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

10.28
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

10.29
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

10.30
Second Amended and Restated Credit Agreement effective October 2, 2014 among Graphic Packaging International, Inc. and certain of its subsidiaries, as Borrowers; Bank of American, N.A. as Administrative Agent, L/C Issuer, Swing Line Lender, Swing Line Euro Tranche Lender and Alternative Currency Funding Fronting Lender; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" New York Branch, Suntrust Bank, JPMorgan Bank, N.A. adn Citibank, N.A., as Co-Syndication Agents; Compass Bank, as Documentation Agent; and several lenders from time to time parties thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2014 and incorporated herein by reference.

10.31	First Amendment to Master Services Agreement dated as of September 22, 2008 by and between Graphic Packaging International, Inc. and Perot Systems Corporation.
10.32	Second Amendment to Master Services Agreement effective as of August 1, 2012 by and between Graphic Packaging International, Inc. and Dell Marketing L.P. (as assignee of Perot Systems Corporation).
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney Incorporated by reference to the signature page of this Annual Report on Form 10-K.

31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 5, 2015

/s/ STEPHEN R. SCHERGER Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2015

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2015

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Stephen R. Scherger and Lauren S. Tashma, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signatures	Title	Date

/s/ G. ANDREA BOTTA G. Andrea Botta	Director	February 5, 2015

/s/ DAVID D. CAMPBELL David D. Campbell	Director	February 5, 2015

/s/ PAUL D. CARRICO Paul D. Carrico	Director	February 5, 2015

/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	February 5, 2015

/s/ ROBERT A. HAGEMANN Robert A. Hagemann	Director	February 5, 2015

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	February 5, 2015

/s/ PHILIP R. MARTENS Philip R. Martens	Director	February 5, 2015

/s/ DAVID W. SCHEIBLE David W. Scheible	Chairman, President and Chief Executive Officer	February 5, 2015

/s/ LYNN A. WENTWORTH Lynn A. Wentworth	Director	February 5, 2015