Form 10-Q
period 2015-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2015-07-23
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 21, 2015, there were 328,706,137 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding the deductibility for tax purposes of goodwill attributable to acquisitions, the availability of net operating losses to offset U.S. federal income taxes, capital investment, costs to comply with certain environmental regulations, available cash and liquidity, depreciation and amortization, interest expense, pension expense and pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2014 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2015	2014	2015	2014
Net Sales	$1,057.1	$1,116.7	$2,065.3	$2,189.4
Cost of Sales	859.1	903.6	1,677.7	1,789.3
Selling, General and Administrative	88.7	94.5	174.1	195.4
Other (Income) Expense, Net	(4.8)	0.4	(8.1)	(1.0)
Restructuring and Other Special Charges	3.9	171.1	6.1	178.9
Income (Loss) from Operations	110.2	(52.9)	215.5	26.8
Interest Expense, Net	(17.8)	(21.2)	(34.7)	(41.6)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entity	92.4	(74.1)	180.8	(14.8)
Income Tax (Expense) Benefit	(35.1)	33.2	(68.7)	8.4
Income (Loss) before Equity Income of Unconsolidated Entity	57.3	(40.9)	112.1	(6.4)
Equity Income of Unconsolidated Entities	0.3	0.6	0.6	0.9
Net Income (Loss)	57.6	(40.3)	112.7	(5.5)
Net Loss Attributable to Noncontrolling Interests	—	0.3	—	0.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$57.6	$(40.0)	$112.7	$(4.8)

Net Income (Loss) Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.17	$(0.12)	$0.34	$(0.01)
Net Income (Loss) Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.17	$(0.12)	$0.34	$(0.01)
Cash Dividends Declared	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2015	2014	2015	2014
Net Income (Loss)	$57.6	$(40.3)	$112.7	$(5.5)
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	1.9	(1.2)	2.4	(1.2)
Currency Translation Adjustment	10.4	4.3	(9.7)	8.7
Pension Benefit Plans	19.1	(0.5)	22.6	1.6
Postretirement Benefit Plans	(0.3)	(0.2)	(0.6)	(2.6)
Total Other Comprehensive Income, Net of Tax	31.1	2.4	14.7	6.5
Total Comprehensive Income (Loss)	88.7	(37.9)	127.4	1.0
Comprehensive Loss Attributable to Noncontrolling Interests	—	0.1	—	0.4
Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$88.7	$(37.8)	$127.4	$1.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and Cash Equivalents	$46.8	$81.6
Receivables, Net	484.7	408.3
Inventories, Net	569.3	521.8
Deferred Income Tax Assets	179.3	177.2
Other Current Assets	39.7	32.0
Total Current Assets	1,319.8	1,220.9
Property, Plant and Equipment, Net	1,560.9	1,546.8
Goodwill	1,162.9	1,118.1
Intangible Assets, Net	396.3	385.6
Other Assets	72.5	59.9
Total Assets	$4,512.4	$4,331.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$34.7	$32.2
Accounts Payable	410.7	424.9
Compensation and Employee Benefits	104.7	118.6
Interest Payable	8.6	9.4
Other Accrued Liabilities	112.8	91.6
Total Current Liabilities	671.5	676.7
Long-Term Debt	2,009.7	1,942.1
Deferred Income Tax Liabilities	400.4	309.3
Accrued Pension and Postretirement Benefits	266.7	312.8
Other Noncurrent Liabilities	74.9	78.1

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 328,692,879 and 327,044,500 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3.3	3.3
Capital in Excess of Par Value	1,783.9	1,796.5
Accumulated Deficit	(378.1)	(452.9)
Accumulated Other Comprehensive Loss	(319.9)	(334.6)
Total Shareholders' Equity	1,089.2	1,012.3
Total Liabilities and Shareholders' Equity	$4,512.4	$4,331.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$112.7	$(5.5)
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	139.3	136.4
Deferred Income Taxes	61.7	(13.6)
Amount of Postretirement Expense Less Than Funding	(13.6)	(9.2)
Loss on the Sale of Assets	0.7	170.4
Other, Net	15.3	29.3
Changes in Operating Assets and Liabilities	(138.8)	(154.2)
Net Cash Provided by Operating Activities	177.3	153.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(127.0)	(108.9)
Proceeds from Government Grant	—	26.9
Acquisition of Businesses, Net of Cash Acquired	(113.6)	(173.8)
Proceeds Received from the Sale of Assets, Net of Selling Costs	—	167.4
Other, Net	4.7	(1.6)
Net Cash Used in Investing Activities	(235.9)	(90.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(8.0)	—
Payments on Debt	(12.5)	(30.8)
Borrowings under Revolving Credit Facilities	596.4	794.2
Payments on Revolving Credit Facilities	(511.3)	(699.1)
Repurchase of Common Stock related to Share-Based Payments	(21.1)	(15.8)
Dividends Paid	(16.4)	—
Other, Net	(0.4)	(8.4)
Net Cash Provided by Financing Activities	26.7	40.1
Effect of Exchange Rate Changes on Cash	(2.9)	1.1
Net (Decrease) Increase in Cash and Cash Equivalents	(34.8)	104.8
Cash and Cash Equivalents at Beginning of Period	81.6	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46.8	$157.0

Supplemental non-cash investing activities:

Total Consideration Received from the Sale of Assets, Net of Selling Costs	$—	$180.7
Cash Proceeds Received from the Sale of Assets, Net of Selling Costs	—	167.4
Non-cash Consideration Received from the Sale of Assets, Net of Selling Costs	$—	$13.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business and Basis of Presentation

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company operates on a global basis and is one of the largest producers of folding cartons in the United States ("U.S.") and holds leading market positions in coated unbleached kraft paperboard and coated-recycled paperboard.

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

GPHC and Graphic Packaging Corporation (“GPC”) conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock and GPC’s ownership of all of the outstanding common stock of Graphic Packaging International, Inc. (“GPII”).

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

Accounts Receivable and Allowances

The Company has entered into an agreement for the purchasing and servicing of receivables (the "AR Sales Agreement"), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first six months of 2015, the Company sold and derecognized approximately $488 million of receivables, collected $342 million on behalf of the financial institution, and was funded $121 million by the financial institution, resulting in a $57 million receivable from the financial institution as of June 30, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Income (Expense), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2015 and 2014, the Company sold receivables of approximately $98 million and $155 million from these factoring arrangements, respectively.

Amounts transferred subject to continuing involvement, which consist principally of collection services, at June 30, 2015 and December 31, 2014, were approximately $255 million and $127 million, respectively.

Capital Allocation Plan

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The Company repurchased 279,328 and 285,698 shares at an average price of $14.30 and $13.98 during the quarters ending March 31, 2015 and June 30, 2015, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, on February 4, 2015 and May 20, 2015, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock payable on April 5, 2015 to shareholders of record as of March 15, 2015, and payable on July 5, 2015 to shareholders of record as of June 15, 2015, respectively.

Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2015	2014	2015	2014
Loss on Sale of Assets	$—	$164.5	$—	$170.4
Charges Associated with Business Combinations	3.4	4.3	4.4	5.9
Other Special Charges	0.5	2.3	1.7	2.6
Total	$3.9	$171.1	$6.1	$178.9

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

On May 23, 2014, the Company completed its acquisition of U.K.- based Benson Group ("Benson"). Charges associated with the acquisition are reflected in Charges Associated with Business Combinations in the above table.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adoption on the Company's financial position, results of operations and cash flows.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2015	December 31, 2014
Finished Goods	$256.7	$254.9
Work in Progress	58.4	52.9
Raw Materials	178.5	144.3
Supplies	75.7	69.7
Total	$569.3	$521.8

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

The Company paid approximately $115 million for the North America Acquisitions using existing cash and borrowings under its revolving line of credit. The acquisition accounting for the North American Acquisitions has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase dates and is subject to adjustments in subsequent periods once the third party valuations are completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisitions were made to continue to grow the North American food and beverage business, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

The Company expects that a portion of any goodwill attributable to the Cascades acquisition may be deductible for tax purposes. The preliminary acquisition accounting allocation is as follows:

In millions	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$117.6	$(3.0)	$114.6

Cash and Cash Equivalents	$1.0	$—	$1.0
Receivables, Net	24.6	—	24.6
Inventories, Net	35.5	(7.1)	28.4
Other Current Assets	1.3	—	1.3
Property, Plant and Equipment, Net	50.2	(26.4)	23.8
Pension Asset	2.5	0.9	3.4
Other Assets	7.7	28.1	35.8
Total Assets Acquired	122.8	(4.5)	118.3
Current Liabilities	25.3	—	25.3
Pension and Postretirement Benefits	5.7	(0.4)	5.3
Deferred Tax Liabilities	5.1	10.5	15.6
Other Noncurrent Liabilities	2.1	—	2.1
Total Liabilities Assumed	38.2	10.1	48.3
Net Assets Acquired	84.6	(14.6)	70.0
Goodwill	33.0	11.6	44.6
Total Estimated Fair Value of Net Assets Acquired	$117.6	$(3.0)	$114.6

On May 23, 2014, the Company acquired the Benson Group, a leading food, retail and health care packaging company in the United Kingdom. Under the terms of the transaction, the Company paid $190.7 million ($173.8 million net of cash acquired) in an all cash transaction funded with existing cash and borrowings under the Company's revolving line of credit. Benson operated four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and healthcare products industries.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2014 Form 10-K.

Long-Term Debt is composed of the following:

In millions	June 30, 2015	December 31, 2014
Senior Notes with interest payable semi-annually at 4.875%, payable in 2022	$250.0	$250.0
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.7% at June 30, 2015) payable through 2019	987.5	1,000.0
Senior Secured Revolving Facilities with interest payable at floating rates (1.7% at June 30, 2015) payable in 2019	369.3	288.4
Capital Lease Obligations	2.8	3.1
Other	9.8	7.8
Total Debt	2,044.4	1,974.3
Less: Short-Term Debt and Current Portion of Long-Term Debt	34.7	32.2
Total Long-Term Debt	$2,009.7	$1,942.1

At June 30, 2015, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$275.0	$948.2
Senior Secured International Revolving Credit Facility	174.4	94.3	80.1
Other International Facilities	30.2	9.8	20.4
Total	$1,454.6	$379.1	$1,048.7

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $26.8 million as of June 30, 2015. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2016 unless extended.

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

As of June 30, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs and stock awards granted in the first six months of 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,673,728	$13.28
Stock Awards - Board of Directors	54,120	14.78

During the six months ended June 30, 2015 and 2014, $11.5 million and $8.8 million, respectively, were charged to compensation expense for stock incentive plans.

During the six months ended June 30, 2015 and 2014, approximately 2.2 million and 2.3 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2012 and 2011, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2015	2014	2015	2014	2015	2014	2015	2014
Components of Net Periodic Cost:
Service Cost	$3.9	$3.6	$7.7	$7.3	$0.3	$0.3	$0.5	$0.6
Interest Cost	13.6	14.5	27.0	29.0	0.5	0.5	0.9	1.1
Administrative Expenses	0.2	0.1	0.4	0.3	—	—	—	—
Expected Return on Plan Assets	(18.7)	(20.0)	(37.2)	(40.0)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.2	0.3	0.3	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	5.6	3.0	11.1	6.0	(0.3)	(0.2)	(0.7)	(0.5)
Net Periodic Cost	$4.7	$1.4	$9.3	$2.9	$0.5	$0.6	$0.6	$1.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employer Contributions

The Company made contributions of $22.6 million and $11.9 million to its pension plans during the first six months of 2015 and 2014, respectively. The Company expects to make contributions of $40 million to $60 million for the full year 2015. During 2014, the Company made $52.2 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.9 million and $1.3 million during the first six months of 2015 and 2014, respectively. The Company estimates its postretirement health care benefit payments for the full year 2015 to be approximately $3 million. During 2014, the Company made postretirement health care benefit payments of $2.2 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At June 30, 2015, the Company had interest rate swap agreements outstanding with a notional amount of $770 million, including $210 million in forward starting interest rate swaps. At December 31, 2014, the Company had interest rate swap agreements outstanding with a notional amount of $560 million. The swap agreements, under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates, expire in April 2016. The $210 million forward starting swap agreements, which the Company will pay fixed rates of 0.88% to 1.40% and receive one month LIBOR rates, expire between February 2017 and October 2018.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first six months of 2015 and 2014, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

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

During the first six months of 2015 and 2014, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other (Income) Expense, Net when the anticipated transaction affects income.

At June 30, 2015, multiple forward exchange contracts existed that expire on various dates through 2015. Those purchased forward exchange contracts outstanding at June 30, 2015 and December 31, 2014, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2015 and December 31, 2014 had notional amounts totaling $35.7 million and $65.2 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No amounts were reclassified to earnings during the first six months of 2015 or during 2014 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2015 and December 31, 2014, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2015 and December 31, 2014, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2015 and December 31, 2014, had net notional amounts totaling $59.4 million and $34.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

As of June 30, 2015, the Company had a gross derivative liability of $13.4 million and a gross derivative asset of $2.2 million, primarily related to interest rate, foreign currency and commodity contracts. As of June 30, 2015, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at June 30, 2015 and December 31, 2014 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Total Debt. The fair value of the Company’s Total Debt (excluding capital leases) was $2,052.9 million and $1,975.6 million as compared to the carrying amounts of $2,041.6 million and $1,971.2 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2014	$(12.5)
Reclassification to Earnings	5.3
Current Period Change in Fair Value	(2.8)
Balance at June 30, 2015	$(10.0)

At June 30, 2015, the Company expects to reclassify approximately $7.1 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INCOME TAXES

During the six months ended June 30, 2015, the Company recognized Income Tax Expense of $68.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $180.8 million. The effective tax rate for the six months ended June 30, 2015 was different than the statutory rate, primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. During the six months ended June 30, 2014, the Company recognized Income Tax Benefit of $8.4 million on Loss before Income Taxes and Equity Income of Unconsolidated Entities of $14.8 million, respectively. The effective tax rate for the six months ended June 30, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the write-off of nondeductible goodwill in connection with the sale of the label and multi-wall bag businesses and other discrete items. The Company has approximately $551 million of Net Operating Losses for U.S. federal income tax purposes, which are currently being used and may be used to offset future taxable income.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2015	2014	2015	2014
NET SALES:
Paperboard Packaging	$1,057.1	$1,009.0	$2,065.3	$1,973.7
Flexible Packaging	—	107.7	—	215.7
Total	$1,057.1	$1,116.7	$2,065.3	$2,189.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$110.2	$119.3	$215.5	$206.3
Flexible Packaging (a)	—	(172.2)	—	(179.5)
Total	$110.2	$(52.9)	$215.5	$26.8

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$71.2	$63.6	$139.3	$125.4
Flexible Packaging	—	5.8	—	11.0
Total	$71.2	$69.4	$139.3	$136.4

(a) Includes Loss on Sale of Assets of multi-wall bag business and labels business of $164.5 million for the three and six month periods ended June 30, 2014.

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2014 Form 10-K.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2015	2014	2015	2014
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$57.6	$(40.0)	$112.7	$(4.8)
Weighted Average Shares:
Basic	330.2	328.7	329.9	328.2
Dilutive Effect of RSUs and Stock Awards	0.7	—	1.0	—
Diluted	330.9	328.7	330.9	328.2
Income (Loss) Per Share — Basic	$0.17	$(0.12)	$0.34	$(0.01)
Income (Loss) Per Share — Diluted	$0.17	$(0.12)	$0.34	$(0.01)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the six months ended June 30, 2015:

In millions	Total Shareholders' Equity
Balance at December 31, 2014	$1,012.3
Net Income	112.7
Other Comprehensive Income, Net of Tax	14.7
Dividends declared	(32.9)
Repurchase of Common Stock	(8.0)
Compensation Expense Under Share-Based Plans	11.5
Issuance of Common Stock in payout of RSUs, Net of Stock Withheld for Taxes	(21.1)
Balance at June 30, 2015	$1,089.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the six months ended June 30, 2015 (a):

In millions	Derivative Instruments	Currency Translation Adjustment	Pension Benefit Plans	Postretirement Benefit Plans	Total
Balance at December 31, 2014	$(17.7)	$(50.6)	$(278.0)	$11.7	$(334.6)
Other Comprehensive Income (Loss) before Reclassifications	(0.8)	(9.7)	15.7	—	5.2
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income (b)	3.2	—	6.9	(0.6)	9.5
Net Current-period Other Comprehensive Income (Loss)	2.4	(9.7)	22.6	(0.6)	14.7
Balance at June 30, 2015	$(15.3)	$(60.3)	$(255.4)	$11.1	$(319.9)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2015:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$6.3		Cost of Sales
Foreign Currency Contracts	(2.7)		Other Income, Net
Interest Rate Swap Agreements	1.7		Interest Expense, Net
	5.3		Total before Tax
	(2.1)		Tax Benefit
	$3.2		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.3	(c)
Actuarial Losses	11.1	(c)
	11.4		Total before Tax
	(4.5)		Tax Benefit
	$6.9		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.7)	(c)
	(0.8)		Total before Tax
	0.2		Tax Expense
	$(0.6)		Net of Tax

Total Reclassifications for the Period	$9.5

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 14 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII's debt securities. These consolidating financial statements reflect GPHC and GPC (collectively the "Parent”); GPII, the Subsidiary Issuer; and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries and their domestic holding companies; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and their domestic holding companies and for 2014, the subsidiaries of GFP. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$833.8	$10.5	$280.2	$(67.4)	$1,057.1
Cost of Sales	—	678.6	9.3	238.6	(67.4)	859.1
Selling, General and Administrative	—	66.0	0.6	22.1	—	88.7
Other Income, Net	—	(4.0)	(0.1)	(0.7)	—	(4.8)
Restructuring and Other Special Charges	—	0.5	—	3.4	—	3.9
Income from Operations	—	92.7	0.7	16.8	—	110.2
Interest Expense, Net	—	(16.9)	—	(0.9)	—	(17.8)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	75.8	0.7	15.9	—	92.4
Income Tax Expense	—	(27.9)	(0.3)	(6.9)	—	(35.1)
Income before Equity Income of Unconsolidated Entities	—	47.9	0.4	9.0	—	57.3
Equity Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	57.6	9.7	(0.8)	—	(66.5)	—
Net Income (Loss)	$57.6	$57.6	$(0.4)	$9.3	$(66.5)	$57.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$88.7	$88.7	$(0.8)	$40.2	$(128.1)	$88.7

	Three Months Ended June 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$854.2	$8.0	$320.4	$(65.9)	$1,116.7
Cost of Sales	—	673.2	7.7	288.6	(65.9)	903.6
Selling, General and Administrative	—	81.4	0.5	12.6	—	94.5
Other (Income) Expense, Net	—	(0.1)	(0.1)	0.6	—	0.4
Restructuring and Other Special Charges	—	0.3	—	170.8	—	171.1
Income (Loss) from Operations	—	99.4	(0.1)	(152.2)	—	(52.9)
Interest Expense, Net	—	(19.2)	—	(2.0)	—	(21.2)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	80.2	(0.1)	(154.2)	—	(74.1)
Income Tax (Expense) Benefit	—	(28.8)	(0.1)	62.1	—	33.2
Income (Loss) before Equity Income of Unconsolidated Entities	—	51.4	(0.2)	(92.1)	—	(40.9)
Equity Income (Loss) of Unconsolidated Entities	—	—	0.9	(0.3)	—	0.6
Equity in Net Earnings of Subsidiaries	(40.3)	(91.7)	(0.6)	—	132.6	—
Net Income (Loss)	(40.3)	(40.3)	0.1	(92.4)	132.6	(40.3)
Net Loss Attributable to Noncontrolling Interests	0.3	0.3	—	—	(0.3)	0.3
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$(40.0)	$(40.0)	$0.1	$(92.4)	$132.3	$(40.0)

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$(37.8)	$(37.8)	$0.3	$(86.5)	$124.0	$(37.8)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,644.7	$19.8	$528.3	$(127.5)	$2,065.3
Cost of Sales	—	1,337.2	17.7	450.3	(127.5)	1,677.7
Selling, General and Administrative	—	131.8	3.2	39.1	—	174.1
Other Income, Net	—	(7.4)	(0.2)	(0.5)	—	(8.1)
Restructuring and Other Special Charges	—	1.7	—	4.4	—	6.1
Income from Operations	—	181.4	(0.9)	35.0	—	215.5
Interest Expense, Net	—	(32.9)	—	(1.8)	—	(34.7)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	148.5	(0.9)	33.2	—	180.8
Income Tax Expense	—	(55.6)	0.3	(13.4)	—	(68.7)
Income before Equity Income of Unconsolidated Entities	—	92.9	(0.6)	19.8	—	112.1
Equity Income of Unconsolidated Entities	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	112.7	19.8	1.0	—	(133.5)	—
Net Income (Loss)	$112.7	$112.7	$0.4	$20.4	$(133.5)	$112.7

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$127.4	$127.4	$(3.4)	$19.7	$(143.7)	$127.4

	Six Months Ended June 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,672.3	$16.6	$612.4	$(111.9)	$2,189.4
Cost of Sales	—	1,332.7	15.7	552.8	(111.9)	1,789.3
Selling, General and Administrative	—	155.0	1.1	39.3	—	195.4
Other (Income) Expense, Net	—	(0.8)	(0.2)	—	—	(1.0)
Restructuring and Other Special Charges	—	0.6	5.9	172.4	—	178.9
Income (Loss) from Operations	—	184.8	(5.9)	(152.1)	—	26.8
Interest Expense, Net	—	(37.4)	—	(4.2)	—	(41.6)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	147.4	(5.9)	(156.3)	—	(14.8)
Income Tax (Expense) Benefit	—	(56.8)	1.9	63.3	—	8.4
Income (Loss) before Equity Income of Unconsolidated Entities	—	90.6	(4.0)	(93.0)	—	(6.4)
Equity Income (Loss) of Unconsolidated Entities	—	—	1.5	(0.6)		0.9
Equity in Net Earnings of Subsidiaries	(5.5)	(96.1)	(1.2)	—	102.8	—
Net (Loss) Income	(5.5)	(5.5)	(3.7)	(93.6)	102.8	(5.5)
Net Loss Attributable to Noncontrolling Interests	0.7	0.7	—	—	(0.7)	0.7
Net (Loss) Income Attributable to Graphic Packaging Holding Company	$(4.8)	$(4.8)	$(3.7)	$(93.6)	$102.1	$(4.8)

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$1.4	$1.4	$(3.5)	$(82.5)	$84.6	$1.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$11.3	$1.5	$34.0	$—	$46.8
Receivables, Net	—	237.9	9.6	237.2	—	484.7
Inventories, Net	—	384.6	4.4	180.3	—	569.3
Intercompany	4.0	594.8	—	—	(598.8)	—
Deferred Income Tax Assets	—	176.9	(0.3)	2.7	—	179.3
Other Current Assets	—	21.0	1.4	17.3	—	39.7
Total Current Assets	4.0	1,426.5	16.6	471.5	(598.8)	1,319.8
Property, Plant and Equipment, Net	—	1,330.2	9.0	221.7	—	1,560.9
Investment in Consolidated Subsidiaries	1,085.2	—	17.0	—	(1,102.2)	—
Goodwill	—	1,043.1	9.0	110.8	—	1,162.9
Other Assets		363.9	5.2	99.7	—	468.8
Total Assets	$1,089.2	$4,163.7	$56.8	$903.7	$(1,701.0)	$4,512.4

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$26.1	$—	$8.6	$—	$34.7
Accounts Payable	—	277.8	4.4	128.5	—	410.7
Intercompany	—	—	3.9	789.3	(793.2)	—
Other Accrued Liabilities	—	173.6	3.4	49.1	—	226.1
Total Current Liabilities	—	477.5	11.7	975.5	(793.2)	671.5
Long-Term Debt	—	1,913.2	—	96.5	—	2,009.7
Deferred Income Tax Liabilities	—	377.0	0.3	23.1	—	400.4
Other Noncurrent Liabilities	—	310.8	—	30.8	—	341.6

EQUITY
Total Graphic Packaging Holding Company Shareholders’ Equity	1,089.2	1,085.2	44.8	(222.2)	(907.8)	1,089.2
Total Equity	1,089.2	1,085.2	44.8	(222.2)	(907.8)	1,089.2
Total Liabilities and Equity	$1,089.2	$4,163.7	$56.8	$903.7	$(1,701.0)	$4,512.4

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$112.7	$112.7	$0.4	$20.4	$(133.5)	$112.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization		115.2	1.0	23.1	—	139.3
Deferred Income Taxes	—	52.0	(0.5)	10.2	—	61.7
Amount of Postretirement Expense (Less) Greater Than Funding	—	(8.8)	—	(4.8)	—	(13.6)
Equity in Net Earnings of Subsidiaries	(112.7)	(19.8)	(1.0)	—	133.5	—
Other, Net	—	17.3	—	(1.3)	—	16.0
Changes in Operating Assets and Liabilities	—	(201.8)	—	63.0	—	(138.8)
Net Cash Provided by (Used in) Operating Activities	—	66.8	(0.1)	110.6	—	177.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(104.7)	(0.2)	(22.1)	—	(127.0)
Acquisition of Business, Net of Cash Acquired	—	—	—	(114.6)	—	(114.6)
Cash Acquired in Acquisition	—	—	—	1.0	—	1.0
Other, Net	45.5	1.8	—	2.9	(45.5)	4.7
Net Cash Provided by (Used in) Investing Activities	45.5	(102.9)	(0.2)	(132.8)	(45.5)	(235.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(8.0)	—	—	—	—	(8.0)
Payments on Debt	—	(12.5)	—	—	—	(12.5)
Borrowings under Revolving Credit Facilities	—	591.4	—	5.0	—	596.4
Payments on Revolving Credit Facilities	—	(487.6)	—	(23.7)	—	(511.3)
Dividends Paid	(16.4)	—	—	—	—	(16.4)
Repurchase of Common Stock related to Share-Based Payments	(21.1)	—	—	—	—	(21.1)
Other, Net	—	(45.9)	—	—	45.5	(0.4)
Net Cash (Used in) Provided by Financing Activities	(45.5)	45.4	—	(18.7)	45.5	26.7

Effect of Exchange Rate Changes on Cash	—	—	—	(2.9)	—	(2.9)

Net Increase (Decrease) in Cash and Cash Equivalents	—	9.3	(0.3)	(43.8)	—	(34.8)
Cash and Cash Equivalents at Beginning of Period	—	2.0	1.8	77.8	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$11.3	$1.5	$34.0	$—	$46.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(5.5)	$(5.5)	$(3.7)	$(93.6)	$102.8	$(5.5)
Non-cash Items Included in Net (Loss) Income:
Depreciation and Amortization	—	113.8	0.1	22.5	—	136.4
Deferred Income Taxes	—	(11.0)	—	(2.6)	—	(13.6)
Amount of Postretirement Expense Greater (Less) Than Funding	—	(9.4)	—	0.2	—	(9.2)
Equity in Net Earnings of Subsidiaries	5.5	96.1	1.2	—	(102.8)	—
Gain on the Sale of Assets	—	—	5.9	164.5	—	170.4
Other, Net	—	27.5	1.3	0.5	—	29.3
Changes in Operating Assets and Liabilities	—	(32.5)	(76.7)	(60.8)	15.8	(154.2)
Net Cash Provided By (Used in) Operating Activities	—	179.0	(71.9)	30.7	15.8	153.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(82.0)	—	(26.9)	—	(108.9)
Proceeds from Government Grant	—	26.9	—	—	—	26.9
Acquisition of Businesses, net of cash	—	—	—	(173.8)	—	(173.8)
Proceeds Received from the Sale of Assets	—	—	70.7	96.7	—	167.4
Other, Net	15.8	(1.6)	—	—	(15.8)	(1.6)
Net Cash Provided by (Used in) Investing Activities	15.8	(56.7)	70.7	(104.0)	(15.8)	(90.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(30.8)	—	—	—	(30.8)
Borrowings under Revolving Credit Facilities	—	666.6	1.3	126.3	—	794.2
Payments on Revolving Credit Facilities	—	(662.6)	—	(36.5)	—	(699.1)
Repurchase of Common Stock related to Share-Based Payments	(15.8)	—	—	—	—	(15.8)
Other, Net	—	—	—	(8.4)	—	(8.4)
Net Cash (Used in) Provided by Financing Activities	(15.8)	(26.8)	1.3	81.4	—	40.1

Effect of Exchange Rate Changes on Cash	—	—	—	1.1	—	1.1

Net Increase in Cash and Cash Equivalents	—	95.5	0.1	9.2	—	104.8
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$96.8	$0.1	$60.1	$—	$157.0

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first six months of 2015 by $9.6 million, compared to the first six months of 2014. The higher costs in 2015 are primarily related to labor and benefits ($16.4 million) and wood ($6.1 million), partially offset by lower costs for energy ($6.2 million), primarily due to the price of natural gas, freight ($2.1 million), secondary fiber ($1.6 million), chemicals ($1.4 million), externally purchased board ($1.0 million) and other costs ($0.6 million).

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

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first six months of 2015, the Company achieved approximately $32 million in incremental cost savings as compared to the first six months of 2014, through its continuous improvement programs and manufacturing initiatives.

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

In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may significantly affect consumer spending behavior negatively, which could have a material adverse effect on demand for the Company’s products. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales.

Debt Obligations. The Company had $2,044.4 million of outstanding debt obligations as of June 30, 2015. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2015 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations.

•
Net Sales for the three months ended June 30, 2015, decreased by $59.6 million or 5.3%, to $1,057.1 million from $1,116.7 million for the three months ended June 30, 2014 primarily due to the sale of the multi-wall bag business of $107.7 million and unfavorable exchange rates of $28.5 million. This decrease was partially offset by the North American Acquisitions made earlier in 2015 and the Benson acquisition in May 2014.

•
Income from Operations for the three months ended June 30, 2015 increased to $110.2 million from a Loss from Operations of $52.9 million in the prior year, primarily due to the prior year loss on the sale of the multi-wall bag business of $164.5 million. The quarter was favorably impacted by improved performance as well as the acquisitions, partially offset by lower pricing and the unfavorable exchange rates.

•
On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The Company repurchased 285,698 shares at an average price of $13.98 during the quarter ended June 30, 2015. During 2015, the Company has repurchased $8 million of shares.

•	On May 20, 2015, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock payable on July 5, 2015 to shareholders of record as of June 15, 2015.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales	$1,057.1	$1,116.7	$2,065.3	$2,189.4
Income (Loss) from Operations	$110.2	(52.9)	$215.5	$26.8
Interest Expense, Net	(17.8)	(21.2)	(34.7)	(41.6)
Income (Loss) before Taxes and Equity Income of Unconsolidated Entities	$92.4	$(74.1)	$180.8	$(14.8)
Income Tax (Expense) Benefit	(35.1)	33.2	(68.7)	8.4
Income (Loss) before Equity Income of Unconsolidated Entities	$57.3	$(40.9)	$112.1	$(6.4)
Equity Income of Unconsolidated Entities	0.3	0.6	0.6	0.9
Net Income (Loss)	$57.6	$(40.3)	$112.7	$(5.5)

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

SECOND QUARTER 2015 COMPARED WITH SECOND QUARTER 2014

Net Sales

	Three Months Ended June 30,
In millions	2015	2014	Increase (Decrease)	Percent Change
Paperboard Packaging	$1,057.1	$1,009.0	$48.1	4.8%
Flexible Packaging	—	107.7	(107.7)	NM (a)
Total	$1,057.1	$1,116.7	$(59.6)	(5.3)%

(a) Percentage is not meaningful.

The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Exchange	Total	2015
Paperboard Packaging	$1,009.0	$(6.1)	$82.7	$—	$(28.5)	$48.1	$1,057.1
Flexible Packaging	107.7	—	—	(107.7)	—	(107.7)	—
Total	$1,116.7	$(6.1)	$82.7	$(107.7)	$(28.5)	$(59.6)	$1,057.1

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the three months ended June 30, 2015 increased by $48.1 million or 4.8% to $1,057.1 million from $1,009.0 million for the same period in 2014. The increase was driven by the North American and Benson acquisitions of approximately $92 million. Due to the continuation of soft demand in key end-markets, sales in certain consumer product markets, primarily frozen food and cereal, declined. Global beverage volumes are up slightly due to the craft beer and specialty beverage markets and open market sales, but volumes were down in big beer and soft drink. Net Sales were also negatively impacted by unfavorable exchange rates, primarily in the U.K. and Europe and by lower pricing due to deflationary cost pass throughs. These declines were offset by increased sales of paperboard in the open market and new products.

Flexible Packaging

The Company had no Net Sales from flexible packaging for the three months ended June 30, 2015 due to the sale of the multi-wall bag business on June 30, 2014.

Income (Loss) from Operations

	Three Months Ended June 30,
In millions	2015	2014	Increase (Decrease)	Percent Change
Paperboard Packaging	$110.2	$119.3	$(9.1)	(7.6)%
Flexible Packaging	—	(172.2)	172.2	N.M. (a)
Total	$110.2	$(52.9)	$163.1	N.M. (a)

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Inflation	Exchange	Other (b)	Total	2015
Paperboard Packaging	$119.3	$(6.1)	$0.5	$—	$(4.8)	$(5.9)	$7.2	$(9.1)	$110.2
Flexible Packaging	(172.2)	—	—	172.2	—	—	—	172.2	—
Total	$(52.9)	$(6.1)	$0.5	$172.2	$(4.8)	$(5.9)	$7.2	$163.1	$110.2

(b) Includes the Company's cost reduction initiatives, sales of assets and expenses related to acquisitions and integration activities and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the three months ended June 30, 2015, decreased by $9.1 million or 7.6% to $110.2 million from $119.3 million for the same period in 2014 due to the lower pricing, unfavorable exchange rates and inflation. These decreases were partially offset by the result of cost savings through continuous improvement programs as well as general and administrative cost savings following the divestitures in 2014 and the acquisitions. The higher costs in 2015 are primarily related to labor and benefits ($8.6 million) and wood ($4.1 million), partially offset by lower costs for energy ($2.9 million), primarily due to the price of natural gas, freight ($1.6 million), chemicals ($0.6 million), externally purchased board ($2.6 million) and other costs ($0.2 million).

Flexible Packaging

The Company had no Income from Operations from flexible packaging for the three months ended June 30, 2015 due to the sale of the multi-wall bag business on June 30, 2014.

Interest Expense, Net

Interest Expense, Net was $17.8 million and $21.2 million for the three months ended June 30, 2015 and 2014, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt and lower average debt balances. As of June 30, 2015, approximately 39.1% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months months ended June 30, 2015, the Company recognized Income Tax Expense of $35.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $92.4 million. The effective tax rate for the three months ended June 30, 2015 was different than the statutory rate, primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. During the three months ended June 30, 2014, the Company recognized Income Tax Benefit of $33.2 million on Loss before Income Taxes and Equity Income of Unconsolidated Entities of $74.1 million. The effective tax rate for the three months ended June 30, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the write-off of nondeductible goodwill in connection with the sale of the label and multi-wall bag businesses and other discrete items. The Company has approximately $511 million of Net Operating Losses ("NOLs") for U.S. federal income tax purposes as of June 30, 2015, which are currently being used and may be used to offset future taxable income.

FIRST SIX MONTHS 2015 COMPARED WITH FIRST SIX MONTHS 2014

Net Sales

	Six Months Ended June 30,
In millions	2015	2014	Increase (Decrease)	Percent Change
Paperboard Packaging	$2,065.3	$1,973.7	$91.6	4.6%
Flexible Packaging	—	215.7	(215.7)	NM (a)
Total	$2,065.3	$2,189.4	$(124.1)	(5.7)%

(a) Percentage is not meaningful.

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Exchange	Total	2015
Paperboard Packaging	$1,973.7	$(3.9)	$158.9	$(5.9)	$(57.5)	$91.6	$2,065.3
Flexible Packaging	215.7	—	—	(215.7)	—	(215.7)	—
Total	$2,189.4	$(3.9)	$158.9	$(221.6)	$(57.5)	$(124.1)	$2,065.3

Paperboard Packaging

The Company’s Net Sales from paperboard packaging for the six months ended June 30, 2015 increased by $91.6 million or 4.6% to $2,065.3 million from $1,973.7 million for the same period in 2014. The increase was driven by the North American and Benson acquisitions of approximately $175 million. Due to the continuation of soft demand in key end-markets, sales in certain consumer product markets, primarily frozen food and cereal, declined while global beverage volumes were even with the prior year with increases in the craft beer, specialty beverage and open markets being offset by decreases in the big beer and soft drink markets. Net Sales were also negatively impacted by unfavorable exchange rates, primarily in the U.K. and Europe, lower pricing due to deflationary cost pass throughs as well as the divestiture of the label business in 2014. These declines were offset by increased sales of paperboard in the open market and new products.

Flexible Packaging

The Company had no Net Sales from flexible packaging for the first six months ended June 30, 2015 due to the sale of the multi-wall bag business on June 30, 2014.

Income (Loss) from Operations

	Six Months Ended June 30,
In millions	2015	2014	Increase	Percent Change
Paperboard Packaging	$215.5	$206.3	$9.2	4.5%
Flexible Packaging	—	(179.5)	179.5	N.M. (a)
Total	$215.5	$26.8	$188.7	N.M. (a)

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Inflation	Exchange	Other (b)	Total	2015
Paperboard Packaging	$206.3	$(3.9)	$3.4	$(0.6)	$(9.6)	$(13.2)	$33.1	$9.2	$215.5
Flexible Packaging	(179.5)	—	—	179.5	—	—	—	179.5	—
Total	$26.8	$(3.9)	$3.4	$178.9	$(9.6)	$(13.2)	$33.1	$188.7	$215.5

(b) Includes the Company's cost reduction initiatives, sale of assets and expenses related to acquisitions and integration activities and shutdown costs.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging for the six months ended June 30, 2015, increased by $9.2 million or 4.5% to $215.5 million from $206.3 million for the same period in 2014. This increase was the result of cost savings through continuous improvement programs as well as general and administrative costs savings following the divestitures in 2014, the acquisitions, and the impact of the severe weather and related power outages in 2014. These increases were offset by the unfavorable exchange rates, inflation and the lower pricing. The inflation was primarily related to labor and benefits ($16.4 million) and wood ($6.1 million), partially offset by lower costs for energy ($6.2 million), primarily due to the price of natural gas, freight ($2.1 million) secondary fiber ($1.6 million), chemicals ($1.4 million), externally purchased board ($1.0 million) and other costs ($0.6 million).
Flexible Packaging

The Company had no Income from Operations from flexible packaging for the first six months ended June 30, 2015 due to the sale of the multi-wall bag business.

Interest Expense, Net

Interest Expense, Net was $34.7 million and $41.6 million for the first six months ended June 30 2015 and 2014, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt and lower average debt balances. As of June 30, 2015, approximately 39.1% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the six months months ended June 30, 2015, the Company recognized Income Tax Expense of $68.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $180.8 million. The effective tax rate for the six months ended June 30, 2015 was different than the statutory rate, primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. During the first six months ended June 30, 2014, the Company recognized Income Tax Benefit of $8.4 million on Loss before Income Taxes and Equity Income of Unconsolidated Entities of $14.8 million. The effective tax rate for the six months ended June 30, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the write-off of nondeductible goodwill in connection with the sale of the label and multi-wall bag businesses and other discrete items.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2015	2014
Net Cash Provided by Operating Activities	$177.3	$153.6
Net Cash Used in Investing Activities	$(235.9)	$(90.0)
Net Cash Provided by Financing Activities	$26.7	$40.1

Net cash provided by operating activities for the first six months of 2015 totaled $177.3 million, compared to net cash provided by operating activities of $153.6 million for the same period in 2014. The increase was due primarily to improved business operations, lower average interest rates and debt balances, partially offset by higher pension contributions of approximately $11 million during the first six months of 2015 compared with the same period of the prior year. Pension contributions for the first six months of 2015 and 2014 were $22.6 million and $11.9 million, respectively.

Net cash used in investing activities for the first six months of 2015 totaled $235.9 million, compared to net cash used in investing activities of $90.0 million for the same period in 2014. The year over year change was primarily due to the North American Acquisitions in the current year and the proceeds received from the sale of the labels business in the prior year.

Net cash provided by financing activities for the first six months of 2015 totaled $26.7 million, compared to net cash provided by financing activities of $40.1 million for the same period in 2014. Current year activities included net borrowings under revolving credit facilities of $85 million primarily for the North American Acquisitions, and payments on debt of $12.5 million. The Company repurchased $8.0 million of its common stock and withheld $21.1 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year, the Company had net payments under revolving credit facilities of $95.1 million and payments on debt of $30.8 million. Additionally, in the prior year the Company withheld $15.8 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into an agreement for the purchasing and servicing of receivables (the "AR Sales Agreement"), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first six months of 2015, the Company sold and derecognized approximately $488 million of receivables, collected $342 million on behalf of the financial institution, and was funded $121 million by the financial institution, resulting in a $57 million receivable from the financial institution as of June 30, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Income (Expense), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2015 and 2014, the Company sold receivables of approximately $98 million and $155 million from these factoring arrangements, respectively.

Amounts transferred subject to continuing involvement, which consist principally of collection services, at June 30, 2015 and December 31, 2014, were approximately $255 million and $127 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2015, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.63 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2015, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 10.93 to 1.00.

As of June 30, 2015, the Company's credit was BB+ by Standard & Poor's and had improved to Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2015 was $127.0 million compared to $108.9 million in the first three months of 2014. The capital investments were primarily due to planned asset upgrades at the U.S.- based mills and continued investments made as part of the European integration.

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

BUSINESS OUTLOOK

Total capital investment for 2015 is expected to be between $230 million and $240 million and is expected to relate principally to the Company’s maintenance and process capability improvements (approximately $205 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $10 million).

The Company also expects the following in 2015:

•	Depreciation and amortization between $275 million and $285 million.

•	Interest expense of $65 million to $75 million, including approximately $4 million to $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash of $350 million to $375 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2014. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2015. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2015, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

June 1, 2015 through June 30, 2015	285,698	$13.98	565,026	17,372,577

Total	285,698	$13.98	565,026	17,372,577

(a) Based on the closing price of $13.93 on June 30, 2015 and the remaining $242 million allowed under the program to be used to repurchase common stock.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 23, 2015
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 23, 2015
Deborah R. Frank