Form 10-Q
period 2015-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2015-11-09
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of November 5, 2015, there were 327,654,649 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes, capital investment, costs to comply with certain environmental regulations, available cash and liquidity, depreciation and amortization, interest expense, pension expense and pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2014 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2015	2014	2015	2014
Net Sales	$1,070.0	$1,050.0	$3,135.3	$3,239.4
Cost of Sales	868.1	847.6	2,545.8	2,636.9
Selling, General and Administrative	83.7	83.6	257.8	279.0
Other Expense (Income), Net	0.2	(0.3)	(7.9)	(1.3)
Restructuring and Other Special Charges	8.0	6.8	14.1	185.7
Income from Operations	110.0	112.3	325.5	139.1
Interest Expense, Net	(16.5)	(20.4)	(51.2)	(62.0)
Income before Income Taxes and Equity Income of Unconsolidated Entity	93.5	91.9	274.3	77.1
Income Tax Expense	(33.6)	(39.3)	(102.3)	(30.9)
Income before Equity Income of Unconsolidated Entity	59.9	52.6	172.0	46.2
Equity Income of Unconsolidated Entities	0.3	0.4	0.9	1.3
Net Income	60.2	53.0	172.9	47.5
Net Loss Attributable to Noncontrolling Interests	—	—	—	0.7
Net Income Attributable to Graphic Packaging Holding Company	$60.2	$53.0	$172.9	$48.2

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.18	$0.16	$0.52	$0.15
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.18	$0.16	$0.52	$0.15
Cash Dividends Declared	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2015	2014	2015	2014
Net Income	60.2	$53.0	$172.9	$47.5
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	(3.8)	0.3	(1.4)	(0.9)
Currency Translation Adjustment	(16.2)	(22.9)	(25.9)	(14.2)
Pension Benefit Plans	2.7	2.4	25.3	4.0
Postretirement Benefit Plans	(0.3)	(0.8)	(0.9)	(3.4)
Total Other Comprehensive Loss, Net of Tax	(17.6)	(21.0)	(2.9)	(14.5)
Total Comprehensive Income	42.6	32.0	170.0	33.0
Comprehensive Loss Attributable to Noncontrolling Interests	—	—	—	0.4
Comprehensive Income Attributable to Graphic Packaging Holding Company	$42.6	$32.0	$170.0	$33.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and Cash Equivalents	$81.5	$81.6
Receivables, Net	483.2	408.3
Inventories, Net	569.3	521.8
Deferred Income Tax Assets	180.3	177.2
Other Current Assets	35.3	32.0
Total Current Assets	1,349.6	1,220.9
Property, Plant and Equipment, Net	1,553.3	1,546.8
Goodwill	1,158.5	1,118.1
Intangible Assets, Net	379.7	385.6
Other Assets	66.7	59.9
Total Assets	$4,507.8	$4,331.3

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$33.8	$32.2
Accounts Payable	411.6	424.9
Compensation and Employee Benefits	117.4	118.6
Interest Payable	16.6	9.4
Other Accrued Liabilities	113.4	91.6
Total Current Liabilities	692.8	676.7
Long-Term Debt	1,960.4	1,942.1
Deferred Income Tax Liabilities	429.5	309.3
Accrued Pension and Postretirement Benefits	246.8	312.8
Other Noncurrent Liabilities	74.0	78.1

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 327,652,728 and 327,044,500 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3.3	3.3
Capital in Excess of Par Value	1,782.3	1,796.5
Accumulated Deficit	(343.8)	(452.9)
Accumulated Other Comprehensive Loss	(337.5)	(334.6)
Total Shareholders' Equity	1,104.3	1,012.3
Total Liabilities and Shareholders' Equity	$4,507.8	$4,331.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$172.9	$47.5
Non-cash Items Included in Net Income:
Depreciation and Amortization	212.8	202.2
Deferred Income Taxes	90.1	28.8
Amount of Postretirement Expense Less Than Funding	(28.8)	(13.9)
Loss on the Sale of Assets	2.6	170.4
Other, Net	18.5	29.3
Changes in Operating Assets and Liabilities	(117.1)	(133.1)
Net Cash Provided by Operating Activities	351.0	331.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(181.7)	(151.4)
Proceeds from Government Grant	—	26.9
Acquisition of Businesses, Net of Cash Acquired	(113.6)	(173.8)
Proceeds Received from the Sale of Assets, Net of Selling Costs	—	167.4
Other, Net	1.2	(4.4)
Net Cash Used in Investing Activities	(294.1)	(135.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(23.0)	—
Payments on Debt	(18.7)	(46.1)
Borrowings under Revolving Credit Facilities	748.9	949.3
Payments on Revolving Credit Facilities	(704.5)	(1,068.6)
Repurchase of Common Stock related to Share-Based Payments	(21.3)	(14.7)
Dividends Paid	(32.9)	—
Other, Net	(1.1)	(10.2)
Net Cash Used in Financing Activities	(52.6)	(190.3)
Effect of Exchange Rate Changes on Cash	(4.4)	(2.6)
Net (Decrease) Increase in Cash and Cash Equivalents	(0.1)	3.0
Cash and Cash Equivalents at Beginning of Period	81.6	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81.5	$55.2

Supplemental non-cash investing activities:

Total Consideration Received from the Sale of Assets, Net of Selling Costs	$—	$180.7
Cash Proceeds Received from the Sale of Assets, Net of Selling Costs	—	167.4
Non-cash Consideration Received from the Sale of Assets, Net of Selling Costs	$—	$13.3

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

Accounts Receivable and Allowances

The Company has entered into an agreement for the purchasing and servicing of receivables (the "AR Sales Agreement"), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first nine months of 2015, the Company sold and derecognized approximately $799 million of receivables, collected approximately $614 million on behalf of the financial institution, and was funded approximately $178 million by the financial institution, resulting in an approximate $40 million receivable from the financial institution as of September 30, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2015 and 2014, the Company sold receivables of approximately $114 million and $330 million, respectively, related to these factoring arrangements.

Amounts transferred subject to continuing involvement, which consist principally of collection services, at September 30, 2015 and December 31, 2014, were approximately $294 million and $127 million, respectively.

Capital Allocation Plan

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The Company repurchased 279,328, 285,698, and 1,063,401 shares at an average price of $14.30 $13.98 and $14.11 during the quarters ending March 31, 2015, June 30, 2015, and September 30, 2015, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, on February 4, 2015, May 20, 2015, and July 30, 2015, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock payable on April 5, 2015 to shareholders of record as of March 15, 2015, payable on July 5, 2015 to shareholders of record as of June 15, 2015, and payable on October 5, 2015 to shareholders of record as of September 15, 2015, respectively.

Restructuring and Other Special Charges

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2015	2014	2015	2014
Loss on Sale of Assets	$1.7	$0.3	$1.7	$170.7
Charges Associated with Business Combinations	5.7	2.4	10.1	8.3
Other Special Charges	0.6	4.1	2.3	6.7
Total	$8.0	$6.8	$14.1	$185.7

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

Accounting Standards Not Yet Adopted

On September 28, 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU eliminate the requirement to retrospectively account for provisional amounts recognized in a business combination. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of adoption on the Company's disclosures for business combinations and financial position.

On July 23, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment replaces the current method of measuring inventories at lower of cost or market with a lower of cost and net realizable value method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adoption on the Company's financial position, results of operations and cash flows.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of adoption on the Company's financial position.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2015	December 31, 2014
Finished Goods	$254.1	$254.9
Work in Progress	64.8	52.9
Raw Materials	173.8	144.3
Supplies	76.6	69.7
Total	$569.3	$521.8

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

The Company paid approximately $115 million for the North American Acquisitions using existing cash and borrowings under its revolving line of credit. The purchase price for the North American Acquisitions has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase dates, and is subject to adjustments in subsequent periods once the third-party valuations are completed. Management believes that the purchase price attributable to goodwill represents the benefits expected, as the acquisitions were made to continue to grow the North American food and beverage business, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

The preliminary acquisition accounting allocation is as follows:

In millions	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$117.6	$(3.0)	$114.6

Cash and Cash Equivalents	$1.0	$—	$1.0
Receivables, Net	24.6	—	24.6
Inventories, Net	35.5	(7.1)	28.4
Other Current Assets	1.3	—	1.3
Property, Plant and Equipment, Net	50.2	(26.2)	24.0
Pension Asset	2.5	0.9	3.4
Other Assets	7.7	27.9	35.6
Total Assets Acquired	122.8	(4.5)	118.3
Current Liabilities	25.3	—	25.3
Pension and Postretirement Benefits	5.7	(0.4)	5.3
Deferred Tax Liabilities	5.1	10.5	15.6
Other Noncurrent Liabilities	2.1	—	2.1
Total Liabilities Assumed	38.2	10.1	48.3
Net Assets Acquired	84.6	(14.6)	70.0
Goodwill	33.0	11.6	44.6
Total Estimated Fair Value of Net Assets Acquired	$117.6	$(3.0)	$114.6

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

Long-Term Debt is composed of the following:

In millions	September 30, 2015	December 31, 2014
Senior Notes with interest payable semi-annually at 4.875%, payable in 2022	$250.0	$250.0
Senior Notes with interest payable semi-annually at 4.75%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.7% at September 30, 2015) payable through 2019	981.3	1,000.0
Senior Secured Revolving Facilities with interest payable at floating rates (1.7% at September 30, 2015) payable in 2019	326.4	288.4
Capital Lease Obligations	2.2	3.1
Other	9.3	7.8
Total Debt	1,994.2	1,974.3
Less: Short-Term Debt and Current Portion of Long-Term Debt	33.8	32.2
Total Long-Term Debt	$1,960.4	$1,942.1

At September 30, 2015, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$239.0	$986.2
Senior Secured International Revolving Credit Facility	175.2	87.4	87.8
Other International Facilities	25.1	9.1	16.0
Total	$1,450.3	$335.5	$1,090.0

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $24.8 million as of September 30, 2015. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2016 unless extended.

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

As of September 30, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs and stock awards granted in the first nine months of 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,676,569	$13.29
Stock Awards - Board of Directors	54,120	$14.78

During the nine months ended September 30, 2015 and 2014, $15.7 million and $13.0 million, respectively, were charged to compensation expense for stock incentive plans.

During the nine months ended September 30, 2015 and 2014, approximately 2.2 million and 2.3 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2012 and 2011, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2015	2014	2015	2014	2015	2014	2015	2014
Components of Net Periodic Cost:
Service Cost	$3.7	$3.4	$11.4	$10.7	$0.2	$0.3	$0.7	$0.9
Interest Cost	13.3	14.5	40.3	43.5	0.4	0.6	1.3	1.7
Administrative Expenses	0.3	0.2	0.7	0.5	—	—	—	—
Expected Return on Plan Assets	(18.4)	(20.8)	(55.6)	(60.8)	—	—	—	—
Net Curtailment/Settlement Gain	—	(0.8)	—	(0.8)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.2	0.5	0.5	(0.1)	(0.1)	(0.2)	(0.2)
Actuarial Loss (Gain)	5.4	4.0	16.5	10.0	(0.4)	(0.3)	(1.1)	(0.8)
Net Periodic Cost	$4.5	$0.7	$13.8	$3.6	$0.1	$0.5	$0.7	$1.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employer Contributions

The Company made contributions of $42.0 million and $17.5 million to its pension plans during the first nine months of 2015 and 2014, respectively. The Company expects to make contributions of $45 million to $60 million for the full year 2015. During 2014, the Company made $52.2 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.3 million and $1.6 million during the first nine months of 2015 and 2014, respectively. The Company estimates its postretirement health care benefit payments for the full year 2015 to be approximately $3 million. During 2014, the Company made postretirement health care benefit payments of $2.2 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. At September 30, 2015, the Company had interest rate swap agreements outstanding with a notional amount of $560.0 million, in addition to $450.0 million in forward starting interest rate swaps. At December 31, 2014, the Company had interest rate swap agreements outstanding with a notional amount of $560 million. These swap agreements, under which the Company will pay fixed rates of 0.45% to 0.82% and receive one-month LIBOR rates, expire in April 2016. The $450 million forward starting swap agreements, which the Company will pay fixed rates of 0.73% to 1.40% and receive one month LIBOR rates, start in April 2016 and expire either February 2017 or October 2018.

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first nine months of 2015 and 2014, there were minimal amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed and the ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings. The Company has hedged approximately 75%, 65% and 15% of its expected natural gas usage for the remainder of 2015, 2016 and 2017, respectively.

During the first nine months of 2015 and 2014, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other Expense (Income), Net or Net Sales, when appropriate.

At September 30, 2015, multiple forward exchange contracts existed that expire on various dates through the remainder of 2015. Those purchased forward exchange contracts outstanding at September 30, 2015 and December 31, 2014, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2015 and December 31, 2014, had notional amounts totaling $17.2 million and $65.2 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No amounts were reclassified to earnings during the first nine months of 2015 or during 2014 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2015 and December 31, 2014, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2015 and December 31, 2014, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2015 and December 31, 2014, had net notional amounts totaling $61.8 million and $34.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

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

As of September 30, 2015, the Company had a gross derivative liability of $16.2 million and a gross derivative asset of $1.1 million, primarily related to interest rate, foreign currency and commodity contracts. As of September 30, 2015, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at September 30, 2015 and December 31, 2014 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Total Debt. The fair value of the Company’s Total Debt (excluding capital leases) was $1,993.7 million and $1,975.6 million as compared to the carrying amounts of $1,991.9 million and $1,971.2 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2014	$(12.5)
Reclassification to Earnings	7.3
Current Period Change in Fair Value	(9.6)
Balance at September 30, 2015	$(14.8)

At September 30, 2015, the Company expects to reclassify approximately $13.1 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INCOME TAXES

During the nine months ended September 30, 2015, the Company recognized Income Tax Expense of $102.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $274.3 million. The effective tax rate for the nine months ended September 30, 2015 was different than the statutory rate, primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions, including losses in jurisdictions with full valuation allowances. During the nine months ended September 30, 2014, the Company recognized Income Tax Expense of $30.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $77.1 million, respectively. The effective tax rate for the nine months ended September 30, 2014 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the write-off of nondeductible goodwill in connection with the sale of the label and multi-wall bag businesses and other discrete items. The Company has approximately $455 million of Net Operating Losses for U.S. federal income tax purposes, for which the balance is already reduced by amounts that are currently being used and may be used to offset future taxable income.

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

NOTE 10 — SEGMENT INFORMATION

Prior to the sale of the multi-wall business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging. As a result of the sale, the Company reevaluated its reportable segments and effective July 1, 2014 began to report its results in one reportable segment, paperboard packaging which aggregated the Company's five operating segments.
Effective September 30, 2015, the Company’s reportable segments have been revised and are now based on the Company’s disaggregated operating segments as follows:

Paperboard Mills includes the coated unbleached kraft and coated recycled board mills. The majority of the paperboard sales are to the other operating segments at a Company determined transfer price. These inter-company sales are shown as eliminations in the table below.

Americas Beverage Packaging primarily includes beverage products managed in North America, Brazil and Australia.

North America Consumer Packaging includes food, beverage and consumer products.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Europe Packaging includes food, beverage and consumer products.

In addition, the Company includes the Pacific Rim operating segment, along with costs that support all of the reportable segments, as Other.

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2015	2014	2015	2014
NET SALES:
Paperboard Mills	$467.0	$440.1	$1,378.2	$1,290.4
North America Consumer Packaging	579.4	565.6	1,711.3	1,691.4
Americas Beverage Packaging	201.1	203.0	592.3	603.9
Europe Packaging	154.1	170.5	453.1	436.7
Flexible Packaging	—	—	—	215.7
Other	22.2	23.4	60.9	66.2
Eliminations	(353.8)	(352.6)	(1,060.5)	(1,064.9)
Total	$1,070.0	$1,050.0	$3,135.3	$3,239.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$110.1	$109.3	$322.3	$324.1
North America Consumer Packaging	18.0	16.1	53.2	45.4
Americas Beverage Packaging	10.6	13.2	36.9	37.8
Europe Packaging	4.5	0.5	19.5	8.0
Flexible Packaging (a)	—	—	—	(179.5)
Other	(33.2)	(26.8)	(106.4)	(96.7)
Total	$110.0	$112.3	$325.5	$139.1

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$31.8	$28.8	$92.0	$85.6
North America Consumer Packaging	21.4	19.1	63.8	59.9
Americas Beverage Packaging	6.7	5.5	17.1	16.6
Europe Packaging	12.2	10.3	35.0	22.5
Flexible Packaging	—	—	—	11.0
Other	1.4	2.1	4.9	6.6
Total	$73.5	$65.8	$212.8	$202.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended	Twelve Months Ended
In millions	September 30, 2015	December 31, 2014
CAPITAL SPENDING:
Paperboard Mills	$111.0	$106.0
North America Consumer Packaging	18.4	32.3
Americas Beverage Packaging	14.2	14.3
Europe Packaging	33.0	36.3
Flexible Packaging	—	5.8
Other	5.1	6.7
Total	$181.7	$201.4

In millions	September 30, 2015	December 31, 2014
ASSETS:
Paperboard Mills	$3,190.7	$2,743.6
North America Consumer Packaging	1,606.2	1,509.6
Americas Beverage Packaging	542.7	567.0
Europe Packaging	608.8	608.4
Other	303.5	273.4
Elimination	(1,744.1)	(1,370.7)
Total	$4,507.8	$4,331.3

(a) Includes Loss on Sale of Assets of multi-wall bag business and labels business of $164.5 million for the nine month period ended September 30, 2014.

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2014 Form 10-K.

NOTE 11 — EARNINGS PER SHARE

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2015	2014	2015	2014
Net Income Attributable to Graphic Packaging Holding Company	$60.2	$53.0	$172.9	$48.2
Weighted Average Shares:
Basic	329.7	328.9	329.9	328.4
Dilutive Effect of RSUs and Stock Awards	0.7	1.7	0.8	2.0
Diluted	330.4	330.6	330.7	330.4
Income Per Share — Basic	$0.18	$0.16	$0.52	$0.15
Income Per Share — Diluted	$0.18	$0.16	$0.52	$0.15

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the nine months ended September 30, 2015:

In millions	Total Shareholders' Equity
Balance at December 31, 2014	$1,012.3
Net Income	172.9
Other Comprehensive Loss, Net of Tax	(2.9)
Dividends declared	(49.4)
Repurchase of Common Stock	(23.0)
Compensation Expense Under Share-Based Plans	15.7
Issuance of Common Stock in payout of RSUs, Net of Stock Withheld for Taxes	(21.3)
Balance at September 30, 2015	$1,104.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the nine months ended September 30, 2015 (a):

In millions	Derivative Instruments	Currency Translation Adjustment	Pension Benefit Plans	Postretirement Benefit Plans	Total
Balance at December 31, 2014	$(17.7)	$(50.6)	$(278.0)	$11.7	$(334.6)
Other Comprehensive (Loss) Income before Reclassifications	(5.9)	(25.9)	14.6	—	(17.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)(b)	4.5	—	10.7	(0.9)	14.3
Net Current-period Other Comprehensive (Loss) Income	(1.4)	(25.9)	25.3	(0.9)	(2.9)
Balance at September 30, 2015	$(19.1)	$(76.5)	$(252.7)	$10.8	$(337.5)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2015:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$8.9		Cost of Sales
Foreign Currency Contracts	(4.0)		Other Income, Net
Interest Rate Swap Agreements	2.4		Interest Expense, Net
	7.3		Total before Tax
	(2.8)		Tax Benefit
	$4.5		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.5	(c)
Actuarial Losses	16.5	(c)
	17.0		Total before Tax
	(6.3)		Tax Benefit
	$10.7		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.2)	(c)
Actuarial Gains	(1.1)	(c)
	(1.3)		Total before Tax
	0.4		Tax Expense
	$(0.9)		Net of Tax

Total Reclassifications for the Period	$14.3

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$833.3	$10.0	$282.3	$(55.6)	$1,070.0
Cost of Sales	—	672.8	8.3	242.6	(55.6)	868.1
Selling, General and Administrative	—	65.0	0.4	18.3	—	83.7
Other Income, Net	—	(2.4)	(0.2)	2.8	—	0.2
Restructuring and Other Special Charges	—	0.6	—	7.4	—	8.0
Income from Operations	—	97.3	1.5	11.2	—	110.0
Interest Expense, Net	—	(15.7)	—	(0.8)	—	(16.5)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	81.6	1.5	10.4	—	93.5
Income Tax Expense	—	(29.6)	(0.2)	(3.8)	—	(33.6)
Income before Equity Income of Unconsolidated Entities	—	52.0	1.3	6.6	—	59.9
Equity Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	60.2	8.2	(1.3)	—	(67.1)	—
Net Income (Loss)	$60.2	$60.2	$—	$6.9	$(67.1)	$60.2

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$42.6	$42.6	$(4.4)	$(22.2)	$(16.0)	$42.6

	Three Months Ended September 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$897.7	$9.5	$242.5	$(99.7)	$1,050.0
Cost of Sales	—	721.0	9.2	217.1	(99.7)	847.6
Selling, General and Administrative	—	67.7	0.5	15.4	—	83.6
Other Expense (Income), Net	—	1.3	(0.2)	(1.4)	—	(0.3)
Restructuring and Other Special Charges	—	4.0	—	2.8	—	6.8
Income from Operations	—	103.7	—	8.6	—	112.3
Interest Expense, Net	—	(19.1)	—	(1.3)	—	(20.4)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	84.6	—	7.3	—	91.9
Income Tax (Expense) Benefit	—	(36.2)	0.6	(3.7)	—	(39.3)
Income before Equity Income of Unconsolidated Entities	—	48.4	0.6	3.6	—	52.6
Equity (Loss) Income of Unconsolidated Entities	—	—	(1.4)	1.8	—	0.4
Equity in Net Earnings of Subsidiaries	53.0	4.6	1.5	—	(59.1)	—
Net Income (Loss)	$53.0	$53.0	$0.7	$5.4	$(59.1)	$53.0

Comprehensive Income (Loss)	$32.0	$32.0	$(3.6)	$(24.3)	$(4.1)	$32.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,478.0	$29.8	$810.6	$(183.1)	$3,135.3
Cost of Sales	—	2,010.0	26.0	692.9	(183.1)	2,545.8
Selling, General and Administrative	—	196.8	3.6	57.4	—	257.8
Other Income, Net	—	(9.8)	(0.4)	2.3	—	(7.9)
Restructuring and Other Special Charges	—	2.3	—	11.8	—	14.1
Income from Operations	—	278.7	0.6	46.2	—	325.5
Interest Expense, Net	—	(48.6)	—	(2.6)	—	(51.2)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	230.1	0.6	43.6	—	274.3
Income Tax (Expense) Benefit	—	(85.2)	0.1	(17.2)	—	(102.3)
Income before Equity Income of Unconsolidated Entities	—	144.9	0.7	26.4	—	172.0
Equity Income of Unconsolidated Entities	—	—	—	0.9	—	0.9
Equity in Net Earnings of Subsidiaries	172.9	28.0	(0.3)	—	(200.6)	—
Net Income (Loss)	$172.9	$172.9	$0.4	$27.3	$(200.6)	$172.9

Comprehensive Income (Loss)	$170.0	$170.0	$(7.8)	$(2.5)	$(159.7)	$170.0

	Nine Months Ended September 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,570.0	$28.6	$852.4	$(211.6)	$3,239.4
Cost of Sales	—	2,053.7	27.4	767.4	(211.6)	2,636.9
Selling, General and Administrative	—	222.7	1.6	54.7	—	279.0
Other Expense (Income), Net	—	0.5	(0.4)	(1.4)	—	(1.3)
Restructuring and Other Special Charges	—	4.6	5.9	175.2	—	185.7
Income (Loss) from Operations	—	288.5	(5.9)	(143.5)	—	139.1
Interest Expense, Net	—	(56.5)	—	(5.5)	—	(62.0)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	232.0	(5.9)	(149.0)	—	77.1
Income Tax (Expense) Benefit	—	(93.0)	2.5	59.6	—	(30.9)
Income (Loss) before Equity Income of Unconsolidated Entities	—	139.0	(3.4)	(89.4)	—	46.2
Equity Income of Unconsolidated Entities	—	—	—	1.3	—	1.3
Equity in Net Earnings of Subsidiaries	47.5	(91.5)	0.3	—	43.7	—
Net Income (Loss) Income	47.5	47.5	(3.1)	(88.1)	43.7	47.5
Net Loss Attributable to Noncontrolling Interests	0.7	0.7	—	—	(0.7)	0.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$48.2	$48.2	$(3.1)	$(88.1)	$43.0	$48.2

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$33.4	$33.4	$(7.1)	$(106.8)	$80.5	$33.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$46.5	$2.1	$32.9	$—	$81.5
Receivables, Net	—	229.8	9.4	244.0	—	483.2
Inventories, Net	—	401.9	4.1	163.3	—	569.3
Intercompany	—	618.5	—	—	(618.5)	—
Deferred Income Tax Assets	—	177.9	(0.3)	2.7	—	180.3
Other Current Assets	—	26.3	1.1	7.9	—	35.3
Total Current Assets	—	1,500.9	16.4	450.8	(618.5)	1,349.6
Property, Plant and Equipment, Net	—	1,332.2	8.3	212.8	—	1,553.3
Investment in Consolidated Subsidiaries	1,127.8	—	15.2	—	(1,143.0)	—
Goodwill	—	1,043.1	8.3	107.1	—	1,158.5
Other Assets	—	348.7	4.7	93.0	—	446.4
Total Assets	$1,127.8	$4,224.9	$52.9	$863.7	$(1,761.5)	$4,507.8

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.7	$—	$8.1	$—	$33.8
Accounts Payable	—	295.5	3.5	112.6	—	411.6
Intercompany	23.5	—	5.6	808.7	(837.8)	—
Other Accrued Liabilities	—	202.9	3.2	41.3	—	247.4
Total Current Liabilities	23.5	524.1	12.3	970.7	(837.8)	692.8
Long-Term Debt	—	1,870.9	—	89.5	—	1,960.4
Deferred Income Tax Liabilities	—	408.4	0.3	20.8	—	429.5
Other Noncurrent Liabilities	—	293.7	—	27.1	—	320.8

EQUITY
Total Equity	1,104.3	1,127.8	40.3	(244.4)	(923.7)	1,104.3
Total Liabilities and Equity	$1,127.8	$4,224.9	$52.9	$863.7	$(1,761.5)	$4,507.8

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$172.9	$172.9	$0.4	$27.3	$(200.6)	$172.9
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	176.4	1.4	35.0	—	212.8
Deferred Income Taxes	—	79.9	—	10.2	—	90.1
Amount of Postretirement Expense Less Than Funding	—	(22.9)	—	(5.9)	—	(28.8)
Equity in Net Earnings of Subsidiaries	(172.9)	(28.0)	0.3	—	200.6	—
Loss on the Sale of Assets	—	2.6	—	—	—	2.6
Other, Net	—	19.8	—	(1.3)	—	18.5
Changes in Operating Assets and Liabilities	—	(176.8)	(1.6)	61.3	—	(117.1)
Net Cash Provided by Operating Activities	—	223.9	0.5	126.6	—	351.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(148.5)	(0.2)	(33.0)	—	(181.7)
Acquisition of Business, Net of Cash Acquired	—	—	—	(113.6)	—	(113.6)
Other, Net	77.2	(1.7)	—	2.9	(77.2)	1.2
Net Cash Provided by (Used in) Investing Activities	77.2	(150.2)	(0.2)	(143.7)	(77.2)	(294.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(23.0)	—	—	—	—	(23.0)
Payments on Debt	—	(18.7)	—	—	—	(18.7)
Borrowings under Revolving Credit Facilities	—	714.6	—	34.3	—	748.9
Payments on Revolving Credit Facilities	—	(646.8)	—	(57.7)	—	(704.5)
Dividends Paid	(32.9)	—	—	—	—	(32.9)
Repurchase of Common Stock related to Share-Based Payments	(21.3)	—	—	—	—	(21.3)
Other, Net	—	(78.3)	—	—	77.2	(1.1)
Net Cash (Used in) Provided by Financing Activities	(77.2)	(29.2)	—	(23.4)	77.2	(52.6)

Effect of Exchange Rate Changes on Cash	—	—	—	(4.4)	—	(4.4)

Net Increase (Decrease) in Cash and Cash Equivalents	—	44.5	0.3	(44.9)	—	(0.1)
Cash and Cash Equivalents at Beginning of Period	—	2.0	1.8	77.8	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$46.5	$2.1	$32.9	$—	$81.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$47.5	$47.5	$(3.1)	$(88.1)	$43.7	$47.5
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	169.3	1.7	31.2	—	202.2
Deferred Income Taxes	—	15.7	—	13.1	—	28.8
Amount of Postretirement Expense (Less) Greater Than Funding	—	(14.4)	—	0.5	—	(13.9)
Equity in Net Earnings of Subsidiaries	(47.5)	91.5	(0.3)	—	(43.7)	—
Gain on the Sale of Assets	—	—	5.9	164.5	—	170.4
Other, Net	—	29.7	—	(0.4)	—	29.3
Changes in Operating Assets and Liabilities	—	8.8	(4.1)	(153.7)	15.9	(133.1)
Net Cash Provided By (Used in) Operating Activities	—	348.1	0.1	(32.9)	15.9	331.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(106.9)	—	(44.5)	—	(151.4)
Proceeds from Government Grant	—	26.9	—	—	—	26.9
Acquisition of Businesses, net of cash	—	—	—	(173.8)	—	(173.8)
Proceeds Received from the Sale of Assets	—	—	70.7	96.7	—	167.4
Other, Net	15.9	(27.7)	—	—	7.4	(4.4)
Net Cash Provided by (Used in) Investing Activities	15.9	(107.7)	70.7	(121.6)	7.4	(135.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	—	(46.1)	—	—	—	(46.1)
Borrowings under Revolving Credit Facilities	—	815.9	2.0	131.4	—	949.3
Payments on Revolving Credit Facilities	—	(1,006.4)	—	(62.2)	—	(1,068.6)
Repurchase of Common Stock related to Share-Based Payments	(14.7)	—	—	—	—	(14.7)
Other, Net	(1.2)	—	(70.7)	85.0	(23.3)	(10.2)
Net Cash (Used in) Provided by Financing Activities	(15.9)	(236.6)	(68.7)	154.2	(23.3)	(190.3)

Effect of Exchange Rate Changes on Cash	—	—	—	(2.6)	—	(2.6)

Net Increase (Decrease) in Cash and Cash Equivalents	—	3.8	2.1	(2.9)	—	3.0
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5.1	$2.1	$48.0	$—	$55.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 — SUBSEQUENT EVENT
On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC., an award winning printed folding carton producer with a strong regional position in the food, craft beer and other consumer product markets.  On October 22, 2015 the Company entered into a definitive agreement to purchase G-Box, S.A. de C.V. The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico. The acquisition is subject to standard closing requirements and regulatory review and is expected to close in the fourth quarter of 2015.

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

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, primarily as an integrated solution. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”) and coated-recycled board (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Inflation increased costs in the first nine months of 2015 by $14.7 million, compared to the first nine months of 2014. The higher costs in 2015 are primarily related to labor and benefits ($23.7 million) and wood ($7.8 million), partially offset by lower costs for energy ($7.3 million), primarily due to the price of natural gas, chemicals ($3.7 million), freight ($3.5 million), externally purchased board ($1.0 million)secondary fiber ($0.7 million), and other costs ($0.6 million).

Because the price of natural gas has experienced significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2015, 2016, and 2017. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean Sigma supports the efforts to build a high performing culture. During the first nine months of 2015, the Company achieved $43.6 million in incremental cost savings as compared to the first nine months of 2014, through its continuous improvement programs and manufacturing initiatives.

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

Debt Obligations. The Company had $1,994.2 million of outstanding debt obligations as of September 30, 2015. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF THIRD QUARTER 2015 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. On a Consolidated basis:

•
Net Sales for the three months ended September 30, 2015, increased by $20.0 million or 1.9%, to $1,070.0 million from $1,050.0 million for the three months ended September 30, 2014 primarily due to the North American acquisitions partially offset by unfavorable exchange rates, lower volumes for consumer products and lower pricing.

•
Income from Operations for the three months ended September 30, 2015 decreased $2.3 million or 2.0%, to $110.0 million from $112.3 million for the three months ended September 30, 2014 primarily due to the unfavorable exchange rates, the lower pricing, and higher inflation, primarily for labor and benefits. These decreases were partially offset by improved performance and the North American acquisitions.

•
On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The Company repurchased 1,063,401 shares at an average price of $14.11 during the quarter ended September 30, 2015. During 2015, the Company has repurchased $23 million of shares.

•
On July 30, 2015, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock payable on October 5, 2015 to shareholders of record as of September 15, 2015.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales	$1,070.0	$1,050.0	$3,135.3	$3,239.4
Income from Operations	110.0	112.3	325.5	$139.1
Interest Expense, Net	(16.5)	(20.4)	(51.2)	(62.0)
Income before Taxes and Equity Income of Unconsolidated Entities	$93.5	$91.9	$274.3	$77.1
Income Tax Expense	(33.6)	(39.3)	(102.3)	(30.9)
Income before Equity Income of Unconsolidated Entities	$59.9	$52.6	$172.0	$46.2
Equity Income of Unconsolidated Entities	0.3	0.4	0.9	1.3
Net Income	$60.2	$53.0	$172.9	$47.5

THIRD QUARTER 2015 COMPARED WITH THIRD QUARTER 2014

Net Sales

	Three Months Ended September 30,
In millions	2015	2014	Increase (Decrease)	Percent Change
Consolidated	$1,070.0	$1,050.0	$20.0	1.9%

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2014	Price	Volume/Mix	Exchange	Total	2015
Consolidated	$1,050.0	$(6.3)	$56.5	$(30.2)	$20.0	$1,070.0

Net Sales for the three months ended September 30, 2015, increased by $20.0 million or 1.9%, to $1,070.0 million from $1,050.0 million for the same period in 2014. The increase was driven by the North American acquisitions of approximately $64 million and sales of new products. Global beverage volumes were up slightly due to higher craft beer, specialty beverage and open market sales, partially offset by decreased volumes in big beer and soft drink. Due to the continuation of soft demand in key end-markets, sales in certain consumer product markets, primarily cereal and dry foods, declined. Net Sales also decreased due to unfavorable exchange rates and lower pricing due to deflationary cost pass throughs.

Income (Loss) from Operations

	Three Months Ended September 30,
In millions	2015	2014	Increase (Decrease)	Percent Change
Consolidated	$110.0	$112.3	$(2.3)	(2.0)%

The components of the change in Income (Loss) from Operations are as follows:

	Three Months Ended September 30,
		Variances
In millions	2014	Price	Volume/Mix	Inflation	Exchange	Other (b)	Total	2015
Consolidated	$112.3	$(6.3)	$4.0	$(5.1)	$(7.8)	$12.9	$(2.3)	$110.0

(b) Includes the Company's cost reduction initiatives, sales of assets and expenses related to acquisitions and integration activities and shutdown costs.

Income from Operations for the three months ended September 30, 2015 decreased $2.3 million or 2.0%, to $110.0 million from $112.3 million for the same period in 2014 primarily due to the unfavorable exchange rates, the lower pricing, higher inflation and the lower consumer product volume. These decreases were partially offset by the results of cost savings through continuous improvement programs, the North American acquisitions, and lower integration costs and synergies related to the Benson Acquisition. The higher costs in the three months ended September 30, 2015 are primarily related to labor and benefits ($7.3 million), wood ($1.7 million) and secondary fiber ($0.9 million), partially offset by lower costs for chemicals ($2.3 million), energy ($1.1million), primarily due to the price of natural gas, and freight ($1.4 million).

Interest Expense, Net

Interest Expense, Net was $16.5 million and $20.4 million for the three months ended September 30, 2015 and 2014, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt and lower average debt balances. As of September 30, 2015, approximately 37.5% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months months ended September 30, 2015, the Company recognized Income Tax Expense of $33.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $93.5 million. The effective tax rate for the three months ended September 30, 2015 was different than the statutory rate, primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions, including losses in jurisdictions with full valuation allowances. During the three months ended September 30, 2014, the Company recognized Income Tax Expense of $39.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $91.9 million. The effective tax rate for the three months ended September 30, 2014 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the write-off of nondeductible goodwill in connection with the sale of the label and multi-wall bag businesses and other discrete items. The Company has approximately $455 million of Net Operating Losses ("NOLs") for U.S. federal income tax purposes as of September 30, 2015, which may be used to offset future taxable income.

FIRST NINE MONTHS 2015 COMPARED WITH FIRST NINE MONTHS 2014

Net Sales

	Nine Months Ended September 30,
In millions	2015	2014	Increase(Decrease)	Percent Change
Consolidated	$3,135.3	$3,239.4	$(104.1)	(3.2)%

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Exchange	Total	2015
Consolidated	$3,239.4	$(10.2)	$215.4	$(221.6)	$(87.7)	$(104.1)	$3,135.3

Net Sales for the nine months ended September 30, 2015, decreased by $104.1 million to $3,135.3 million from $3,239.4 million for the same period in 2014. Excluding net sales of the divestitures of the Company's multi-wall bag and label businesses in 2014 of $221.6 million, net sales increased $117.5 million, or 3.6%. The increase was due primarily to the North American and Benson Acquisitions of approximately $239 million, partially offset by unfavorable foreign currency exchange rates of $87.7 million, lower pricing due to deflationary cost pass throughs and lower volumes. Volumes declined due to the continuation of soft demand in key end-markets for certain consumer products, primarily cereal and frozen and dry foods, while global beverage volumes were essentially even with prior year as declines in big beer and soft drink were offset by increases in craft, specialty beverage and open market beverage. These volume declines were partially offset by new products.

Income (Loss) from Operations

	Nine Months Ended September 30,
In millions	2015	2014	Increase (Decrease)	Percent Change
Consolidated	$325.5	$139.1	$186.4	N.M. (a)

(a) Percentage is not meaningful.

The components of the change in Income (Loss) from Operations are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Inflation	Exchange	Other (b)	Total	2015
Consolidated	$139.1	$(10.2)	$13.2	$178.9	$(14.7)	$(21.0)	$40.2	$186.4	$325.5

(b) Includes the Company's cost reduction initiatives, sale of assets and expenses related to acquisitions and integration activities and shutdown costs.

Income from Operations for the nine months ended September 30, 2015 increased $186.4 million to $325.5 million from $139.1 million, primarily due to the loss on sale of multi-wall bag in 2014, cost savings through continuous improvement programs as well as general and administrative cost savings following the divestitures in 2014 and lower integration costs and synergies related to the Benson Acquisition, partially offset by unfavorable foreign currency exchange rates, higher inflation and the lower pricing. The inflation costs for the nine months ended September 30, 2015 are primarily related to labor and benefits ($23.7 million) and wood ($7.8 million), partially offset by lower costs for energy ($7.3 million), primarily due to the price of natural gas, chemicals ($3.7 million), freight ($3.5 million), externally purchased board ($1.0 million) secondary fiber ($0.7 million), and other costs ($0.6 million).

Interest Expense, Net

Interest Expense, Net was $51.2 million and $62.0 million for the first nine months ended September 30 2015 and 2014, respectively. Interest Expense, Net decreased due to lower average interest rates on the Company’s debt and lower average debt balances. As of September 30, 2015, approximately 37.5% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the nine months ended September 30, 2015, the Company recognized Income Tax Expense of $102.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $274.3 million. The effective tax rate for the nine months ended September 30, 2015 was different than the statutory rate, primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. During the first nine months ended September 30, 2014, the Company recognized Income Tax Expense of $30.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $77.1 million. The effective tax rate for the nine months ended September 30, 2014 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the impact of the write-off of nondeductible goodwill in connection with the sale of the label and multi-wall bag businesses and other discrete items.

SEGMENT REPORTING

Prior to the sale of the multi-wall business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging. As a result of the sale, the Company reevaluated its reportable segments and effective July 1, 2014 began to report its results in one reportable segment, paperboard packaging which aggregated the Company's five operating segments.
Effective September 30, 2015, the Company’s reportable segments have been revised and are now based on the Company’s disaggregated operating segments as follows:

Paperboard mills includes the coated unbleached kraft and coated recycled board mills. The majority of the paperboard sales are to the other operating segments at a Company determined transfer price. These inter-company sales are shown as eliminations in the table below.

Americas Beverage Packaging primarily includes beverage products managed in North America, Brazil and Australia.

North America Consumer Packaging includes food, beverage and consumer products.

Europe Packaging includes food, beverage and consumer products.

In addition, the Company includes the Pacific Rim operating segment, along with costs that support all of the reportable segments, as Other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2015	2014	2015	2014
NET SALES:
Paperboard Mills	$467.0	$440.1	$1,378.2	$1,290.4
North America Consumer Packaging	579.4	565.6	1,711.3	1,691.4
Americas Beverage Packaging	201.1	203.0	592.3	603.9
Europe Packaging	154.1	170.5	453.1	436.7
Flexible Packaging	—	—	—	215.7
Other	22.2	23.4	60.9	66.2
Eliminations	(353.8)	(352.6)	(1,060.5)	(1,064.9)
Total	$1,070.0	$1,050.0	$3,135.3	$3,239.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$110.1	$109.3	$322.3	$324.1
North America Consumer Packaging	18.0	16.1	53.2	45.4
Americas Beverage Packaging	10.6	13.2	36.9	37.8
Europe Packaging	4.5	0.5	19.5	8.0
Flexible Packaging (a)	—	—	—	(179.5)
Other	(33.2)	(26.8)	(106.4)	(96.7)
Total	$110.0	$112.3	$325.5	$139.1

(a) Includes Loss on Sale of Assets of multi-wall bag business and labels business of $164.5 million for the nine month period ended September 30, 2014.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2015	2014
Net Cash Provided by Operating Activities	$351.0	$331.2
Net Cash Used in Investing Activities	$(294.1)	$(135.3)
Net Cash Used by Financing Activities	$(52.6)	$(190.3)

Net cash provided by operating activities for the first nine months of 2015 totaled $351.0 million, compared to net cash provided by operating activities of $331.2 million for the same period in 2014. The increase was due primarily to improved business operations, sales of receivables, and interest payments due to lower average interest rates and debt balances. Pension contributions for the first nine months of 2015 and 2014 were $42.0 million and $17.5 million, respectively.

Net cash used in investing activities for the first nine months of 2015 totaled $294.1 million, compared to net cash used in investing activities of $135.3 million for the same period in 2014. Current year activities consisted primarily of capital spending of $181.7 million and $113.6 million for the North American Acquisitions. In the prior year, the Company paid $173.8 million for the Benson acquisition, partially offset by proceeds received of $167.4 million from the sale of Multi-wall bag and Labels businesses. Additionally, the Company had $151.4 million of capital spending and received proceeds $26.9 million for a government grant.

Net cash used in financing activities for the first nine months of 2015 totaled $52.6 million, compared to net cash used in financing activities of $190.3 million for the same period in 2014. Current year activities included net borrowings under revolving credit facilities of $44.4 million and payments on debt of $18.7 million. The Company paid dividends of $32.9 million, repurchased $23.0 million of its common stock, and withheld $21.3 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year, the Company had net payments under revolving credit facilities of $119.3 million and payments on debt of $46.1 million. Additionally, in the prior year the Company withheld $14.7 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into an agreement for the purchasing and servicing of receivables (the "AR Sales Agreement"), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first nine months of 2015, the Company sold and derecognized approximately $799 million of receivables, collected approximately $614 million on behalf of the financial institution, and was funded approximately $178 million by the financial institution, resulting in an approximate $40 million receivable from the financial institution as of September 30, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2015 and 2014, the Company sold receivables of approximately $114 million and $330 million, respectively, related to these factoring arrangements.

Amounts transferred subject to continuing involvement, which consist principally of collection services, at September 30, 2015 and December 31, 2014, were approximately $294 million and $127 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2015, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.54 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2015, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 11.47 to 1.00.

As of September 30, 2015, the Company's credit was BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first nine months of 2015 was $181.7 million compared to $151.4 million in the first nine months of 2014. The capital investments were primarily due to planned asset upgrades at the U.S.- based mills and continued investments made as part of the European integration.

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

The Company also expects the following in 2015:

•	Depreciation and amortization between $275 million and $285 million.

•	Interest expense of $67 million to $73 million, including approximately $4 million to $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash of $340 million to $350 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of $45 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2014. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2015. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2015, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

August 1, 2015 through August 31, 2015	1,063,401	$14.11	1,628,427	17,748,241

Total	1,063,401	$14.11	1,628,427	17,748,241

(a) Based on the closing price of $12.79 on September 30, 2015 and the remaining $227 million allowed under the program to be used to repurchase common stock.

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 9, 2015
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 9, 2015
Deborah R. Frank