Form 10-K
period 2015-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2016-02-12
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2015 was approximately $4.5 billion.

As of February 10, 2016 there were approximately 323,007,535 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form  10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U. S. federal income taxes, capital investment, costs to comply with certain environmental regulations, available cash and liquidity, depreciation and amortization, interest expense, pension expense and pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, Item 1A., Risk Factors.

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer product companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S."), and holds leading market positions in coated unbleached kraft paperboard and coated-recycled paperboard.

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

Acquisitions and Dispositions

On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), an award-winning folding carton producer with a strong regional presence in the food, craft beer and other consumer product markets.

On February 4, 2015, the Company completed the acquisition of certain assets of Cascades Norampac Division ("Cascades") in Canada. Cascades primarily services the food and beverage markets and operates three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp ("TMP") mill located in Jonquiere, Quebec and a coated recycled board mill located in East Angus, Quebec. The Jonquiere mill was closed in the third quarter of 2015.

On January 2, 2015, the Company acquired Rose City Printing and Packaging Inc. ("Rose City") through the purchase of all of the issued and outstanding stock of its parent company, Rose City Holding Company. Rose City services food and beverage markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA. The Carded, Cascades, and Rose City transactions are all referred to collectively as the "North American Acquisitions."

On June 30, 2014, the Company completed the sale of its multi-wall bag business. Products included multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Key end-markets included food and agriculture, building and industrial materials, chemicals, minerals, and pet foods.

On May 23, 2014, the Company acquired the business of Benson Box Holdings Limited ("Benson"), a leading food, beverage, and retail packaging company in the United Kingdom. Benson operates four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and healthcare industries.

On February 3, 2014, the Company completed the sale of its labels business.

On September 30, 2013, the Company completed the sale of certain assets related to the flexible plastics business and the sale of its uncoated-recycled board (“URB”) mill.

Capital Allocation Plan and Equity Offerings

Capital Allocation Plan

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During 2015, the Company repurchased 4.6 million shares, or approximately $63 million, of its common stock under this program at an average price of $13.60.

On February 4, 2015, May 20, 2015, July 30, 2015 and November 19, 2015, the Company's board of directors declared a regular quarterly dividend of $0.05 per common share. During 2015, the Company declared and paid cash dividends of approximately $66 million and $49 million, respectively.

Equity Offerings

During the first and second quarters of 2014, certain shareholders of the Company sold approximately 30 million and 43.7 million shares of common stock in two secondary public offerings at $9.85 and $10.45 per share, respectively. The shares were sold by certain affiliates of TPG Capital, L.P. (the “TPG Entities”), certain Coors family trusts and the Adolph Coors Foundation (the “Coors Family Stockholders”), Clayton, Dubilier & Rice Fund V Limited Partnership (the “CD&R Fund”) and Old Town, S.A. (“Old Town”), and together with the TPG Entities, the Coors Family Stockholders, the Adolph Coors Foundation, and the CD&R Fund, the "Selling Stockholders"). Following the completion of the offering in the second quarter, these Selling Stockholders no longer held shares of the Company's common stock.

Products

The Company reports its results in three segments:

Paperboard Mills includes the seven North American paperboard mills which produce primarily coated unbleached kraft (“CUK”) and coated recycled board (“CRB”). The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard to external customers.
Americas Paperboard Packaging includes paperboard packaging folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company also operates in three geographic areas: Americas, Europe and Asia Pacific.
For reportable segment and geographic area information for each of the last three fiscal years, see Note 16 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data."

Paperboard Packaging

The Company’s paperboard packaging products deliver brand, marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery, dispensing of product and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness and wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases, as well as enhanced microwave heating performance.

The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, energy drinks, teas, water and juices;

•	food, including cereal, desserts, frozen, refrigerated and microwavable foods and pet foods;

•	prepared foods, including snacks, quick-serve foods for restaurants and food service products; and

•	household products, including dishwasher and laundry detergent, health care and beauty aids, and tissues and papers.

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

Convenience Packaging.  These packaging solutions improve package usage and food preparation:

•	beverage multiple-packaging — multi-packs for beer, soft drinks, energy drinks, teas, water and juices;

•	active microwave technologies — substrates that improve the preparation of foods in the microwave; and

•	easy opening and closing features — dispensing features, pour spouts and sealable liners.

Barrier Packaging.  The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors.

Paperboard Mills and Converting Plants

The Company produces paperboard at its mills; prints, cuts, folds, and glues (“converts”) the paperboard into folding cartons at its converting plants; and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company also installs its packaging machines at customer plants and provides support, service and advanced performance monitoring of the machines.

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its CUK and CRB, as well as other grades of paperboard that are purchased from third-party suppliers.

Below is the production at each of the Company’s paperboard mills during 2015:

Location	Product	# of Machines	2015 Net Tons Produced
West Monroe, LA	CUK	2	798,988
Macon, GA	CUK	2	643,018
Kalamazoo, MI	CRB	2	477,987
Battle Creek, MI	CRB	2	184,944
Middletown, OH	CRB	1	158,716
Santa Clara, CA	CRB	1	137,729
West Monroe, LA	Corrugated Medium	1	120,851
West Monroe, LA (1)	Kraft Paper	1	38,452
East Angus, Québec (2)	CRB	1	72,218
Jonquiere, Québec (2) (3)	TMP	1	68,878

(1) Machine permanently shutdown in October 2015.
(2) Acquired in February 2015 as part of the Cascades acquisition.
(3) Facility was closed in the third quarter of 2015.

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of the customer value proposition. In 2015, approximately 83% of mill production of CUK and CRB was consumed internally.

CUK Production.  The Company is the largest of four worldwide producers of CUK. CUK is manufactured from pine-based wood fiber and is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly well-suited for a variety of packaging applications. Both wood and recycled fibers are pulped, formed on paper machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics.

CRB Production.  The Company is the largest North American producer of CRB. CRB is manufactured entirely from recycled fibers, primarily old corrugated containers (“OCC”), doubled-lined kraft cuttings from corrugated box plants (“DLK”), old newspapers (“ONP”), and box cuttings. The recycled fibers are re-pulped, formed on paper machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics.

Containerboard/Kraft Paper.  The Company manufactures corrugated medium and kraft paper for internal use and sale in the open market. Corrugated medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. In October 2015, the Company shutdown the kraft paper machine at West Monroe, LA and sold the book of business.

The Company converts CUK and CRB, as well as other grades of paperboard, into cartons at converting plants the Company operates in various locations globally, including a converting plant associated with its joint venture in Japan, contract converters and at licensees outside the U.S. The converting plants print, cut, fold and glue paperboard into cartons designed to meet customer specifications.

Joint Venture

The Company is a party to a joint venture called Rengo Riverwood Packaging, Ltd. (in Japan) in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its products principally to multinational beverage, food, and other well-recognized consumer product companies. The beverage companies include Anheuser-Busch, Inc., MillerCoors LLC, PepsiCo, Inc. and The Coca-Cola Company, among others. Consumer product customers include Kraft Heinz Company., General Mills, Inc., Nestlé USA, Inc., Kellogg Company, HAVI Global Solutions, LLC and Kimberly-Clark Corporation, among others. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Distribution of the Company’s principal products is primarily accomplished through sales offices in the U.S., Australia, Brazil, China, France, Germany, Italy, Japan, Mexico, Spain, the Netherlands and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2015, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. The Company and WestRock Company are the two major CUK producers in the U.S. Internationally, The Klabin Company in Brazil and Stora Enzo in Sweden produce similar grades of paperboard.

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

In non-beverage consumer packaging, the Company’s paperboard competes with WestRock CUK, as well as CRB and solid bleach sulfate ("SBS") from numerous competitors, and internationally, folding boxboard and white-lined chip. There are a large number of producers in the paperboard markets. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

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

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH, Santa Clara, CA, and East Angus, Quebec mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to obtain low prices for its recycled fiber given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

In North America, the Company also converts a variety of other paperboard grades such as SBS, in addition to paperboard that is supplied to its converting operations from its own mills. The Company purchases such paperboard requirements, including additional CRB, from outside vendors. The majority of external paperboard purchases are acquired through long-term arrangements with other major industry suppliers. The Company's European converting plants consume CUK supplied from the Company's mills and also converts other paperboard grades such as white-lined chip and folding box board purchased from external suppliers.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2015 or 2014.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to increases in demand for beverage and food products.

Research and Development

The Company’s research and development team works directly with its sales, marketing and consumer insights personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet customer needs. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products; reducing production and waste costs; enhancing the heat-managing characteristics of food packaging; improving the sturdiness and compression strength of packaging to meet store display needs; and refining packaging appearance through new printing techniques and materials.

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

Patents and Trademarks

As of December 31, 2015, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,900 U.S. and foreign patents, with more than 700 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Fridge Vendor®, IntegraPakTM, MicroFlex-Q® , MicroRite®, Quilt Wave®, Qwik Crisp®, Tite-Pak®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

Culture and Employees

The Company’s corporate vision — Inspired packaging. A world of difference.  — and values of integrity, respect, accountability, relationships and teamwork guide employee behavior, expectations and relations. The Company’s ongoing efforts to build a high-performance culture and improve the manner in which work is done across the Company includes a significant focus on continuous improvement utilizing processes like Lean Sigma and Six Sigma.

As of December 31, 2015, the Company had approximately 12,000 employees worldwide, of which approximately 51% were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2015, 881 of the Company’s employees were working under expired contracts, which are currently being negotiated, and 962 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

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

Changing consumer dietary habits and preferences have slowed sales growth for many of the food and beverage products the Company packages. If these trends continue, the Company’s financial results could be adversely affected.

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

The Company has made several acquisitions in recent years. The Company's ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings or synergies and expected operating results within a reasonable period of time, is an important factor in the Company's future growth. If the Company is unable to realize the expected revenue and cash flow growth and other benefits from its acquisitions, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business.

The Company may not be able to develop and introduce new products and adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company works to increase market share and profitability through product innovation and the introduction of new products. The inability to develop new or better products that satisfy customer and consumer preferences in a timely manner may impact the Company's competitive position.

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

The Company has converting plants in eight foreign countries and sells its products worldwide. For 2015, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 23% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. At December 31, 2015, approximately 19% of its total assets were denominated in currencies other than the U.S. dollar.

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

The Company’s information technology systems could suffer interruptions, failures or breaches and our business operations could be disrupted adversely effecting results of operations and the Company’s reputation.

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the operation of the business. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. The Company has contingency plans in place to prevent or mitigate the impact of these events, however, if they are not effective on a timely basis, business interruptions could occur which may adversely impact results of operations.

Increased cyber-security threats also pose a potential risk to the security of the Company’s information technology systems, as well as the confidentiality, integrity and availability of data stored on those systems. Any breach could result in disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or financial information. Such event could cause damage to the Company’s reputation and result in significant recovery or remediation costs, which may adversely impact results of operations.

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

As of December 31, 2015, the Company had an aggregate principal amount of $1,889.2 million of outstanding debt. Because of the Company's debt level, a portion of its cash flows from operations will be dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Second Amended and Restated Credit Agreement dated October 1, 2014 (as amended, the “Credit Agreement”) and the indentures governing its 4.75% Senior Notes due 2021 and the 4.875% Senior Notes due 2022 (the “Indentures”) prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, share repurchases, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

Approximately 34% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased interest rates.

The Company's pension plans are currently underfunded, and the Company may be required to make cash payments to the plans, reducing the cash available for its business.

The Company's cash flows may be adversely impacted by the Company's pension funding obligations. The Company's pension funding obligations are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. The Company has unfunded obligations of $191.7 million under its domestic and foreign defined benefit pension plans. The funded status of these plans is dependent upon various factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine the pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available to the Company for other purposes.

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

Location	Related Products or Use of Facility
Mills:
Battle Creek, MI	CRB
East Angus, Québec	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Santa Clara, CA	CRB
West Monroe, LA	CUK; Containerboard; Research and Development

Other:
Atlanta, GA(a)	Research and Development, Packaging Machinery and Design
Concord, NH(a)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(a)	Research and Development

North American Converting Plants:		International Converting Plants:
Atlanta, GA(a)	Mitchell, SD	Bremen, Germany(a)
Carol Stream, IL	North Portland, OR	Bristol, Avon, United Kingdom
Centralia, IL	Oroville, CA(a)	Coalville, United Kingdom(a)
Charlotte, NC	Pacific, MO	Gateshead, United Kingdom(a)
Cobourg, Ontario(a)	Perry, GA	Hoogerheide, Netherlands
Elk Grove, IL (a)(b)	Piscataway, NJ(a)	New Castle Upon Tyne, United Kingdom(a)
Fort Smith, AR (b)	Queretaro, Mexico(a)	Igualada, Barcelona, Spain
Gordonsville, TN(a)	Renton, WA(c)	Jundiai, Sao Paulo, Brazil
Gresham, OR(a)	Solon, OH	Leeds, United Kingdom
Irvine, CA	Staunton, VA	Masnieres, France(a)
Kalamazoo, MI	Tuscaloosa, AL	Portlaoise, Ireland(a)
Kendallville, IN	Vancouver, WA(a)	Sneek, Netherlands
Lawrenceburg, TN	Valley Forge, PA
Lumberton, NC	Wausau, WI
Marion, OH	West Monroe, LA (b)
Menasha, WI	Winnipeg, Manitoba
Mississauga, Ontario(a)

Note:

(a)	Leased facility.
(b)	Multiple facilities in this location.
(c)	Facility scheduled to close in February 2016.

ITEM 3.	LEGAL PROCEEDINGS

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

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2015.

David W. Scheible, 59, was appointed Chairman of the Board of GPHC on May 22, 2013. He was appointed to the Board of Directors of GPHC upon its formation (under the name New Giant Corporation) in June 2007. Mr. Scheible served as President and Chief Executive Officer of GPHC from March 2008 through May 2015, and as Chief Executive Officer from June through December 2015. Prior to the closing of the Company's acquisition of Altivity Packaging, LLC (the "Altivity Transaction") in March 2008, he had served as a director, President and Chief Executive Officer of Graphic Packaging Corporation ("GPC") since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as the Chief Operating Officer of Graphic Packaging International Corporation ("GPIC") from 1999 until August 2003. He also served as President of GPIC's Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Dennison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995. Mr. Scheible serves on the Board of Directors of Benchmark Electronics, Inc., a provider of integrated electronics manufacturing, design and engineering services. Mr. Scheible also serves on the boards of Flint Group S.A. and Cancer Treatment Centers of America.

Michael P. Doss, 49, is the President and Chief Executive Officer of GPHC. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of GPHC. Prior to this position, Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of GPC since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining GPIC in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Stephen R. Scherger, 51, is the Senior Vice President and Chief Financial Officer of GPHC. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President - Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined GPHC in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and CFO, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, CFO Beverage Packaging and other executive-level positions.

Carla J. Chaney, 45, is the Senior Vice President, Human Resources of GPHC, a position she has held since July 15, 2013. Ms. Chaney joined GPHC from Exide Technologies, a leading global supplier of stored electrical energy. Ms. Chaney was with Exide Technologies from February 2012 to July 2013 and served most recently as Executive Vice President, Human Resources and Communications. Prior to Exide Technologies, Ms. Chaney held a variety of leadership roles with Newell Rubbermaid, Inc. from 2004 to 2011, including Group Vice President, Human Resources for the Home & Family business segment, Regional Vice

President, Human Resources, EMEA; Corporate Vice President, Global Organization and People Development; and Vice President, Human Resources, Culinary Lifestyles Business. Ms. Chaney also worked for Georgia-Pacific from 1992 to 2004.

Alan R. Nichols, 53, is the Senior Vice President, Mills Division of GPHC. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging, LLC from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone Container Corporation from August 2005 to February 2007. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Michael R. Schmal, 63, served as the Senior Vice President, Beverage Packaging Division of GPHC through December 31, 2015. Prior to the Altivity Transaction, he had served as Senior Vice President, Beverage of GPC since August 2003. From October 1996 until August 2003, Mr. Schmal was the Vice President and General Manager, Brewery Group of Riverwood Holding, Inc. Prior to that time, Mr. Schmal held various positions with Riverwood Holding, Inc. since 1981.

Lauren S. Tashma, 49, is the Senior Vice President, General Counsel and Secretary of GPHC, serving in this position since February, 2014.  Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., a global consumer products company, where she led the legal, compliance and EHS functions.  Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Michael S. Ukropina, 49, is the Senior Vice President, Consumer Packaging Division of GPHC. Beginning in August 2014, Mr. Ukropina served as the Senior Vice President, Strategy. Mr. Ukropina joined the Company in August of 2014 from ASG Worldwide, a specialty consumer packaging company, where he led ASG as President and CEO from 2012 to 2014. Prior to that, Mr. Ukropina was an officer with International Paper and his work there from 1993 to 2011 included positions such as Vice President and General Manager, Shorewood Packaging; Vice President of Operations for xpedx; and Director of Finance & Planning for Industrial Packaging. During that time, Mr. Ukropina led packaging growth strategies across multiple businesses in Latin America, Europe and Asia.
Joseph P. Yost, 48, is the Senior Vice President, Global Beverage and Europe of GPHC. Prior to September 1, 2015, Mr. Yost served as Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February, 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of GPHC. From 2006 to 2009, he served as Vice President, Operations Support - Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with GPC; Manager, Operations Planning and Analysis - Consumer Products Division from 1999 to 2000 with GPC; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2015 and 2014 are as follows:

	2015		2014
	High	Low	High	Low
First Quarter	$16.14	$13.37	$10.60	$9.10
Second Quarter	15.16	13.52	11.87	9.19
Third Quarter	15.28	12.62	13.02	11.26
Fourth Quarter	14.46	12.17	14.09	10.76

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During 2015, the Company repurchased approximately 4.6 million shares, or $63 million, under this repurchase program at an average price of $13.60.

Also, on February 4, 2015, May 20, 2015, July 30, 2015 and November 19, 2015 the Company's board of directors declared a regular quarterly dividend of $0.05 per common share. During 2015, the Company declared and paid cash dividends of approximately $66 million and $49 million, respectively. There were no dividends paid prior to 2015.  GPHC depends on its domestic subsidiaries, primarily GPII, for cash to pay dividends.  Unless GPHC receives dividends, distributions or transfers from such domestic subsidaries, it cannot pay cash dividends on its common stock, because it has no independent operations.  Such dividends, distributions or transfers from GPHC’s domestic subsidiaries may be restricted because the terms of the GPII’s debt agreements and indentures limit its ability to make such payments to the Company. See "Item 1A-Risk Factors" and Note - 5 in the Notes to Consolidated Financial Statements in "Item 8-Financial Statements and Supplementary Data."

On February 10, 2016, there were 1,441 stockholders of record and approximately 51,000 beneficial holders of GPHC’s common stock.

During the fourth quarter of 2015, pursuant to the share repurchase program described above, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period (2015)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

October 1, through October 31,	—	$—	—	—
November 1, through November 30,	1,421,650	$13.59	2,825,077	15,192,156
December 1, through December 31,	1,575,134	$13.13	4,625,211	14,575,217

Total	2,996,784

(a) Based on the closing price of the Company's common stock as of the end of each period.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2010 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Graphic Packaging Holding Company	$100.00	$109.51	$166.07	$246.79	$350.13	$334.63
S&P 500 Stock Index	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones U.S. Container & Packaging Index	100.00	100.14	114.27	160.79	184.45	176.50

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

		Year Ended December 31,
In millions, except per share amounts	2015	2014	2013	2012	2011
Statement of Operations Data:
Net Sales	$4,160.2	$4,240.5	$4,478.1	$4,337.1	$4,206.3
Income from Operations	427.1	227.8	341.6	322.4	190.3
Net Income	230.1	89.0	146.7	120.1	275.2
Net Loss (Income) Attributable to Noncontrolling Interests	—	0.7	(0.1)	2.5	1.7
Net Income Attributable Graphic Packaging Holding Company	230.1	89.7	146.6	122.6	276.9

Net Income Attributable to Graphic Packaging Holding Company Per Share Basis:
Basic	$0.70	$0.27	$0.42	$0.31	$0.74
Diluted	$0.70	$0.27	$0.42	$0.31	$0.73

Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$54.9	$81.6	$52.2	$51.5	$271.8
Total Assets (a)	4,256.1	4,137.6	4,373.1	4,482.0	4,575.8
Total Debt (a)	1,875.5	1,957.7	2,338.3	2,317.8	2,352.4
Total Equity	1,101.7	1,012.3	1,062.3	972.3	1,166.7

Additional Data:
Depreciation and Amortization	$280.5	$270.0	$277.4	$266.8	$278.4
Capital Spending	244.1	201.4	209.2	203.3	160.1

(a) As of December 31, 2015, the Company adopted Accounting Standards Update ("ASU") No. 2015-03 (ASU No. 2015-03) Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-17, Income Taxes(Topic 740): Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17). The adoption ASU No. 2015-03 permits for retrospective reclassification of debt issuance costs previously reported in Total Assets to be presented as a direct reduction of Total Debt. The adoption of ASU No 2015-17 permits retrospective reclassification of previously reported Current Deferred Tax Assets to Deferred Tax Liabilities. All necessary reclassifications have been reflected in the table above. See Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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
Overview of 2015 Results
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

Significant Factors That Impact The Company’s Business and Results of Operations

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resin, depreciation expense and labor. Inflation increased year over year costs by $9.0 million in 2015 and increased year over year costs by $75.6 million in 2014. The inflation costs in 2015 primarily related to labor and benefits ($27.9 million) and wood ($6.8 million), partially offset by lower costs for chemicals ($8.4 million), energy ($10.0 million), primarily due to the price of natural gas, freight ($4.6 million), fiber ($0.8 million), external board ($0.8 million), and other ($1.1 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2016 and 2017. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Competition and Market Factors.  As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK and CRB board and other paper substrates such as SBS. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

In addition, the Company’s sales have historically been driven by consumer buying habits in the markets its customers serve. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales.

Debt Obligations.  The Company has aggregate principal amount of $1,889.2 million of outstanding debt obligations as of December 31, 2015. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and Indentures also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF 2015 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations.

•
Net Sales in 2015 decreased by $80.3 million or 1.9%, to $4,160.2 million from $4,240.5 million in 2014 primarily due to the sale of multi-wall bag and labels businesses in 2014, unfavorable exchange rates and lower pricing, partially offset by the North American and Benson acquisitions.

•
Income from Operations in 2015 increased by $199.3 million or 87.5%, to $427.1 million from $227.8 million in 2014 primarily due to the loss on sale of multi-wall bag in 2014 and cost savings through continuous improvement programs, partially offset by unfavorable exchange rates, the lower pricing, and higher costs, primarily for labor and benefits.

Acquisitions

•
On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), an award winning folding carton producer with a strong regional presence in the food, craft beer and other consumer product markets.

•
On February 4, 2015, the Company completed the acquisition of certain assets of Cascades Norampac Division ("Cascades") in Canada. Cascades services the food and beverage markets and operates three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp mill located in Jonquiere, Quebec and a coated recycled board mill located in East Angus, Quebec. The Jonquiere mill was shutdown in the third quarter of 2015.

•
On January 2, 2015, the Company acquired Rose City Printing and Packaging Inc. ("Rose City") through the purchase of all of the issued and outstanding stock of its parent company, Rose City Holding Company. Rose City services food and beverage markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA. The Carded, Cascades, and Rose City transactions are all referred to collectively as the "North American Acquisitions."

Capital Allocations

•
On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During 2015, the Company repurchased approximately 4.6 million shares, or approximately $63 million, of its common stock under this program at an average price of $13.60.

•
On February 4, 2015, May 20, 2015, July 30, 2015 and November 19, 2015, the Company's board of directors declared a regular quarterly dividend of $0.05 per common share. During 2015, the Company declared and paid cash dividends of approximately $66 million and $49 million, respectively.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2015	2014	2013
Net Sales	$4,160.2	$4,240.5	$4,478.1
Income from Operations	$427.1	$227.8	$341.6
Interest Expense, Net	(67.8)	(80.7)	(101.9)
Loss on Modification or Extinguishment of Debt	—	(14.4)	(27.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	$359.3	$132.7	$212.6
Income Tax Expense	(130.4)	(45.4)	(67.4)
Income before Equity Income of Unconsolidated Entities	$228.9	$87.3	$145.2
Equity Income of Unconsolidated Entities	1.2	1.7	1.5
Net Income	$230.1	$89.0	$146.7

2015 COMPARED WITH 2014

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Foreign Exchange	2015	Increase (Decrease)	Percent Change
Consolidated	$4,240.5	$(15.6)	$265.9	$(221.6)	$(109.0)	$4,160.2	$(80.3)	(1.9)%

The Company's Net Sales in 2015 decreased by $80.3 million or 1.9%, to $4,160.2 million from $4,240.5 million for the same period in 2014. Excluding net sales of the divestitures of the Company's multi-wall bag and label businesses in 2014 of $221.6 million, net sales increased $141.3 million. The increase was due primarily to the North American and Benson Acquisitions of approximately $303.3 million, partially offset by unfavorable foreign currency exchange rates of $109.0 million, lower pricing due to deflationary cost pass throughs and settlements. Volumes were even with prior year as decreases due to the continuation of soft demand in key markets for certain consumer products, primarily cereal and frozen and dry foods, were offset by new products. Global beverage volumes were essentially even with prior year as declines in soft drink and big beer were offset by increases in craft beer, specialty beverage (energy drinks and teas) and open market beverage. The unfavorable currency impact was primarily in Europe and the United Kingdom.

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Inflation	Foreign Exchange	Other (a)	2015	Increase (Decrease)	Percent Change
Consolidated	$227.8	$(15.6)	$12.1	$178.9	$(9.0)	$(29.2)	$62.1	$427.1	$199.3	87.5%

(a)	Includes the Company’s cost reduction initiatives, combination-related expenses and sale of businesses.

The Company's Income from Operations for 2015 increased $199.3 million or 87.5%, to $427.1 million from $227.8 million for the same period in 2014 primarily due to the loss on sale of multi-wall bag in 2014, cost savings through continuous improvement programs as well as general and administrative cost savings following the divestitures in 2014 and lower integration costs and synergies related to the Benson Acquisition. These increases were partially offset by unfavorable foreign currency exchange rates, inflation and the lower pricing. The inflation costs in 2015 primarily related to labor and benefits ($27.9 million) and wood ($6.8 million), partially offset by lower costs for chemicals ($8.4 million), energy ($10.0 million), primarily due to the price of natural gas, freight ($4.6 million), fiber ($0.8 million), external board ($0.8 million), and other ($1.1 million).

Interest Expense, Net

Interest Expense, Net decreased by $12.9 million to $67.8 million in 2015 from $80.7 million in 2014. Interest Expense, Net decreased due to both lower total debt levels and lower interest rates on the Company’s debt. As of December 31, 2015, approximately 34% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2015, the Company recognized Income Tax Expense of $130.4 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $359.3 million. During 2014, the Company recognized Income Tax Expense of $45.4 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $132.7 million. The effective tax rate for 2015 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances, as well as the effects of certain discrete tax items. The Company has NOLs of approximately $470 million for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity Income of Unconsolidated Entities

Equity Income of Unconsolidated Entities was $1.2 million in 2015 and $1.7 million in 2014 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2014 COMPARED WITH 2013

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Foreign Exchange	2014	Increase (Decrease)	Percent Change
Consolidated	$4,478.1	$78.1	$75.2	$(388.1)	$(2.8)	$4,240.5	$(237.6)	(5.3)%

The Company’s Net Sales in 2014 decreased by $237.6 million, or 5.3% to $4,240.5 million from $4,478.1 million in 2013. The decrease was due primarily to the sale of the Company's multi-wall bag and labels businesses in 2014 and the specialty plastics and URB mill in 2013, representing approximately $388.1 million of the decrease in net sales, and lower volume in the consumer product and beverage markets. In the beverage markets, brand name beer sales were down partially offset by increases at the craft brewers. Soft drink sales also decreased in 2014 although to a lesser extent than beer. Declines in the market demand for frozen foods, cereal and dry foods resulted in lower volumes for consumer products. These decreases were partially offset by an increase of approximately $115 million due to the Benson acquisition and higher pricing due to inflationary cost past throughs. New product introductions in both beverage and consumer products also helped offset market related volume declines.

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2013	Price	Volume/Mix	Divestitures	Inflation	Foreign Exchange	Other(a)	2014	Increase (Decrease)	Percent Change
Consolidated	$341.6	$78.1	$(2.5)	$(14.5)	$(75.6)	$(5.2)	$(94.1)	$227.8	$(113.8)	(33.3)%

(a)	Includes the Company’s cost reduction initiatives and integration related expenses.

The Company’s Income from Operations in 2014 decreased by $113.8 million, or 33.3%, to $227.8 million from $341.6 million in 2013. The decrease was due primarily to the loss on the sale of the multi-wall bag and labels businesses, the first quarter impact of severe weather and related power outages resulting in lost production, higher manufacturing and freight costs, charges related to acquisition and integration activities, and inflation. Inflation during the period was primarily related to higher labor and benefits ($33.8 million), energy ($13.2 million), externally purchased board ($11.4 million), wood ($7.0 million), inks and coatings ($3.7 million) freight ($2.5 million) and other costs ($0.5 million), partially offset by lower secondary fiber costs ($2.5 million). These decreases were partially offset by higher pricing, the Benson Acquisition, synergies in Europe, the gain on the sale of the flexible plastics business and cost savings through continuous improvement programs and manufacturing initiatives.

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

During 2013, the Company (1) completed the issuance and sale of $425 million aggregated principal amount of its 4.75% Senior Notes due 2021, (2) redeemed 100% of the $425 million aggregated principal of its 9.5% Senior Notes due in 2017, and (3) entered into Amendment No. 2 to the Credit Agreement to add international credit facilities, to extend the maturity date of its existing revolving credit and term loan facilities from March 16, 2017 to September 13, 2018 and to amend certain other terms of the agreement. As a result, in aggregate, approximately $27.1 million of fees were expensed as part of the loss on modification or extinguishment of debt.

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

Segment Reporting

Prior to the sale of the multi-wall bag business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging. Following the sale, the Company reported its results in one reportable segment: paperboard packaging. During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 Segment Reporting, concluded there are three reportable segments, and recast prior periods:

Paperboard Mills includes the seven North American paperboard mills which produce primarily coated unbleached kraft (“CUK”) and coated recycled board (“CRB”). The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard to external customers.

Americas Paperboard Packaging includes paperboard packaging folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company also assessed and allocated certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim operating segment and unallocated corporate and one-time costs.

	Year Ended December 31,
In millions	2015	2014	2013
NET SALES:
Paperboard Mills	$480.5	$380.6	$375.0
Americas Paperboard Packaging	3,049.6	3,006.7	3,010.8
Europe Paperboard Packaging	603.9	596.6	466.7
Flexible Packaging	—	215.6	539.1
Corporate/Other/Eliminations	26.2	41.0	86.5
Total	$4,160.2	$4,240.5	$4,478.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$12.9	$8.5	$(59.3)
Americas Paperboard Packaging	403.9	412.0	430.1
Europe Paperboard Packaging	40.8	32.5	24.1
Flexible Packaging (a)	—	(186.1)	(12.4)
Corporate and Other	(30.5)	(39.1)	(40.9)
Total	$427.1	$227.8	$341.6

(a) Includes Loss on Sale of Assets of multi-wall bag business of $171.1 million in 2014.

2015 COMPARED WITH 2014

Paperboard Mills - Open market paperboard Net Sales and Income from Operations increased due to the acquisition of Cascades.

Americas Paperboard Packaging - Sales increased due to the Rose City, Cascades, and Carded acquisitions, new product introductions and increased sales of craft beer and specialty beverage (energy drinks and teas) packaging. This increase was partially offset by soft demand for certain consumer and beverage products, primarily cereal, frozen and dried foods, soft drink and big beer, as well as unfavorable exchange rates primarily in Brazil. Income from Operations decreased slightly due to higher inflation, which was partially offset by the acquisitions and improved operating performance.

Europe Paperboard Packaging - Sales increased due to the May 2014 Benson acquisition and new business, partially offset by unfavorable exchange rates. Income from Operations increased due to synergies and improved operating performance.

2014 COMPARED WITH 2013

Paperboard Mills - Open market paperboard sales increased slightly over prior year due to increased volume and improved pricing. Income from Operations increased due to the improved pricing and performance, partially offset by inflation.

Americas Paperboard Packaging - Sales decreased due to declines in market demand for frozen and dry foods, cereal, big beer and soft drinks. These decreases were partially offset by favorable pricing due to inflationary cost pass throughs, new product introductions and increased sales of craft beer. Income from Operations decreased due to higher inflation and the lower volumes, partially offset by improved operating performance.

Europe Paperboard Packaging - Sales increased due to the Benson acquisition and new products, partially offset by price. Income from Operations increased due to the Benson acquisition and improved operating performance.

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

Cash Flows

	Years Ended December 31,
In millions	2015	2014
Net Cash Provided by Operating Activities	$589.2	$526.6
Net Cash Used in Investing Activities	$(399.8)	$(183.2)
Net Cash Used in Financing Activities	$(210.9)	$(308.8)

Net cash provided by operating activities in 2015 totaled $589.2 million, compared to $526.6 million in 2014. The increase was due primarily to improved operating results as compared to the prior year and lower interest payments due to lower average interest rates and debt balances as compared to the prior year. Pension contributions in 2015 and 2014 were $53.4 million and $52.2 million, respectively.

Net cash used in investing activities in 2015 totaled $399.8 million, compared to $183.2 million in 2014. Current year activities consisted primarily of capital spending of $244.1 million and $163.2 million, net of cash acquired, for the North American Acquisitions. In the prior year, the Company paid $173.8 million, net of cash acquired, for the Benson acquisition, partially offset by proceeds received of $170.8 million from the sale of Multi-wall bag and Labels businesses. Additionally, the Company had $201.4 million of capital spending and received proceeds of $26.9 million from a government grant.

Net cash used in financing activities in 2015 totaled $210.9 million, compared to $308.8 million used in financing activities in 2014. Current year activities include net payments under revolving credit facilities of $50.8 million and payments on debt of $25 million. The Company also paid dividends of $49.3 million, repurchased $63.0 million of its common stock, and withheld $21.5 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year, the Company made net payments under revolving credit facilities of $54.3 million and payments on debt of $214.6 million. In 2014, the Company also entered into Amendment No. 3 to the prior credit agreement increasing the revolving credit facilities under which borrowings may be made in Sterling or Euro by €63 million (approximately $86 million). The Company subsequently entered into the Credit Agreement, pursuant to which the revolving credit facility was increased by $250 million, the term loan was reduced by approximately $169 million and the maturity date was extended to October 2019. In 2014, the Company also completed the issuance and sale of $250 million aggregate principal amount of 4.875% Notes due 2022 and redeemed 100% of $250.0 million aggregate principal of its 7.875% Senior Notes due in 2018. The bonds were redeemed at a price of 103.94%. The Company incurred costs of approximately $17 million related to these financing activities.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facility and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021 and 4.875% Senior Notes due 2022 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, and dividend payments although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

As of December 31, 2015, the Company had approximately $470 million of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

As of December 31, 2015, the Company had $51.5 million of cash in foreign jurisdictions for which deferred taxes in the U.S. have not been provided, as earnings have been deemed indefinitely reinvested outside the U.S.

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
The Company has entered into various factoring and supply chain financing arrangements, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the years ended December 31, 2015 and 2014, the Company sold receivables under these programs totaling approximately $129 million and $413 million, respectively.

In 2014, the Company entered into an agreement for the purchasing and servicing of receivables, to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. In 2015, the Company entered into a similar agreement for the purchasing and servicing of receivables in Europe (collectively referred as the “AR Sales Agreements”). Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the FASB Codification. During 2015, under these agreements, the Company sold and derecognized approximately $1.1 billion of receivables, of which approximately $920 million has been collected on behalf of the financial institution, approximately $154 million has been funded by the financial institution, resulting in deferred proceeds of approximately $51 million as of December 31, 2015. During 2014 under the agreement, the Company sold and derecognized approximately $231 million of receivables, of which approximately $125 million has been collected on behalf of the financial institution, $74 million has been funded by the financial institution, resulting in deferred proceeds of approximately $32 million as of December 31, 2014. Cash proceeds related to the sales are included in cash from operating activities in the Consolidated Statements of Cash Flows in the Receivables, Net line item. The loss on sale is not material and is included in Other Income, Net line item.
Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $282 million and $127 million as of December 31, 2015 and 2014, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2015, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.40 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2015, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 11.91 to 1.00.

As of December 31, 2015, the Company's credit was BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' rating on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in 2015 was $253.8 million ($244.1 million was paid), compared to $215.2 million in 2014 ($201.4 million was paid). During 2015, the Company had capital spending of $216.4 million for improving process capabilities, $24.9 million for capital spares and $12.5 million for manufacturing packaging machinery.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2015 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$1,887.4	$35.8	$151.6	$1,024.9	$675.1
Operating Leases	117.7	26.7	41.0	19.6	30.4
Capital Leases	1.8	0.8	0.9	0.1	—
Interest Payable	410.3	64.9	156.3	189.1	—
Purchase Obligations (a)	700.0	164.4	200.9	114.8	219.9
Pension Funding	50.0	50.0	—	—	—
Total Contractual Obligations (b)	$3,167.2	$342.6	$550.7	$1,348.5	$925.4

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

International Operations

For 2015, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 23% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2015, approximately 19% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the euro, British pound sterling, the Australian dollar or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $37.2 million, which was recorded in Other Comprehensive (Loss) Income for the year ended December 31, 2015. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2016 and 2017. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension expense for defined benefit pension plans was $16.0 million in 2015 compared with $6.0 million in 2014. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 6.81% and 7.69% in 2015 and 2014, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2015, the net actuarial loss was $286.6 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification.

The discount rate used to determine the present value of future pension obligations at December 31, 2015 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 4.41% and 4.02% in 2015 and 2014, respectively.

The Company’s pension expense is estimated to be approximately $15 million in 2016. The estimate is based on a weighted average expected long-term rate of return of 5.90%, a weighted average discount rate of 4.41% and other assumptions. Pension expense beyond 2016 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans. Beginning in 2016, the Company has changed its methodology of calculating the service and interest cost components of pension expense from using a yield curve aggregate approach to using individual spot rates along the yield curve. The impact of this change is a $9 million reduction in pension expense for 2016 compared to the prior approach.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $3 million and the December 31, 2015 projected benefit obligation would increase by about $30 million.

The fair value of assets in the Company’s plans was $1,038.9 million at December 31, 2015 and $1,092.8 million at December 31, 2014. The projected benefit obligations exceed the fair value of plan assets by $200.1 million and $273.9 million as of December 31, 2015 and 2014, respectively. The accumulated benefit obligation (“ABO”) exceeded plan assets by $187.3 million at the end of 2015. At the end of 2014, the ABO exceeded the fair value of plan assets by $260.5 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2015, the Company had five reporting units, four of which had goodwill.

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

The Company performed its annual goodwill impairment test as of October 1, 2015 and concluded that the fair value of its reporting units exceeded their carrying values including goodwill and, therefore, that goodwill was not impaired.

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

• Deferred Income Taxes and Potential Assessments

According to the Income Taxes topic of the FASB Codification, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The FASB Codification provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. The Company has evaluated the need to maintain a valuation allowance for deferred tax assets based on its assessment of whether it is more likely than not that deferred tax benefits would be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In determining whether a valuation allowance is required, many factors are considered, including the specific taxing jurisdiction, the carryforward period, reversals of existing taxable temporary differences, cumulative pretax book earnings, income tax strategies and forecasted earnings for the entities in each jurisdiction.

As of December 31, 2015, the Company has recorded a valuation allowance of $44.8 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain state net operating loss carryforwards and federal capital loss carryforwards. As of December 31, 2014, a total valuation allowance of $53.6 million was recorded.

As of December 31, 2015, the Company has only provided for deferred U.S. income taxes on $4.3 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on $12.6 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

The Company records liabilities for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the most likely outcome of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

BUSINESS OUTLOOK

Total capital investment for 2016 is expected to be between $270 million and $280 million and is expected to relate principally to the Company’s process capability improvements (approximately $240 million), acquiring capital spares (approximately $20 million), and producing packaging machinery (approximately $15 million).

The Company also expects the following in 2016:

•	Depreciation and amortization expense between $290 million and $310 million, excluding approximately $20 million of pension amortization.

•	Interest expense of $75 million to $85 million, including approximately $4 million to $5 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash of $360 million to $380 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activities.

•	Pension plan contributions of $40 million to $60 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2015, the Company had active interest rate swap agreements with a notional amount of $560 million in addition to $450 million in forward starting interest rate swaps.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$—	$0.8	$0.6	$0.2	$0.1	$675.1	$676.8	$693.6
Average Interest Rate	1.77%	1.76%	1.80%	1.77%	1.26%	4.80%	—	—
Variable Rate	$25.0	$25.0	$125.2	$1,024.6	$—	$—	$1,199.8	$1,197.6
Average Swap Rate is .45% — .82%	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Notional	$560.0	$300.0	$150.0	$—	$—	$—	$1,010.0	$—
Average Pay Rate	0.75%	0.81%	1.40%	—	—	—	—	—
Average Receive Rate	1-Month LIBOR	1-Month LIBOR	1-Month LIBOR	—	—	—	—	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2015, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2015, when aggregated and measured in U.S. dollars at December 31, 2015 exchange rates, had net notional amounts totaling $45.5 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2015 and 2014, there were minimal amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2015 and 2014.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2015
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$16.2	$(0.4)
Weighted average contractual exchange rate	122.60
Receive $US/Pay Euro	$33.9	$(0.6)
Weighted average contractual exchange rate	1.07
Receive $US/Pay GBP	$15.1	$0.4
Weighted average contractual exchange rate	1.52

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2016 and 2017. The carrying amount and fair value of the natural gas swap contracts is a net liability of $11.9 million as of December 31, 2015. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive (Loss), Income in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2015	2014	2013
Net Sales	$4,160.2	$4,240.5	$4,478.1
Cost of Sales	3,371.1	3,453.3	3,752.5
Selling, General and Administrative	347.7	365.5	384.3
Other Income, Net	(7.7)	(3.7)	(13.4)
Restructuring and Other Special Charges, Net	22.0	197.6	13.1
Income from Operations	427.1	227.8	341.6
Interest Expense, Net	(67.8)	(80.7)	(101.9)
Loss on Modification or Extinguishment of Debt	—	(14.4)	(27.1)
Income before Income Taxes and Equity Income of Unconsolidated Entities	359.3	132.7	212.6
Income Tax Expense	(130.4)	(45.4)	(67.4)
Income before Equity Income of Unconsolidated Entities	228.9	87.3	145.2
Equity Income of Unconsolidated Entities	1.2	1.7	1.5
Net Income	$230.1	$89.0	$146.7
Net Loss (Income) Attributable to Noncontrolling Interests	—	0.7	(0.1)
Net Income Attributable to Graphic Packaging Holding Company	$230.1	$89.7	$146.6

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.70	$0.27	$0.42
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.70	$0.27	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
In millions	2015	2014	2013
Net Income	$230.1	$89.0	$146.7
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(0.7)	(6.9)	3.2
Currency Translation Adjustment	(37.2)	(34.0)	(13.7)
Pension and Postretirement Benefit Plans	26.8	(105.2)	134.0
Total Other Comprehensive (Loss) Income, Net of Tax	(11.1)	(146.1)	123.5
Total Comprehensive Income (Loss)	219.0	(57.1)	270.2
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	0.4	(0.5)
Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$219.0	$(56.7)	$269.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$54.9	$81.6
Receivables, Net	423.9	413.6
Inventories, Net	557.1	521.8
Other Current Assets	30.9	32.0
Total Current Assets	1,066.8	1,049.0
Property, Plant and Equipment, Net	1,586.4	1,546.8
Goodwill	1,167.8	1,118.1
Intangible Assets, Net	386.7	385.6
Other Assets	48.4	38.1
Total Assets	$4,256.1	$4,137.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$36.6	$32.2
Accounts Payable	457.9	424.9
Compensation and Employee Benefits	119.7	118.6
Interest Payable	9.2	9.4
Other Accrued Liabilities	108.8	91.6
Total Current Liabilities	732.2	676.7
Long-Term Debt	1,838.9	1,925.5
Deferred Income Tax Liabilities	266.7	132.2
Accrued Pension and Postretirement Benefits	247.3	312.8
Other Noncurrent Liabilities	69.3	78.1

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized at December 31, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized at December 31, 2015 and 2014, 324,688,717 and 327,044,500 shares issued and outstanding at December 31, 2015 and 2014, respectively	3.2	3.3
Capital in Excess of Par Value	1,771.0	1,796.5
Accumulated Deficit	(326.8)	(452.9)
Accumulated Other Comprehensive Loss	(345.7)	(334.6)
Total Shareholders' Equity	1,101.7	1,012.3
Total Liabilities and Shareholders' Equity	$4,256.1	$4,137.6

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other
	Common Stock		Capital in Excess of Par Value
In millions, except share amounts	Shares	Amount		Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances at December 31, 2012	344,534,039	$3.4	$1,915.1	$(633.2)	$(311.3)	$(1.7)	$972.3
Net Income	—	—	—	146.6	—	—	146.6
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3.2	—	3.2
Pension and Postretirement Benefit Plans	—	—	—	—	133.5	—	133.5
Currency Translation Adjustment	—	—	—	—	(13.6)	—	(13.6)
Repurchase of Common Stock	(23,866,348)	(0.2)	(143.8)	(56.0)	—	—	(200.0)
Investment in Subsidiaries	—	—	(1.7)	—	—	1.7	—
Recognition of Stock-Based Compensation	—	—	20.3	—	—	—	20.3
Issuance of Shares for Stock-Based Awards	4,078,951	—	—	—	—	—	—
Balances at December 31, 2013	324,746,642	$3.2	$1,789.9	$(542.6)	$(188.2)	$—	$1,062.3
Net Income	—	—	—	89.7	—	—	89.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(6.9)	—	(6.9)
Pension and Postretirement Benefit Plans	—	—	—	—	(105.5)	—	(105.5)
Currency Translation Adjustment	—	—	—	—	(34.0)	—	(34.0)
Investment in Subsidiaries	—	—	1.5	—		—	1.5
Recognition of Stock-Based Compensation	—	—	5.1	—	—	—	5.1
Issuance of Shares for Stock-Based Awards	2,297,858	0.1	—	—	—	—	0.1
Balances at December 31, 2014	327,044,500	$3.3	$1,796.5	$(452.9)	$(334.6)	$—	$1,012.3
Net Income	—	—	—	230.1	—	—	230.1
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(0.7)	—	(0.7)
Pension and Postretirement Benefit Plans	—	—	—	—	26.8	—	26.8
Currency Translation Adjustment	—	—	—	—	(37.2)	—	(37.2)
Repurchase of Common Stock	(4,625,211)	(0.1)	(24.4)	(38.5)	—	—	(63.0)
Dividends Declared	—	—	—	(65.5)	—	—	(65.5)
Recognition of Stock-Based Compensation	—	—	(1.1)	—	—	—	(1.1)
Issuance of Shares for Stock-Based Awards	2,269,428	—	—	—	—	—	—
Balances at December 31, 2015	324,688,717	$3.2	$1,771.0	$(326.8)	$(345.7)	$—	$1,101.7
The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$230.1	$89.0	$146.7

Non-cash Items Included in Net Income:
Depreciation and Amortization	280.5	270.0	277.4
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	4.6	4.5
Amortization of Deferred Debt Issuance Costs	4.1	4.8	7.0
Deferred Income Taxes	110.0	33.1	62.7
Amount of Postretirement Expense Less Than Funding	(39.4)	(46.3)	(12.4)
Loss (Gain) on the Sale of Assets, Net	1.9	173.6	(26.6)
Asset Write-offs	0.7	7.0	1.5
Other, Net	20.3	31.0	19.5
Changes in Operating Assets and Liabilities, Net of Acquisitions and Dispositions (See Note 3)	(19.0)	(40.2)	(22.3)
Net Cash Provided by Operating Activities	589.2	526.6	458.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(244.1)	(201.4)	(209.2)
Proceeds from Government Grant	—	26.9	—
Acquisition of Businesses, Net of Cash Acquired	(163.2)	(173.8)	—
Proceeds Received from the Sale of Assets, Net of Selling Costs	—	170.8	73.5
Other, Net	7.5	(5.7)	(8.7)
Net Cash Used in Investing Activities	(399.8)	(183.2)	(144.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(63.0)	—	(200.0)
Proceeds from Issuance or Modification of Debt	—	250.0	425.0
Retirement of Long-Term Debt	—	(247.7)	(425.0)
Payments on Debt	(25.0)	(214.6)	(71.3)
Borrowings under Revolving Credit Facilities	903.0	1,957.9	1,729.2
Payments on Revolving Credit Facilities	(953.8)	(2,012.2)	(1,738.0)
Redemption and Early Tender Premiums and Debt Issuance Costs	—	(16.8)	(29.9)
Repurchase of Common Stock related to Share-Based Payments	(21.5)	(14.7)	(11.2)
Payment of Dividends	(49.3)	—	—
Other, Net	(1.3)	(10.7)	10.1
Net Cash Used in Financing Activities	(210.9)	(308.8)	(311.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.2)	(5.2)	(1.8)

Net (Decrease) Increase in Cash and Cash Equivalents	(26.7)	29.4	0.7
Cash and Cash Equivalents at Beginning of Period	81.6	52.2	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54.9	$81.6	$52.2

Non-cash investing activities:

	Year Ended December 31,
In millions	2015	2014	2013
Total Consideration Received from the Sale of Assets	$—	$181.0	$83.2
Cash Proceeds Received from the Sale of Assets	—	170.8	73.5
Non-cash Consideration Received from the Sale of Assets	$—	$10.2	$9.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer product companies. The Company is one of the largest producers of folding cartons in the United States ("U.S.") and holds a leading market position in coated unbleached kraft paperboard and coated-recycled boxboard. The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to customer service.

GPHC became a new publicly-traded parent company when, on March 10, 2008, the businesses of Graphic Packaging Corporation (“GPC”) and Altivity Packaging, LLC were combined through a series of transactions.

GPHC and GPC conduct no significant business and have no independent assets or operations other than GPHC’s ownership of all of GPC’s outstanding common stock, and GPC’s ownership of all of the outstanding common stock of Graphic Packaging International, Inc. ("GPII"). Effective as of December 31, 2015, GPC was merged into and with GPII, with GPII being the surviving company.

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

Prior to May 30, 2014, the Company held an 87% ownership interest in Graphic Flexible Packaging, LLC ("GFP"), which was consolidated in the Company's financial statements. On May 30, 2014, the Company acquired the remaining 13% of GFP and sold 100% of GFP on June 30, 2014. For more information see Note 14 - Redeemable Noncontrolling Interests. The noncontrolling interest is shown in the Company's financial statements.

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

The Company has entered into various factoring and supply chain financing arrangements, which qualify for sale accounting in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification"). For the years ended December 31, 2015 and 2014, the Company sold receivables under these programs totaling approximately $129 million and $413 million, respectively.
In 2014, the Company entered into an agreement for the purchasing and servicing of receivables, to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. In 2015, the Company entered into a similar agreement for the purchasing and servicing of receivables in Europe (collectively referred as the “AR Sales Agreements”). Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the FASB Codification. During 2015, under these agreements, the Company sold and derecognized approximately $1.1 billion of receivables, of which approximately $920 million has been collected on behalf of the financial institution, approximately $154 million has been funded by the financial institution, resulting in deferred proceeds of approximately$51 million as of December 31, 2015. During 2014 under the agreement, the Company sold and derecognized approximately $231 million of receivables, of which approximately $125 million has been collected on behalf of the financial institution, $74 million has been funded by the financial institution, resulting in deferred proceeds of approximately $32 million as of December 31, 2014. Cash proceeds related to the sales are included in cash from operating activities in the Consolidated Statements of Cash Flows in the Receivables, Net line item. The loss on sale is not material and is included in Other Income, Net line item.
Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $282 million and $127 million as of December 31, 2015 and 2014, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. As of and for the years ended December 31, 2015 and 2014, no customer accounted for more than 10% of net sales.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized interest was $0.8 million, $1.6 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Depreciation expense, including the depreciation expense of assets under capital leases, for 2015, 2014 and 2013 was $227.6 million, $221.6 million and $232.5 million, respectively.

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

Goodwill is the Company’s only intangible asset not subject to amortization at December 31, 2015 and 2014. The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$627.2	$(269.0)	$358.2	$579.5	$(226.1)	$353.4
Patents, Trademarks and Licenses	119.5	(91.0)	28.5	115.4	(83.2)	32.2
Total	$746.7	$(360.0)	$386.7	$694.9	$(309.3)	$385.6

The Company recorded amortization expense for the years ended December 31, 2015, 2014 and 2013 of $52.9 million,
$48.4 million and $44.9 million, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $46 million and $43 million for 2016 and 2017, respectively, and approximately $40 million for 2017 through 2019.

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

Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount (including goodwill), to the fair value of the reporting unit. The estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including future cash flows, and market data and analysis, including market capitalization. The assumptions we use are based on what we believe a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

The Company performed a quantitative impairment analysis of goodwill associated with each of its reporting units as of October 1, 2015 and concluded that the fair values were in excess of the carrying values of each of the reporting units and therefore goodwill was not impaired.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Mills	Americas Paperboard Packaging	Europe Paperboard Packaging	Flexible Packaging	Total
Balance at December 31, 2013	$408.5	$692.5	$16.2	$8.2	$1,125.4
Disposal of Business	—	(47.2)	—	(8.2)	(55.4)
Acquisition of Businesses	—	—	51.9	—	51.9
Foreign Currency Effects	—	(1.2)	(2.6)	—	(3.8)
Balance at December 31, 2014	$408.5	$644.1	$65.5	$—	$1,118.1
Acquisition of Businesses	—	55.6	—	—	55.6
Foreign Currency Effects	—	(1.4)	(4.5)	—	(5.9)
Balance at December 31, 2015	$408.5	$698.3	$61.0	$—	$1,167.8

Retained Insurable Risks

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of the FASB Codification. A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2015, 2014 and 2013 were $13.8 million, $14.9 million and $16.8 million, respectively.

Restructuring and Other Special Charges, Net

The following table summarizes the transactions recorded in Restructuring and Other Special Charges in the Consolidated Statements of Operations as of December 31:

In millions	2015	2014	2013
Loss (Gain) on Sale or Closure of Certain Assets	$1.9	$180.1	$(17.9)
Net Charges Associated with Business Combinations	14.0	12.4	29.2
Other Special Charges	6.1	5.1	1.8
Total	$22.0	$197.6	$13.1

On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), an award winning folding carton producer with a strong regional presence in the food, craft beer and other consumer product markets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 4, 2015, the Company completed the acquisition of certain assets of Cascades Norampac Division ("Cascades") in Canada. Cascades services the food and beverage markets and operates three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp mill located in Jonquiere, Quebec and a coated recycled board mill located in East Angus, Quebec. The Jonquiere mill was shutdown in the third quarter of 2015.

On January 2, 2015, the Company acquired Rose City Printing and Packaging Inc. ("Rose City") through the purchase of all of the issued and outstanding stock of its parent company, Rose City Holding Company. Rose City services food and beverage markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA.

The Carded, Cascades, and Rose City transactions are all referred to collectively as the "North American Acquisitions"
and charges associated with the North American Acquisitions are included in Net Charges Associated with Business Combinations in the table above. For more information regarding these acquisitions see Note 4 - Acquisitions.

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

Capital Allocation Plan, Equity Offerings and Share Repurchases

Capital Allocation Plan

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During 2015, the Company repurchased 4.6 million shares, or approximately $63 million, of its common stock under this program at an average price of $13.60.

On February 4, 2015, May 20, 2015, July 30, 2015 and November 19, 2015, the Company's board of directors declared a regular quarterly dividend of $0.05 per common share. During 2015, the Company declared and paid cash dividends of approximately $66 million and $49 million, respectively.

Equity Offerings

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the CD&R Fund, the "Selling Stockholders"). Following the completion of the offering in the second quarter, these Selling Stockholders no longer hold shares of the common stock.

Adoption of New Accounting Standards

In November 2015, the FASB issued Accounting Standard Update ("ASU") No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Board also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The Board further provides that this Update may be applied to all deferred tax assets and liabilities retrospectively to all periods presented. The Company chose to adopt the Update retrospectively for the year ended December 31, 2015 and reclassified $0.1 million and $177.1 million from net current deferred income tax assets to net non-current deferred tax assets and net non-current deferred income tax liabilities, respectively, as of December 31, 2014.

Effective December 31, 2015, the Company adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-3 does not change the recognition and measurement requirements for debt issuance costs. The provisions of ASU 2015-03 were applied retrospectively and resulted in the reclassification of $16.6 million of deferred debt issuance costs related to the Company's Senior Notes and Senior Secured Term Loan facilities (see Note 5- Debt) from Other Assets to Long-Term Debt for the years ended December 31,2014. The deferred debt issuance costs associated with the Senior Secured Revolving Credit facilities are recorded in Other Assets.

Accounting Standards Not Yet Adopted

On September 28, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU eliminate the requirement to retrospectively account for provisional amounts recognized in a business combination. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption will not impact the Company's financial position, results of operations and cash flows.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2.	SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2015	2014
Trade	$344.3	$352.7
Less: Allowance	(7.5)	(6.3)
	336.8	346.4
Other (1)	87.1	67.2
Total	$423.9	$413.6

(1) Includes a receivable of approximately $51 million and $32 million for 2015 and 2014, respectively, from the financial institution per the AR Sales Agreements, which is a Level 3 fair value measurement.

Inventories, Net by major class:

In millions	2015	2014
Finished Goods	$265.5	$260.2
Work in Progress	50.4	52.9
Raw Materials	163.0	139.0
Supplies	78.2	69.7
Total	$557.1	$521.8

Other Current Assets:

In millions	2015	2014
Prepaid Assets	$30.5	$30.1
Fair Value of Derivatives, current portion	0.4	1.9
Total	$30.9	$32.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net:

In millions	2015	2014
Property, Plant and Equipment, at Cost:
Land and Improvements	$101.9	$100.9
Buildings	379.7	378.3
Machinery and Equipment (2)	3,844.3	3,612.0
Construction-in-Progress	156.4	81.2
	4,482.3	4,172.4
Less: Accumulated Depreciation (2)	(2,895.9)	(2,625.6)
Total	$1,586.4	$1,546.8

(2) Includes gross assets under capital lease of $8.8 million and related accumulated depreciation of $4.1 million as of December 31, 2015 and gross assets under capital lease of $8.8 million and related accumulated depreciation of $3.4 million as of December 31, 2014.

Other Assets:

In millions	2015	2014
Deferred Debt Issuance Costs, Net of Amortization of $7.7 million and $6.0 million for 2015 and 2014, respectively(3)	$6.1	$7.8
Deferred Income Tax Assets	3.6	7.5
Pension Assets	10.4	0.1
Long-term Receivables	9.4	10.2
Other	18.9	12.5
Total	$48.4	$38.1

(3) See Note- 1 Nature of Business and Summary of Significant Accounting Policies.

Other Accrued Liabilities:

In millions	2015	2014
Fair Value of Derivatives, current portion	$14.2	$15.5
Deferred Revenue	19.5	15.1
Accrued Customer Rebates	6.6	6.7
Other	68.5	54.3
Total	$108.8	$91.6

Other Noncurrent Liabilities:

In millions	2015	2014
Deferred Revenue	$6.1	$5.7
Multi-employer Plans	30.5	30.9
Workers Compensation Reserve	11.6	12.9
Other	21.1	28.6
Total	$69.3	$78.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Used in Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions and dispositions:

In millions	2015	2014	2013
Receivables, Net	$(1.5)	$(25.5)	$49.3
Inventories, Net	(19.7)	(50.4)	(39.5)
Prepaid Expenses	0.1	4.8	(11.4)
Other Assets	(12.4)	9.2	(3.8)
Accounts Payable	12.7	13.3	(13.9)
Compensation and Employee Benefits	(1.9)	9.6	(20.8)
Income Taxes	0.9	9.0	1.1
Interest Payable	(1.1)	(7.4)	21.9
Other Accrued Liabilities	(3.9)	(6.3)	(1.1)
Other Noncurrent Liabilities	7.8	3.5	(4.1)
Total	$(19.0)	$(40.2)	$(22.3)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2015	2014	2013
Interest	$60.9	$79.1	$89.6
Income Taxes	$11.2	$12.2	$12.1

NOTE 4.	ACQUISITIONS

On October 1, 2015, the Company completed the acquisition of Carded. Based in Staunton, VA, Carded's state-of-the-art converting facility produces award winning folding cartons and has a strong regional presence in the food, craft beer and other consumer product markets.

On February 4, 2015, the Company completed the acquisition of certain assets of Cascades Norampac Division ("Cascades") in Canada. Cascades services the food and beverage markets and operated three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp mill located in Jonquiere, Quebec and a coated recycled board mill located in East Angus, Quebec. The Jonquiere mill was shutdown in the third quarter of 2015.

On January 2, 2015, the Company acquired Rose City through the purchase of all of the issued and outstanding stock of its parent company, Rose City Holding Company. Rose City services food and beverage markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA. The Cascades, Rose City, and Carded Graphics transactions are referred to collectively as the "North American Acquisitions."

The Company paid approximately $164 million for the North American Acquisitions using existing cash and borrowings under its revolving line of credit. The acquisition accounting for the North American Acquisitions has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase dates and is subject to adjustments in subsequent periods once the third party valuations are completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisitions were made to continue to grow the North American food and beverage business, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company does not expect the goodwill recorded in connection with the Rose City acquisition to be deductible for tax purposes. The purchase price allocation is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$168.5	$(4.3)	$164.2

In millions
Cash and Cash Equivalents	$1.0	$—	$1.0
Receivables, Net	27.5	—	27.5
Inventories, Net	37.4	(7.3)	30.1
Other Current Assets	1.3	—	1.3
Property, Plant and Equipment, Net	69.8	(28.2)	41.6
Pension Asset	2.5	0.9	3.4
Other Assets	7.7	46.6	54.3
Total Assets Acquired	147.2	12.0	159.2
Current Liabilities	27.3	—	27.3
Pension and Postretirement Benefits	5.7	(0.4)	5.3
Deferred Tax Liabilities	5.1	10.8	15.9
Other Noncurrent Liabilities	2.1	—	2.1
Total Liabilities Assumed	40.2	10.4	50.6
Net Assets Acquired	107.0	1.6	108.6
Goodwill	61.5	(5.9)	55.6
Total Estimated Fair Value of Net Assets Acquired	$168.5	$(4.3)	$164.2

On May 23, 2014, the Company acquired Benson. Under the terms of the transaction, the Company paid $190.7 million in an all cash transaction funded with existing cash and borrowings under the Company's revolving line of credit. Benson operated four folding carton facilities that converted approximately 80,000 tons of paperboard annually into folding cartons for the food, beverage and retail product industries. This transaction is herein referred to as the "Benson Acquisition."

NOTE 5.	DEBT

Short-Term Debt is comprised of the following:

In millions	2015	2014
Short Term Borrowings	$10.8	$5.6
Current Portion of Capital Lease Obligations	0.8	1.6
Current Portion of Long-Term Debt	25.0	25.0
Total	$36.6	$32.2

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2015 and 2014 was 9.2% and 8.1%, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt is comprised of the following:

In millions	2015	2014
Senior Notes with interest payable semi-annually at 4.95%, payable in 2022	$250.0	$250.0
Senior Notes with interest payable semi-annually at 4.80%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.7% at December 31, 2015) payable through 2019	975.0	1,000.0
Senior Secured Revolving Credit Facilities with interest payable at floating rates (1.9% at December 31, 2015) payable in 2019(a)	224.8	288.4
Capital Lease Obligations	1.8	3.1
Other	1.8	2.2
	1,878.4	1,968.7
Less: Current Portion	25.8	26.6
	1,852.6	1,942.1
Less: Unamortized Deferred Debt Issuance Costs (a)	13.7	16.6
Total	$1,838.9	$1,925.5

(a) As of December 31, 2015, the Company adopted ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The adoption required debt issue costs previously reported in Other Assets to be presented as a direct reduction in Total Debt. For more information see Note 1 - Nature of Business and Summary of Significant Accounting Policies.

Long-Term Debt maturities (excluding capital leases) are as follows:

In millions
2016	$25.0
2017	25.8
2018	125.8
2019	1,024.8
2020	0.1
After 2020	675.1
Total	$1,876.6

Senior Notes

On April 2, 2013, the Company completed the issuance and sale of $425 million aggregate principal amount of its 4.75% Senior Notes due 2021. In connection with the new notes, the Company recorded deferred financing cost of approximately $7.2 million.

During June of 2013, the Company redeemed 100% of the $425 million aggregate principal of its 9.5% Senior Notes due in 2017. The bonds were redeemed at a price of 104.75%. The early redemption premium, unamortized issue premium and discount, and unamortized deferred financing costs of $25.9 million are reflected as Loss on Modification or Extinguishment of Debt in the Company's Consolidated Statement of Operations.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During November, 2014 the Company completed the issuance and sale of $250 million aggregate principal amount of 4.875% Notes due 2022. The Company also redeemed 100% of $250.0 million aggregate principal of its 7.875% Senior Notes due in 2018. The bonds were redeemed at a price of 103.94%. In conjunction with both of these transactions, $12.1 million of fees were expensed and are reflected as Loss on Modification or Extinguishment of Debt in the Company's Consolidated Statement of Operations. The remaining fees of $4.4 million were deferred and are being amortized using the effective interest method until maturity.

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

At December 31, 2015, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility (b)	$1,250.0	$149.6	$1,076.7
Senior Secured International Revolving Credit Facility	170.7	75.2	95.5
Other International Facilities	21.5	12.6	8.9
Total	$1,442.2	$237.4	$1,181.1

(b)In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $23.7 million as of December 31, 2015. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire through mid- 2018 unless extended.

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

As of December 31, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 6.	STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s”) and other types of stock-based and cash awards. Prior to the approval of the 2014 Plan and the expiration of the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the “2004 Plan”) in 2014, the Company made all new grants under the 2004 Plan. Awards under the 2004 Plan and the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2004 Plan and 2014 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

The Company has not granted any stock options since 2004. As of December 31, 2015 and December 31, 2014, there were no options outstanding.

A summary of the most recent option activity is as follows:

	Options	Weighted Average Exercise Price
Outstanding — December 31, 2012	2,751,163	$8.01
Exercised	(1,756,629)	6.66
Canceled	(994,534)	10.40
Outstanding — December 31, 2013	—	$—

During 2013, the intrinsic value of options exercised was $2.1 million.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan and 2004 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets and service requirements that must be met for the shares to vest. Since 2011, RSU's granted are payable solely in shares of common stock upon vesting. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

	2015	2014	2013
RSUs — Employees	1,751,823	2,153,885	3,335,039
Weighted-average grant date fair value	$13.28	$10.22	$7.34
Stock Awards — Board of Directors	54,120	77,139	103,842
Weighted-average grant date fair value	$14.78	$10.50	$7.80

A summary of the changes in the number of unvested RSUs from December 31, 2012 to December 31, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2012	12,310,287	$4.63
Granted	3,335,039	7.34
Released	(5,299,116)	3.94
Forfeited	(510,077)	5.94
Outstanding — December 31, 2013	9,836,133	$5.86
Granted	2,153,885	10.22
Released	(3,619,979)	5.18
Forfeited	(756,341)	7.45
Outstanding — December 31, 2014	7,613,698	$7.20
Granted	1,751,823	13.28
Released	(3,657,373)	5.45
Forfeited	(268,560)	9.32
Outstanding — December 31, 2015	5,439,588	$10.22

The initial value of the RSUs is based on the market value of the Company’s common stock on the date of grant. RSUs are recorded in Stockholders' Equity. The unrecognized expense at December 31, 2015 is approximately $26 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2015, 2014 and 2013, $20.4 million, $18.7 million and $19.0 million, respectively, were charged to compensation expense for stock incentive plans. Prior to 2011, RSUs granted were payable in cash and shares of common stock based on the proportion set forth in the grant agreement. During 2013 cash payments for share-based liabilities were $13.3 million.

During 2015, 2014, and 2013, RSUs with an aggregate fair value of $56.1 million, $38.1 million and $27.3 million, respectively, vested and were paid out. Approximately two-thirds of the amounts paid out in 2013 were payable in shares of common stock and one-third was payable in cash. The RSUs vested and paid out in 2015 were granted primarily during 2012.

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

Currently, the North American plans are closed to newly-hired employees. Effective July 1, 2011, the North American plans were frozen for most salaried and non-union hourly employees and replaced with a defined contribution plan. During 2015, the remaining union plans were closed to newly-hired employees. The Company assumed defined benefit pension and postretirement benefit plans in the Cascades acquisition. These plans are closed to newly-hired employees.

During the fourth quarter of 2015, the Company partially settled obligations of certain of its defined benefit pension plans though lump sum payments to certain term-vested employees who were not currently receiving a monthly benefit. Term-vested employees whose future pension benefits were above an established threshold had the option to either accept the lump sum offer or continue to be entitled to their future monthly benefit. The impact of acceptance reduced the projected benefit obligation by $34.7 million and required cash payments from existing plan assets of $34.6 million.

During 2015, the Company settled obligations of a defined benefit plan associated with the Brampton, Ontario facility which was closed. The settlements resulted from lump sum payments to plan participants or the purchase of annuities.

During the fourth quarter of 2014, the Company also partially settled obligations of certain of its defined benefit pension plans though lump sum payments The impact of acceptance reduced the projected benefit obligation by $42.0 million, required cash payment from existing plan assets of $40.2 million and resulted in a settlement charge of $0.8 million.
Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2015	2014	2013	2015	2014	2013
Components of Net Periodic Cost:
Service Cost	$12.8	$12.6	$16.3	$1.0	$1.2	$1.2
Interest Cost	54.8	57.9	52.2	1.7	2.2	2.0
Expected Return on Plan Assets	(74.4)	(79.8)	(68.0)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.7	0.7	0.7	(0.3)	(0.3)	(0.4)
Actuarial Loss (Gain)	19.7	13.2	36.1	(1.6)	(1.0)	(1.1)
Net Curtailment/Settlement Loss	1.5	0.8	—	—	—	—
Special Termination Benefit	—	—	1.2	—	—	—
Other	0.9	0.6	0.7	—	—	—
Net Periodic Cost	$16.0	$6.0	$39.2	$0.8	$2.1	$1.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Weighted Average Assumptions:
Discount Rate	4.02%	4.86%	4.20%	3.95%	4.74%	3.97%
Rate of Increase in Future Compensation Levels	1.45%	1.88%	2.03%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	6.81%	7.69%	7.60%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	7.38%	7.50%	9.00%
Ultimate Health Care Cost Trend Rate	—	—	—	4.96%	4.77%	4.50%
Ultimate Year	—	—	—	2036	2027	2023

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,366.7	$1,218.9	$43.6	$47.9
Service Cost	12.8	12.6	1.0	1.2
Interest Cost	54.8	57.9	1.7	2.2
Actuarial Loss (Gain)	(84.3)	189.1	(5.4)	(5.7)
Foreign Currency Exchange	(16.9)	(17.8)	(0.2)	—
Settlement/Curtailment Gain	(0.4)	(1.8)	—	—
Settlements	(61.1)	(40.2)	—	—
Benefits Paid	(55.9)	(52.5)	(2.8)	(2.2)
Acquisition	22.4	—	2.9	—
Other	0.9	0.5	—	0.2
Benefit Obligation at End of Year	$1,239.0	$1,366.7	$40.8	$43.6

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,092.8	$1,065.7	$—	$—
Actual Return on Plan Assets	3.0	82.9	—	—
Employer Contributions	53.4	52.2	2.8	2.2
Foreign Currency Exchange	(15.2)	(15.3)	—	—
Benefits Paid	(55.9)	(52.5)	(2.8)	(2.2)
Acquisition	21.7	—	—	—
Settlements	(61.1)	(40.2)	—	—
Other	0.2	—	—	—
Fair Value of Plan Assets at End of Year	$1,038.9	$1,092.8	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(200.1)	$(273.9)	$(40.8)	$(43.6)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$10.4	$0.1	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(1.2)	$(2.1)	$(2.8)	$(2.7)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(209.3)	$(271.9)	$(38.0)	$(40.9)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$286.6	$322.7	$(20.1)	$(16.5)
Prior Service Cost (Credit)	$2.3	$2.9	$(1.6)	$(1.9)
Weighted Average Calculations:
Discount Rate	4.41%	4.02%	4.29%	3.95%
Rates of Increase in Future Compensation Levels	1.49%	1.45%	—	—
Initial Health Care Cost Trend Rate	—	—	7.80%	7.38%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	4.96%
Ultimate Year	—	—	2024	2036

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,226.2 million and $1,353.3 million at December 31, 2015 and 2014, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2015 and 2014, except one of the U.K. plans.

Employer Contributions

The Company made contributions of $53.4 million and $52.2 million to its pension plans during 2015 and 2014, respectively. The Company also made postretirement health care benefit payments of $2.8 million and $2.2 million during 2015 and 2014, respectively. For 2016, the Company expects to make contributions of $50 to $60 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2015 and 2014, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2015	2014
Cash	—%	1.1%	2.6%
Equity Securities	59.0	51.7	51.0
Fixed Income Securities	41.0	41.6	39.9
Other Investments	—	5.6	6.5
Total	100.0%	100.0%	100.0%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2015 and 2014:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2015
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$11.4	$5.0	$6.4	$—
Equity Securities:
Domestic (a)	397.1	79.8	317.3	—
Foreign (a)	140.1	63.5	76.6	—
Fixed Income Securities (a)	431.8	172.9	258.9	—
Other Investments:
Real estate (a)	22.6	22.6	—	—
Diversified growth fund (b)	35.9	—	—	35.9
Total	$1,038.9	$343.8	$659.2	$35.9

	Fair Value Measurements at December 31, 2014
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$28.8	$2.3	$26.5	$—
Equity Securities:
Domestic (a)	379.8	77.7	302.1	—
Foreign (a)	177.7	62.8	114.9	—
Fixed Income Securities (a)	436.3	169.1	267.2	—
Other Investments:
Real estate (a)	21.8	—	21.8	—
Diversified growth fund (b)	48.4	—	48.4	—
Total	$1,092.8	$311.9	$780.9	$—

(a) The Level 2 investments are held in pooled funds and fair value is determined by net asset value, based on the underlying investments, as reported on the valuation date.
(b) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five year horizon.

A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2015
Balance Beginning of Period	$—
Transfers In	35.8
Return on Assets Held at December 31	0.1
Balance at December 31,	$35.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2015 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Cost Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.2	$(0.1)
Effect on Year-End Postretirement Benefit Obligation	$1.8	$(1.6)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2025:

In millions	Pension Plans	Postretirement Health Care Benefits
2016	$59.1	$2.8
2017	62.5	3.0
2018	65.1	3.1
2019	67.8	3.2
2020	70.3	3.4
2021— 2025	383.5	16.0

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2016

During 2016, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits
Recognition of Prior Service Cost	$0.8	$(0.3)
Recognition of Actuarial Loss (Gain)	19.2	(2.2)

Beginning in 2016, the Company will change its methodology of calculating the service and interest costs components of pension expense from using a yield curve aggregate approach to using individual spot rates along the yield curve. Pension expense for 2016 is expected to be approximately $15 million.

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2015 and 2014 was $2.1 million and $2.8 million, respectively.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. At December 31, 2015, and December 31, 2014, the Company has $30.5 million and

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$30.9 million, respectively, recorded in Other Noncurrent Liabilities for these withdrawal liabilities which represents the Company's best estimate of the expected withdrawal liability.

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

The Company recorded charges of $4.3 million and $1.5 million in 2014 and 2013 related to the sale of the multi-wall bag business for partial withdrawal from the Paper Industry Union - Management Pension Fund (“PIUMPF”) and the complete withdrawal from the United Food and Commercial Workers International Union - Industry Pension Fund, respectively. There were no similar charges recorded for the year ended December 31, 2015. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company’s results of operations, financial position, or cash flows.

The Company's participation in these plans for the year ended December 31, 2015, 2014 and 2013 is shown in the table below:

		Pension Protection Act Zone Status			Company Contributions (in millions)
Multi-employer Pension Fund	EIN/Pension Plan Number	2015	2014	FIP/RP Status Implemented	2015	2014	2013	Surcharged Imposed	Expiration Date of Bargaining Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2018
PIUMPF (1)	11-6166763/001	Red	Red	Yes	—	0.3	0.4	Yes	9/30/2014
Western Conference of Teamsters Pension Trust - Northwest Area	91-6145047/001	Green	Green	No	0.1	0.1	0.1	No	4/30/2017
Total					$0.2	$0.5	$0.6
(1) The facility associated with this plan was divested on June 30, 2014.

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2015 and 2014 is for the plan's year-end at December 31, 2014 and December 31, 2013, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2015, 2014 and 2013 were $29.0 million, $28.9 million and $27.9 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8.	INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2015	2014	2013
U.S.	$307.6	$128.0	$252.0
International	51.7	4.7	(39.4)
Income before Income Taxes and Equity Income of Unconsolidated Entities	$359.3	$132.7	$212.6

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2015	2014	2013
Current (Expense) Benefit:
U.S.	$(7.9)	$(7.5)	$(1.4)
International	(12.5)	(4.8)	(3.3)
Total Current	$(20.4)	$(12.3)	$(4.7)

Deferred (Expense) Benefit:
U.S.	(110.6)	(35.0)	(65.3)
International	0.6	1.9	2.6
Total Deferred	$(110.0)	$(33.1)	$(62.7)
Income Tax (Expense)	$(130.4)	$(45.4)	$(67.4)

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities at the federal statutory rate of 35% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
In millions	2015	Percent	2014	Percent	2013	Percent
Income Tax Expense at U.S. Statutory Rate	$(125.8)	35.0%	$(46.4)	35.0%	$(74.4)	35.0%
U.S. State and Local Tax (Expense) Benefit	(11.4)	3.2	(5.9)	4.4	(7.7)	3.6
Goodwill Related to Dispositions	—	—	(8.6)	6.5	—	—
Capital Loss on Subsidiary Stock	—	—	—	—	5.4	(2.6)
Permanent Items	1.7	(0.5)	(4.7)	3.5	(3.5)	1.7
Change in Valuation Allowance	1.8	(0.5)	(5.1)	3.9	(15.2)	7.2
International Tax Rate Differences	2.4	(0.7)	3.5	(2.6)	2.9	(1.4)
Foreign Withholding Tax	(0.2)	0.1	(0.1)	—	(0.4)	0.2
Non taxable Excise Tax Credit Refunds	—	—	—	—	29.4	(13.8)
Change in Tax Rates	1.0	(0.3)	4.5	(3.4)	(3.6)	1.7
U.S. Federal & State Research Credits	5.5	(1.5)	20.1	(15.1)	—	—
Uncertain Tax Positions	(3.7)	1.0	(4.5)	3.4	—	—
Other	(1.7)	0.5	1.8	(1.4)	(0.3)	0.1
Income Tax (Expense) Benefit	$(130.4)	36.3%	$(45.4)	34.2%	$(67.4)	31.7%

During the fourth quarter of 2014, the Company completed a multi-year research credit study resulting in the establishment of deferred tax assets for U.S. federal and state research tax credit carryforwards of approximately $20.1 million, for the years ended December 31, 2011 through December 31, 2014. These research tax credit carryforwards have been reduced by $4.5 million in accordance with the measurement criteria of the Income Taxes topic of the FASB Codification. The Company also established a valuation allowance against certain state research credit carryforwards of approximately $5 million. During 2015, the Company established additional U.S. federal research tax credit carryforwards of approximately $5.5 million, which have been reduced by approximately $1.5 million, in accordance with the measurement criteria of the Income Taxes topic of the FASB Codification.

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

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	2015	2014
Deferred Income Tax Assets:
Compensation Based Accruals	$26.5	$38.9
Net Operating Loss Carryforwards	211.5	310.4
Postretirement Benefits	103.2	127.3
Tax Credits	32.6	28.8
Other	63.4	50.5
Valuation Allowance	(44.8)	(53.6)
Total Deferred Income Tax Assets	$392.4	$502.3
Deferred Income Tax Liabilities:
Property, Plant and Equipment	(286.1)	(264.7)
Goodwill	(279.0)	(271.3)
Other Intangibles	(86.8)	(85.1)
Other	(3.6)	(5.9)
Net Noncurrent Deferred Income Tax Liabilities	$(655.5)	$(627.0)
Net Deferred Income Tax (Liability) Asset (a)	$(263.1)	$(124.7)

(a) In November 2015, the FASB issued Accounting Standard Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Board also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The Board further provides that this Update may be applied to all deferred tax assets and liabilities retrospectively to all periods presented. The Company chose to early adopt the Update and apply it retrospectively for the year ended December 31, 2015 and reclassified $0.1 million and $177.1 million from net current deferred income tax assets to net non-current deferred tax assets and net non-current deferred income tax liabilities, respectively, as of December 31, 2014.
The Company has total deferred income tax assets, excluding valuation allowance, of $437.2 million and $555.9 million as of December 31, 2015 and 2014, respectively. The Company has total deferred income tax liabilities of $655.5 million and $627.0 million as of December 31, 2015 and 2014, respectively.
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
The Company reviewed its deferred income tax assets as of December 31, 2015 and 2014, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $44.8 million and $53.6 million at December 31, 2015 and 2014, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2015, $29.2 million relates to net deferred tax assets in certain foreign jurisdictions, $5.9 million relates to a deferred tax asset related to a U.S. federal capital loss carryforward, $5.4 million relates to research credit carryforwards in certain states, and the remaining $4.3 million relates to net operating losses in certain U.S. states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2015,

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the net deferred income tax assets related primarily to the Company’s Brazil, Canada, China, France and Germany operations. In addition, the net deferred tax assets related to certain legacy Canadian operations remain less than more likely than not to be realized in the future.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2015, 2014, and 2013, respectively:

	December 31,
In millions	2015	2014	2013
Balance Beginning of Period	$53.6	$52.1	$37.3
Charges	—	5.1	15.2
Deductions	(8.8)	(3.6)	(0.4)
Balance at End of Period	$44.8	$53.6	$52.1

The U.S. federal net operating loss carryforwards expire as follows:

In millions
2018	$—
2019	—
2021	40.0
2022	1.4
2023	67.9
2024	117.8
2026	22.9
2027	93.1
2028	12.1
2029	114.6
Total	$469.8

U.S. state net operating loss carryforward amounts total $370.7 million and expire in various years through 2031.

International net operating loss carryforward amounts total $101.4 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $32.6 million, of which approximately $8.7 million have no expiration date, and the remainder expire starting in 2020.

As of December 31, 2015, the Company has only provided for deferred U.S. income taxes on $4.3 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $12.6 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In millions	2015	2014
Balance at January 1,	$5.2	$7.4
Additions for Tax Positions of Current Year	0.8	0.4
Additions for Tax Positions of Prior Years	3.2	4.1
Reductions for Tax Positions of Prior Years	(0.1)	(6.7)
Balance at December 31,	$9.1	$5.2

At December 31, 2015, $9.1 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an accrual for the payment of interest and penalties of $0.6 million and $0.1 million at December 31, 2015 and 2014, respectively.

The Company anticipates that approximately $0.6 million of the total unrecognized tax benefits at December 31, 2015 could change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2012 or non-U.S. income tax examinations for years before 2006.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to the debt. At December 31, 2015, the Company had interest rate swap agreements with a notional amount of $560 million which expire in April 2016, under which the Company will pay fixed rates of 0.45% to 0.82% and will receive one-month LIBOR rates. In addition, the Company has $450.0 million in forward starting interest rate swaps under which the Company will pay fixed rates of 0.73% to 1.40% and receive one month LIBOR rates, starting in April 2016 and expiring either February 2017 or October 2018.

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

During 2015 and 2014, there were minimal amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company has hedged a portion of its expected usage for 2016 and 2017. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2015 and 2014, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At December 31, 2015 and 2014, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2015 and 2014, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2015 and 2014, had notional amounts totaling $65.2 million in each year.

No amounts were reclassified to earnings during 2015 and 2014 in connection with forecasted transactions that were no longer considered probable of occurring, and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2015 and 2014.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2015 and 2014, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2015 and 2014, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2015 and 2014, respectively, had net notional amounts totaling $45.5 million and $34.5 million. Unrealized gains and losses resulting from these contracts are recognized in Other Income, Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

Net currency exchange gains included in determining Income from Operations for the years ended December 31, 2015, 2014 and 2013 were $4.7 million, $1.4 million and $5.4 million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fair Value of Financial Instruments

As of December 31, 2015 and 2014 , the Company had a gross derivative liability of $14.2 and $15.5 million respectively, and a gross derivative asset of $0.4 and $1.9 million respectively, primarily related to interest rate, foreign currency and commodity contracts.

As of December 31, 2015, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2015 and 2014 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $1,891.2 million and $1,970.0 million, as compared to the carrying amounts of $1,876.6 million and $1,965.6 million. The fair value of the Company's Long-Term Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2015 and 2014 is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Location in Statement of Operations (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
In millions	2015	2014		2015	2014		2015	2014
Commodity Contracts	$13.2	$12.9	Cost of Sales	$13.8	$(1.8)	Cost of Sales	$(0.4)	$0.5
Foreign Currency Contracts	(2.5)	(3.1)	Other Income, Net	(5.3)	(0.7)	Other Income, Net	—	—
Interest Rate Swap Agreements	2.0	2.2	Interest Expense, Net	3.2	3.3	Interest Expense, Net	—	—
Total	$12.7	$12.0		$11.7	$0.8		$(0.4)	$0.5

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 is as follows:

In millions		2015	2014
Foreign Currency Contracts	Other (Income) Expense, Net	$(2.1)	$(5.4)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2015	2014	2013
Balance at January 1	$(12.5)	$(1.3)	$(5.7)
Reclassification to earnings	11.7	0.8	2.5
Current period change in fair value	(12.7)	(12.0)	1.9
Balance at December 31	$(13.5)	$(12.5)	$(1.3)

At December 31, 2015, the Company expects to reclassify $12.3 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the components of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2015			2014			2013
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments (Loss) Gain	$(1.0)	$0.3	$(0.7)	$(11.2)	$4.3	$(6.9)	$4.4	$(1.2)	$3.2
Currency Translation Adjustment	(37.2)	—	(37.2)	(34.7)	0.7	(34.0)	(13.9)	0.3	(13.6)
Pension and Postretirement Benefit Plans	40.0	(13.2)	26.8	(165.8)	60.3	(105.5)	213.4	(79.9)	133.5
Other Comprehensive Income (Loss)	$1.8	$(12.9)	$(11.1)	$(211.7)	$65.3	$(146.4)	$203.9	$(80.8)	$123.1

The balances of Accumulated Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

	December 31,
In millions	2015	2014
Accumulated Derivative Instruments Loss	$(18.4)	$(17.7)
Currency Translation Adjustment	(87.8)	(50.6)
Pension and Postretirement Benefit Plans	(239.5)	(266.3)
Accumulated Other Comprehensive Loss	$(345.7)	$(334.6)

NOTE 12.	COMMITMENTS AND CONTINGENCIES
The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates and are subject to renewal options and some leases contain escalation clauses. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments at December 31, 2015, are as follows:

In millions	Capital Leases	Operating Leases	Total
2016	$0.8	$26.7	$27.5
2017	0.6	23.6	24.2
2018	0.4	17.4	17.8
2019	0.1	11.6	11.7
2020	—	8.0	8.0
Thereafter	—	30.4	30.4
Total Minimum Lease Payments	1.9	117.7	119.6
Less: Amount Representing Interest	(0.1)	—	(0.1)
Present Value of Net Minimum Leases	$1.8	$117.7	$119.5

Total rental expense was approximately $29 million, $30 million, and $36 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2020. At December 31, 2015, total commitments under these contracts were as follows:

In millions
2016	$164.4
2017	111.0
2018	89.9
2019	62.4
2020	52.4
Thereafter	219.9
Total	$700.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13.	ENVIRONMENTAL AND LEGAL MATTERS
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

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company spent approximately $1.5 million during 2015 to achieve compliance with the National Emission Standards for Hazardous Air Pollutants for units at major sources (known as "Boiler MACT"). The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs. Some costs relating to historic usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

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

During the first and second quarters of 2014, the Selling Stockholders sold approximately 30 million and 43.7 million shares of common stock in secondary public offerings at $9.85 and $10.45 per share, respectively. Following the completion of the offering in the second quarter, the Selling Stockholders no longer hold shares of the Company's common stock.

The beneficial ownership of the Company's common stock by the Selling Stockholders at December 31, 2014 and 2013 is as follows (unaudited):

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

Prior to the sale of the multi-wall bag business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging. Following the sale, the Company reported its results in one reportable segment: paperboard packaging. During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB ASC 280 Segment Reporting, concluded there are three reportable segments, and recast prior periods:
Paperboard Mills includes the seven North American paperboard mills which produce primarily coated unbleached kraft (“CUK”) and coated recycled board (“CRB”). The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard to external customers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Americas Paperboard Packaging includes paperboard packaging folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company also assessed and allocated certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim operating segment and unallocated corporate and one-time costs.
These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in Note 1 - Nature of Business and Summary of Significant Accounting Policies.
The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2015, 2014 or 2013.

Business segment information is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
In millions	2015	2014	2013
NET SALES:
Paperboard Mills	$480.5	$380.6	$375.0
Americas Paperboard Packaging	3,049.6	3,006.7	3,010.8
Europe Paperboard Packaging	603.9	596.6	466.7
Flexible Packaging	—	215.6	539.1
Corporate/Other/Eliminations	26.2	41.0	86.5
Total	$4,160.2	$4,240.5	$4,478.1

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$12.9	$8.5	$(59.3)
Americas Paperboard Packaging	403.9	412.0	430.1
Europe Paperboard Packaging	40.8	32.5	24.1
Flexible Packaging (a)	—	(186.1)	(12.4)
Corporate and Other	(30.5)	(39.1)	(40.9)
Total	$427.1	$227.8	$341.6

CAPITAL EXPENDITURES:
Paperboard Mills	$145.0	$106.0	$112.5
Americas Paperboard Packaging	50.9	45.7	59.9
Europe Paperboard Packaging	39.9	37.4	9.1
Flexible Packaging	—	5.6	17.6
Corporate and Other	8.3	6.7	10.1
Total	$244.1	$201.4	$209.2

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$124.7	$114.5	$106.4
Americas Paperboard Packaging	108.9	101.0	105.3
Europe Paperboard Packaging	40.1	34.7	23.1
Flexible Packaging	—	11.0	27.8
Corporate and Other	6.8	8.8	14.8
Total	$280.5	$270.0	$277.4
(a) Includes Loss on Sale of Assets of multi-wall bag business of $171.1 million in 2014.

	December 31,
In millions	2015	2014	2013
ASSETS AT DECEMBER 31:
Paperboard Mills	$1,445.0	$1,373.5	$1,398.4
Americas Paperboard Packaging	2,157.1	2,076.8	2,283.9
Europe Paperboard Packaging	574.0	607.9	389.4
Flexible Packaging	—	—	283.5
Corporate and Other	80.0	79.4	17.9
Total	$4,256.1	$4,137.6	$4,373.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2015	2014	2013
NET SALES:
Americas(a)	$3,492.6	$3,341.5	$3,332.9
Europe	603.9	596.6	466.7
Asia Pacific	117.4	129.4	132.6
Corporate and Other	(53.7)	173.0	545.9
Total	$4,160.2	$4,240.5	$4,478.1

In millions	2015	2014	2013
ASSETS AT DECEMBER 31:
Americas(a)	$3,590.4	$3,447.0	$3,896.7
Europe	574.0	607.9	389.4
Asia Pacific	91.7	82.7	87.0
Total	$4,256.1	$4,137.6	$4,373.1

(a) Includes North America and Brazil.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2015 and 2014 are shown below.

	2015
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,008.2	$1,057.1	$1,070.0	$1,024.9	$4,160.2
Gross Profit	189.6	198.0	201.9	199.6	789.1
Restructuring and Other Special Charges	2.2	3.9	8.0	7.9	22.0
Income from Operations	105.3	110.2	110.0	101.6	427.1
Net Income	55.1	57.6	60.2	57.2	230.1
Net Income Per Share — Basic(a)	$0.17	$0.17	$0.18	$0.17	$0.70
Net Income Per Share — Diluted(a)	$0.17	$0.17	$0.18	$0.17	$0.70
(a) Does not cross foot due to rounding.

	2014
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,072.7	$1,116.7	$1,050.0	$1,001.1	$4,240.5
Gross Profit	187.0	213.1	202.4	184.7	787.2
Restructuring and Other Special Charges	7.8	171.1	6.8	11.9	197.6
Income (Loss) from Operations	79.7	(52.9)	112.3	88.7	227.8
Net Income (Loss)	34.8	(40.3)	53.0	41.5	89.0
Net Income (Loss) Attributable to Graphic Packaging Holding Company	35.2	(40.0)	53.0	41.5	89.7

Net Income (Loss) Per Share Attributable to Graphic Packaging Holding Company — Basic(a)	$0.11	$(0.12)	$0.16	$0.13	$0.27
Net Income (Loss) Per Share Attributable to Graphic Packaging Holding Company — Diluted(a)	$0.11	$(0.12)	$0.16	$0.13	$0.27
(a) Does not cross foot due to rounding.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18.	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2015	2014	2013
Net Income Attributable to Graphic Packaging Holding Company	$230.1	$89.7	$146.6
Weighted Average Shares:
Basic	329.5	328.6	347.3
Dilutive effect of RSUs and stock options	1.2	1.9	2.4
Diluted	330.7	330.5	349.7
Earnings Per Share — Basic	$0.70	$0.27	$0.42
Earnings Per Share — Diluted	$0.70	$0.27	$0.42

The following are the potentially dilutive securities excluded from the above calculation because the effect would have been anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Employee Stock Options	—	—	773,542

NOTE 19.	OTHER COMPREHENSIVE (LOSS) INCOME

The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the year ended December 31, 2015 (a):

In millions	Derivatives Instruments	Currency Translation Adjustments	Pension Benefit Plans	Postretirement Benefit Plans	Total
Balance at December 31, 2014	$(17.7)	$(50.6)	$(280.2)	$13.9	$(334.6)
Other Comprehensive (Loss) Income before Reclassifications	(7.9)	(37.2)	12.0	3.2	(29.9)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (b)	7.2	—	12.8	(1.2)	18.8
Net Current-period Other Comprehensive (Loss) Income	(0.7)	(37.2)	24.8	2.0	(11.1)
Balance at December 31, 2015	$(18.4)	$(87.8)	$(255.4)	$15.9	$(345.7)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the year ended December 31, 2015:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$13.8		Cost of Sales
Foreign Currency Contracts	(5.3)		Other Income, Net
Interest Rate Swap Agreements	3.2		Interest Expense, Net
	11.7		Total before Tax
	(4.5)		Tax Benefit
	$7.2		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.7	(c)
Actuarial Losses	19.7	(c)
	20.4		Total before Tax
	(7.6)		Tax Benefit
	$12.8		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.3)	(c)
Actuarial Gains	(1.6)	(c)
	(1.9)		Total before Tax
	0.7		Tax Expense
	$(1.2)		Net of Tax

Total Reclassifications for the Period	$18.8

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 — Pensions and Other Postretirement Benefits).

NOTE 20.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII debt securities.

These consolidating financial statements reflect GPHC (“the Parent”); GPII (the "Subsidiary Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the operations of GFP. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees. As of June 30, 2014, the assets retained from the sale of the multi-wall bag business that was previously part of the flexible packaging segment were transfered

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from Combined Nonguarantor Subsidiaries to Subsidiary Issuer, see Note 1 - Nature of Business and Summary of Significant Accounting Policies.

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,270.9	$39.1	$1,092.4	$(242.2)	$4,160.2
Cost of Sales	—	2,655.0	33.9	924.4	(242.2)	3,371.1
Selling, General and Administrative	—	270.0	4.4	73.3	—	347.7
Other (Income) Expense, Net	—	(10.7)	(0.6)	3.6	—	(7.7)
Restructuring and Other Special Charges	—	6.1	—	15.9	—	22.0
Income from Operations	—	350.5	1.4	75.2	—	427.1
Interest (Expense) Income, Net	—	(64.9)	0.9	(3.8)	—	(67.8)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	285.6	2.3	71.4	—	359.3
Income Tax Expense	—	(114.9)	(1.1)	(14.4)	—	(130.4)
Income before Equity Income of Unconsolidated Entities	—	170.7	1.2	57.0	—	228.9
Equity Income of Unconsolidated Entities	—	—	—	1.2	—	1.2
Equity in Net Earnings of Subsidiaries	230.1	59.4	(1.3)	—	(288.2)	—
Net Income (Loss)	230.1	230.1	(0.1)	58.2	(288.2)	230.1

Comprehensive Loss	$219.0	$219.0	$(9.3)	$12.4	$(222.1)	$219.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,422.5	$38.0	$1,028.4	$(248.4)	$4,240.5
Cost of Sales	—	2,747.2	36.5	918.0	(248.4)	3,453.3
Selling, General and Administrative	—	303.7	2.1	59.7	—	365.5
Other Income, Net	—	(6.0)	(0.7)	3.0	—	(3.7)
Restructuring and Other Special Charges	—	7.9	5.9	183.8	—	197.6
Income (Loss) from Operations	—	369.7	(5.8)	(136.1)	—	227.8
Interest Expense, Net	—	(74.1)	—	(6.6)	—	(80.7)
Loss on Modification or Extinguishment of Debt	—	(14.4)	—	—	—	(14.4)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	281.2	(5.8)	(142.7)	—	132.7
Income Tax (Expense) Benefit	—	(103.8)	(1.0)	59.4	—	(45.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	177.4	(6.8)	(83.3)	—	87.3
Equity Income of Unconsolidated Entities	—	—	—	1.7	—	1.7
Equity in Net Earnings of Subsidiaries	89.0	(88.4)	(0.6)	—	—	—
Net Income (Loss)	89.0	89.0	(7.4)	(81.6)	—	89.0
Net Income (Loss) Attributable to Noncontrolling Interests	0.7	0.7	—	—	(0.7)	0.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$89.7	$89.7	$(7.4)	$(81.6)	$(0.7)	$89.7

Comprehensive Loss Attributable to Graphic Packaging Holding Company	$(56.7)	$(56.7)	$(17.6)	$(135.5)	$209.8	$(56.7)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,298.4	$94.0	$1,276.7	$(191.0)	$4,478.1
Cost of Sales	—	2,680.1	78.1	1,185.3	(191.0)	3,752.5
Selling, General and Administrative	—	260.7	9.0	114.6	—	384.3
Other (Income) Expense, Net	—	(7.3)	(0.3)	(5.8)	—	(13.4)
Restructuring and Other Special Charges	—	4.6	—	8.5	—	13.1
Income (Loss) from Operations	—	360.3	7.2	(25.9)	—	341.6
Interest Expense, Net	—	(91.5)	—	(10.4)	—	(101.9)
Loss on Modification or Extinguishment of Debt	—	(27.1)	—	—	—	(27.1)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	241.7	7.2	(36.3)	—	212.6
Income Tax Expense	—	(63.0)	(3.6)	(0.8)	—	(67.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	178.7	3.6	(37.1)	—	145.2
Equity Income (Loss) of Unconsolidated Entities	—	—	2.2	(0.7)	—	1.5
Equity in Net Earnings of Subsidiaries	146.7	(32.0)	(2.0)	—	(112.7)	—
Net Income (Loss)	$146.7	$146.7	$3.8	$(37.8)	$(112.7)	$146.7
Net (Loss) Income Attributable to Noncontrolling Interests	(0.1)	(0.1)	—	—	0.1	(0.1)
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$146.6	$146.6	$3.8	$(37.8)	$(112.6)	$146.6

Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$269.7	$269.7	$3.3	$(45.6)	$(227.4)	$269.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$0.1	$3.2	$51.6	$—	$54.9
Receivables, Net	—	206.2	8.7	209.0	—	423.9
Inventories, Net	—	401.3	3.9	151.9	—	557.1
Intercompany	—	678.0	—	—	(678.0)	—
Other Current Assets	—	19.3	1.2	10.4	—	30.9
Total Current Assets	—	1,304.9	17.0	422.9	(678.0)	1,066.8
Property, Plant and Equipment, Net	—	1,347.4	7.9	231.1	—	1,586.4
Investment in Consolidated Subsidiaries	1,176.8	—	15.2	—	(1,192.0)	—
Goodwill	—	1,042.8	8.1	116.9	—	1,167.8
Other Assets	—	334.7	4.4	96.0	—	435.1
Total Assets	$1,176.8	$4,029.8	$52.6	$866.9	$(1,870.0)	$4,256.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.5	$—	$11.1	$—	$36.6
Accounts Payable	—	336.1	3.2	118.6	—	457.9
Interest Payable	—	9.2	—	—	—	9.2
Intercompany	75.1	—	6.2	802.6	(883.9)	—
Other Accrued Liabilities	—	182.1	3.0	43.4	—	228.5
Total Current Liabilities	75.1	552.9	12.4	975.7	(883.9)	732.2
Long-Term Debt	—	1,761.4	—	77.5	—	1,838.9
Deferred Income Tax Liabilities	—	249.2	1.0	16.5	—	266.7
Other Noncurrent Liabilities	—	289.5	0.5	26.6	—	316.6

EQUITY
Total Equity	1,101.7	1,176.8	38.7	(229.4)	(986.1)	1,101.7
Total Liabilities and Equity	$1,176.8	$4,029.8	$52.6	$866.9	$(1,870.0)	$4,256.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$2.0	$1.8	$77.8	$—	$81.6
Receivables, Net	—	238.5	8.6	166.5	—	413.6
Inventories, Net	—	408.5	4.8	108.5	—	521.8
Deferred Income Tax Assets	—		—		—	—
Intercompany	54.5	337.5	—	—	(392.0)	—
Other Current Assets	—	22.0	1.3	8.7	—	32.0
Total Current Assets	54.5	1,008.5	16.5	361.5	(392.0)	1,049.0
Property, Plant and Equipment, Net	—	1,349.3	10.3	187.3	(0.1)	1,546.8
Investment in Consolidated Subsidiaries	957.8	—	18.7	—	(976.5)	—
Goodwill	—	1,043.1	—	75.0	—	1,118.1
Other Assets	—	351.1	15.4	57.2	—	423.7
Total Assets	$1,012.3	$3,752.0	$60.9	$681.0	$(1,368.6)	$4,137.6

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$26.3	$—	$5.9	$—	$32.2
Accounts Payable	—	316.3	2.7	105.9	—	424.9
Interest Payable	—	9.4	—	—	—	9.4
Intercompany	—	—	7.1	597.4	(604.5)	—
Other Accrued Liabilities	—	165.7	2.7	41.8	—	210.2
Total Current Liabilities	—	517.7	12.5	751.0	(604.5)	676.7
Long-Term Debt	—	1,805.6	—	119.9	—	1,925.5
Deferred Income Tax Liabilities	—	110.5	0.3	21.4	—	132.2
Other Noncurrent Liabilities	—	360.4	—	30.5	—	390.9

EQUITY
Total Equity	1,012.3	957.8	48.1	(241.8)	(764.1)	1,012.3
Total Liabilities and Equity	$1,012.3	$3,752.0	$60.9	$681.0	$(1,368.6)	$4,137.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$230.1	$230.1	$(0.1)	$58.2	$(288.2)	$230.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	238.3	1.9	40.3	—	280.5
Deferred Income Taxes	—	107.4	1.0	1.6	—	110.0
Amount of Postretirement Expense Less Than Funding	—	(31.4)	—	(8.0)	—	(39.4)
Loss on the Sale of Assets	—	1.9	—	—	—	1.9
Equity in Net Earnings of Subsidiaries	(230.1)	(59.4)	1.3	—	288.2	—
Other, Net	—	31.6	—	(6.5)	—	25.1
Changes in Operating Assets and Liabilities	0.3	(85.3)	(2.3)	68.3	—	(19.0)
Net Cash Provided by Operating Activities	0.3	433.2	1.8	153.9	—	589.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(201.2)	(0.4)	(42.5)	—	(244.1)
Acquisition of Businesses, Net of Cash Acquired	—	(131.1)	—	(32.1)	—	(163.2)
Other, Net	133.5	78.6	—	9.9	(214.5)	7.5
Net Cash Provided by (Used in) by Investing Activities	133.5	(253.7)	(0.4)	(64.7)	(214.5)	(399.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(63.0)	—	—	—	—	(63.0)
Payments on Debt	—	(25.0)	—	—	—	(25.0)
Borrowings under Revolving Credit Facilities	—	831.3	—	71.7	—	903.0
Payments on Revolving Credit Facilities	—	(852.9)	—	(100.9)	—	(953.8)
Payments of Dividends	(49.3)	—	—	—		(49.3)
Repurchase of Common Stock related to Share-Based Payments	(21.5)	—	—	—	—	(21.5)
Other, Net	—	(134.8)	—	(81.0)	214.5	(1.3)
Net Cash (Used in) Provided by Financing Activities	(133.8)	(181.4)	—	(110.2)	214.5	(210.9)

Effect of Exchange Rate Changes on Cash	—	—	—	(5.2)	—	(5.2)

Net Increase in Cash and Cash Equivalents	—	(1.9)	1.4	(26.2)	—	(26.7)
Cash and Cash Equivalents at Beginning of Period	—	2.0	1.8	77.8	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.1	$3.2	$51.6	$—	$54.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$89.0	$89.0	$(7.4)	$(81.6)	$—	$89.0
Non-cash Items Included in Net Income:
Depreciation and Amortization	—	224.8	2.3	42.9	—	270.0
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	4.6	—	—	—	4.6
Deferred Income Taxes	—	91.5	1.0	(59.4)	—	33.1
Amount of Postretirement Expense Less Than Funding	—	(43.7)	—	(2.6)	—	(46.3)
Equity in Net Earnings of Subsidiaries	(89.0)	88.4	0.6	—	—	—
Loss on the Sale of Assets	—	—	6.7	166.9	—	173.6
Other, Net	—	43.2	—	(0.4)	—	42.8
Changes in Operating Assets and Liabilities	—	(21.9)	5.6	(39.9)	16.0	(40.2)
Net Cash Provided by Operating Activities	—	475.9	8.8	25.9	16.0	526.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(142.5)	(5.5)	(53.4)	—	(201.4)
Proceeds from Government Grant	—	26.9	—	—	—	26.9
Acquisition of Business	—	—	—	(190.7)	—	(190.7)
Cash Acquired Related to Business Acquisitions	—	—	—	16.9	—	16.9
Proceeds from Sale of Assets, Net of Selling Costs	—	—	70.7	100.1	—	170.8
Other, Net	15.7	(5.7)	0.3	—	(16.0)	(5.7)
Net Cash Provided by (Used in) Investing Activities	15.7	(121.3)	65.5	(127.1)	(16.0)	(183.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	250.0	—	—	—	250.0
Retirement of Long-Term Debt	—	(247.7)	—	—	—	(247.7)
Payments on Debt	—	(214.6)	—	—	—	(214.6)
Borrowings under Revolving Credit Facilities	—	1,825.2	0.9	131.8	—	1,957.9
Payments on Revolving Credit Facilities	—	(1,950.0)	(0.1)	(62.1)	—	(2,012.2)
Debt Issuance Costs	—	(16.8)	—	—		(16.8)
Repurchase of Common Stock related to Share-Based Payments	(14.7)	—	—	—	—	(14.7)
Other, Net	(1.0)	—	(70.7)	61.0	—	(10.7)
Net Cash (Used in) Provided by Financing Activities	(15.7)	(353.9)	(69.9)	130.7	—	(308.8)

Effect of Exchange Rate Changes on Cash	—	—	(2.6)	(2.6)	—	(5.2)

Net (Decrease) Increase in Cash and Cash Equivalents	—	0.7	1.8	26.9	—	29.4
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2.0	$1.8	$77.8	$—	$81.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$146.7	$146.7	$3.8	$(37.8)	$(112.7)	$146.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	223.7	4.1	49.6	—	277.4
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	—	4.5	—	—	4.5
Amortization of Deferred Debt Issuance Costs	—	—	7.0	—	—	7.0
Deferred Income Taxes	—	65.3	—	(2.6)	—	62.7
Amount of Postretirement Expense Less Than Funding	—	(7.2)	—	(5.2)	—	(12.4)
Impairment Charges/Asset Write-Offs	—	3.5	—	(2.0)	—	1.5
Equity in Net Earnings of Subsidiaries	(146.7)	32.0	2.0	—	112.7	—
Gain on the Sale of Assets	—	—	—	(26.6)		(26.6)
Other, Net	—	19.3	—	0.2	—	19.5
Changes in Operating Assets and Liabilities	—	(38.7)	(19.9)	48.4	(12.1)	(22.3)
Net Cash Provided by Operating Activities	—	444.6	1.5	24.0	(12.1)	458.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(181.4)	(1.5)	(26.3)	—	(209.2)
Proceeds from Sale of Assets, Net of Selling Costs	—	0.3	—	73.2	—	73.5
Other, Net	211.2	64.5	—	—	(284.4)	(8.7)
Net Cash Provided by (Used in) Investing Activities	211.2	(116.6)	(1.5)	46.9	(284.4)	(144.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(200.0)	—	—	—	—	(200.0)
Proceeds from Issuance or Modification of Debt	—	425.0	—	—	—	425.0
Retirements of Long-Term Debt	—	(425.0)	—	—	—	(425.0)
Payments on Debt	—	(60.4)	—	(10.9)	—	(71.3)
Borrowings under Revolving Credit Facilities	—	1,502.7	—	226.5		1,729.2
Payments on Revolving Credit Facilities	—	(1,532.5)	—	(205.5)	—	(1,738.0)
Debt Issuance Costs	—	(29.9)	—	—	—	(29.9)
Repurchase of Common Stock Related to Share-Based Payments	(11.2)	—	—	—	—	(11.2)
Other, Net	—	(212.5)	—	(73.9)	296.5	10.1
Net Cash Provided by (Used in) Financing Activities	(211.2)	(332.6)	—	(63.8)	296.5	(311.1)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.8)	—	(1.8)

Net Increase in Cash and Cash Equivalents	—	(4.6)	—	5.3	—	0.7
Cash and Cash Equivalents at Beginning of Period	—	5.9	—	45.6	—	51.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1.3	$—	$50.9	$—	$52.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 21. SUBSEQUENT EVENTS

On January 15, 2016, the Company agreed to acquire Walter G. Anderson Inc., a premier folding carton manufacturer with a focus on store branded food and consumer product markets. The company operates two world-class sheet-fed folding carton converting facilities located in Hamel, Minnesota and Newton, Iowa. The acquisition is subject to standard closing requirements and regulatory review and is expected to close in the first quarter of 2016.
On January 11, 2016, the Company agreed to offer to purchase 100% of the outstanding shares of Colorpak (ASX:CKL), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand. The acquisition is subject to Colorpak shareholder approval, court and regulatory review, and standard closing requirements. Subject to those conditions, the transaction is expected to close in the second quarter of 2016.
On January 5, 2016 the Company acquired G-Box, S.A. de C.V. The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food and beverage end-markets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 12, 2016

Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rose City Holding Company, Cascades Norampac Division and Carded Graphics, LLC, which are included in the 2015 consolidated financial statements of Graphic Packaging Holding Company and constituted 5% and 14% of total and net assets, respectively, as of December 31, 2015 and 6% and 5% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Graphic Packaging Holding Company also did not include an evaluation of the internal control over financial reporting of Rose City Holding Company, Cascades Norampac Division and Carded Graphics, LLC.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Graphic Packaging Holding Company and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 12, 2016

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include the internal controls of the North American Acquisitions in 2015, which are included in the Company's results for the year-end December 31, 2015.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2015, the Company changed its segment reporting under ASC 280. In connection with this change, the Company enhanced certain internal controls over financial reporting, including controls over the adequacy of segment information disclosed in the notes to our consolidated financial statements.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2015

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2015.

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of New Giant Corporation. Filed as Exhibit 3.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on March 10, 2008 and incorporated herein by reference.

3.2
Bylaws of Graphic Packaging Holding Company, as amended on May 20, 2015. Filed as Exhibit 3.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on May 27, 2015 and incorporated herein by reference.

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

4.4
Indenture dated as of November 6, 2014, by and among Graphic Packaging International, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2014 and incorporated herein by reference.

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

10.7*
Amended and Restated Employment Agreement dated as of November 19, 2015 by and among Graphic Packaging International, Inc., the Registrant and Michael P. Doss. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2015 and incorporated herein by reference.

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

10.11*
Amended and Restated 2004 Stock and Incentive Compensation Plan effective May 19, 2011. Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2011 and incorporated herein by reference.

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

10.18*	Riverwood International Employees Retirement Plan, as amended and restated effective January 1, 2015.
10.19*	First Amendment to the Riverwood International Employees Retirement Plan, effective April 1, 2015.
10.20*	Second Amendment to the Riverwood International Employees Retirement Plan, effective November 1, 2015.
10.21*	Graphic Packaging Retirement Plan, as amended and restated effective January 1, 2015.
10.22*	First Amendment to the Graphic Packaging Retirement Plan, effective as of January 6, 2015.
10.23*	Second Amendment to the Graphic Packaging Retirement Plan effective March 31, 2015.
10.24*	Third Amendment to the Graphic Packaging Retirement Plan, effective November 1, 2015.

10.25*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2012 and incorporated herein by reference.

10.26*
First Amendment to the Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2012 and incorporated herein by reference.

10.27*
Employment Agreement dated as of April 1, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Stephen Scherger. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2012 and incorporated herein by reference.

10.28
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

10.29	First Amendment to Master Services Agreement dated as of September 22, 2008 by and between Graphic Packaging International, Inc. and Perot Systems Corporation.
10.30	Second Amendment to Master Services Agreement effective as of August 1, 2012 by and between Graphic Packaging International, Inc. and Dell Marketing L.P. (as assignee of Perot Systems Corporation).
10.31*
Amendment dated March 9, 2015 to the Amended and Restated Employment Agreement dated November 21, 2013 by and among Graphic Packaging International, Inc., the Registrant and David W. Scheible. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 23, 2015 and incorporated herein by reference.

10.32*	GPI Savings Plan, as amended and restated effective January 1, 2015.
10.33*	First Amendment to the GPI Savings Plan, effective January 1, 2015.
10.34*	First Amendment to the Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, effective January 31, 2012.
10.35*	Second Amendment to the Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, executed on December 30, 2013.
10.36*	Third Amendment to the Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, effective June 23, 2014.
10.37*	Fourth Amendment to the Graphic Packaging International Inc. Non-Qualified Deferred Compensation Plan, effective January 1, 2016.
10.38*	Amended and Restated Employment Agreement among the Registrant, Graphic Packaging International, Inc. and Joseph P. Yost effective September 1, 2015.
10.39*	Graphic Packaging International, Inc. Executive Severance Plan dated as of February 25, 2014.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2016

/s/ Stephen R. Scherger Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016

/s/ Deborah R. Frank Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2016

POWER OF ATTORNEY

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

Signatures	Title	Date

/s/ G. Andrea Botta	Director	February 12, 2016
G. Andrea Botta

/s/ David D. Campbell	Director	February 12, 2016
David D. Campbell

/s/ Paul D. Carrico	Director	February 12, 2016
Paul D. Carrico

/s/ Jeffrey H. Coors	Director	February 12, 2016
Jeffrey H. Coors

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 12, 2016
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 12, 2016
Robert A. Hagemann

/s/ Harold R. Logan, Jr.	Director	February 12, 2016
Harold R. Logan, Jr.

/s/ Philip R. Martens	Director	February 12, 2016
Philip R. Martens

/s/ David W. Scheible	Chairman of the Board	February 12, 2016
David W. Scheible

/s/ Lynn A. Wentworth	Director	February 12, 2016
Lynn A. Wentworth