Form 10-Q
period 2016-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2016-04-28
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 25, 2016, there were 322,012,775 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U. S. federal income taxes, the closing of Colorpak Limited acquisition, capital investment, available cash and liquidity, depreciation and amortization, interest expense, pension expense and pension plan contributions, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2015 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2016	2015
Net Sales	$1,034.0	$1,008.2
Cost of Sales	826.3	818.6
Selling, General and Administrative	89.1	85.4
Other Expense (Income), Net	0.9	(3.3)
Business Combinations and Other Special Charges	10.5	2.2
Income from Operations	107.2	105.3
Interest Expense, Net	(16.9)	(16.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	90.3	88.4
Income Tax Expense	(33.2)	(33.6)
Income before Equity Income of Unconsolidated Entity	57.1	54.8
Equity Income of Unconsolidated Entities	0.4	0.3
Net Income	$57.5	$55.1

Net Income Per Share — Basic and Diluted	$0.18	$0.17
Cash Dividends Declared Per Share	$0.05	$0.05

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2016	2015
Net Income	$57.5	$55.1
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(2.0)	0.5
Currency Translation Adjustment	6.0	(20.1)
Pension and Postretirement Benefit Plans	2.6	3.2
Total Other Comprehensive Income (Loss), Net of Tax	6.6	(16.4)
Total Comprehensive Income	$64.1	$38.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2016	December 31, 2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$75.6	$54.9
Receivables, Net	474.0	423.9
Inventories, Net	599.4	557.1
Other Current Assets	41.2	30.9
Total Current Assets	1,190.2	1,066.8
Property, Plant and Equipment, Net	1,689.5	1,586.4
Goodwill	1,280.0	1,167.8
Intangible Assets, Net	482.1	386.7
Other Assets	49.2	48.4
Total Assets	$4,691.0	$4,256.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$33.3	$36.6
Accounts Payable	406.5	457.9
Compensation and Employee Benefits	103.0	119.7
Interest Payable	16.6	9.2
Other Accrued Liabilities	111.4	108.8
Total Current Liabilities	670.8	732.2
Long-Term Debt	2,267.7	1,838.9
Deferred Income Tax Liabilities	338.0	266.7
Accrued Pension and Postretirement Benefits	237.3	247.3
Other Noncurrent Liabilities	77.5	69.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 322,669,785 and 324,688,717 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3.2	3.2
Capital in Excess of Par Value	1,746.2	1,771.0
Accumulated Deficit	(310.6)	(326.8)
Accumulated Other Comprehensive Loss	(339.1)	(345.7)
Total Shareholders' Equity	1,099.7	1,101.7
Total Liabilities and Shareholders' Equity	$4,691.0	$4,256.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$57.5	$55.1
Non-cash Items Included in Net Income:
Depreciation and Amortization	70.7	68.1
Deferred Income Taxes	28.9	29.9
Amount of Postretirement Expense Less Than Funding	(6.7)	(8.1)
Other, Net	12.8	10.7
Changes in Operating Assets and Liabilities	(104.8)	(128.0)
Net Cash Provided by Operating Activities	58.4	27.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(99.0)	(57.2)
Packaging Machinery Spending	(4.0)	(3.5)
Acquisition of Businesses, Net of Cash Acquired	(288.5)	(116.6)
Other, Net	(1.4)	(0.1)
Net Cash Used in Investing Activities	(392.9)	(177.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(43.5)	(4.0)
Payments on Debt	(6.3)	(6.3)
Borrowings under Revolving Credit Facilities	552.5	396.7
Payments on Revolving Credit Facilities	(122.4)	(251.3)
Repurchase of Common Stock related to Share-Based Payments	(10.4)	(20.1)
Dividends Paid	(16.3)	—
Other, Net	(0.3)	—
Net Cash Used in Financing Activities	353.3	115.0
Effect of Exchange Rate Changes on Cash	1.9	(3.5)
Net Increase (Decrease) in Cash and Cash Equivalents	20.7	(38.2)
Cash and Cash Equivalents at Beginning of Period	54.9	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75.6	$43.4

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

GPHC conducts no significant business and has no independent assets or operations other than its ownership of all of Graphic Packaging International, Inc.'s ("GPII'") outstanding common stock.

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2015. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Form 10-K for the year ended December 31, 2015.

Accounts Receivable and Allowances

The Company has entered into agreements for the purchasing and servicing of receivables (the "AR Sales Agreements"), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first three months of 2016, the Company sold and derecognized approximately $300 million of receivables, collected approximately $290 million on behalf of the financial institution, and received funding of approximately $24 million by the financial institution, resulting in deferred proceeds of approximately $36 million as of March 31, 2016. During the same period of 2015, the Company sold and derecognized approximately $173 million of receivables, collected approximately $142 million on behalf of the financial institution, and received funding of approximately $15 million by the financial institution, resulting in deferred proceeds of approximately $48 million as of March 31, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2016 and 2015, the Company sold receivables of approximately $10 million and $81 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at March 31, 2016 and December 31, 2015, were approximately $291 million and $282 million, respectively.

Capital Allocation Plan

On February 25, 2016, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock paid on April 5, 2016 to shareholders of record as of March 15, 2016.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The Company repurchased 3,712,552, and 279,328 shares at an average price of $12.12 and $14.30 during the quarters ending March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, the Company has approximately $142 million remaining under the current share repurchase program.

Business Combinations and Other Special Charges

The following table summarizes the transactions recorded in Business Combinations and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2016	2015
Charges Associated with Business Combinations	$5.1	$1.0
Other Special Charges	5.4	1.2
Total	$10.5	$2.2

On March 31, 2016, the Company acquired substantially all of the assets of Metro Packaging & Imaging, Inc. ("Metro"), a single facility located in Wayne, New Jersey.

On February 16, 2016, the Company acquired Walter G. Anderson, Inc., ("WG Anderson") a premier folding carton manufacturer with a focus on store branded food and consumer product markets. WG Anderson operates two world-class sheet-fed folding carton converting facilities located in Hamel, Minnesota and Newton, Iowa.

On January 11, 2016, the Company agreed to offer to purchase 100% of the outstanding shares of Colorpak (ASX:CKL), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand. The acquisition was approved by Colorpak shareholders and regulatory authorities and is expected to close in the second quarter of 2016.

On January 5, 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"). The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage, and consumer products markets.

For more information regarding the above acquisitions see Note 3 - Acquisitions.

On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), an award winning folding carton producer with a strong regional presence in food, craft beer and other consumer product markets.

On February 4, 2015, the Company completed its acquisition of certain assets of Cascades Norampac Division ("Cascades"). On January 2, 2015, the Company completed its acquisition of Rose City Printing and Packaging, Inc. ("Rose City").

Charges associated with these acquisitions are reflected in Charges Associated with Business Combinations in the above table.

Adoption of New Accounting Standards

Effective January 1, 2016, the Company adopted Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU eliminated the requirement to retrospectively account for provisional amounts recognized in a business combination. The adoption did not have any impact on the Company's disclosure for business combinations and financial position.

Effective January 1, 2016 the Company adopted ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The adoption had no impact on the Company's financial position, results of operations and cash flows.

Accounting Standards Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employees Share-Based Payment Accounting. The amendments in this ASU are part of the simplification initiative by the FASB and involve several aspects

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the accounting for share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any annual or interim period. Depending on the amendment, methods used to apply the requirements of the amendment include modified retrospective, retrospectively, and prospectively. The Company is evaluating the impact of adoption on the Company's financial position, results of operations and cash flow.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operation and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment replaces the current method of measuring inventories at lower of cost or market with a lower of cost and net realizable value method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adoption on the Company's financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adoption on the Company's financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2016	December 31, 2015
Finished Goods	$268.2	$265.5
Work in Progress	63.9	50.4
Raw Materials	188.0	163.0
Supplies	79.3	78.2
Total	$599.4	$557.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — ACQUISITIONS

On March 31, 2016, the Company completed the acquisition of substantially all the assets of Metro, a single facility located in Wayne, New Jersey.

On February 16, 2016, the Company completed the acquisition of WG Anderson, a premier folding carton manufacturer with a focus on store branded food and consumer product markets. WG Anderson operates two world-class sheet-fed folding carton converting facilities located in Hamel, Minnesota and Newton, Iowa.

On January 5, 2016, the Company acquired G-Box. The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage, and consumer products markets.

The Metro, WG Anderson and G-Box transactions are referred to collectively as the "2016 Acquisitions".

The Company paid approximately $288 million, net of cash acquired, for the 2016 Acquisitions using existing cash and borrowings under its revolving line of credit. The acquisition accounting for the 2016 Acquisitions has been preliminarily allocated to assets and liabilities assumed based on the estimated fair values as of the purchase dates and is subject to adjustments in subsequent periods once the third party valuations are completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisitions were made to continue to grow the North American food and beverage business, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

The preliminary acquisition accounting allocation for the 2016 Acquisitions is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$299.2	$—	$299.2

Cash and Cash Equivalents	$10.7	$—	$10.7
Receivables, Net	17.1	—	17.1
Inventories, Net	24.9	—	24.9
Other Current Assets	3.4	—	3.4
Property, Plant and Equipment, Net	78.0	—	78.0
Other Assets	9.4	106.7	116.1
Total Assets Acquired	143.5	106.7	250.2
Current Liabilities	24.0	—	24.0
Deferred Tax Liabilities	9.0	33.1	42.1
Total Liabilities Assumed	33.0	33.1	66.1
Net Assets Acquired	110.5	73.6	184.1
Goodwill	188.7	(73.6)	115.1
Total Estimated Fair Value of Net Assets Acquired	$299.2	$—	$299.2

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In 2015, the Company paid approximately $164 million for the North American Acquisitions and the acquisition accounting has been finalized.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2015 Form 10-K.

Long-Term Debt is composed of the following:

In millions	March 31, 2016	December 31, 2015
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.95%, payable in 2022	$250.0	$250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.80%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.7% at March 31, 2016) payable through 2019	968.8	975.0
Senior Secured Revolving Facilities with interest payable at floating rates (1.7% at March 31, 2016) payable in 2019	658.2	224.8
Capital Lease Obligations	1.6	1.8
Other	2.7	1.8
Total Debt	2,306.3	1,878.4
Less: Current Portion	25.5	25.8
	2,280.8	1,852.6
Less: Unamortized Deferred Debt Issuance Costs	13.1	13.7
Total Long-Term Debt	2,267.7	1,838.9

At March 31, 2016, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$570.0	$655.2
Senior Secured International Revolving Credit Facility	179.3	88.2	91.1
Other International Facilities	21.7	10.5	11.2
Total	$1,451.0	$668.7	$757.5

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $24.8 million as of March 31, 2016. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2018 unless extended.

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

As of March 31, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s”) and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets and service requirements that must be met for the shares to vest. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs granted in the first three months of 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,869,270	$11.18

During the three months ended March 31, 2016 and 2015, $5.5 million and $3.7 million, respectively, were charged to compensation expense for stock incentive plans.

During the three months ended March 31, 2016 and 2015, approximately 1.6 million and 2.1 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2013 and 2012, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Pension Benefits		Post Retirement Health Care Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2016	2015	2016	2015
Components of Net Periodic Cost:
Service Cost	$2.5	$3.8	$0.2	$0.2
Interest Cost	11.1	13.4	0.3	0.4
Administrative Expenses	0.3	0.2	—	—
Expected Return on Plan Assets	(15.1)	(18.5)	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.2	(0.1)	(0.1)
Actuarial Loss (Gain)	4.8	5.5	(0.5)	(0.4)
Net Periodic Cost	$3.8	$4.6	$(0.1)	$0.1

Employer Contributions

The Company made contributions of $10.2 million and $12.3 million to its pension plans during the first three months of 2016 and 2015, respectively. The Company expects to make contributions of $40 million to $60 million for the full year 2016. During 2015, the Company made $53.4 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.2 million and $0.5 million during the first three months of 2016 and 2015, respectively. The Company estimates its postretirement health care benefit payments for the full year 2016 to be approximately $3 million. During 2015, the Company made postretirement health care benefit payments of $2.8 million.

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

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 9 — Financial Instruments, Derivatives and Hedging Activities” and “Note 10 — Fair Value Measurement” of the Notes to Consolidated Financial Statements of the Company’s 2015 Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. The following table summarizes the Company's current interest rate swap positions for each period presented as of March 31, 2016:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
Current	4/1/2016	$560.0	0.75%
4/01/2016	2/01/2017	$450.0	1.00%
02/01/2017	12/01/2017	$300.0	1.03%
12/01/2017	10/01/2018	$150.0	1.40%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first three months of 2016 and 2015, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed and the ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings. The Company has hedged approximately 60% and 30% of its expected natural gas usage for the remainder of 2016 and 2017, respectively.

During the first three months of 2016 and 2015, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At March 31, 2016, multiple forward exchange contracts existed that expire on various dates through the remainder of 2016. Those purchased forward exchange contracts outstanding at March 31, 2016 and December 31, 2015, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2016 and December 31, 2015, had notional amounts totaling $45.9 million and $65.2 million, respectively.

No amounts were reclassified to earnings during the first three months of 2016 or during 2015 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2016 and December 31, 2015, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2016 and December 31, 2015, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2016 and December 31, 2015, had net notional amounts totaling $59.9 million and $45.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2016, the Company had a gross derivative liability of $16.0 million and a gross derivative asset of $0.6 million, primarily related to interest rate, foreign currency and commodity contracts. As of March 31, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at March 31, 2016 and December 31, 2015 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,324.4 million and $1,891.2 million as compared to the carrying amounts of $2,304.7 million and $1,876.6 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2015	$(13.5)
Reclassification to Earnings	3.7
Current Period Change in Fair Value	(7.1)
Balance at March 31, 2016	$(16.9)

At March 31, 2016, the Company expects to reclassify approximately $15 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INCOME TAXES

During the three months ended March 31, 2016, the Company recognized Income Tax Expense of $33.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $90.3 million. The effective tax rate for the three months ended March 31, 2016 was different than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as discrete items recorded during the quarter. During the three months ended March 31, 2015, the Company recognized Income Tax Expense of $33.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $88.4 million. The effective tax rate for the three months ended March 31, 2015 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. As of December 31, 2015, the Company had approximately $470 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2016 and expects to have approximately $225 million to $275 million of NOLs remaining at December 31, 2016.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

NOTE 9 — ENVIRONMENTAL AND LEGAL MATTERS

Environmental Matters

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

NOTE 10 — SEGMENT INFORMATION

During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB ASC 280 Segment Reporting, and concluded there are three reportable segments, and recast prior periods as follows:
Paperboard Mills includes the seven North American paperboard mills which produce primarily coated unbleached kraft (“CUK”) and coated recycled board (“CRB”). The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim operating segment and unallocated corporate and one-time costs.
These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in Note 1 - Nature of Business and Summary of Significant Accounting Policies.

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2016	2015
NET SALES:
Paperboard Mills	$101.1	$103.4
Americas Paperboard Packaging	785.2	754.0
Europe Paperboard Packaging	144.3	144.7
Corporate/Other/Eliminations	3.4	6.1
Total	$1,034.0	$1,008.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(2.2)	$(2.9)
Americas Paperboard Packaging	115.3	100.7
Europe Paperboard Packaging	9.1	9.0
Corporate and Other	(15.0)	(1.5)
Total	$107.2	$105.3

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$31.1	$29.8
Americas Paperboard Packaging	27.7	25.3
Europe Paperboard Packaging	10.1	11.3
Corporate and Other	1.8	1.7
Total	$70.7	$68.1

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2015 Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
In millions, except per share data	2016	2015
Net Income	$57.5	$55.1
Weighted Average Shares:
Basic	323.1	329.6
Dilutive Effect of RSUs and Stock Awards	1.1	2.3
Diluted	324.2	331.9
Income Per Share — Basic	$0.18	$0.17
Income Per Share — Diluted	$0.18	$0.17

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the three months ended March 31, 2016:

In millions	Total Shareholders' Equity
Balance at December 31, 2015	$1,101.7
Net Income	57.5
Other Comprehensive Income, Net of Tax	6.6
Dividends declared	(16.2)
Repurchase of Common Stock	(45.0)
Compensation Expense Under Share-Based Plans	5.5
Repurchase of Common Stock related to Share-Based Payments	(10.4)
Balance at March 31, 2016	$1,099.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the three months ended March 31, 2016 (a):

In millions	Derivative Instruments	Currency Translation Adjustment	Pension Benefit Plans	Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(18.4)	$(87.8)	$(255.4)	$15.9	$(345.7)
Other Comprehensive (Loss) Income before Reclassifications	(4.3)	6.0	—	—	1.7
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)(b)	2.3	—	3.0	(0.4)	4.9
Net Current-period Other Comprehensive (Loss) Income	(2.0)	6.0	3.0	(0.4)	6.6
Balance at March 31, 2016	$(20.4)	$(81.8)	$(252.4)	$15.5	$(339.1)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2016:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$4.4		Cost of Sales
Foreign Currency Contracts	(1.2)		Other (Income) Expense, Net
Interest Rate Swap Agreements	0.5		Interest Expense, Net
	3.7		Total before Tax
	(1.4)		Tax Benefit
	$2.3		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.2	(c)
Actuarial Losses	4.8	(c)
	5.0		Total before Tax
	(2.0)		Tax Benefit
	$3.0		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.5)	(c)
	(0.6)		Total before Tax
	0.2		Tax Expense
	$(0.4)		Net of Tax

Total Reclassifications for the Period	$4.9

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 14 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
These consolidating financial statements reflect GPHC (“the Parent”); GPII (the "Subsidiary Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$866.0	$16.1	$231.3	$(79.4)	$1,034.0
Cost of Sales	—	691.4	12.7	201.6	(79.4)	826.3
Selling, General and Administrative	—	70.1	0.7	18.3	—	89.1
Other (Income) Expense, Net	—	(1.6)	—	2.5	—	0.9
Business Combinations and Other Special Charges	—	10.5	—	—	—	10.5
Income from Operations	—	95.6	2.7	8.9	—	107.2
Interest Expense, Net	—	(15.9)	—	(1.0)	—	(16.9)
Income before Income Taxes and Equity Income of Unconsolidated Entities	—	79.7	2.7	7.9	—	90.3
Income Tax Expense	—	(31.6)	(1.1)	(0.5)	—	(33.2)
Income before Equity Income of Unconsolidated Entities	—	48.1	1.6	7.4	—	57.1
Equity Income of Unconsolidated Entities	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	57.5	9.4	(2.6)	—	(64.3)	—
Net Income (Loss)	$57.5	$57.5	$(1.0)	$7.8	$(64.3)	$57.5

Comprehensive Income (Loss)	$64.1	$64.1	$(1.0)	$13.0	$(76.1)	$64.1

	Three Months Ended March 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$834.3	$0.3	$233.7	$(60.1)	$1,008.2
Cost of Sales	—	677.3	(0.3)	201.7	(60.1)	818.6
Selling, General and Administrative	—	67.1	2.1	16.2	—	85.4
Other (Income) Expense, Net	—	(3.4)	—	0.1	—	(3.3)
Business Combinations and Other Special Charges	—	1.2	—	1.0	—	2.2
Income from Operations	—	92.1	(1.5)	14.7	—	105.3
Interest Expense, Net	—	(16.0)	—	(0.9)	—	(16.9)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	76.1	(1.5)	13.8	—	88.4
Income Tax (Expense) Benefit	—	(28.4)	—	(5.2)	—	(33.6)
Income before Equity Income of Unconsolidated Entities	—	47.7	(1.5)	8.6	—	54.8
Equity (Loss) Income of Unconsolidated Entities	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	55.1	7.4	1.7	—	(64.2)	—
Net Income (Loss)	$55.1	$55.1	$0.2	$8.9	$(64.2)	$55.1

Comprehensive Income (Loss)	$38.7	$38.7	$(0.9)	$(23.7)	$(14.1)	$38.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$28.8	$7.7	$39.1	$—	$75.6
Receivables, Net	—	239.7	7.2	227.1	—	474.0
Inventories, Net	—	423.0	12.9	163.5	—	599.4
Intercompany	—	887.3	36.6	—	(923.9)	—
Other Current Assets	—	26.3	0.1	14.8	—	41.2
Total Current Assets	—	1,605.1	64.5	444.5	(923.9)	1,190.2
Property, Plant and Equipment, Net	—	1,417.2	54.0	218.3	—	1,689.5
Investment in Consolidated Subsidiaries	1,240.9	—	15.3	—	(1,256.2)	—
Goodwill	—	1,101.5	70.1	108.4	—	1,280.0
Other Assets	—	361.7	64.0	105.6	—	531.3
Total Assets	$1,240.9	$4,485.5	$267.9	$876.8	$(2,180.1)	$4,691.0

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.3	$—	$8.0	$—	$33.3
Accounts Payable	—	301.3	4.9	100.3	—	406.5
Intercompany	141.2	—	0.1	796.9	(938.2)	—
Other Accrued Liabilities	—	183.2	1.7	46.1	—	231.0
Total Current Liabilities	141.2	509.8	6.7	951.3	(938.2)	670.8
Long-Term Debt	—	2,176.1	—	91.6	—	2,267.7
Deferred Income Tax Liabilities	—	278.5	31.7	27.8	—	338.0
Other Noncurrent Liabilities	—	280.2	7.5	27.1	—	314.8

EQUITY
Total Equity	1,099.7	1,240.9	222.0	(221.0)	(1,241.9)	1,099.7
Total Liabilities and Equity	$1,240.9	$4,485.5	$267.9	$876.8	$(2,180.1)	$4,691.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$0.1	$—	$54.8	$—	$54.9
Receivables, Net	—	217.0	—	206.9	—	423.9
Inventories, Net	—	408.8	—	148.3	—	557.1
Intercompany	—	656.4	21.6	—	(678.0)	—
Other Current Assets	—	19.2	6.3	5.4	—	30.9
Total Current Assets	—	1,301.5	27.9	415.4	(678.0)	1,066.8
Property, Plant and Equipment, Net	—	1,358.0	0.2	228.2	—	1,586.4
Investment in Consolidated Subsidiaries	1,176.8	—	15.2	—	(1,192.0)	—
Goodwill	—	1,042.8	—	125.0	—	1,167.8
Other Assets	—	334.7	—	100.4	—	435.1
Total Assets	$1,176.8	$4,037.0	$43.3	$869.0	$(1,870.0)	$4,256.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.5	$—	$11.1	$—	$36.6
Accounts Payable	—	342.8	—	115.1	—	457.9
Interest Payable	—	9.2	—	—	—	9.2
Intercompany	75.1	—	—	808.8	(883.9)	—
Other Accrued Liabilities	—	182.6	—	45.9	—	228.5
Total Current Liabilities	75.1	560.1	—	980.9	(883.9)	732.2
Long-Term Debt	—	1,761.4	—	77.5	—	1,838.9
Deferred Income Tax Liabilities	—	249.2	—	17.5	—	266.7
Other Noncurrent Liabilities	—	289.5	—	27.1	—	316.6

EQUITY
Total Equity	1,101.7	1,176.8	43.3	(234.0)	(986.1)	1,101.7
Total Liabilities and Equity	$1,176.8	$4,037.0	$43.3	$869.0	$(1,870.0)	$4,256.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$57.5	$57.5	$(1.0)	$7.8	$(64.3)	$57.5
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	59.3	0.9	10.5	—	70.7
Deferred Income Taxes	—	29.3	1.0	(1.4)	—	28.9
Amount of Postretirement Expense Less Than Funding	—	(5.4)	—	(1.3)	—	(6.7)
Equity in Net Earnings of Subsidiaries	(57.5)	(9.4)	2.6	—	64.3	—
Other, Net	—	12.8	—	—	—	12.8
Changes in Operating Assets and Liabilities	—	(113.2)	4.1	4.3	—	(104.8)
Net Cash Provided by Operating Activities	—	30.9	7.6	19.9	—	58.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(80.0)	—	(19.0)	—	(99.0)
Packaging Machinery Spending	—	(4.0)	—	—	—	(4.0)
Acquisition of Business, Net of Cash Acquired	—	(205.4)		(83.1)	—	(288.5)
Other, Net	70.2	(84.6)	0.1	—	12.9	(1.4)
Net Cash Provided by (Used in) Investing Activities	70.2	(374.0)	0.1	(102.1)	12.9	(392.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(43.5)	—	—	—	—	(43.5)
Payments on Debt	—	(6.3)	—	—	—	(6.3)
Borrowings under Revolving Credit Facilities	—	528.9	—	23.6	—	552.5
Payments on Revolving Credit Facilities	—	(108.6)	—	(13.8)	—	(122.4)
Dividends Paid	(16.3)	—	—	—	—	(16.3)
Repurchase of Common Stock related to Share-Based Payments	(10.4)	—	—	—	—	(10.4)
Other, Net	—	(42.2)	—	54.8	(12.9)	(0.3)
Net Cash (Used in) Provided by Financing Activities	(70.2)	371.8	—	64.6	(12.9)	353.3

Effect of Exchange Rate Changes on Cash	—	—	—	1.9	—	1.9

Net Increase (Decrease) in Cash and Cash Equivalents	—	28.7	7.7	(15.7)	—	20.7
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$28.8	$7.7	$39.1	$—	$75.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$55.1	$55.1	$0.2	$8.9	$(64.2)	$55.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	55.4	0.5	12.2	—	68.1
Deferred Income Taxes	—	26.5	(0.2)	3.6	—	29.9
Amount of Postretirement Expense Less Than Funding	—	(4.7)	—	(3.4)	—	(8.1)
Equity in Net Earnings of Subsidiaries	(55.1)	(7.4)	(1.7)	—	64.2	—
Gain on the Sale of Assets	—	—	—	—	—	—
Other, Net	—	11.6	—	(0.9)	—	10.7
Changes in Operating Assets and Liabilities	—	(12.7)	3.9	(119.2)	—	(128.0)
Net Cash Provided By (Used in) Operating Activities	—	123.8	2.7	(98.8)	—	27.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(48.1)	(0.1)	(9.0)	—	(57.2)
Packaging Machinery Spending	—	(3.5)	—	—	—	(3.5)
Acquisition of Business, Net of Cash Acquired	—	(80.1)	—	(36.5)	—	(116.6)
Other, Net	24.1	(0.1)	—	—	(24.1)	(0.1)
Net Cash Provided by (Used in) Investing Activities	24.1	(131.8)	(0.1)	(45.5)	(24.1)	(177.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(4.0)	—	—	—	—	(4.0)
Payments on Debt	—	(6.3)	—	—	—	(6.3)
Borrowings under Revolving Credit Facilities	—	276.1	—	120.6	—	396.7
Payments on Revolving Credit Facilities	—	(241.4)	—	(9.9)	—	(251.3)
Repurchase of Common Stock related to Share-Based Payments	(20.1)	—	—	—	—	(20.1)
Other, Net	—	(24.1)	—	—	24.1	—
Net Cash (Used in) Provided by Financing Activities	(24.1)	4.3	—	110.7	24.1	115.0

Effect of Exchange Rate Changes on Cash	—	—	—	(3.5)	—	(3.5)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(3.7)	2.6	(37.1)	—	(38.2)
Cash and Cash Equivalents at Beginning of Period	—	2.0	—	79.6	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$(1.7)	$2.6	$42.5	$—	$43.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢	Overview of Business

➢	Overview of 2016 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs decreased in the first three months of 2016 by $3.0 million, compared to the first three months of 2015. The lower costs in the three months ended March 31, 2016 were primarily due to chemicals ($2.7 million), energy ($2.2 million), primarily due to the price of natural gas, externally purchased paperboard ($1.5 million), freight ($1.5 million), and other costs ($0.2 million). The commodity price decreases were partially offset by higher labor and benefit costs ($5.1 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2016 and 2017. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Debt Obligations. The Company had $2,301.0 million of outstanding debt obligations as of March 31, 2016. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF FIRST QUARTER 2016 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. On a Consolidated basis:

•
Net Sales for the three months ended March 31, 2016, increased by $25.8 million or 2.6% to $1,034.0 million from $1,008.2 million for the three months ended March 31, 2015, primarily due to the acquisitions discussed below and higher beverage sales partially offset by unfavorable foreign exchange rates and lower pricing.

•
Income from Operations for the three months ended March 31, 2016 increased $1.9 million or 1.8% to $107.2 million from $105.3 million for the three months ended March 31, 2015 due to cost savings through continuous improvement programs and the acquisitions partially offset by the lower pricing and unfavorable foreign exchange rates.

Acquisitions

•	On March 31, 2016, the Company acquired substantially all of the assets of Metro Packaging & Imaging, Inc. ("Metro"), a single facility located in Wayne, New Jersey.

•
On February 16, 2016, the Company acquired Walter G. Anderson, Inc., ("WG Anderson") a premier folding carton manufacturer with a focus on store branded food and consumer product markets. WG Anderson operates two world-class sheet-fed folding carton converting facilities located in Hamel, Minnesota and Newton, Iowa.

•
On January 5, 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"). The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage and consumer products markets.

•	Metro, WG Anderson and G-Box are referred to collectively as the "2016 Acquisitions."

•
On January 11, 2016, the Company agreed to offer to purchase 100% of the outstanding shares of Colorpak (ASX:CKL), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand. The acquisition was approved by Colorpak shareholders and the regulatory authorities, and is expected to close in the second quarter of 2016.

Capital Allocations

•
The Company repurchased 3,712,552 shares at an average price of $12.12 during the quarter ended March 31, 2016 in accordance with the previously announced share repurchase program allowing management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. As of March 31, 2016, the Company has approximately $142 million remaining under the current share repurchase program.

•	On February 25, 2016, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock paid on April 5, 2015 to shareholders of record as of March 15, 2016.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015
Net Sales	$1,034.0	$1,008.2
Income from Operations	107.2	105.3
Interest Expense, Net	(16.9)	(16.9)
Income before Taxes and Equity Income of Unconsolidated Entities	90.3	88.4
Income Tax Expense	(33.2)	(33.6)
Income before Equity Income of Unconsolidated Entities	57.1	54.8
Equity Income of Unconsolidated Entities	0.4	0.3
Net Income	$57.5	$55.1

FIRST QUARTER 2016 COMPARED WITH FIRST QUARTER 2015

Net Sales

	Three Months Ended March 31,
In millions	2016	2015	Increase (Decrease)	Percent Change
Consolidated	$1,034.0	$1,008.2	$25.8	2.6%

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2015	Price	Volume/Mix	Exchange	Total	2016
Consolidated	$1,008.2	$(8.0)	$42.5	$(8.7)	$25.8	$1,034.0

The Company’s Net Sales for the three months ended March 31, 2016 increased by $25.8 million, or 2.6% to $1,034.0 million from $1,008.2 million for the three months ended March 31, 2015, primarily due to Net Sales of $43.4 million for the 2016 Acquisitions as well as the acquisition of certain assets of Cascades Norampac Division (“Cascades”) on February 4, 2015. Volumes also increased in Europe and for beer and soft drinks in the Americas. This volume was offset by soft demand for certain consumer products and $18.6 million of lower Net Sales due to the closure or shutdown of certain assets. Unfavorable exchange rates and lower pricing also negatively impacted Net Sales.

Income (Loss) from Operations

	Three Months Ended March 31,
In millions	2016	2015	Increase (Decrease)	Percent Change
Consolidated	$107.2	$105.3	$1.9	1.8%

The components of the change in Income (Loss) from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2015	Price	Volume/Mix	Deflation	Exchange	Other (a)	Total	2016
Consolidated	$105.3	$(8.0)	$1.1	$3.0	$(3.8)	$9.6	$1.9	$107.2

(a) Includes the Company's cost reduction initiatives, sales of assets and expenses related to acquisitions and integration activities and shutdown costs.

Income from Operations for the three months ended March 31, 2016 increased $1.9 million or 1.8%, to $107.2 million from $105.3 million for the three months ended March 31, 2015 due to cost savings through continuous improvement programs, the acquisitions, and net deflation. These increases were partially offset by higher business combinations and other special charges, the lower pricing, and unfavorable foreign exchange rates. Deflation in the three months ended March 31, 2016 was primarily due to chemicals ($2.7 million), energy ($2.2 million), primarily due to the price of natural gas, externally purchased paperboard ($1.5 million), freight ($1.5 million), and other costs ($0.2 million). The commodity price decreases were partially offset by higher labor and benefit costs ($5.1 million).

Interest Expense, Net

Interest Expense, Net was $16.9 million for both the three months ended March 31, 2016 and 2015. Interest Expense, Net increased due to higher average debt balances offset by average lower rates during the same period in the prior year. As of March 31, 2016, approximately 46.4% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months months ended March 31, 2016, the Company recognized Income Tax Expense of $33.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $90.3 million. The effective tax rate for the three months ended March 31, 2016 was different than the statutory rate, primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions, including losses in jurisdictions with full valuation allowances. During the three months ended March 31, 2015, the Company recognized Income Tax Expense of $33.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entities of $88.4 million. The effective tax rate for the three months ended March 31, 2015 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. As of December 31, 2015, the Company had approximately $470 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2016 and expects to have approximately $225 million to $275 million of NOLs remaining at December 31, 2016.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

Segment Reporting

During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB ASC 280 Segment Reporting, and concluded there are three reportable segments, and recast prior periods as follows:

Paperboard Mills includes the seven North American paperboard mills which produce primarily coated unbleached kraft (“CUK”) and coated recycled board (“CRB”). The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the intergration of these segments.

Americas Paperboard Packaging includes paperboard packaging folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim operating segment and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in Note 1 - Nature of Business and Summary of Significant Accounting Policies.

	Three Months Ended
	March 31,
In millions	2016	2015
NET SALES:
Paperboard Mills	$101.1	$103.4
Americas Paperboard Packaging	785.2	754.0
Europe Paperboard Packaging	144.3	144.7
Corporate/Other/Eliminations	3.4	6.1
Total	$1,034.0	$1,008.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(2.2)	$(2.9)
Americas Paperboard Packaging	115.3	100.7
Europe Paperboard Packaging	9.1	9.0
Corporate and Other	(15.0)	(1.5)
Total	$107.2	$105.3

2016 COMPARED WITH 2015

Paperboard Mills - Open market paperboard Net Sales decreased due to the third quarter 2015 closure of the Jonquiere, Quebec mill (part of the February 4, 2015 Cascades acquisition) and the October 2015 shutdown of the kraft paper machine in West Monroe, LA., partially offset by increased CRB sales including East Angus (also part of the Cascades acquisition). Loss from Operations improved due to productivity improvements as well as deflation, primarily for coatings and energy.
Americas Paperboard Packaging - Net Sales increased due to $33 million of Net Sales for the 2016 Acquisitions, higher sales for beer, primarily big beer and craft, soft drink and specialty beverage (energy drinks, teas, and water), and new product introductions. These increases were partially offset by soft demand for certain consumer products, primarily frozen foods and cereal, lower pricing and unfavorable exchange rates. Income from Operations increased due to the acquisitions and improved operating performance.
Europe Paperboard Packaging - Net Sales and Income from Operations were even with prior year as increased volume/mix was offset by unfavorable foreign exchange rates and lower pricing.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2016	2015
Net Cash Provided by Operating Activities	$58.4	$27.7
Net Cash Used in Investing Activities	$(392.9)	$(177.4)
Net Cash Used by Financing Activities	$353.3	$115.0

Net cash provided by operating activities for the first three months of 2016 totaled $58.4 million, compared to net cash provided by operating activities of $27.7 million for the same period in 2015. The increase was due primarily to improved business operations and sales of receivables. Pension contributions for the first three months of 2016 and 2015 were $10.4 million and $12.8 million, respectively.

Net cash used in investing activities for the first three months of 2016 totaled $392.9 million, compared to net cash used in investing activities of $177.4 million for the same period in 2015. Current year activities consisted primarily of capital spending of $99.0 million and $288.5 million for the 2016 Acquisitions. In the prior year, the Company paid $117.6 million for the Cascades and Rose City acquisitions and had $57.2 million of capital spending.

Net cash provided by financing activities for the first three months of 2016 totaled $353.3 million, compared to net cash provided by financing activities of $115.0 million for the same period in 2015. Current year activities include net borrowings under revolving credit facilities of $430.1 million, primarily for the 2016 Acquisitions, and payments on debt of $6.3 million. The Company also paid dividends of $16.3 million, repurchased $43.5 million of its common stock, and withheld $10.4 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year, the Company had net payments under revolving credit facilities of $145.5 million and payments on debt of $6.3 million. Additionally, in the prior year the Company withheld $20.1 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into agreements for the purchasing and servicing of receivables (the "AR Sales Agreements"), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first three months of 2016, the Company sold and derecognized approximately $300 million of receivables, collected approximately $290 million on behalf of the financial institution, and received funding of approximately $24 million by the financial institution, resulting in deferred proceeds of approximately $36 million as of March 31, 2016. During the same period of 2015, the Company sold and derecognized approximately $173 million of receivables, collected approximately $142 million on behalf of the financial institution, and received funding of approximately $15 million by the financial institution, resulting in deferred proceeds of approximately $48 million as of March 31, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2016 and 2015, the Company sold receivables of approximately $10 million and $81 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at March 31, 2016 and December 31, 2015, were approximately $291 million and $282 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2016, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.78 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2016, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 12.59 to 1.00.

As of March 31, 2016, the Company's credit was BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first three months of 2016 was $99.0 million compared to $57.2 million in the first three months of 2015. The capital investments were primarily due to planned asset upgrades at the U.S.- based mills and continued investments made as part of the European integration.

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

The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s Form 10-K for the year ended December 31, 2015.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see Note 1 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2016 is expected to be between $270 million and $280 million and is expected to relate principally to the Company’s maintenance and process capability improvements (approximately $255 million) and acquiring capital spares (approximately $20 million).

The Company also expects the following in 2016:

•	Depreciation and amortization between $290 million and $310 million, excluding the impact of purchase accounting for the 2016 Acquisitions.

•	Interest expense of $75 million to $85 million, including approximately $4 million to $5 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash flow of $360 million to $380 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2015. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2016. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2015 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the share repurchase program announced on February 4, 2015, which allows management to purchase up to $250 million of the Company's issued and outstanding common stock.

During the first quarter of 2016, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

January 1, 2016 through January 31, 2016	1,625,766	$11.92	6,250,977	14,755,979
February 1, 2016 through February 29, 2016	993,869	$11.75	7,244,846	12,648,376
March 1, 2016 through March 31, 2016	1,092,917	$12.77	8,337,763	11,050,587

Total	3,712,552

(a) Based on the closing price of the Company's common stock at the end of each period.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Second Amendment to the GPI Savings Plan dated as of February 10, 2016.

10.2*	Third Amendment to the GPI Savings Plan dated as of March 4, 2016.

10.3*	Fourth Amendment to the GPI Savings Plan dated as of March 29, 2016.

10.4*	Fourth Amendment to the Graphic Packaging Retirement Plan dated March 4, 2016

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2016
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 28, 2016
Deborah R. Frank