Form 10-Q
period 2016-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2016-07-27
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of July 25, 2016, there were 319,114,601 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, the deductibility of goodwill related to Metro Packaging and Imaging, Inc., capital investment, available cash and liquidity, depreciation and amortization, interest expense, pension plan contributions, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2015 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2016	2015	2016	2015
Net Sales	$1,103.2	$1,057.1	$2,137.2	$2,065.3
Cost of Sales	898.4	859.1	1,724.7	1,677.7
Selling, General and Administrative	92.7	88.7	181.8	174.1
Other Expense (Income), Net	1.2	(4.8)	2.1	(8.1)
Business Combinations and Other Special Charges	5.3	3.9	15.8	6.1
Income from Operations	105.6	110.2	212.8	215.5
Interest Expense, Net	(18.2)	(17.8)	(35.1)	(34.7)
Income before Income Taxes and Equity Income of Unconsolidated Entity	87.4	92.4	177.7	180.8
Income Tax Expense	(10.1)	(35.1)	(43.3)	(68.7)
Income before Equity Income of Unconsolidated Entity	77.3	57.3	134.4	112.1
Equity Income of Unconsolidated Entity	0.5	0.3	0.9	0.6
Net Income	$77.8	$57.6	$135.3	$112.7

Net Income Per Share — Basic and Diluted	$0.24	$0.17	$0.42	$0.34
Cash Dividends Declared Per Share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Net Income	$77.8	$57.6	$135.3	$112.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	5.0	1.9	3.0	2.4
Currency Translation Adjustment	(25.5)	10.4	(19.5)	(9.7)
Pension and Postretirement Benefit Plans	(23.3)	18.8	(20.7)	22.0
Total Other Comprehensive (Loss) Income, Net of Tax	(43.8)	31.1	(37.2)	14.7
Total Comprehensive Income	$34.0	$88.7	$98.1	$127.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2016	December 31, 2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$38.7	$54.9
Receivables, Net	501.2	423.9
Inventories, Net	589.9	557.1
Other Current Assets	39.2	30.9
Total Current Assets	1,169.0	1,066.8
Property, Plant and Equipment, Net	1,746.9	1,586.4
Goodwill	1,267.8	1,167.8
Intangible Assets, Net	488.0	386.7
Other Assets	48.3	48.4
Total Assets	$4,720.0	$4,256.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$61.8	$36.6
Accounts Payable	422.0	457.9
Compensation and Employee Benefits	113.4	119.7
Other Accrued Liabilities	129.1	118.0
Total Current Liabilities	726.3	732.2
Long-Term Debt	2,212.9	1,838.9
Deferred Income Tax Liabilities	345.3	266.7
Accrued Pension and Postretirement Benefits	278.5	247.3
Other Noncurrent Liabilities	70.4	69.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 320,018,455 and 324,688,717 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3.2	3.2
Capital in Excess of Par Value	1,737.6	1,771.0
Accumulated Deficit	(271.3)	(326.8)
Accumulated Other Comprehensive Loss	(382.9)	(345.7)
Total Shareholders' Equity	1,086.6	1,101.7
Total Liabilities and Shareholders' Equity	$4,720.0	$4,256.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$135.3	$112.7
Non-cash Items Included in Net Income:
Depreciation and Amortization	145.9	139.3
Deferred Income Taxes	31.8	61.7
Amount of Postretirement Expense Less Than Funding	(2.1)	(13.6)
Other, Net	24.2	16.0
Changes in Operating Assets and Liabilities	(88.1)	(138.8)
Net Cash Provided by Operating Activities	247.0	177.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(179.4)	(120.1)
Packaging Machinery Spending	(6.6)	(6.9)
Acquisition of Businesses, Net of Cash Acquired	(328.9)	(113.6)
Other, Net	(2.8)	4.7
Net Cash Used in Investing Activities	(517.7)	(235.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(79.7)	(8.0)
Payments on Debt	(12.5)	(12.5)
Borrowings under Revolving Credit Facilities	843.3	596.4
Payments on Revolving Credit Facilities	(454.5)	(511.3)
Repurchase of Common Stock related to Share-Based Payments	(10.4)	(21.1)
Dividends Paid	(32.4)	(16.4)
Other, Net	(0.3)	(0.4)
Net Cash Provided by Financing Activities	253.5	26.7

Effect of Exchange Rate Changes on Cash	1.0	(2.9)
Net Decrease in Cash and Cash Equivalents	(16.2)	(34.8)
Cash and Cash Equivalents at Beginning of Period	54.9	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38.7	$46.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business and Basis of Presentation

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company operates on a global basis and is one of the largest producers of folding cartons in the United States ("U.S.") and holds leading market positions in coated unbleached kraft paperboard ("CUK") and coated-recycled paperboard ("CRB").

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

Accounts Receivable and Allowances

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first six months of 2016, the Company sold and derecognized approximately $623 million of receivables, collected approximately $560 million on behalf of the financial institution, and received funding of approximately $84 million by the financial institution, resulting in deferred proceeds of approximately $31 million as of June 30, 2016. During the same period of 2015, the Company sold and derecognized approximately $488 million of receivables, collected approximately $342 million on behalf of the financial institution, and received funding of approximately $121 million by the financial institution, resulting in deferred proceeds of approximately $57 million as of June 30, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2016 and 2015, the Company sold receivables of approximately $19 million and $98 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at June 30, 2016 and December 31, 2015, were approximately $345 million and $282 million, respectively.

Capital Allocation Plan

On February 25, 2016 and May 25, 2016, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock paid on April 5, 2016 to shareholders of record as of March 15, 2016 and paid on July 5, 2016 to shareholders of record as of June 15, 2016, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The Company repurchased 6,555,073, and 565,026 shares at an average price of $12.51 and $14.16 during the six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, the Company has approximately $105 million remaining under the current share repurchase program.

Business Combinations and Other Special Charges

The following table summarizes the transactions recorded in Business Combinations and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Charges Associated with Business Combinations	$5.3	$3.4	$10.4	$4.4
Other Special Charges	—	0.5	5.4	1.7
Total	$5.3	$3.9	$15.8	$6.1

On April 29, 2016, the Company completed the previously announced acquisition of Colorpak Limited ("Colorpak"), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand.

On March 31, 2016, the Company acquired substantially all of the assets of Metro Packaging & Imaging, Inc. ("Metro"), a single converting facility located in Wayne, New Jersey.

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

On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC, ("Carded"), an award winning folding carton producer with a strong regional presence in food, craft beer and other consumer product markets.

On February 4, 2015, the Company completed its acquisition of certain assets of Cascades Norampac Division ("Cascades").

On January 2, 2015, the Company completed its acquisition of Rose City Printing and Packaging, Inc. ("Rose City").

Charges associated with these acquisitions are reflected in Charges Associated with Business Combinations in the above table.

For more information regarding the above acquisitions see Note 3 - Acquisitions.

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

Accounting Standards Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employees Share-Based Payment Accounting. The amendments in this ASU are part of the simplification initiative by the FASB and involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any annual or interim period. Depending on the amendment, methods used to apply the requirements of the amendment include modified retrospective, retrospectively, and prospectively. The Company is evaluating the impact of adoption on the Company's financial position, results of operations and cash flow.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operation and cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard but not before the original effective date of December 15, 2016, and can be applied using a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of adoption on the Company's financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2016	December 31, 2015
Finished Goods	$245.0	$265.5
Work in Progress	68.1	50.4
Raw Materials	196.4	163.0
Supplies	80.4	78.2
Total	$589.9	$557.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — ACQUISITIONS

On April 29, 2016, the Company completed the previously announced acquisition of Colorpak, a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand.

On March 31, 2016, the Company completed the acquisition of substantially all the assets of Metro, a single converting facility located in Wayne, New Jersey.

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

The Colorpak, Metro, WG Anderson and G-Box transactions are referred to collectively as the "2016 Acquisitions" and are included in the Americas Paperboard Packaging Segment.

The Company paid approximately $329 million, net of cash acquired, for the 2016 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $31 million. The acquisition accounting for the 2016 Acquisitions has been preliminarily allocated to assets and liabilities assumed based on the estimated fair values as of the purchase dates and is subject to adjustments in subsequent periods once the third party valuations are completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisitions were made to continue to grow the food and beverage business, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company expects that any goodwill related to Metro will be deductible for tax purposes. The preliminary acquisition accounting allocation for the 2016 Acquisitions is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$337.4	$2.9	$340.3
Assumed Debt	31.1	—	31.1
Total Purchase Consideration	$368.5	$2.9	$371.4

Cash and Cash Equivalents	$11.4	$—	$11.4
Receivables, Net	39.1	—	39.1
Inventories, Net	44.7	1.8	46.5
Other Current Assets	3.4	—	3.4
Property, Plant and Equipment, Net	106.2	21.3	127.5
Intangible Assets, Net	—	132.5	132.5
Other Assets	9.5	—	9.5
Total Assets Acquired	214.3	155.6	369.9
Current Liabilities	49.6	—	49.6
Deferred Tax Liabilities	9.0	50.9	59.9
Other Noncurrent Liabilities	—	0.3	0.3
Total Liabilities Assumed	58.6	51.2	109.8
Net Assets Acquired	155.7	104.4	260.1
Goodwill	212.8	(101.5)	111.3
Total Estimated Fair Value of Net Assets Acquired	$368.5	$2.9	$371.4

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

Long-Term Debt is composed of the following:

In millions	June 30, 2016	December 31, 2015
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.95%, payable in 2022	$250.0	$250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.80%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.0% at June 30, 2016) payable through 2019	962.5	975.0
Senior Secured Revolving Facilities with interest payable at floating rates (1.9% at June 30, 2016) payable in 2019	607.5	224.8
Capital Lease Obligations	1.5	1.8
Other	4.1	1.8
Total Debt	2,250.6	1,878.4
Less: Current Portion	25.4	25.8
	2,225.2	1,852.6
Less: Unamortized Deferred Debt Issuance Costs	12.3	13.7
Total Long-Term Debt	$2,212.9	$1,838.9

At June 30, 2016, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$527.0	$696.8
Senior Secured International Revolving Credit Facility	177.0	80.5	96.5
Other International Facilities	22.6	10.0	12.6
Total	$1,449.6	$617.5	$805.9

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $26.2 million as of June 30, 2016. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through early-2017 unless extended.

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

As of June 30, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain either performance conditions based on various financial targets or service requirements that must be met for the shares to vest. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and stock awards granted in the first six months of 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,878,100	$11.19
Stock Awards — Board of Directors	59,880	13.36

During the six months ended June 30, 2016 and 2015, $11.4 million and $11.5 million, respectively, were charged to compensation expense for stock incentive plans.

During the six months ended June 30, 2016 and 2015, approximately 1.6 million and 2.2 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2013 and 2012, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2016	2015	2016	2015	2016	2015	2016	2015
Components of Net Periodic Cost:
Service Cost	$2.4	$3.9	$4.9	$7.7	$0.2	$0.3	$0.4	$0.5
Interest Cost	11.3	13.6	22.4	27.0	0.4	0.5	0.7	0.9
Administrative Expenses	0.2	0.2	0.5	0.4	—	—	—	—
Expected Return on Plan Assets	(15.1)	(18.7)	(30.2)	(37.2)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.1	0.4	0.3	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	7.1	5.6	11.9	11.1	(0.7)	(0.3)	(1.2)	(0.7)
Net Periodic Cost	$6.1	$4.7	$9.9	$9.3	$(0.1)	$0.5	$(0.2)	$0.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employer Contributions

The Company made contributions of $11.5 million and $22.6 million to its pension plans during the first six months of 2016 and 2015, respectively. The Company expects to make contributions of $40 million to $60 million for the full year 2016. During 2015, the Company made $53.4 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.3 million and $0.9 million during the first six months of 2016 and 2015, respectively. The Company estimates its postretirement health care benefit payments for the full year 2016 to be approximately $3 million. During 2015, the Company made postretirement health care benefit payments of $2.8 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. The differential to be paid or received under these agreements is recognized as an adjustment to Interest Expense related to debt. The following table summarizes the Company's current interest rate swap positions for each period presented as of June 30, 2016:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/01/2016	02/01/2017	$450.0	1.00%
02/01/2017	12/01/2017	$450.0	0.89%
12/01/2017	10/01/2018	$250.0	1.16%

Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

During the first six months of 2016 and 2015, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed and the ineffective portion of the swap contracts’ change in fair value would be recognized immediately in earnings. The Company has hedged approximately 67% and 29% of its expected natural gas usage for the remainder of 2016 and 2017, respectively.

During the first six months of 2016 and 2015, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At June 30, 2016, multiple forward exchange contracts existed that expire on various dates through the remainder of 2016. Those purchased forward exchange contracts outstanding at June 30, 2016 and December 31, 2015, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2016 and December 31, 2015, had notional amounts totaling $30.2 million and $65.2 million, respectively.

No amounts were reclassified to earnings during the first six months of 2016 or during 2015 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2016 and December 31, 2015, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2016 and December 31, 2015, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2016 and December 31, 2015, had net notional amounts totaling $65.7 million and $45.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of June 30, 2016, the Company had a gross derivative liability of $8.7 million and a gross derivative asset of $0.8 million, related to interest rate, foreign currency and commodity contracts. As of June 30, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at June 30, 2016 and December 31, 2015 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,281.7 million and $1,891.2 million as compared to the carrying amounts of $2,249.1 million and $1,876.6 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2015	$(13.5)
Reclassification to Earnings	8.3
Current Period Change in Fair Value	(3.6)
Balance at June 30, 2016	$(8.8)

At June 30, 2016, the Company expects to reclassify approximately $7.3 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INCOME TAXES

During the six months ended June 30, 2016, the Company recognized Income Tax Expense of $43.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $177.7 million. The effective tax rate for the six months ended June 30, 2016 is significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service. As a result of this agreement, the Company will amend its 2011 and 2012 U.S. federal and state tax returns and utilize previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the quarter of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the six months ended June 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the quarter. During the six months ended June 30, 2015, the Company recognized Income Tax Expense of $68.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $180.8 million. The effective tax rate for the six months ended June 30, 2015 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. As of December 31, 2015, the Company had approximately $470 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2016 and expects to have approximately $245 million to $295 million of NOLs remaining at December 31, 2016.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

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
Paperboard Mills includes the seven North American paperboard mills which produce primarily CUK and CRB. The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 - Nature of Business and Basis of Presentation."

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
NET SALES:
Paperboard Mills	$97.2	$124.3	$198.3	$227.7
Americas Paperboard Packaging	847.1	769.1	1,632.3	1,523.1
Europe Paperboard Packaging	148.9	154.3	293.2	299.0
Corporate/Other/Eliminations	10.0	9.4	13.4	15.5
Total	$1,103.2	$1,057.1	$2,137.2	$2,065.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$0.7	$3.3	$(1.5)	$0.4
Americas Paperboard Packaging	102.9	98.8	218.2	199.5
Europe Paperboard Packaging	9.3	13.2	18.4	22.2
Corporate and Other	(7.3)	(5.1)	(22.3)	(6.6)
Total	$105.6	$110.2	$212.8	$215.5

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$29.6	$30.4	$60.7	$60.2
Americas Paperboard Packaging	33.4	27.5	61.1	52.8
Europe Paperboard Packaging	10.5	11.6	20.6	22.9
Corporate and Other	1.7	1.7	3.5	3.4
Total	$75.2	$71.2	$145.9	$139.3

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2015 Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2016	2015	2016	2015
Net Income	$77.8	$57.6	$135.3	$112.7
Weighted Average Shares:
Basic	322.1	330.2	323.3	329.9
Dilutive Effect of RSUs and Stock Awards	0.4	0.7	0.8	1.0
Diluted	322.5	330.9	324.1	330.9
Income Per Share — Basic	$0.24	$0.17	$0.42	$0.34
Income Per Share — Diluted	$0.24	$0.17	$0.42	$0.34

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the six months ended June 30, 2016:

In millions	Total Shareholders' Equity
Balance at December 31, 2015	$1,101.7
Net Income	135.3
Other Comprehensive Income, Net of Tax	(37.2)
Dividends Declared	(32.2)
Repurchase of Common Stock	(82.0)
Compensation Expense Under Share-Based Plans	11.4
Repurchase of Common Stock related to Share-Based Payments	(10.4)
Balance at June 30, 2016	$1,086.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the six months ended June 30, 2016 (a):

In millions	Derivative Instruments	Currency Translation Adjustment	Pension Benefit Plans	Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(18.4)	$(87.8)	$(255.4)	$15.9	$(345.7)
Other Comprehensive Loss before Reclassifications	(2.1)	(19.5)	(26.7)	(0.9)	(49.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)(b)	5.1	—	7.7	(0.8)	12.0
Net Current-period Other Comprehensive Income (Loss)	3.0	(19.5)	(19.0)	(1.7)	(37.2)
Balance at June 30, 2016	$(15.4)	$(107.3)	$(274.4)	$14.2	$(382.9)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the six months ended June 30, 2016:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$8.0		Cost of Sales
Foreign Currency Contracts	(0.8)		Other Expense (Income), Net
Interest Rate Swap Agreements	1.1		Interest Expense, Net
	8.3		Total before Tax
	(3.2)		Tax Benefit
	$5.1		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.4	(c)
Actuarial Losses	11.9	(c)
	12.3		Total before Tax
	(4.6)		Tax Benefit
	$7.7		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(1.2)	(c)
	(1.3)		Total before Tax
	0.5		Tax Expense
	$(0.8)		Net of Tax

Total Reclassifications for the Period	$12.0

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$874.2	$29.2	$271.4	$(71.6)	$1,103.2
Cost of Sales	—	709.7	25.2	235.1	(71.6)	898.4
Selling, General and Administrative	—	69.4	3.0	20.3	—	92.7
Other (Income) Expense, Net	—	(1.0)	—	2.2	—	1.2
Business Combinations and Other Special Charges	—	4.0	—	1.3	—	5.3
Income from Operations	—	92.1	1.0	12.5	—	105.6
Interest Expense, Net	—	(17.2)	—	(1.0)	—	(18.2)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	74.9	1.0	11.5	—	87.4
Income Tax Expense	—	(4.5)	(0.6)	(5.0)	—	(10.1)
Income before Equity Income of Unconsolidated Entity	—	70.4	0.4	6.5	—	77.3
Equity Income of Unconsolidated Entity	—	—	—	0.5	—	0.5
Equity in Net Earnings of Subsidiaries	77.8	7.4	(0.9)	—	(84.3)	—
Net Income (Loss)	$77.8	$77.8	$(0.5)	$7.0	$(84.3)	$77.8

Comprehensive Income (Loss)	$34.0	$34.0	$(2.4)	$(31.2)	$(0.4)	$34.0

	Three Months Ended June 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$856.4	$0.5	$267.6	$(67.4)	$1,057.1
Cost of Sales	—	696.9	(0.2)	229.8	(67.4)	859.1
Selling, General and Administrative	—	67.2	0.1	21.4	—	88.7
Other Income, Net	—	(4.0)	—	(0.8)	—	(4.8)
Business Combinations and Other Special Charges	—	0.5	—	3.4	—	3.9
Income from Operations	—	95.8	0.6	13.8	—	110.2
Interest Expense, Net	—	(16.9)	—	(0.9)	—	(17.8)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	78.9	0.6	12.9	—	92.4
Income Tax (Expense) Benefit	—	(29.6)	0.4	(5.9)	—	(35.1)
Income before Equity Income of Unconsolidated Entity	—	49.3	1.0	7.0	—	57.3
Equity Income of Unconsolidated Entity	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	57.6	8.3	(0.7)	—	(65.2)	—
Net Income (Loss)	$57.6	$57.6	$0.3	$7.3	$(65.2)	$57.6

Comprehensive Income (Loss)	$88.7	$88.7	$(0.5)	$37.3	$(125.5)	$88.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,740.2	$45.3	$502.7	$(151.0)	$2,137.2
Cost of Sales	—	1,401.1	37.9	436.7	(151.0)	1,724.7
Selling, General and Administrative	—	139.5	3.7	38.6	—	181.8
Other (Income) Expense, Net	—	(2.6)	—	4.7	—	2.1
Business Combinations and Other Special Charges	—	14.5	—	1.3	—	15.8
Income from Operations	—	187.7	3.7	21.4	—	212.8
Interest Expense, Net	—	(33.1)	—	(2.0)	—	(35.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	154.6	3.7	19.4	—	177.7
Income Tax Expense	—	(36.1)	(1.7)	(5.5)	—	(43.3)
Income before Equity Income of Unconsolidated Entity	—	118.5	2.0	13.9	—	134.4
Equity Income of Unconsolidated Entity	—	—	—	0.9	—	0.9
Equity in Net Earnings of Subsidiaries	135.3	16.8	(3.5)	—	(148.6)	—
Net Income (Loss)	$135.3	$135.3	$(1.5)	$14.8	$(148.6)	$135.3

Comprehensive Income (Loss)	$98.1	$98.1	$(3.4)	$(18.2)	$(76.5)	$98.1

	Six Months Ended June 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,690.7	$0.8	$501.3	$(127.5)	$2,065.3
Cost of Sales	—	1,374.2	(0.5)	431.5	(127.5)	1,677.7
Selling, General and Administrative	—	134.3	2.2	37.6	—	174.1
Other Income, Net	—	(7.4)	—	(0.7)	—	(8.1)
Business Combinations and Other Special Charges	—	1.7	—	4.4	—	6.1
Income (Loss) from Operations	—	187.9	(0.9)	28.5	—	215.5
Interest Expense, Net	—	(32.9)	—	(1.8)	—	(34.7)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	155.0	(0.9)	26.7	—	180.8
Income Tax (Expense) Benefit	—	(58.0)	0.4	(11.1)	—	(68.7)
Income before Equity Income of Unconsolidated Entity	—	97.0	(0.5)	15.6	—	112.1
Equity Income of Unconsolidated Entity	—	—	—	0.6	—	0.6
Equity in Net Earnings of Subsidiaries	112.7	15.7	1.0	—	(129.4)	—
Net Income (Loss)	$112.7	$112.7	$0.5	$16.2	$(129.4)	$112.7

Comprehensive Income (Loss)	$127.4	$127.4	$(1.4)	$13.6	$(139.6)	$127.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—	$3.6	$35.1	$—	$38.7
Receivables, Net	—	237.9	6.2	257.1	—	501.2
Inventories, Net	—	399.7	12.4	177.8	—	589.9
Intercompany	—	988.8	45.4	—	(1,034.2)	—
Other Current Assets	—	26.1	—	13.1	—	39.2
Total Current Assets	—	1,652.5	67.6	483.1	(1,034.2)	1,169.0
Property, Plant and Equipment, Net	—	1,422.8	64.5	259.6	—	1,746.9
Investment in Consolidated Subsidiaries	1,274.9	—	14.6	—	(1,289.5)	—
Goodwill	—	1,089.8	52.9	125.1	—	1,267.8
Other Assets	—	352.9	70.5	113.6	(0.7)	536.3
Total Assets	$1,274.9	$4,518.0	$270.1	$981.4	$(2,324.4)	$4,720.0

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.3	$—	$36.5	$—	$61.8
Accounts Payable	—	311.6	5.3	105.1	—	422.0
Intercompany	188.3	—	—	893.1	(1,081.4)	—
Other Accrued Liabilities	—	180.4	1.9	60.2	—	242.5
Total Current Liabilities	188.3	517.3	7.2	1,094.9	(1,081.4)	726.3
Long-Term Debt	—	2,127.6	—	85.3	—	2,212.9
Deferred Income Tax Liabilities	—	273.9	43.3	28.1	—	345.3
Other Noncurrent Liabilities	—	324.3	—	25.3	(0.7)	348.9

EQUITY
Total Equity	1,086.6	1,274.9	219.6	(252.2)	(1,242.3)	1,086.6
Total Liabilities and Equity	$1,274.9	$4,518.0	$270.1	$981.4	$(2,324.4)	$4,720.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$0.1	$—	$54.8	$—	$54.9
Receivables, Net	—	217.0	—	206.9	—	423.9
Inventories, Net	—	408.8	—	148.3	—	557.1
Intercompany	—	656.4	21.6	—	(678.0)	—
Other Current Assets	—	19.2	6.3	5.4	—	30.9
Total Current Assets	—	1,301.5	27.9	415.4	(678.0)	1,066.8
Property, Plant and Equipment, Net	—	1,358.0	0.2	228.2	—	1,586.4
Investment in Consolidated Subsidiaries	1,176.8	—	15.2	—	(1,192.0)	—
Goodwill	—	1,042.8	—	125.0	—	1,167.8
Other Assets	—	334.7	—	100.4	—	435.1
Total Assets	$1,176.8	$4,037.0	$43.3	$869.0	$(1,870.0)	$4,256.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.5	$—	$11.1	$—	$36.6
Accounts Payable	—	342.8	—	115.1	—	457.9
Intercompany	75.1	—	—	808.8	(883.9)	—
Other Accrued Liabilities	—	191.8	—	45.9	—	237.7
Total Current Liabilities	75.1	560.1	—	980.9	(883.9)	732.2
Long-Term Debt	—	1,761.4	—	77.5	—	1,838.9
Deferred Income Tax Liabilities	—	249.2	—	17.5	—	266.7
Other Noncurrent Liabilities	—	289.5	—	27.1	—	316.6

EQUITY
Total Equity	1,101.7	1,176.8	43.3	(234.0)	(986.1)	1,101.7
Total Liabilities and Equity	$1,176.8	$4,037.0	$43.3	$869.0	$(1,870.0)	$4,256.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$135.3	$135.3	$(1.5)	$14.8	$(148.6)	$135.3
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	117.0	5.3	23.6	—	145.9
Deferred Income Taxes	—	29.6	1.6	0.6	—	31.8
Amount of Postretirement Expense Greater (Less) Than Funding	—	0.7	—	(2.8)	—	(2.1)
Equity in Net Earnings of Subsidiaries	(135.3)	(16.8)	3.5	—	148.6	—
Other, Net	—	25.0	—	(0.8)	—	24.2
Changes in Operating Assets and Liabilities	—	(51.0)	(5.3)	(31.8)	—	(88.1)
Net Cash Provided by Operating Activities	—	239.8	3.6	3.6	—	247.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(147.6)	—	(31.8)	—	(179.4)
Packaging Machinery Spending	—	(6.6)	—	—	—	(6.6)
Acquisition of Business, Net of Cash Acquired	—	(169.5)		(159.4)	—	(328.9)
Other, Net	122.5	(163.4)	—	—	38.1	(2.8)
Net Cash Provided by (Used in) Investing Activities	122.5	(487.1)	—	(191.2)	38.1	(517.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(79.7)	—	—	—	—	(79.7)
Payments on Debt	—	(12.5)	—	—	—	(12.5)
Borrowings under Revolving Credit Facilities	—	799.7	—	43.6	—	843.3
Payments on Revolving Credit Facilities	—	(417.2)	—	(37.3)	—	(454.5)
Dividends Paid	(32.4)	—	—	—	—	(32.4)
Repurchase of Common Stock related to Share-Based Payments	(10.4)	—	—	—	—	(10.4)
Other, Net	—	(122.8)	—	160.6	(38.1)	(0.3)
Net Cash (Used in) Provided by Financing Activities	(122.5)	247.2	—	166.9	(38.1)	253.5

Effect of Exchange Rate Changes on Cash	—	—	—	1.0	—	1.0

Net (Decrease) Increase in Cash and Cash Equivalents	—	(0.1)	3.6	(19.7)	—	(16.2)
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$3.6	$35.1	$—	$38.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$112.7	$112.7	$0.5	$16.2	$(129.4)	$112.7
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	115.2	1.0	23.1	—	139.3
Deferred Income Taxes	—	54.4	(0.6)	7.9	—	61.7
Amount of Postretirement Expense Less Than Funding	—	(8.8)	—	(4.8)	—	(13.6)
Equity in Net Earnings of Subsidiaries	(112.7)	(15.7)	(1.0)	—	129.4	—
Other, Net	—	17.3	—	(1.3)	—	16.0
Changes in Operating Assets and Liabilities	—	(208.3)	0.3	69.2	—	(138.8)
Net Cash Provided By Operating Activities	—	66.8	0.2	110.3	—	177.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(97.8)	(0.2)	(22.1)	—	(120.1)
Packaging Machinery Spending	—	(6.9)	—	—	—	(6.9)
Acquisition of Business, Net of Cash Acquired	—	—	—	(113.6)	—	(113.6)
Other, Net	45.5	1.8	—	2.9	(45.5)	4.7
Net Cash Provided by (Used in) Investing Activities	45.5	(102.9)	(0.2)	(132.8)	(45.5)	(235.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(8.0)	—	—	—	—	(8.0)
Payments on Debt	—	(12.5)	—	—	—	(12.5)
Borrowings under Revolving Credit Facilities	—	591.4	—	5.0	—	596.4
Payments on Revolving Credit Facilities	—	(487.6)	—	(23.7)	—	(511.3)
Dividends Paid	(16.4)	—	—	—	—	(16.4)
Repurchase of Common Stock related to Share-Based Payments	(21.1)	—	—	—	—	(21.1)
Other, Net	—	(45.9)	—	—	45.5	(0.4)
Net Cash (Used in) Provided by Financing Activities	(45.5)	45.4	—	(18.7)	45.5	26.7

Effect of Exchange Rate Changes on Cash	—	—	—	(2.9)	—	(2.9)

Net Increase (Decrease) in Cash and Cash Equivalents	—	9.3	—	(44.1)	—	(34.8)
Cash and Cash Equivalents at Beginning of Period	—	2.0	—	79.6	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$11.3	$—	$35.5	$—	$46.8

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

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”) and coated recycled board (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first six months of 2016 by $5.2 million, compared to the first six months of 2015. The higher costs in the six months ended June 30, 2016 were primarily due to higher labor and benefit costs ($10.3 million), secondary fiber ($1.9 million) and other costs ($0.5 million), partially offset by lower costs for energy ($4.0 million) primarily due to the price of natural gas, and chemicals ($3.5 million).

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

Debt Obligations. The Company had $2,287.0 million of outstanding debt obligations as of June 30, 2016. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2016 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. On a Consolidated basis:

•
Net Sales for the three months ended June 30, 2016, increased by $46.1 million or 4.4% to $1,103.2 million from $1,057.1 million for the three months ended June 30, 2015, primarily due to the acquisitions discussed below and higher beverage sales, partially offset by the shutdown or closure of certain assets during 2015, unfavorable foreign exchange rates and the lower pricing.

•
Income from Operations for the three months ended June 30, 2016 decreased $4.6 million or 4.2% to $105.6 million from $110.2 million for the three months ended June 30, 2015 due to the downtime taken to upgrade a paper machine in West Monroe, LA, higher inflation, the lower pricing and unfavorable foreign exchange rates, partially offset by cost savings through continuous improvement programs and the acquisitions.

Acquisitions

•
On April 29, 2016, the Company completed the previously announced acquisition of Colorpak Limited ("Colorpak"), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand.

•	On March 31, 2016, the Company acquired substantially all of the assets of Metro Packaging & Imaging, Inc. ("Metro"), a single converting facility located in Wayne, New Jersey.

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

Colorpak, Metro, WG Anderson and G-Box are referred to collectively as the "2016 Acquisitions."

Capital Allocations

•
The Company repurchased 6,555,073 shares at an average price of $12.51 during the six months ended June 30, 2016 in accordance with the previously announced share repurchase program allowing management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. As of June 30, 2016, the Company has approximately $105 million remaining under the current share repurchase program.

•	On May 25, 2016, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock paid on July 5, 2016 to shareholders of record as of June 15, 2016.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales	$1,103.2	$1,057.1	$2,137.2	$2,065.3
Income from Operations	105.6	110.2	212.8	215.5
Interest Expense, Net	(18.2)	(17.8)	(35.1)	(34.7)
Income before Income Taxes and Equity Income of Unconsolidated Entity	87.4	92.4	177.7	180.8
Income Tax Expense	(10.1)	(35.1)	(43.3)	(68.7)
Income before Equity Income of Unconsolidated Entity	77.3	57.3	134.4	112.1
Equity Income of Unconsolidated Entity	0.5	0.3	0.9	0.6
Net Income	$77.8	$57.6	$135.3	$112.7

SECOND QUARTER 2016 COMPARED WITH SECOND QUARTER 2015

Net Sales

	Three Months Ended June 30,
In millions	2016	2015	Increase	Percent Change
Consolidated	$1,103.2	$1,057.1	$46.1	4.4%

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2015	Price	Volume/Mix	Exchange	Total	2016
Consolidated	$1,057.1	$(6.6)	$60.9	$(8.2)	$46.1	$1,103.2

The Company’s Net Sales for the three months ended June 30, 2016 increased by $46.1 million, or 4.4% to $1,103.2 million from $1,057.1 million for the three months ended June 30, 2015, primarily due to Net Sales of $73.1 million for the 2016 Acquisitions as well as the acquisition of Carded Graphics, LLC. ("Carded") on October 1, 2015. Volumes also increased for beer and soft drinks in the Americas. This volume was offset by lower volumes for certain consumer products in the Americas and Europe and $24.5 million of lower Net Sales due to the closure or shutdown of certain assets in the latter part of 2015. Unfavorable exchange rates and lower pricing also negatively impacted Net Sales.

Income from Operations

	Three Months Ended June 30,
In millions	2016	2015	Decrease	Percent Change
Consolidated	$105.6	$110.2	$(4.6)	(4.2)%

The components of the change in Income from Operations are as follows:

	Three Months Ended June 30,
		Variances
In millions	2015	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2016
Consolidated	$110.2	$(6.6)	$(6.4)	$(8.2)	$(7.2)	$23.8	$(4.6)	$105.6

(a) Includes the Company's cost reduction initiatives, sales of assets and expenses related to acquisitions and integration activities and shutdown costs.

Income from Operations for the three months ended June 30, 2016 decreased $4.6 million or 4.2%, to $105.6 million from $110.2 million for the three months ended June 30, 2015 due to an approximate $15 million impact related to the downtime taken to upgrade a paper machine at West Monroe, LA, higher inflation, unfavorable foreign exchange rates and the lower pricing, partially offset by cost savings through continuous improvement programs and the acquisitions. Inflation in the three months ended June 30, 2016 was primarily due to higher labor and benefit costs ($5.1 million), external board ($2.6 million), secondary fiber ($1.9 million), and other costs ($1.2 million), partially offset by lower costs for energy ($1.8 million) and chemicals ($0.8 million).

Interest Expense, Net

Interest Expense, Net was $18.2 million and $17.8 million the three months ended June 30, 2016 and 2015, respectively. Interest Expense, Net increased due primarily to higher average debt balances as compared to the same period in the prior year. As of June 30, 2016, approximately 50.4% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2016, the Company recognized Income Tax Expense of $10.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $87.4 million. The effective tax rate for the three months ended June 30, 2016 is significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service. As a result of this agreement, the Company will amend its 2011 and 2012 U.S. federal and state tax returns and utilize previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the quarter of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the three months ended June 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the quarter. During the three months ended June 30, 2015, the Company recognized Income Tax Expense of $35.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $92.4 million. The effective tax rate for the three months ended June 30, 2015 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. As of December 31, 2015, the Company had approximately $470 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2016 and expects to have approximately $245 million to $295 million of NOLs remaining at December 31, 2016.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

FIRST SIX MONTHS 2016 COMPARED WITH FIRST SIX MONTHS 2015

Net Sales

	Six Months Ended June 30,
In millions	2016	2015	Increase	Percent Change
Consolidated	$2,137.2	$2,065.3	$71.9	3.5%

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2015	Price	Volume/Mix	Exchange	Total	2016
Consolidated	$2,065.3	$(14.6)	$103.4	$(16.9)	$71.9	$2,137.2

The Company’s Net Sales for the six months ended June 30, 2016 increased by $71.9 million, or 3.5% to $2,137.2 million from $2,065.3 million for the six months ended June 30, 2015, primarily due to Net Sales of $116.6 million for the 2016 Acquisitions, the Carded acquisition on October 1, 2015, as well as the acquisition of certain assets of Cascades Norampac Division (“Cascades”) on February 4, 2015. Volumes also increased for beer and soft drinks in the Americas. This volume was offset by lower volume for certain consumer products in the Americas and Europe and $43.1 million of lower Net Sales due to the closure or shutdown of certain assets in the latter part of 2015. Unfavorable exchange rates and lower pricing also negatively impacted Net Sales.

Income (Loss) from Operations

	Six Months Ended June 30,
In millions	2016	2015	Decrease	Percent Change
Consolidated	$212.8	$215.5	$(2.7)	(1.3)%

The components of the change in Income (Loss) from Operations are as follows:

	Six Months Ended June 30,
		Variances
In millions	2015	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2016
Consolidated	$215.5	$(14.6)	$(5.3)	$(5.2)	$(11.0)	$33.4	$(2.7)	$212.8

(a) Includes the Company's cost reduction initiatives, sales of assets and expenses related to acquisitions and integration activities and shutdown costs.

Income from Operations for the six months ended June 30, 2016 decreased $2.7 million or 1.3%, to $212.8 million from $215.5 million for the six months ended June 30, 2015 due to the approximate $15 million impact related to the downtime taken to upgrade a paper machine at West Monroe, LA, the lower pricing, unfavorable foreign exchange rates and approximately $10 million of higher business combinations and other special charges. These decreases were partially offset by cost savings through continuous improvement programs and the acquisitions. Inflation in the six months ended June 30, 2016 was primarily due to higher labor and benefit costs ($10.3 million), secondary fiber ($1.9 million) and other costs ($0.5 million), partially offset by lower costs for energy ($4.0 million) primarily due to the price of natural gas and chemicals ($3.5 million).

Interest Expense, Net

Interest Expense, Net was $35.1 million and $34.7 million the six months ended June 30, 2016 and 2015, respectively. Interest Expense, Net increased due primarily to higher average debt balances during the same period in the prior year.

Income Tax Expense

During the six months ended June 30, 2016 the Company recognized Income Tax Expense of $43.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $177.7 million. The effective tax rate for the six months ended June 30, 2016 is significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service. As a result of this agreement, the Company will amend its 2011 and 2012 U.S. federal and state tax returns and utilize previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the quarter of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the six months ended June 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the quarter. During the six months ended June 30, 2015, the Company recognized Income Tax Expense of $68.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $180.8 million. The effective tax rate for the six months ended June 30, 2015 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances.

Segment Reporting

During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB ASC 280 Segment Reporting, and concluded there are three reportable segments, and recast prior periods as follows:

Paperboard Mills includes the seven North American paperboard mills which produce primarily CUK and CRB. The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
NET SALES:
Paperboard Mills	$97.2	$124.3	$198.3	$227.7
Americas Paperboard Packaging	847.1	769.1	1,632.3	1,523.1
Europe Paperboard Packaging	148.9	154.3	293.2	299.0
Corporate/Other/Eliminations	10.0	9.4	13.4	15.5
Total	$1,103.2	$1,057.1	$2,137.2	$2,065.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$0.7	$3.3	$(1.5)	$0.4
Americas Paperboard Packaging	102.9	98.8	218.2	199.5
Europe Paperboard Packaging	9.3	13.2	18.4	22.2
Corporate and Other	(7.3)	(5.1)	(22.3)	(6.6)
Total	$105.6	$110.2	$212.8	$215.5

2016 COMPARED WITH 2015

Second Quarter 2016 Compared to Second Quarter 2015

Paperboard Mills
Net Sales decreased due primarily to the third quarter 2015 closure of the Jonquiere, Quebec mill (part of the February 4, 2015 Cascades acquisition) and the October 2015 shutdown of the kraft paper machine in West Monroe, LA.

Income from Operations decreased due primarily downtime taken to upgrade a paper machine in at West Monroe, LA, and inflation, partially offset by productivity improvements.

Americas Paperboard Packaging
Net Sales increased primarily due to $73.1 million of Net Sales for the 2016 Acquisitions and the Carded acquisition, higher sales for beer, primarily big beer and craft, soft drink and specialty beverage (energy drinks, teas, and water), and new product introductions. These increases were partially offset by lower volume for certain consumer products, primarily frozen foods and cereal, lower pricing and unfavorable exchange rates.
Income from Operations increased due to the acquisitions and improved operating performance.

Europe Paperboard Packaging
Net Sales decreased primarily due to lower volume for certain consumer products, lower pricing, and unfavorable foreign exchange rates.
Income from Operations decreased primarily due to the lower pricing and unfavorable foreign exchange rates, partially offset by improved operating performance.

First Six Months 2016 Compared to First Six Months 2015

Paperboard Mills
Open market paperboard Net Sales decreased due to the third quarter 2015 closure of the Jonquiere, Quebec mill and the October 2015 shutdown of the kraft paper machine in West Monroe, LA., partially offset by increased CRB sales including East Angus (also part of the Cascades acquisition).
Income from Operations was negatively impacted by the previously mentioned downtime and inflation, partially offset by productivity improvements.

Americas Paperboard Packaging
Net Sales increased due to $106.1 million of Net Sales for the 2016 Acquisitions and the Carded acquisition, higher sales for beer, primarily big beer and craft, soft drink and specialty beverage (energy drinks, teas, and water), and new product introductions. These increases were partially offset by lower volume for certain consumer products, primarily frozen foods and cereal, lower pricing and unfavorable exchange rates.
Income from Operations increased due the same factors impacting Net Sales and improved operating performance.

Europe Paperboard Packaging
Net Sales decreased primarily due to lower volume for certain consumer products, lower pricing, and unfavorable foreign exchange rates.
Income from Operations decreased due to the same factors impacting Net Sales, partially offset by improved operating performance.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2016	2015
Net Cash Provided by Operating Activities	$247.0	$177.3
Net Cash Used in Investing Activities	$(517.7)	$(235.9)
Net Cash Provided by Financing Activities	$253.5	$26.7

Net cash provided by operating activities for the first six months of 2016 totaled $247.0 million, compared to net cash provided by operating activities of $177.3 million for the same period in 2015. The increase was due primarily to the 2016 Acquisitions, improved business operations and sales of receivables. Pension contributions for the first six months of 2016 and 2015 were $11.5 million and $22.6 million, respectively.

Net cash used in investing activities for the first six months of 2016 totaled $517.7 million, compared to net cash used in investing activities of $235.9 million for the same period in 2015. Current year activities consisted primarily of capital spending of $186.0 million and $328.9 million for the 2016 Acquisitions, net of cash acquired. In the prior year, the Company paid $113.6 million, net of cash acquired, for the Cascades and Rose City acquisitions and had $127.0 million of capital spending.

Net cash provided by financing activities for the first six months of 2016 totaled $253.5 million, compared to net cash provided by financing activities of $26.7 million for the same period in 2015. Current year activities include net borrowings under revolving credit facilities of $388.8 million, primarily for the 2016 Acquisitions, and payments on debt of $12.5 million. The Company also paid dividends of $32.4 million, repurchased $79.7 million of its common stock, and withheld $10.4 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year, the Company had net borrowings under revolving credit facilities of $85.1 million primarily for the Rose City Printing and Packaging Inc. and Carded acquisitions and made payments of debt of $12.5 million. Additionally, The Company paid dividends of $16.4 million, repurchased $8.0 million of its common stock and withheld $21.1 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first six months of 2016, the Company sold and derecognized approximately $623 million of receivables, collected approximately $560 million on behalf of the financial institution, and received funding of approximately $84 million by the financial institution, resulting in deferred proceeds of approximately $31 million as of June 30, 2016. During the same period of 2015, the Company sold and derecognized approximately $488 million of receivables, collected approximately $342 million on behalf of the financial institution, and received funding of approximately $121 million by the financial institution, resulting in deferred proceeds of approximately $57 million as of June 30, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements, principally at the request of customers, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2016 and 2015, the Company sold receivables of approximately $19 million and $98 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at June 30, 2016 and December 31, 2015, were approximately $345 million and $282 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2016, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.75 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2016, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 12.73 to 1.00.

As of June 30, 2016, the Company's credit was BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2016 was $186.0 million compared to $127.0 million in the first six months of 2015. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

BUSINESS OUTLOOK

Total capital investment for 2016 is expected to be between $280 million and $290 million and is expected to relate principally to the Company’s maintenance and process capability improvements (approximately $265 million) and acquiring capital spares (approximately $20 million).

The Company also expects the following in 2016:

•	Depreciation and amortization between $290 million and $310 million, excluding the impact of purchase accounting for the 2016 Acquisitions.

•	Interest expense of $70 million to $80 million, including approximately $4 million to $5 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash flow of $360 million to $380 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2015. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2016. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2015 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2016, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

April 1, 2016 through April 30, 2016	800,220	$13.06	9,137,983	10,237,060
May 1, 2016 through May 31, 2016	950,400	$13.13	10,088,383	8,885,835
June 1, 2016 through June 30, 2016	1,091,901	$12.89	11,180,284	8,372,549

Total	2,842,521

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 27, 2016
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 27, 2016
Deborah R. Frank