Form 10-Q
period 2016-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2016-10-26
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of October 24, 2016, there were 317,574,918 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, the deductibility of goodwill related to Metro Packaging and Imaging, Inc., capital investment, available cash and liquidity, depreciation and amortization, interest expense, reclassification of Accumulated Other Comprehensive Loss to earnings, pension plan contributions, and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2015 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2016	2015	2016	2015
Net Sales	$1,103.7	$1,070.0	$3,240.9	$3,135.3
Cost of Sales	912.4	868.1	2,637.1	2,545.8
Selling, General and Administrative	78.9	83.7	260.7	257.8
Other (Income) Expense, Net	(0.1)	0.2	2.0	(7.9)
Business Combinations and Other Special Charges	7.4	8.0	23.2	14.1
Income from Operations	105.1	110.0	317.9	325.5
Interest Expense, Net	(20.0)	(16.5)	(55.1)	(51.2)
Income before Income Taxes and Equity Income of Unconsolidated Entity	85.1	93.5	262.8	274.3
Income Tax Expense	(28.0)	(33.6)	(71.3)	(102.3)
Income before Equity Income of Unconsolidated Entity	57.1	59.9	191.5	172.0
Equity Income of Unconsolidated Entity	0.7	0.3	1.6	0.9
Net Income	$57.8	$60.2	$193.1	$172.9

Net Income Per Share — Basic and Diluted	$0.18	$0.18	$0.60	$0.52
Cash Dividends Declared Per Share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Net Income	$57.8	$60.2	$193.1	$172.9
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	2.1	(3.8)	5.1	(1.4)
Currency Translation Adjustment	(6.8)	(16.2)	(26.3)	(25.9)
Pension and Postretirement Benefit Plans	5.2	2.4	(15.5)	24.4
Total Other Comprehensive Income (Loss), Net of Tax	0.5	(17.6)	(36.7)	(2.9)
Total Comprehensive Income	$58.3	$42.6	$156.4	$170.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2016	December 31, 2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$45.7	$54.9
Receivables, Net	500.9	423.9
Inventories, Net	591.9	557.1
Other Current Assets	40.0	30.9
Total Current Assets	1,178.5	1,066.8
Property, Plant and Equipment, Net	1,767.5	1,586.4
Goodwill	1,265.0	1,167.8
Intangible Assets, Net	462.4	386.7
Other Assets	48.7	48.4
Total Assets	$4,722.1	$4,256.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$64.1	$36.6
Accounts Payable	426.8	457.9
Compensation and Employee Benefits	98.2	119.7
Other Accrued Liabilities	142.9	118.0
Total Current Liabilities	732.0	732.2
Long-Term Debt	2,190.9	1,838.9
Deferred Income Tax Liabilities	370.5	266.7
Accrued Pension and Postretirement Benefits	248.1	247.3
Other Noncurrent Liabilities	72.6	69.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 318,037,318 and 324,688,717 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3.2	3.2
Capital in Excess of Par Value	1,731.0	1,771.0
Accumulated Deficit	(243.8)	(326.8)
Accumulated Other Comprehensive Loss	(382.4)	(345.7)
Total Shareholders' Equity	1,108.0	1,101.7
Total Liabilities and Shareholders' Equity	$4,722.1	$4,256.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$193.1	$172.9
Non-cash Items Included in Net Income:
Depreciation and Amortization	224.1	212.8
Deferred Income Taxes	55.1	90.1
Amount of Postretirement Expense Less Than Funding	(24.3)	(28.8)
Other, Net	32.6	21.1
Changes in Operating Assets and Liabilities	(86.3)	(117.1)
Net Cash Provided by Operating Activities	394.3	351.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(248.7)	(173.0)
Packaging Machinery Spending	(9.7)	(8.7)
Acquisition of Businesses, Net of Cash Acquired	(331.9)	(113.6)
Other, Net	(4.1)	1.2
Net Cash Used in Investing Activities	(594.4)	(294.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(106.4)	(23.0)
Payments on Debt	(18.8)	(18.7)
Proceeds from Issuance of Debt	300.0	—
Borrowings under Revolving Credit Facilities	1,013.3	748.9
Payments on Revolving Credit Facilities	(933.3)	(704.5)
Repurchase of Common Stock related to Share-Based Payments	(10.6)	(21.3)
Debt Issuance Costs	(5.1)	—
Dividends Paid	(48.5)	(32.9)
Other, Net	(0.5)	(1.1)
Net Cash Provided by (Used In) Financing Activities	190.1	(52.6)
Effect of Exchange Rate Changes on Cash	0.8	(4.4)
Net Decrease in Cash and Cash Equivalents	(9.2)	(0.1)
Cash and Cash Equivalents at Beginning of Period	54.9	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45.7	$81.5

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

Accounts Receivable and Allowances

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first nine months of 2016, the Company sold and derecognized approximately $945 million of receivables, collected approximately $878 million on behalf of the financial institution, and received funding of approximately $95 million by the financial institution, resulting in deferred proceeds of approximately $23 million as of September 30, 2016. During the same period of 2015, the Company sold and derecognized approximately $799 million of receivables, collected approximately $614 million on behalf of the financial institution, and received funding of approximately $178 million by the financial institution, resulting in deferred proceeds of approximately $40 million as of September 30, 2015. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2016 and 2015, the Company sold receivables of approximately $33 million and $114 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at September 30, 2016 and December 31, 2015, were approximately $347 million and $282 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Allocation Plan

During the first nine months of 2016, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 25, 2016	March 15, 2016	April 5, 2016
May 25, 2016	June 15, 2016	July 5, 2016
July 29, 2016	September 15, 2016	October 5, 2016

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The Company repurchased 8,448,292, and 1,628,427 shares at an average price of $12.74 and $14.12 during the nine months ended September 30, 2016 and September 30, 2015, respectively. As of September 30, 2016, the Company has approximately $79 million remaining under the current share repurchase program.

Business Combinations and Other Special Charges

The following table summarizes the transactions recorded in Business Combinations and Other Special Charges in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Charges Associated with Business Combinations	$5.0	$5.7	$15.4	$10.1
Other Special Charges	2.4	0.6	7.8	2.3
Loss on Sale of Assets	—	1.7	—	1.7
Total	$7.4	$8.0	$23.2	$14.1

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Accounting Standards Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted in any annual or interim period. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operations and cash flow.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employees Share-Based Payment Accounting. The amendments in this ASU are part of the simplification initiative by the FASB and involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any annual or interim period. Depending on the amendment, methods used to apply the requirements of the amendment include modified retrospective, retrospective, and prospective. The Company is evaluating the impact of adoption on the Company's financial position, results of operations and cash flow.

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2016	December 31, 2015
Finished Goods	$240.8	$265.5
Work in Progress	69.7	50.4
Raw Materials	198.5	163.0
Supplies	82.9	78.2
Total	$591.9	$557.1

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

The Company paid approximately $332 million, net of cash acquired, for the 2016 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $31 million. The acquisition accounting for the 2016 Acquisitions has been preliminarily allocated to assets and liabilities assumed based on the estimated fair values as of the purchase dates and is subject to adjustments in subsequent periods once the third party valuations are completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisitions were made to continue to grow the food and beverage business, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

The Company expects that the goodwill related to Metro will be deductible for tax purposes. The preliminary acquisition accounting allocation for the 2016 Acquisitions is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$337.4	$5.9	$343.3
Assumed Debt	31.1	—	31.1
Total Purchase Consideration	$368.5	$5.9	$374.4

Cash and Cash Equivalents	$11.4	$—	$11.4
Receivables, Net	39.1	—	39.1
Inventories, Net	44.7	3.3	48.0
Other Current Assets	2.8	—	2.8
Property, Plant and Equipment, Net	106.8	28.6	135.4
Intangible Assets, Net	—	124.6	124.6
Other Assets	9.6	—	9.6
Total Assets Acquired	214.4	156.5	370.9
Current Liabilities	50.2	—	50.2
Deferred Tax Liabilities	9.0	49.1	58.1
Other Noncurrent Liabilities	—	—	—
Total Liabilities Assumed	59.2	49.1	108.3
Net Assets Acquired	155.2	107.4	262.6
Goodwill	213.3	(101.5)	111.8
Total Estimated Fair Value of Net Assets Acquired	$368.5	$5.9	$374.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 1, 2015, the Company completed the acquisition of Carded. Based in Staunton, VA, Carded's state-of-the-art converting facility produces award winning folding cartons and has a strong regional presence in the food, craft beer and other consumer product markets.

On February 4, 2015, the Company completed the acquisition of certain assets of Cascades in Canada. Cascades services the food and beverage markets and operates three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp mill located in Jonquiere, Quebec and a coated recycled board mill located in East Angus, Quebec. The Jonquiere mill was shut down in the third quarter of 2015.

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

Long-Term Debt is composed of the following:

In millions	September 30, 2016	December 31, 2015
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.95%, payable in 2022	$250.0	$250.0
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.20%, payable in 2024	300.0	—
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.80%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.02% at September 30, 2016) payable through 2019	924.1	975.0
Senior Secured Revolving Facilities with interest payable at floating rates (1.91% at September 30, 2016) payable in 2019	296.7	224.8
Capital Lease Obligations	1.3	1.8
Other	36.0	1.8
Total Debt	2,233.1	1,878.4
Less: Current Portion	25.4	25.8
	2,207.7	1,852.6
Less: Unamortized Deferred Debt Issuance Costs	16.8	13.7
Total Long-Term Debt	$2,190.9	$1,838.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2016, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$212.0	$1,015.1
Senior Secured International Revolving Credit Facility	179.6	84.7	94.9
Other International Facilities	52.3	42.5	9.8
Total	$1,481.9	$339.2	$1,119.8

(a)
In accordance with its debt agreement, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $22.9 million as of September 30, 2016. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2018 unless extended.

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 (the “Indentures”) include covenants which restrict the Company to perform certain activities. Covenants contained in the Credit Agreement and the Indentures may, among other things, limit the ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. The Company's obligations under the Credit Agreement are secured by substantially all of the Company's domestic assets.

As of September 30, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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
Data concerning RSUs and stock awards granted in the first nine months of 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,886,528	$11.20
Stock Awards — Board of Directors	59,880	$13.36

During the nine months ended September 30, 2016 and 2015, $16.2 million and $15.7 million, respectively, were charged to compensation expense for stock incentive plans.
During the nine months ended September 30, 2016 and 2015, approximately 1.7 million and 2.2 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2013 and 2012, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2016	2015	2016	2015	2016	2015	2016	2015
Components of Net Periodic Cost:
Service Cost	$2.5	$3.7	$7.4	$11.4	$0.2	$0.2	$0.6	$0.7
Interest Cost	10.7	13.3	33.1	40.3	0.3	0.4	1.0	1.3
Administrative Expenses	0.2	0.3	0.7	0.7	—	—	—	—
Expected Return on Plan Assets	(15.5)	(18.4)	(45.7)	(55.6)	—	—	—	—
Net Curtailment/Settlement Loss	0.5	—	0.5	—	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.2	0.6	0.5	(0.1)	(0.1)	(0.2)	(0.2)
Actuarial Loss (Gain)	7.7	5.4	19.6	16.5	(0.4)	(0.4)	(1.6)	(1.1)
Net Periodic Cost	$6.3	$4.5	$16.2	$13.8	$—	$0.1	$(0.2)	$0.7

Employer Contributions

The Company made contributions of $39.8 million and $42.0 million to its pension plans during the first nine months of 2016 and 2015, respectively. The Company expects to make contributions of $40 million to $60 million for the full year 2016. During 2015, the Company made $53.4 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.5 million and $1.3 million during the first nine months of 2016 and 2015, respectively. The Company estimates its postretirement health care benefit payments for the full year 2016 to be approximately $3 million. During 2015, the Company made postretirement health care benefit payments of $2.8 million.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive (Loss) Income. These changes in fair value will subsequently be reclassified to earnings.

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 9 — Financial Instruments, Derivatives and Hedging Activities” and “Note 10 — Fair Value Measurement” of the Notes to Consolidated Financial Statements of the Company’s 2015 Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of September 30, 2016:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/01/2016	02/01/2017	$450.0	1.00%
02/01/2017	12/01/2017	$450.0	0.89%
12/01/2017	10/01/2018	$250.0	1.16%

Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first nine months of 2016 and 2015, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, the resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed, and the ineffective portion of the swap contracts’ change in fair value recognized immediately in earnings. The Company has hedged approximately 71% and 29% of its expected natural gas usage for the remainder of 2016 and 2017, respectively.

During the first nine months of 2016 and 2015, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other (Income) Expense, Net or Net Sales, when appropriate.

At September 30, 2016, multiple forward exchange contracts existed that expire on various dates through the remainder of 2016. Those purchased forward exchange contracts outstanding at September 30, 2016 and December 31, 2015, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2016 and December 31, 2015, had notional amounts totaling $13.6 million and $65.2 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2016 or during 2015 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2016 and December 31, 2015, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2016 and December 31, 2015, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2016 and December 31, 2015, had net notional amounts totaling $59.9 million and $45.5 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of September 30, 2016, the Company had a gross derivative liability of $5.2 million and a gross derivative asset of $1.3 million, related to interest rate, foreign currency and commodity contracts. As of September 30, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at September 30, 2016 and December 31, 2015 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,282.0 million and $1,891.2 million as compared to the carrying amounts of $2,231.8 million and $1,876.6 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs).

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2015	$(13.5)
Reclassification to Earnings	10.3
Current Period Change in Fair Value	(2.1)
Balance at September 30, 2016	$(5.3)

At September 30, 2016, the Company expects to reclassify approximately $4 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — INCOME TAXES

During the nine months ended September 30, 2016, the Company recognized Income Tax Expense of $71.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $262.8 million. The effective tax rate for the nine months ended September 30, 2016 is significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service during the second quarter of 2016. As a result of this agreement, the Company will amend its 2011 and 2012 U.S. federal and state tax returns and utilize previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the second quarter of 2016 of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the nine months ended September 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company recognized Income Tax Expense of $102.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $274.3 million. The effective tax rate for the nine months ended September 30, 2015 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances.

As of December 31, 2015, the Company had approximately $470 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2016 and expects to have approximately $284 million to $334 million of NOLs remaining at December 31, 2016.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 10 — SEGMENT INFORMATION

During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB ASC 280 Segment Reporting, concluded there are three reportable segments, and recast prior periods as follows:
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
Americas Paperboard Packaging includes paperboard packaging folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets primarily in the Americas.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
NET SALES:
Paperboard Mills	$95.6	$128.0	$293.9	$355.7
Americas Paperboard Packaging	866.2	780.5	2,498.5	2,303.6
Europe Paperboard Packaging	142.1	154.1	435.3	453.1
Corporate/Other/Eliminations	(0.2)	7.4	13.2	22.9
Total	$1,103.7	$1,070.0	$3,240.9	$3,135.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(3.5)	$11.5	$(5.0)	$11.9
Americas Paperboard Packaging	101.5	103.2	319.7	302.7
Europe Paperboard Packaging	6.9	4.4	25.3	26.6
Corporate and Other	0.2	(9.1)	(22.1)	(15.7)
Total	$105.1	$110.0	$317.9	$325.5

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$29.6	$31.8	$90.3	$92.0
Americas Paperboard Packaging	36.4	28.0	97.5	80.8
Europe Paperboard Packaging	10.4	12.1	31.0	35.0
Corporate and Other	1.8	1.6	5.3	5.0
Total	$78.2	$73.5	$224.1	$212.8

For more information regarding the Company’s business segments, see “Note 16 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2015 Form 10-K.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2016	2015	2016	2015
Net Income	$57.8	$60.2	$193.1	$172.9
Weighted Average Shares:
Basic	319.7	329.7	322.1	329.9
Dilutive Effect of RSUs	0.7	0.7	0.8	0.8
Diluted	320.4	330.4	322.9	330.7
Income Per Share — Basic	$0.18	$0.18	$0.60	$0.52
Income Per Share — Diluted	$0.18	$0.18	$0.60	$0.52

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the nine months ended September 30, 2016:

In millions	Total Shareholders' Equity
Balance at December 31, 2015	$1,101.7
Net Income	193.1
Other Comprehensive Loss, Net of Tax	(36.7)
Dividends Declared	(48.1)
Repurchase of Common Stock	(107.6)
Compensation Expense Under Share-Based Plans	16.2
Repurchase of Common Stock related to Share-Based Payments	(10.6)
Balance at September 30, 2016	$1,108.0

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the nine months ended September 30, 2016 (a):

In millions	Derivative Instruments	Currency Translation Adjustment	Pension Benefit Plans	Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(18.4)	$(87.8)	$(255.4)	$15.9	$(345.7)
Other Comprehensive Loss before Reclassifications	(1.3)	(26.3)	(26.0)	(0.9)	(54.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)(b)	6.4	—	12.5	(1.1)	17.8
Net Current-period Other Comprehensive Income (Loss)	5.1	(26.3)	(13.5)	(2.0)	(36.7)
Balance at September 30, 2016	$(13.3)	$(114.1)	$(268.9)	$13.9	$(382.4)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the nine months ended September 30, 2016:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$10.0		Cost of Sales
Foreign Currency Contracts	(0.2)		Other (Income) Expense, Net
Interest Rate Swap Agreements	0.5		Interest Expense, Net
	10.3		Total before Tax
	(3.9)		Tax Benefit
	$6.4		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.6	(c)
Actuarial Losses	19.6	(c)
	20.2		Total before Tax
	(7.7)		Tax Benefit
	$12.5		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.2)	(c)
Actuarial Gains	(1.6)	(c)
	(1.8)		Total before Tax
	0.7		Tax Expense
	$(1.1)		Net of Tax

Total Reclassifications for the Period	$17.8

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 14 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
These consolidating financial statements reflect GPHC (“the Parent”); GPII (the "Subsidiary Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and immaterial domestic subsidiaries. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$872.6	$27.1	$281.2	$(77.2)	$1,103.7
Cost of Sales	—	715.9	23.6	250.1	(77.2)	912.4
Selling, General and Administrative	—	53.6	4.5	20.8	—	78.9
Other (Income) Expense, Net	—	(1.5)	—	1.4	—	(0.1)
Business Combinations and Other Special Charges	—	7.1	—	0.3	—	7.4
Income (Loss) from Operations	—	97.5	(1.0)	8.6	—	105.1
Interest Expense, Net	—	(19.0)	—	(1.0)	—	(20.0)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	78.5	(1.0)	7.6	—	85.1
Income Tax (Expense) Benefit	—	(24.6)	0.7	(4.1)	—	(28.0)
Income (Loss) before Equity Income of Unconsolidated Entities	—	53.9	(0.3)	3.5	—	57.1
Equity Income of Unconsolidated Entity	—	—	—	0.7	—	0.7
Equity in Net Earnings of Subsidiaries	57.8	3.9	0.9	—	(62.6)	—
Net Income (Loss)	$57.8	$57.8	$0.6	$4.2	$(62.6)	$57.8

Comprehensive Income (Loss)	$58.3	$58.3	$(0.7)	$(3.8)	$(53.8)	$58.3

	Three Months Ended September 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$856.5	$0.4	$268.7	$(55.6)	$1,070.0
Cost of Sales	—	691.9	(0.3)	232.1	(55.6)	868.1
Selling, General and Administrative	—	66.2	(0.1)	17.6	—	83.7
Other Income, Net	—	(2.4)	—	2.6	—	0.2
Business Combinations and Other Special Charges	—	0.6	—	7.4	—	8.0
Income from Operations	—	100.2	0.8	9.0	—	110.0
Interest Expense, Net	—	(15.7)	—	(0.8)	—	(16.5)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	84.5	0.8	8.2	—	93.5
Income Tax Expense	—	(30.6)	(0.3)	(2.7)	—	(33.6)
Income before Equity Income of Unconsolidated Entity	—	53.9	0.5	5.5	—	59.9
Equity Income of Unconsolidated Entity	—	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	60.2	6.3	(1.3)	—	(65.2)	—
Net Income (Loss)	$60.2	$60.2	$(0.8)	$5.8	$(65.2)	$60.2

Comprehensive Income (Loss)	$42.6	$42.6	$(2.9)	$(25.6)	$(14.1)	$42.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,612.8	$72.4	$783.9	$(228.2)	$3,240.9
Cost of Sales	—	2,117.0	61.5	686.8	(228.2)	2,637.1
Selling, General and Administrative	—	193.1	8.2	59.4	—	260.7
Other (Income) Expense, Net	—	(4.1)	—	6.1	—	2.0
Business Combinations and Other Special Charges	—	21.6	—	1.6	—	23.2
Income from Operations	—	285.2	2.7	30.0	—	317.9
Interest Expense, Net	—	(52.1)	—	(3.0)	—	(55.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	233.1	2.7	27.0	—	262.8
Income Tax Expense	—	(60.7)	(1.0)	(9.6)	—	(71.3)
Income before Equity Income of Unconsolidated Entity	—	172.4	1.7	17.4	—	191.5
Equity Income of Unconsolidated Entity	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	193.1	20.7	(2.6)	—	(211.2)	—
Net Income (Loss)	$193.1	$193.1	$(0.9)	$19.0	$(211.2)	$193.1

Comprehensive Income (Loss)	$156.4	$156.4	$(4.1)	$(22.0)	$(130.3)	$156.4

	Nine Months Ended September 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,547.2	$1.2	$770.0	$(183.1)	$3,135.3
Cost of Sales	—	2,066.1	(0.8)	663.6	(183.1)	2,545.8
Selling, General and Administrative	—	200.5	2.1	55.2	—	257.8
Other (Income) Expense, Net	—	(9.8)	—	1.9	—	(7.9)
Business Combinations and Other Special Charges	—	2.3	—	11.8	—	14.1
Income (Loss) from Operations	—	288.1	(0.1)	37.5	—	325.5
Interest Expense, Net	—	(48.6)	—	(2.6)	—	(51.2)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	239.5	(0.1)	34.9	—	274.3
Income Tax (Expense) Benefit	—	(88.6)	0.1	(13.8)	—	(102.3)
Income before Equity Income of Unconsolidated Entity	—	150.9	—	21.1	—	172.0
Equity Income of Unconsolidated Entity	—	—	—	0.9	—	0.9
Equity in Net Earnings of Subsidiaries	172.9	22.0	(0.3)	—	(194.6)	—
Net Income (Loss)	$172.9	$172.9	$(0.3)	$22.0	$(194.6)	$172.9

Comprehensive Income (Loss)	$170.0	$170.0	$(4.3)	$(12.0)	$(153.7)	$170.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$6.6	$0.6	$38.5	$—	$45.7
Receivables, Net	—	219.7	8.5	272.7	—	500.9
Inventories, Net	—	403.2	14.2	174.5	—	591.9
Intercompany	—	1,023.2	48.6	—	(1,071.8)	—
Other Current Assets	—	26.9	—	13.2	(0.1)	40.0
Total Current Assets	—	1,679.6	71.9	498.9	(1,071.9)	1,178.5
Property, Plant and Equipment, Net	—	1,434.8	63.6	269.1	—	1,767.5
Investment in Consolidated Subsidiaries	1,333.2	—	14.2	—	(1,347.4)	—
Goodwill	—	1,098.9	55.5	110.6	—	1,265.0
Other Assets	—	330.5	67.3	114.0	(0.7)	511.1
Total Assets	$1,333.2	$4,543.8	$272.5	$992.6	$(2,420.0)	$4,722.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.3	$—	$38.8	$—	$64.1
Accounts Payable	—	317.8	4.1	104.9	—	426.8
Intercompany	225.2	—	—	894.3	(1,119.5)	—
Other Accrued Liabilities	—	171.2	2.6	67.4	(0.1)	241.1
Total Current Liabilities	225.2	514.3	6.7	1,105.4	(1,119.6)	732.0
Long-Term Debt	—	2,101.7	—	89.2	—	2,190.9
Deferred Income Tax Liabilities	—	297.8	43.3	29.4	—	370.5
Other Noncurrent Liabilities	—	296.8	—	24.6	(0.7)	320.7

EQUITY
Total Equity	1,108.0	1,333.2	222.5	(256.0)	(1,299.7)	1,108.0
Total Liabilities and Equity	$1,333.2	$4,543.8	$272.5	$992.6	$(2,420.0)	$4,722.1

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$193.1	$193.1	$(0.9)	$19.0	$(211.2)	$193.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	174.7	10.8	38.6	—	224.1
Deferred Income Taxes	—	51.8	0.8	2.5	—	55.1
Amount of Postretirement Expense Less Than Funding	—	(20.3)	—	(4.0)	—	(24.3)
Equity in Net Earnings of Subsidiaries	(193.1)	(20.7)	2.6	—	211.2	—
Other, Net	—	32.2	—	0.4	—	32.6
Changes in Operating Assets and Liabilities	—	(27.2)	(12.7)	(46.4)	—	(86.3)
Net Cash Provided by Operating Activities	—	383.6	0.6	10.1	—	394.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(208.5)	—	(40.2)	—	(248.7)
Packaging Machinery Spending	—	(9.7)	—	—	—	(9.7)
Acquisition of Business, Net of Cash Acquired	—	(173.1)	—	(158.8)	—	(331.9)
Other, Net	165.5	(164.1)	—	—	(5.5)	(4.1)
Net Cash Provided by (Used in) Investing Activities	165.5	(555.4)	—	(199.0)	(5.5)	(594.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(106.4)	—	—	—	—	(106.4)
Payments on Debt	—	(18.8)	—	—	—	(18.8)
Proceeds from the Issuance of Debt	—	300.0	—	—	—	300.0
Borrowings under Revolving Credit Facilities	—	955.9	—	57.4	—	1,013.3
Payments on Revolving Credit Facilities	—	(887.7)	—	(45.6)	—	(933.3)
Debt Issuance Cost	—	(5.1)	—	—	—	(5.1)
Dividends Paid	(48.5)	—	—	—	—	(48.5)
Repurchase of Common Stock related to Share-Based Payments	(10.6)	—	—	—	—	(10.6)
Other, Net	—	(166.0)	—	160.0	5.5	(0.5)
Net Cash (Used in) Provided by Financing Activities	(165.5)	178.3	—	171.8	5.5	190.1

Effect of Exchange Rate Changes on Cash	—	—	—	0.8	—	0.8

Net Increase (Decrease) in Cash and Cash Equivalents	—	6.5	0.6	(16.3)	—	(9.2)
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$6.6	$0.6	$38.5	$—	$45.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$172.9	$172.9	$(0.3)	$22.0	$(194.6)	$172.9
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	176.4	1.4	35.0	—	212.8
Deferred Income Taxes	—	83.2	(0.3)	7.2	—	90.1
Amount of Postretirement Expense Less Than Funding	—	(22.9)	—	(5.9)	—	(28.8)
Equity in Net Earnings of Subsidiaries	(172.9)	(22.0)	0.3	—	194.6	—
Other, Net	—	22.4	—	(1.3)	—	21.1
Changes in Operating Assets and Liabilities	—	(186.1)	(0.9)	69.9	—	(117.1)
Net Cash Provided By Operating Activities	—	223.9	0.2	126.9	—	351.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(139.8)	(0.2)	(33.0)	—	(173.0)
Packaging Machinery Spending	—	(8.7)	—	—	—	(8.7)
Acquisition of Business, Net of Cash Acquired	—	—	—	(113.6)	—	(113.6)
Other, Net	77.2	(1.7)	—	2.9	(77.2)	1.2
Net Cash Provided by (Used in) Investing Activities	77.2	(150.2)	(0.2)	(143.7)	(77.2)	(294.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(23.0)	—	—	—	—	(23.0)
Payments on Debt	—	(18.7)	—	—	—	(18.7)
Borrowings under Revolving Credit Facilities	—	714.6	—	34.3	—	748.9
Payments on Revolving Credit Facilities	—	(646.8)	—	(57.7)	—	(704.5)
Dividends Paid	(32.9)	—	—	—	—	(32.9)
Repurchase of Common Stock related to Share-Based Payments	(21.3)	—	—	—	—	(21.3)
Other, Net	—	(78.3)	—	—	77.2	(1.1)
Net Cash (Used in) Provided by Financing Activities	(77.2)	(29.2)	—	(23.4)	77.2	(52.6)

Effect of Exchange Rate Changes on Cash	—	—	—	(4.4)	—	(4.4)

Net Increase (Decrease) in Cash and Cash Equivalents	—	44.5	—	(44.6)	—	(0.1)
Cash and Cash Equivalents at Beginning of Period	—	2.0	—	79.6	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$46.5	$—	$35.0	$—	$81.5

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first nine months of 2016 by $12.3 million, compared to the first nine months of 2015. The higher costs in the nine months ended September 30, 2016 were primarily due to higher labor and benefit costs ($15.4 million) secondary fiber ($5.5 million) and net energy related costs ($4.9 million), partially offset by lower costs for chemicals ($4.7 million), freight ($3.2 million), wood ($2.8 million), corrugate ($2.7 million) and other costs ($0.1 million).

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

Debt Obligations. The Company had $2,271.8 million of outstanding debt obligations as of September 30, 2016. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures may also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances, and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF THIRD QUARTER 2016 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. On a Consolidated basis:

•
Net Sales for the three months ended September 30, 2016, increased by $33.7 million or 3.1% to $1,103.7 million from $1,070.0 million for the three months ended September 30, 2015, primarily due to the acquisitions discussed below, partially offset by the shut down of certain assets during 2015, lower volume in certain consumer products in the Americas, unfavorable foreign exchange rates and lower pricing.

•
Income from Operations for the three months ended September 30, 2016 decreased $4.9 million or 4.5% to $105.1 million from $110.0 million for the three months ended September 30, 2015 due to higher depreciation and amortization related to purchase accounting for the acquisitions, higher inflation and the lower pricing. These decreases were offset by net improved performance despite operational performance issues related to the onboarding of new or transferred business.

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

Capital Allocations

•
The Company repurchased 8,448,292 shares at an average price of $12.74 during the nine months ended September 30, 2016 in accordance with the previously announced share repurchase program allowing management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. As of September 30, 2016, the Company has approximately $79 million remaining under the current share repurchase program.

•	On July 29, 2016, the Company's board of directors declared a regular quarterly dividend of $0.05 per share of common stock paid on October 5, 2016 to shareholders of record as of September 15, 2016.

•
On October 24, 2016, the Company's board of directors declared a regular quarterly dividend of $0.075 per share payable on January 5, 2017 to shareholders of record as of December 15, 2016. This declaration increased the quarterly dividend fifty percent. The Company intends to increase the annual dividend in 2017 from $0.20 per share to $0.30 per share, subject to Board approval.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Net Sales	$1,103.7	$1,070.0	$3,240.9	$3,135.3
Income from Operations	105.1	110.0	317.9	325.5
Interest Expense, Net	(20.0)	(16.5)	(55.1)	(51.2)
Income before Income Taxes and Equity Income of Unconsolidated Entity	85.1	93.5	262.8	274.3
Income Tax Expense	(28.0)	(33.6)	(71.3)	(102.3)
Income before Equity Income of Unconsolidated Entity	57.1	59.9	191.5	172.0
Equity Income of Unconsolidated Entity	0.7	0.3	1.6	0.9
Net Income	$57.8	$60.2	$193.1	$172.9

THIRD QUARTER 2016 COMPARED WITH THIRD QUARTER 2015

Net Sales

	Three Months Ended September 30,
In millions	2016	2015	Increase	Percent Change
Consolidated	$1,103.7	$1,070.0	$33.7	3.1%

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2015	Price	Volume/Mix	Exchange	Total	2016
Consolidated	$1,070.0	$(6.1)	$51.3	$(11.5)	$33.7	$1,103.7

The Company’s Net Sales for the three months ended September 30, 2016 increased by $33.7 million, or 3.1% to $1,103.7 million from $1,070.0 million for the three months ended September 30, 2015, primarily due to Net Sales of $85.3 million for the 2016 Acquisitions as well as the acquisition of Carded Graphics LLC., (“Carded”) on October 1, 2015. Volumes for beer and soft drinks in the Americas were up modestly while softness continued for certain consumer products. Net Sales were also $20.7 million lower due to the closure or shut down of certain assets in the latter part of 2015. Unfavorable exchange rates, primarily the British pound, and lower pricing also negatively impacted Net Sales.

Income from Operations

	Three Months Ended September 30,
In millions	2016	2015	Decrease	Percent Change
Consolidated	$105.1	$110.0	$(4.9)	(4.5)%

The components of the change in Income from Operations are as follows:

	Three Months Ended September 30,
		Variances
In millions	2015	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2016
Consolidated	$110.0	$(6.1)	$(10.1)	$(7.1)	$(1.7)	$20.1	$(4.9)	$105.1

(a) Includes the Company's cost reduction initiatives, incentive compensation, sales of assets and expenses related to acquisitions and integration activities and shut down costs.

Income from Operations for the three months ended September 30, 2016 decreased $4.9 million or 4.5%, to $105.1 million from $110.0 million for the three months ended September 30, 2015 due to higher depreciation and amortization related to purchase accounting for the 2016 and Carded Acquisitions, higher inflation, the lower pricing and unfavorable foreign exchange rates. These decreases were partially offset by cost savings through continuous improvement programs and a reduction in incentive compensation of approximately $10 million. The quarter was also negatively impacted by operational issues related to the onboarding of new or transferred business related to the closed or announced closure of facilities. Inflation in the three months ended September 30, 2016 was primarily due to higher labor and benefit costs ($5.1 million), net energy related costs ($4.9 million) and secondary fiber ($3.6 million), partially offset by lower costs for freight ($1.7 million), external board ($1.4 million), wood ($1.2 million), chemicals ($1.2 million) and other costs ($1.0 million).

Interest Expense, Net

Interest Expense, Net was $20.0 million and $16.5 million for the three months ended September 30, 2016 and 2015, respectively. Interest Expense, Net increased due primarily to higher average debt balances and higher average interest rates as compared to the same period in the prior year. As of September 30, 2016, approximately 37% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2016, the Company recognized Income Tax Expense of $28.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $85.1 million. The effective tax rate for the three months ended September 30, 2016 is different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances as well as certain discrete benefits recorded during the quarter.

During the three months ended September 30, 2015, the Company recognized Income Tax Expense of $33.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $93.5 million. The effective tax rate for the three months ended September 30, 2015 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances.

As of December 31, 2015, the Company had approximately $470 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2016 and expects to have approximately $284 million to $334 million of NOLs remaining at December 31, 2016.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

FIRST NINE MONTHS 2016 COMPARED WITH FIRST NINE MONTHS 2015

Net Sales

	Nine Months Ended September 30,
In millions	2016	2015	Increase	Percent Change
Consolidated	$3,240.9	$3,135.3	$105.6	3.4%

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2015	Price	Volume/Mix	Exchange	Total	2016
Consolidated	$3,135.3	$(20.7)	$154.7	$(28.4)	$105.6	$3,240.9

The Company’s Net Sales for the nine months ended September 30, 2016 increased by $105.6 million, or 3.4% to $3,240.9 million from $3,135.3 million for the nine months ended September 30, 2015, primarily due to Net Sales of $201.8 million for the 2016 and Carded Acquisitions, as well as the acquisition of certain assets of Cascades Norampac Division (“Cascades”) on February 4, 2015. Net Sales were $63.8 million lower due to the shut down of certain assets in the latter part of 2015. Unfavorable exchange rates, primarily the British pound, and lower pricing also negatively impacted Net Sales. Volumes increased for beer and soft drinks in the Americas but were offset by lower volume for certain consumer products in the Americas, primarily cereal, frozen pizza and dry foods.

Income from Operations

	Nine Months Ended September 30,
In millions	2016	2015	Decrease	Percent Change
Consolidated	$317.9	$325.5	$(7.6)	(2.3)%

The components of the change in Income from Operations are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2015	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2016
Consolidated	$325.5	$(20.7)	$(15.4)	$(12.3)	$(12.7)	$53.5	$(7.6)	$317.9

(a) Includes the Company's cost reduction initiatives, incentive compensation, sales of assets and expenses related to acquisitions and integration activities and shut down costs.

Income from Operations for the nine months ended September 30, 2016 decreased $7.6 million or 2.3%, to $317.9 million from $325.5 million for the nine months ended September 30, 2015 due to the lower pricing, the approximate $15 million impact related to the downtime taken to upgrade a paper machine at West Monroe, LA, the higher depreciation and amortization related to purchase accounting for the 2016 and Carded Acquisitions, operational issues related to the onboarding of new or transferred business, unfavorable foreign exchange rates and higher inflation. These decreases were partially offset by cost savings through continuous improvement programs and lower incentive compensation. Inflation in the nine months ended September 30, 2016 was primarily due to higher labor and benefit costs ($15.4 million), secondary fiber ($5.5 million) and net energy related costs ($4.9 million), partially offset by lower costs for chemicals ($4.7 million), freight ($3.2 million), wood ($2.8 million), corrugate ($2.7 million) and other costs ($0.1 million).

Interest Expense, Net

Interest Expense, Net was $55.1 million and $51.2 million the nine months ended September 30, 2016 and 2015, respectively. Interest Expense, Net increased due primarily to higher average debt balances and higher average interest rates during the same period in the prior year.

Income Tax Expense

During the nine months ended September 30, 2016 the Company recognized Income Tax Expense of $71.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $262.8 million. The effective tax rate for the nine months ended September 30, 2016 is significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service. As a result of this agreement, the Company will amend its 2011 and 2012 U.S. federal and state tax returns and utilize previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the second quarter of 2016 of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the nine months ended September 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company recognized Income Tax Expense of $102.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $274.3 million. The effective tax rate for the nine months ended September 30, 2015 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances.

Segment Reporting

During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB ASC 280 Segment Reporting, concluded there are three reportable segments, and recast prior periods as follows:

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
Americas Paperboard Packaging includes paperboard packaging folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets primarily in the Americas.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
NET SALES:
Paperboard Mills	$95.6	$128.0	$293.9	$355.7
Americas Paperboard Packaging	866.2	780.5	2,498.5	2,303.6
Europe Paperboard Packaging	142.1	154.1	435.3	453.1
Corporate/Other/Eliminations	(0.2)	7.4	13.2	22.9
Total	$1,103.7	$1,070.0	$3,240.9	$3,135.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(3.5)	$11.5	$(5.0)	$11.9
Americas Paperboard Packaging	101.5	103.2	319.7	302.7
Europe Paperboard Packaging	6.9	4.4	25.3	26.6
Corporate and Other	0.2	(9.1)	(22.1)	(15.7)
Total	$105.1	$110.0	$317.9	$325.5

2016 COMPARED WITH 2015

Third Quarter 2016 Compared to Third Quarter 2015
Paperboard Mills
Net Sales decreased due primarily to the third quarter 2015 shut down of the Jonquiere, Quebec mill (part of the February 4, 2015 Cascades acquisition) and the October 2015 shut down of the kraft paper machine in West Monroe, LA. as well as lower open market sales across all substrates.
Income from Operations decreased due to inflation partially offset by productivity improvements.
Americas Paperboard Packaging
Net Sales increased primarily due to Net Sales of $85.3 million for the 2016 and Carded Acquisitions, higher beverage volumes and new product introductions. These increases were partially offset by lower volume for certain consumer products and lower pricing.
Income from Operations decreased due to higher depreciation and amortization related to purchase accounting for the 2016 Acquisitions, operational issues related to the onboarding of new or transferred business, and the lower pricing, partially offset by cost savings through continuous improvement programs and lower allocated costs.
Europe Paperboard Packaging
Net Sales decreased primarily due to unfavorable foreign currency exchange rates, primarily the British pound, partially offset by the sales of higher margin products.
Income from Operations increased due to improved operating performance, partially offset by the unfavorable foreign currency exchange rates.

First Nine Months 2016 Compared to First Nine Months 2015
Paperboard Mills
Net Sales decreased primarily due to the third quarter 2015 shut down of the Jonquiere, Quebec mill (part of the February 4, 2015 Cascades acquisition) and the October 2015 shut down of the kraft paper machine in West Monroe, LA.
Income from Operations decreased due to downtime taken to upgrade a paper machine at West Monroe, LA. and inflation, partially offset by productivity improvements.
Americas Paperboard Packaging
Net Sales increased primarily due to Net Sales of $198.1 million for the 2016 Acquisitions and the Carded and Cascades Acquisitions, higher beverage volumes and new product introductions. These increases were partially offset by lower volume for certain consumer products and lower pricing.
Income from Operations increased due to cost savings through continuous improvement programs and lower allocated costs, partially offset by higher depreciation and amortization related to purchase accounting for the 2016 Acquisitions, operational issues related to the onboarding of new or transferred business and the lower pricing.
Europe Paperboard Packaging
Net Sales decreased primarily due to unfavorable foreign currency exchange rates and lower pricing.
Income from Operations decreased due to the lower pricing and unfavorable foreign currency exchange rates, which were partially offset by improved operating performance and cost savings.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2016	2015
Net Cash Provided by Operating Activities	$394.3	$351.0
Net Cash Used in Investing Activities	$(594.4)	$(294.1)
Net Cash Provided by (Used In) Financing Activities	$190.1	$(52.6)

Net cash provided by operating activities for the first nine months of 2016 totaled $394.3 million, compared to net cash provided by operating activities of $351.0 million for the same period in 2015. The increase was due primarily to the 2016 Acquisitions and lower inventory balances, excluding the impact of the 2016 Acquisitions. Pension contributions for the first nine months of 2016 and 2015 were $39.8 million and $42.0 million, respectively.

Net cash used in investing activities for the first nine months of 2016 totaled $594.4 million, compared to net cash used in investing activities of $294.1 million for the same period in 2015. Current year activities consisted primarily of capital spending of $258.4 million and $331.9 million for the 2016 Acquisitions, net of cash acquired. In the prior year, the Company paid $113.6 million, net of cash acquired, for the Cascades and Rose City acquisitions and had $181.7 million of capital spending.

Net cash provided by financing activities for the first nine months of 2016 totaled $190.1 million, compared to net cash used in financing activities of $52.6 million for the same period in 2015. Current year activities include net borrowings under revolving credit facilities of $80.0 million, primarily for the 2016 Acquisitions, and payments on debt of $18.8 million. In addition, the Company completed its debt offering of $300 million aggregated principal amount of 4.125% senior notes due 2024 in a registered public offering and used the net proceeds to repay a portion of its outstanding borrowings of its senior secured revolving credit facility. The Company also paid dividends of $48.5 million, repurchased $106.4 million of its common stock, and withheld $10.6 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year, the Company had net borrowings under revolving credit facilities of $44.4 million primarily for the Rose City and Carded acquisitions and made payments of debt of $18.7 million. Additionally, the Company paid dividends of $32.9 million, repurchased $23.0 million of its common stock and withheld $21.3 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. Principal and interest payments under the term loan facility and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first nine months of 2016, the Company sold and derecognized approximately $945 million of receivables, collected approximately $878 million on behalf of the financial institution, and received funding of approximately $95 million by the financial institution, resulting in deferred proceeds of approximately $23 million as of September 30, 2016. During the same period of 2015, the Company sold and derecognized approximately $799 million of receivables, collected approximately $614 million on behalf of the financial institution, and received funding of approximately $178 million by the financial institution, resulting in deferred proceeds of approximately $40 million as of September 30, 2015. Cash proceeds related to the sales are included in cash from operating activities on the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2016 and 2015, the Company sold receivables of approximately $33 million and $114 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at September 30, 2016 and December 31, 2015, were approximately $347 million and $282 million, respectively.

Covenant Restrictions

Covenants contained in the Credit Agreement and the Indentures may, among other things, limit the ability to incur additional indebtedness restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Second Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on October 7, 2014.

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2016, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.74 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2016, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 12.08 to 1.00.

As of September 30, 2016, the Company's credit was BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first nine months of 2016 was $258.4 million compared to $181.7 million in the first nine months of 2015. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

The Company also expects the following in 2016:

•	Depreciation and amortization between $290 million and $310 million, excluding the impact of purchase accounting for the 2016 Acquisitions.

•	Interest expense of $70 million to $80 million, including approximately $4 million to $5 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash flow of $350 million to $360 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of $40 million to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2015. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2016. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2015 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2016, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

July 1, 2016 through July 31, 2016	917,236	$12.98	12,097,520	6,824,382
August 1, 2016 through August 31, 2016	488,100	$14.00	12,585,620	6,014,560
September 1, 2016 through September 30, 2016	487,883	$14.04	13,073,503	5,675,270

Total	1,893,219

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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 26, 2016
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 26, 2016
Deborah R. Frank