Form 10-K
period 2016-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2017-02-08
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2016 was approximately $4 billion.

As of February 6, 2017 there were approximately 312,090,853 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form  10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, the deductibility of goodwill related to Metro Packaging and Imaging, Inc., capital investment, available cash and liquidity, depreciation and amortization, interest expense, reclassification of Accumulated Other Comprehensive Loss to earnings, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, Item 1A., Risk Factors.

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S."), and holds leading market positions in coated unbleached kraft paperboard (“CUK”) and coated-recycled paperboard (“CRB”).

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

Acquisitions and Dispositions

2016

On April 29, 2016, the Company acquired Colorpak Limited ("Colorpak"), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand.

On March 31, 2016, the Company acquired substantially all the assets of Metro Packaging & Imaging, Inc. ("Metro"), a single converting facility located in Wayne, New Jersey.

On February 16, 2016, the Company acquired Walter G. Anderson, Inc. ("WG Anderson"), a premier folding carton manufacturer with a focus on store branded food and consumer product markets. WG Anderson operates two world-class sheet-fed folding carton converting facilities located in Hamel, Minnesota and Newton, Iowa.

On January 5, 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"). The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage, and consumer product markets.

The Colorpak, Metro, WG Anderson and G-Box transactions are referred to collectively as the "2016 Acquisitions" and are included in the Americas Paperboard Packaging Segment.

2015

On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), an award-winning folding carton producer with a strong regional presence in the food, craft beer and other consumer product markets.

On February 4, 2015, the Company acquired certain assets of Cascades Norampac Division ("Cascades") in Canada. Cascades primarily services the food and beverage markets and operates three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp ("TMP") mill located in Jonquiere, Quebec and a coated-recycled board mill located in East Angus, Quebec. The Jonquiere mill was closed in the third quarter of 2015.

On January 2, 2015, the Company acquired Rose City Printing and Packaging Inc. ("Rose City"). Rose City services food and beverage markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA.

The Carded, Cascades, and Rose City transactions are all referred to collectively as the "North American Acquisitions."

2014

On June 30, 2014, the Company sold its multi-wall bag business. Products included multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Key end-markets included food and agriculture, building and industrial materials, chemicals, minerals, and pet foods.

On May 23, 2014, the Company acquired Benson Box Holdings Limited ("Benson"), a leading food, beverage, and retail packaging company in the United Kingdom. Benson operates four folding carton facilities that convert paperboard into folding cartons for the food, beverage and healthcare industries.

On February 3, 2014, the Company sold its labels business.

Capital Allocation Plan and Equity Offerings

Capital Allocation Plan

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During 2016, the Company repurchased 13.2 million shares, or approximately $169 million, of its common stock under this program at an average price of $12.77. During 2015, the Company repurchased 4.6 million shares, or approximately $63 million at an average price of $13.60. At December 31, 2016, the Company had approximately $18 million remaining under this share repurchase program.

On January 10, 2017, the board of directors authorized a new $250 million share repurchase program.

During 2016 and 2015, the Company's board of directors declared a regular quarterly dividend per share of common stock to shareholders of record as follows:

2016
Date Declared	Record Date	Payment Date	Dividend Per Share
February 25, 2016	March 15, 2016	April 5, 2016	$0.05
May 25, 2016	June 15, 2016	July 5, 2016	$0.05
July 29, 2016	September 15, 2016	October 5, 2016	$0.05
October 24, 2016	December 15, 2016	January 5, 2017	$0.075

During 2016, the Company declared and paid cash dividends of $71.7 million and $64.4 million, respectively.

2015
Date Declared	Record Date	Payment Date	Dividend Per Share
February 4, 2015	March 15, 2015	April 5, 2015	$0.05
May 20, 2015	June 15, 2015	July 5, 2015	$0.05
July 30, 2015	September 15, 2015	October 5, 2015	$0.05
November 19, 2015	December 15, 2015	January 5, 2016	$0.05

During 2015, the Company declared and paid cash dividends of $65.5 million and $49.3 million, respectively.

Equity Offerings

During the first and second quarters of 2014, certain shareholders of the Company sold approximately 30 million and 43.7 million shares of common stock in two secondary public offerings at $9.85 and $10.45 per share, respectively. The shares were sold by certain affiliates of TPG Capital, L.P., certain Coors family trusts and the Adolph Coors Foundation, Clayton, Dubilier & Rice Fund V Limited Partnership, and Old Town, S.A., referred to collectively as the "Selling Stockholders." Following the completion of the offering in the second quarter, these Selling Stockholders no longer held shares of the Company's common stock.

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
Americas Paperboard Packaging includes paperboard folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets primarily in the Americas.

Europe Paperboard Packaging includes paperboard folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company also operates in three geographic areas: the Americas, Europe and Asia Pacific.
For reportable segment and geographic area information for each of the last three fiscal years, see Note 14 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data."

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

Below is the production at each of the Company’s paperboard mills during 2016:

Location	Product	# of Machines	2016 Net Tons Produced
West Monroe, LA	CUK	2	788,820
Macon, GA	CUK	2	664,683
Kalamazoo, MI	CRB	2	485,608
Battle Creek, MI	CRB	2	208,236
Middletown, OH	CRB	1	162,355
Santa Clara, CA	CRB	1	137,017
East Angus, Québec	CRB	1	72,218
West Monroe, LA	Corrugated Medium	1	125,501

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of the customer value proposition. In 2016, approximately 85% of mill production of CUK and CRB was consumed internally.

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

Corrugated Medium.  The Company manufactures corrugated medium for internal use and sale in the open market. Corrugated medium is combined with linerboard to make corrugated containers.

The Company converts CUK and CRB, as well as other grades of paperboard, into cartons at converting plants the Company operates in various locations globally, including a converting plant associated with the Company's joint venture in Japan, contract converters and at licensees outside the U.S. The converting plants print, cut, fold and glue paperboard into cartons designed to meet customer specifications.

Joint Venture

The Company is a party to a joint venture, Rengo Riverwood Packaging, Ltd. (in Japan), in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its products principally to multinational beverage, food, and other well-recognized consumer product companies. The beverage companies include Anheuser-Busch, Inc., MillerCoors LLC, PepsiCo, Inc. and The Coca-Cola Company, among others. Consumer product customers include Kraft Heinz Company, General Mills, Inc., Nestlé USA, Inc., Kellogg Company, HAVI Global Solutions, LLC and Kimberly-Clark Corporation, among others. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Distribution of the Company’s principal products is primarily accomplished through sales offices in the U.S., Australia, Brazil, China, France, Germany, Italy, Japan, Mexico, Spain, the Netherlands and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2016, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. The Company and WestRock Company ("WestRock") are the two major CUK producers in the U.S. Internationally, The Klabin Company in Brazil and Stora Enzo in Sweden produce similar grades of paperboard.

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

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH, Santa Clara, CA, and East Angus, Quebec mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to pay lower prices for its recycled fiber needs given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

In North America, the Company also converts a variety of other paperboard grades such as SBS, in addition to paperboard that is supplied to its converting operations from its own mills. The Company purchases such paperboard requirements, including additional CRB, from outside vendors. The majority of external paperboard purchases are acquired through long-term arrangements with other major industry suppliers. The Company's European converting plants consume CUK supplied from the Company's mills and also convert other paperboard grades such as white-lined chip and folding box board purchased from external suppliers.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2016 or 2015.

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

Patents and Trademarks

As of December 31, 2016, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 2,000 U.S. and foreign patents, with more than 600 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Fridge Vendor®, IntegraPakTM, MicroFlex-Q® , MicroRite®, Quilt Wave®, Qwik Crisp®, Tite-Pak®, and Z-Flute®. The Company takes significant steps to protect its intellectual property and proprietary rights.

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

As of December 31, 2016, the Company had approximately 13,000 employees worldwide, of which approximately 51% were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2016, 170 of the Company’s employees were working under expired contracts, which are currently being negotiated, and 379 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental and health and safety regulations and employs a team of professionals in order to maintain compliance at each of its facilities. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

The Company does not have material capital expenditures for environmental control or compliance.

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

The Company has converting plants in 11 countries outside of the U.S. and sells its products worldwide. For 2016, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 23% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. At December 31, 2016, approximately 20% of its total assets were denominated in currencies other than the U.S. dollar.

The Company is also subject to the following significant risks associated with operating in foreign countries:

•	Compliance with and enforcement of environmental, health and safety and labor laws and other regulations of the foreign countries in which the Company operates;

•	Export compliance;

•	Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•	Imposition of new or increases in capital investment requirements and other financing requirements by foreign governments.

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

As of December 31, 2016, the Company had an aggregate principal amount of $2,167.8 million of outstanding debt. Because of the Company's debt level, a portion of its cash flows from operations will be dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Second Amended and Restated Credit Agreement dated October 1, 2014 (as amended, the “Credit Agreement”) and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, and 4.125% Senior Notes due 2024 (the “Indentures”) may prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, share repurchases, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

Approximately 33% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased interest rates.

The Company's pension plans are currently underfunded, and the Company may be required to make cash payments to the plans, reducing the cash available for its business.

The Company's cash flows may be adversely impacted by the Company's pension funding obligations. The Company's pension funding obligations are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. The Company has unfunded obligations of $163.4 million under its domestic and foreign defined benefit pension plans. The funded status of these plans is dependent upon various factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine the pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available to the Company for other purposes.

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

Location	Related Products or Use of Facility
Mills:
Battle Creek, MI	CRB
East Angus, Québec	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Santa Clara, CA	CRB
West Monroe, LA	CUK; Corrugated Medium; Research and Development

Other:
Atlanta, GA(a)	Research and Development, Packaging Machinery and Design
Concord, NH(a)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(a)	Research and Development

North American Converting Plants:		International Converting Plants:
Atlanta, GA(a)	Monterrey, Mexico(a)	Auckland, New Zealand(a)
Carol Stream, IL	Newton, IA	Bremen, Germany(a)
Centralia, IL	North Portland, OR	Bristol, United Kingdom
Charlotte, NC	Oroville, CA(a)	Coalville, United Kingdom(a)
Cobourg, Ontario(a)	Pacific, MO	Gateshead, United Kingdom(a)
Elk Grove, IL (a)(b)	Perry, GA	Hoogerheide, Netherlands
Fort Smith, AR (b)	Piscataway, NJ(a)(d)	Newcastle Upon Tyne, United Kingdom(a)
Gordonsville, TN(a)	Queretaro, Mexico(a)	Igualada, Barcelona, Spain
Gresham, OR(a)	Renton, WA(c)	Jundiai, Sao Paulo, Brazil
Hamel, MN	Solon, OH	Leeds, United Kingdom
Irvine, CA	Staunton, VA	Masnieres, France(a)
Kalamazoo, MI	Tijuana, Mexico(a)	Melbourne, Australia(a)
Kendallville, IN	Tuscaloosa, AL	Portlaoise, Ireland(a)
Lawrenceburg, TN	Vancouver, WA(a)	Sneek, Netherlands
Lumberton, NC	Valley Forge, PA	Sydney, Australia(a)
Marion, OH	Wayne, NJ
Menasha, WI(c)	Wausau, WI
Mississauga, Ontario(a)	West Monroe, LA (b)
Mitchell, SD	Winnipeg, Manitoba

Note:

(a)	Leased facility.
(b)	Multiple facilities in this location.
(c)	Facility closed during 2016 and is classified as Asset Held for Sale.
(d)	Facility closed during 2016.

ITEM 3.	LEGAL PROCEEDINGS

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

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2016.

Michael P. Doss, 50, is the President and Chief Executive Officer of Graphic Packaging Holding Company. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of Graphic Packaging Holding Company. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to the Altivity Transaction, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Stephen R. Scherger, 52, is the Senior Vice President and Chief Financial Officer of Graphic Packaging Holding Company. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President - Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined Graphic Packaging Holding Company in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and CFO, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, CFO Beverage Packaging and other executive-level positions.

Carla J. Chaney, 46, is the Senior Vice President, Human Resources of Graphic Packaging Holding Company, a position she has held since July 15, 2013. Ms. Chaney joined Graphic Packaging Holding Company from Exide Technologies. Ms. Chaney was with Exide Technologies from February 2012 to July 2013 and served most recently as Executive Vice President, Human Resources and Communications. Prior to Exide Technologies, Ms. Chaney held a variety of leadership roles with Newell Rubbermaid, Inc. from 2004 to 2011, including Group Vice President, Human Resources for the Home & Family business segment, Regional Vice President, Human Resources, EMEA; Corporate Vice President, Global Organization and People Development; and Vice President, Human Resources, Culinary Lifestyles Business. Ms. Chaney also worked for Georgia-Pacific from 1992 to 2004.

Alan R. Nichols, 54, is the Senior Vice President, Mills Division of Graphic Packaging Holding Company. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging, LLC from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone Container Corporation from August 2005 to February 2007. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Lauren S. Tashma, 50, is the Senior Vice President, General Counsel and Secretary of Graphic Packaging Holding Company, serving in this position since February, 2014.  Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., where she led the legal, compliance and EHS functions.  Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Michael S. Ukropina, 50, was the Senior Vice President, Consumer Packaging Division for Graphic Packaging Holding Company from October 24, 2014 through January 4, 2017. Beginning in August 2014, Mr. Ukropina served as the Senior Vice President, Strategy. Mr. Ukropina joined the Company in August of 2014 from ASG Worldwide, a specialty consumer packaging company, where he led ASG as President and CEO from 2012 to 2014. Prior to that, Mr. Ukropina was an officer with International Paper and his work there from 1993 to 2011 included positions such as Vice President and General Manager, Shorewood Packaging; Vice President of Operations for xpedx; and Director of Finance & Planning for Industrial Packaging. During that time, Mr. Ukropina led packaging growth strategies across multiple businesses in Latin America, Europe and Asia.

Joseph P. Yost, 49, is the Senior Vice President, and President, Americas of Graphic Packaging Holding Company. Prior to January 5, 2017, Mr. Yost served as Senior Vice President, Global Beverage and Europe from September 1, 2015 to January 4, 2017, Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February, 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support, Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with Graphic Packaging Corporation; Manager, Operations Planning and Analysis, Consumer Products Division from 1999 to 2000 with Graphic Packaging Corporation; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2016 and 2015 are as follows:

	2016		2015
	High	Low	High	Low
First Quarter	$13.36	$10.71	$16.14	$13.37
Second Quarter	13.71	11.95	15.16	13.52
Third Quarter	14.70	12.19	15.28	12.62
Fourth Quarter	14.09	12.24	14.46	12.17

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During 2016, the Company repurchased approximately 13.2 million shares, or $169 million, under this repurchase program at an average price of $12.77. During 2015, the Company repurchased 4.6 million shares, or approximately $63 million at an average price of $13.60.

During 2016 and 2015, the Company's board of directors declared a regular quarterly dividend per share of common stock to shareholders of record as follows:

2016
Date Declared	Record Date	Payment Date	Dividend Per Share
February 25, 2016	March 15, 2016	April 5, 2016	$0.05
May 25, 2016	June 15, 2016	July 5, 2016	$0.05
July 29, 2016	September 15, 2016	October 5, 2016	$0.05
October 24, 2016	December 15, 2016	January 5, 2017	$0.075

During 2016, the Company declared and paid cash dividends of $71.7 million and $64.4 million, respectively.

2015
Date Declared	Record Date	Payment Date	Dividend Per Share
February 4, 2015	March 15, 2015	April 5, 2015	$0.05
May 20, 2015	June 15, 2015	July 5, 2015	$0.05
July 30, 2015	September 15, 2015	October 5, 2015	$0.05
November 19, 2015	December 15, 2015	January 5, 2016	$0.05

During 2015, the Company declared and paid cash dividends of $65.5 million and $49.3 million, respectively. There were no dividends paid prior to 2015.  GPHC depends on GPII for cash to pay dividends.  Unless GPHC receives dividends, distributions or transfers from such domestic subsidiaries, it cannot pay cash dividends on its common stock, because it has no independent operations.  Such dividends, distributions or transfers from GPHC’s domestic subsidiaries may be restricted because the terms of the GPII’s debt agreements and indentures limit its ability to make such payments to the Company. See "Item 1A-Risk Factors" and Note - 5 in the Notes to Consolidated Financial Statements in "Item 8-Financial Statements and Supplementary Data."

On February 6, 2017, there were 1,279 stockholders of record and approximately 22,000 beneficial holders of GPHC’s common stock.

During the fourth quarter of 2016, pursuant to the share repurchase program described above, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period (2016)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)
October 1, through October 31,	926,457	$13.19	13,999,960	5,374,122
November 1, through November 30,	1,906,164	$12.78	15,906,124	3,406,790
December 1, through December 31,	1,921,512	$12.71	17,827,636	1,474,270
Total	4,754,133

(a) Based on the closing price of the Company's common stock as of the end of each period.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2011 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Graphic Packaging Holding Company	$100.00	$151.64	$225.35	$319.72	$305.57	$302.38
S&P 500 Stock Index	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones U.S. Container & Packaging Index	100.00	114.10	160.56	184.18	176.25	209.84

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

		Year Ended December 31,
In millions, except per share amounts	2016	2015	2014	2013	2012
Statement of Operations Data:
Net Sales	$4,298.1	$4,160.2	$4,240.5	$4,478.1	$4,337.1
Income from Operations	396.0	427.1	227.8	341.6	322.4
Net Income	228.0	230.1	89.0	146.7	120.1
Net Income (Loss) Attributable to Noncontrolling Interests	—	—	0.7	(0.1)	2.5
Net Income Attributable Graphic Packaging Holding Company	228.0	230.1	89.7	146.6	122.6

Net Income Attributable to Graphic Packaging Holding Company Per Share Basis:
Basic	$0.71	$0.70	$0.27	$0.42	$0.31
Diluted	$0.71	$0.70	$0.27	$0.42	$0.31

Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$59.1	$54.9	$81.6	$52.2	$51.5
Total Assets	4,603.4	4,256.1	4,137.6	4,373.1	4,482.0
Total Debt	2,151.9	1,875.5	1,957.7	2,238.3	2,317.8
Total Equity	1,056.5	1,101.7	1,012.3	1,062.3	972.3

Additional Data:
Depreciation and Amortization	$299.3	$280.5	$270.0	$277.4	$266.8
Capital Spending, including Packaging Machinery	294.6	244.1	201.4	209.2	203.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company’s past performance, financial condition and prospects. The following will be discussed and analyzed:

Overview of Business
Overview of 2016 Results
Results of Operations
Financial Condition, Liquidity and Capital Resources
Critical Accounting Policies
New Accounting Standards
Business Outlook
OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft paperboard (“CUK”) and coated-recycled paperboard (“CRB”), as well as other grades of paperboard that are purchased from third party suppliers. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

Prior to the sale of the Company's multi-wall bag business on June 30, 2014, the Company was also a leading supplier of flexible packaging in North America. Flexible Packaging products included multi-wall bags, such as pasted valve, pinched bottom, sewn open mouth and woven polypropylene, and coated paper. Coated paper products included institutional french fry packaging, barrier pouch rollstock and freezer paper. Key markets included food and agriculture, building and industrial materials, chemicals, minerals and pet foods.

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

Significant Factors That Impact The Company’s Business and Results of Operations

Impact of Inflation/Deflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic film and resins, depreciation expense and labor. Costs increased year over year by $25.0 million in 2016 and increased year over year by $9.0 million in 2015. The higher costs in 2016 were primarily due to higher labor and benefit costs ($20.6 million) secondary fiber ($10.7 million), net energy related costs ($9.8 million), and other costs ($0.8 million), partially offset by lower costs for wood ($4.8 million), chemicals ($3.6 million), freight ($3.5 million), corrugate ($3.3 million), and resin and film ($1.7 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2017. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Competition and Market Factors.  As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and CRB board and other paper substrates such as solid bleach sulfate ("SBS") and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

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

Debt Obligations.  The Company had $2,167.8 million of outstanding debt obligations as of December 31, 2016. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement and Indentures may also restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), payment of dividends, loans or advances and certain other types of transactions. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations.

•
Net Sales in 2016 increased by $137.9 million or 3.3%, to $4,298.1 million from $4,160.2 million in 2015 primarily due to the acquisitions discussed below, partially offset by the shut down of certain assets during 2015, unfavorable foreign exchange rates and lower pricing.

•
Income from Operations in 2016 decreased by $31.1 million or 7.3%, to $396.0 million from $427.1 million in 2015 due to the lower pricing, higher inflation, higher depreciation and amortization related to purchase accounting for the acquisitions and unfavorable foreign exchange rates. These decreases were offset by net improved performance, primarily cost savings through continuous improvement programs, and the acquisitions.

Acquisitions

•
On April 29, 2016, the Company acquired Colorpak Limited ("Colorpak"), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand.

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

•
On January 5, 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"). The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage and consumer product markets.

The Colorpak, Metro, WG Anderson and G-Box transactions are referred to collectively as the "2016 Acquisitions."

•
During 2015, the Company acquired Carded Graphics, LLC. ("Carded"), certain assets of Cascades Norampac Division ("Cascades"), Rose City Printing and Packaging Inc. ("Rose City"). These transactions are referred to collectively as the "North American Acquisitions."

Capital Allocations

•
During 2016, the Company repurchased 13.2 million shares, or approximately $169 million of shares, at an average price of $12.77 in accordance with the previously announced share repurchase program. The program allows management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. As of December 31, 2016, the Company has approximately $18 million remaining under the current share repurchase program. On January 10, 2017, the Company's board of directors authorized a new $250 million share repurchase program.

•
During 2016, the Company declared and paid cash dividends of $71.7 million and $64.4 million, respectively. On October 24, 2016, the Company's board of directors declared a quarterly dividend of $0.075 per common share which increased the quarterly dividend by fifty percent. The Company intends to increase the annual dividend in 2017 from $0.20 per share to $0.30 per share, subject to Board approval.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2016	2015	2014
Net Sales	$4,298.1	$4,160.2	$4,240.5
Income from Operations	$396.0	$427.1	$227.8
Interest Expense, Net	(76.6)	(67.8)	(80.7)
Loss on Modification or Extinguishment of Debt	—	—	(14.4)
Income before Income Taxes and Equity Income of Unconsolidated Entity	$319.4	$359.3	$132.7
Income Tax Expense	(93.2)	(130.4)	(45.4)
Income before Equity Income of Unconsolidated Entity	$226.2	$228.9	$87.3
Equity Income of Unconsolidated Entity	1.8	1.2	1.7
Net Income	$228.0	$230.1	$89.0

2016 COMPARED WITH 2015

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2015	Price	Volume/Mix	Foreign Exchange	2016	Increase (Decrease)	Percent Change
Consolidated	$4,160.2	$(33.8)	$219.2	$(47.5)	$4,298.1	$137.9	3.3%

The Company's Net Sales in 2016 increased by $137.9 million or 3.3%, to $4,298.1 million from $4,160.2 million for the same period in 2015, primarily due to Net Sales of $280.7 million for the 2016 Acquisitions as well as the acquisition of Carded on October 1, 2015 and Cascades on February 5, 2015. Net sales were $74.5 million lower due to the closure or shutdown of certain assets in the latter part of 2015. Global beverage volumes were up modestly while softness continued for certain consumer products, including dry foods, frozen foods and cereal. Unfavorable exchange rates, primarily the British pound, and lower pricing also negatively impacted Net Sales.

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2015	Price	Volume/Mix	Inflation	Foreign Exchange	Other (a)	2016	Increase (Decrease)	Percent Change
Consolidated	$427.1	$(33.8)	$(18.7)	$(25.0)	$(19.1)	$65.5	$396.0	$(31.1)	(7.3)%

(a)	Includes the Company’s cost reduction initiatives, sales of assets and expenses related to acquisitions, integration activities, and shutdown costs.

The Company's Income from Operations for 2016 decreased $31.1 million or 7.3%, to $396.0 million from $427.1 million for the same period in 2015 due to the lower pricing, higher inflation, unfavorable foreign exchange rates, higher depreciation and amortization related to purchase accounting for the 2016 and Carded Acquisitions, costs and operational issues related to the onboarding of new or transferred business related to the closed or announced closure of facilities, and the approximate $15 million impact related to the downtime taken to upgrade a paper machine at West Monroe. Inflation in 2016 was primarily due to higher labor and benefit costs ($20.6 million) secondary fiber ($10.7 million), net energy related costs ($9.8 million), and other costs ($0.8 million), partially offset by lower costs for wood ($4.8 million), chemicals ($3.6 million), freight ($3.5 million), corrugate ($3.3 million), and resin and film ($1.7 million).

Interest Expense, Net

Interest Expense, Net increased by $8.8 million to $76.6 million in 2016 from $67.8 million in 2015. Interest Expense, Net increased due primarily to higher average debt balances and higher average interest rates as compared to prior year. As of December 31, 2016, approximately 33% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2016, the Company recognized Income Tax Expense of $93.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $319.4 million. During 2015, the Company recognized Income Tax Expense of $130.4 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $359.3 million. The effective tax rate for 2016 was different than the statutory rate primarily due to an agreement executed with the Internal Revenue Service. As a result of the agreement, the Company has amended its 2011 and 2012 U.S. federal and state income tax returns resulting in the utilization of previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the second quarter of 2016 of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate was also different than the statutory tax rate due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances. The Company has recognized net operating losses ("NOLs") of approximately $351 million as well as additional NOLs of approximately $107 million that are currently prohibited from recognition under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, as discussed in Note 8 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data," for U.S. federal income tax purposes, which may be used to offset future taxable income.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $1.8 million in 2016 and $1.2 million in 2015 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2015 COMPARED WITH 2014

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Foreign Exchange	2015	Increase (Decrease)	Percent Change
Consolidated	$4,240.5	$(15.6)	$265.9	$(221.6)	$(109.0)	$4,160.2	$(80.3)	(1.9)%

The Company’s Net Sales in 2015 decreased by $80.3 million, or 1.9% to 4,160.2 million from 4,240.5 million in 2014. Excluding net sales of the divestitures of the Company's multi-wall bag and label businesses in 2014 of $221.6 million, net sales increased $141.3 million. The increase was due primarily to the North American Acquisitions and Benson acquisition of approximately $303.3 million, partially offset by unfavorable foreign currency exchange rates of $109.0 million, lower pricing due to deflationary cost pass throughs and settlements. Volumes were even with prior year as decreases due to the continuation of soft demand in key markets for certain consumer products, primarily cereal and frozen and dry foods, were offset by new products. Global beverage volumes were essentially even with prior year as declines in soft drink and big beer were offset by increases in craft beer, specialty beverage (energy drinks and teas) and open market beverage. The unfavorable currency impact was primarily in Europe and the United Kingdom.

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2014	Price	Volume/Mix	Divestitures	Inflation	Foreign Exchange	Other(a)	2015	Increase (Decrease)	Percent Change
Consolidated	$227.8	$(15.6)	$12.1	$178.9	$(9.0)	$(29.2)	$62.1	$427.1	$199.3	87.5%

(a)	Includes the Company’s cost reduction initiatives, sales of assets and expenses related to acquisitions, integration activities, and shutdown costs.

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

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $1.2 million in 2015 and $1.7 million in 2014 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

Segment Reporting

Prior to the sale of the multi-wall bag business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging. During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB Accounting Standards Codification (“ASC”) 280 Segment Reporting, and concluded there are three reportable segments:

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

Americas Paperboard Packaging includes paperboard folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets primarily in the Americas.

Europe Paperboard Packaging includes paperboard folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim operating segment and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
In millions	2016	2015	2014
NET SALES:
Paperboard Mills	$394.7	$480.5	$380.6
Americas Paperboard Packaging	3,316.9	3,049.6	3,006.7
Europe Paperboard Packaging	569.9	603.9	596.6
Flexible Packaging	—	—	215.6
Corporate/Other/Eliminations	16.6	26.2	41.0
Total	$4,298.1	$4,160.2	$4,240.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(7.8)	$12.9	$8.5
Americas Paperboard Packaging	416.8	403.9	412.0
Europe Paperboard Packaging	25.4	40.8	32.5
Flexible Packaging (a)	—	—	(186.1)
Corporate and Other	(38.4)	(30.5)	(39.1)
Total	$396.0	$427.1	$227.8

(a) Includes Loss on Sale of Assets of multi-wall bag business of $171.1 million in 2014.

2016 COMPARED WITH 2015

Paperboard Mills - Net sales decreased $85.8 million primarily due to the third quarter of 2015 shutdown of the Jonquire, Quebec mill (part of the February 4, 2015 Cascades acquisition) and the October 2015 shut down of the kraft paper machine in West Monroe, LA of $74.5 million, as well as lower open market sales across all substrates. In addition, more tons were internalized due to the acquisitions.

Income from Operations decreased due to downtime taken to upgrade a paper machine at West Monroe, LA. and higher inflation, partially offset by productivity improvements.

Americas Paperboard Packaging - Sales increased primarily due to Net Sales of $277.0 million for the 2016, Carded and Cascades Acquisitions, higher global beverage volumes and new product introductions. These increases were partially offset by lower volume for certain consumer products and lower pricing.

Income from Operations increased due to cost savings through continuous improvement programs, partially offset by the lower pricing, higher depreciation and amortization related to purchase accounting for the acquisitions, and operational issues related to the onboarding of new or transferred business.

Europe Paperboard Packaging - Sales decreased primarily due to unfavorable foreign currency exchange rates and lower pricing, partially offset by higher volume due to new product introductions.

Income from Operations decreased due to unfavorable foreign currency exchange rates and lower pricing, partially offset by improved operating performance and cost savings.

2015 COMPARED WITH 2014

Paperboard Mills - Open market paperboard Net Sales and Income from Operations increased due to the acquisition of Cascades Norampac Division.

Americas Paperboard Packaging - Sales increased due to the North American Acquisitions, new product introductions and increased sales of craft beer and specialty beverage (energy drinks and teas) packaging. This increase was partially offset by soft demand for certain consumer and beverage products, primarily cereal, frozen and dried foods, soft drink and big beer, as well as unfavorable exchange rates primarily in Brazil.

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

Cash Flows

	Years Ended December 31,
In millions	2016	2015
Net Cash Provided by Operating Activities	$641.4	$589.2
Net Cash Used in Investing Activities	$(632.5)	$(399.8)
Net Cash Used In Financing Activities	$(3.1)	$(210.9)

Net cash provided by operating activities in 2016 totaled $641.4 million, compared to $589.2 million in 2015. The increase was due primarily to the 2016 Acquisitions and lower inventory balances, excluding the impact of the 2016 Acquisitions. Pension contributions in 2016 and 2015 were $51.4 million and $53.4 million, respectively.

Net cash used in investing activities in 2016 totaled $632.5 million, compared to $399.8 million in 2015. Current year activities consisted primarily of capital spending of $294.6 million and $332.7 million for the 2016 Acquisitions, net of cash acquired. In the prior year, capital spending was $244.1 million and the Company paid $163.2 million, net of cash acquired, for the North American Acquisitions.

Net cash used in financing activities in 2016 totaled $3.1 million, compared to $210.9 million used in financing activities in 2015. The Company completed its debt offering of $300 million aggregated principal amount of 4.125% senior notes due 2024 in a registered public offering and used the net proceeds to repay a portion of its outstanding borrowings of its senior secured revolving credit facility. The Company also paid dividends of $64.4 million, repurchased $164.9 million of its common stock, and withheld $11.3 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. Current year activities also include net payments under revolving credit facilities of $35.8 million and payments on debt of $25.0 million. In the prior year, the Company made net payments under revolving credit facilities of $50.8 million and payments on debt of $25.0 million. The Company also paid dividends of $49.3 million, repurchased $63.0 million of its common stock, and withheld $21.5 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

As of December 31, 2016, the Company had approximately $351 million of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

As of December 31, 2016, the Company had $53.0 million of cash in foreign jurisdictions for which deferred taxes in the U.S. have not been provided, as earnings have been deemed indefinitely reinvested outside the U.S.

Accounts receivable are stated at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts. The allowance for doubtful accounts is estimated based on historical experience, current economic conditions and the creditworthiness of customers. Receivables are charged to the allowance when determined to be no longer collectible.
The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the FASB Codification. During 2016, under these agreements, the Company sold and derecognized $1.3 billion of receivables, collected $1.2 billion on behalf of the financial institution, and received funding of approximately $116 million by the financial institution, resulting in deferred proceeds of approximately $31 million as of December 31, 2016. During 2015 under the agreement, the Company sold and derecognized $1.1 billion of receivables, collected approximately $920 million on behalf of the financial institution, and received funding of approximately $154 million by the financial institution, resulting in deferred proceeds of approximately $51 million as of December 31, 2015. Cash proceeds related to the sales are included in cash from operating activities on the Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Consolidated Statement of Operations.
The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2016 and 2015, the Company sold receivables of approximately $66 million and $129 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $376 million and $282 million as of December 31, 2016 and 2015, respectively.

Covenant Restrictions

The Credit Agreement and the Indentures limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Second Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on October 7, 2014.

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2016, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.63 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2016, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 11.08 to 1.00.

As of December 31, 2016, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' rating on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in 2016 was $280.0 million ($294.6 million was paid), compared to $253.8 million ($244.1 million was paid) in 2015. During 2016, the Company had capital spending of $232.6 million for improving process capabilities, $31.4 million for capital spares and $16.0 million for manufacturing packaging machinery.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2016 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$2,149.9	$62.1	$1,111.5	$426.0	$550.3
Operating Leases	173.0	41.5	58.3	33.5	39.7
Capital Leases	27.2	2.1	3.9	3.6	17.6
Interest Payable	371.2	80.0	164.2	78.9	48.1
Purchase Obligations (a)	722.5	145.0	198.6	80.3	298.6
Pension Funding	40.0	40.0	—	—	—
Total Contractual Obligations (b)	$3,483.8	$370.7	$1,536.5	$622.3	$954.3

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

International Operations

For 2016, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 23% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2016, approximately 20% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the euro, British pound sterling, the Australian dollar, the Canadian Dollar, the Mexico Peso or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $58.9 million, which was recorded in Other Comprehensive (Loss) Income for the year ended December 31, 2016. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

The functional currency of the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to Shareholders’ Equity. Gains and losses on foreign currency transactions are included in Other Expense (Income), Net for the period in which the exchange rate changes.

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2017. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension expense for defined benefit pension plans was $22.4 million in 2016 compared with $16.0 million in 2015. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 5.90% and 6.81% in 2016 and 2015, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2016, the net actuarial loss was $277.8 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification.

The discount rate used to determine the present value of future pension obligations at December 31, 2016 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 4.01% and 4.41% in 2016 and 2015, respectively.

The Company’s pension income is estimated to be approximately $4 million in 2017. The estimate is based on a weighted average expected long-term rate of return of 5.78%, a weighted average discount rate of 4.01% and other assumptions. Pension expense beyond 2017 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans. Beginning in 2016, the Company has changed its methodology of calculating the service and interest cost components of pension expense from using a yield curve aggregate approach to using individual spot rates along the yield curve.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by $0.2 million and the December 31, 2016 projected benefit obligation would increase by about $30 million.

The fair value of assets in the Company’s plans was $1,115.6 million at December 31, 2016 and $1,038.9 million at December 31, 2015. The projected benefit obligations exceed the fair value of plan assets by $163.4 million million and $200.1 million as of

December 31, 2016 and 2015, respectively. The accumulated benefit obligation (“ABO”) exceeded plan assets by $154.4 million at the end of 2016. At the end of 2015, the ABO exceeded the fair value of plan assets by $187.3 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceeds its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2016, the Company had five reporting units, four of which had goodwill.

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. If the results of the qualitative analysis of any of the reporting units is inconclusive or other facts or circumstances necessitate further analysis, the Company will perform a quantitative analysis for those reporting units.

The quantitative analysis involves calculating the fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

The Company performed its annual goodwill impairment tests as of October 1, 2016 and concluded that goodwill was not impaired.

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

As of December 31, 2016, the Company has recorded a valuation allowance of $45.5 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain state net operating loss carryforwards and federal capital loss carryforwards. As of December 31, 2015, a total valuation allowance of $44.8 million was recorded.

As of December 31, 2016, the Company has only provided for deferred U.S. income taxes on $4.9 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on $17.5 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

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

BUSINESS OUTLOOK

Total capital investment for 2017 is expected to be approximately $250 million and is expected to relate principally to the Company’s process capability improvements (approximately $210 million), acquiring capital spares (approximately $25 million), and producing packaging machinery (approximately $15 million).

The Company also expects the following in 2017:

•	Depreciation and amortization expense between $300 million and $320 million, excluding approximately $7 million of pension amortization.

•	Interest expense of $75 million to $85 million, including approximately $5 million to $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash of $380 million to $400 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activities.

•	Pension plan contributions of $30 million to $50 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2016, the Company had active interest rate swap agreements with an aggregate notional amount of $450 million which will mature on December 31, 2017, and a notional amount of $250 million which will mature on October 1, 2018.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$25.0	$51.0	$375.7	$0.6	$425.4	$550.3	$1,428.0	$1,448.8
Average Interest Rate	1.50%	1.49%	1.50%	1.23%	4.75%	4.46%	—	—
Variable Rate	$—	$—	$684.8	$—	$—	$—	$684.8	$683.9
Average Swap Rate is .6% — .1.4%	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2017	2018	2019	2020	2020	Thereafter	Total	Fair Value
Notional(a)	$600.0	$250.0	$—	$—	$—	$—	$850.0	$—
Average Pay Rate	0.92%	1.16%	—%	—	—	—	—	—
Average Receive Rate	1-Month LIBOR	1-Month LIBOR		—	—	—	—	—

(a) For 2017, the amount includes $400 million of forward starting interest rate swaps on February 1, 2017 and maturing on December 1, 2017.

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2016, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2016, when aggregated and measured in U.S. dollars at December 31, 2016 exchange rates, had net notional amounts totaling $68.1 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2016 and 2015, there were minimal amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2016 and 2015.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2016
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$15.3	$1.4
Weighted average contractual exchange rate	104.82
Receive $US/Pay Euro	$27.9	$0.9
Weighted average contractual exchange rate	1.10
Receive $US/Pay GBP	$12.7	$0.1
Weighted average contractual exchange rate	1.25

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2017. The carrying amount and fair value of the natural gas swap contracts is a net asset of $3.8 million as of December 31, 2016. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive (Loss), Income in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2016	2015	2014
Net Sales	$4,298.1	$4,160.2	$4,240.5
Cost of Sales	3,506.2	3,371.1	3,453.3
Selling, General and Administrative	355.7	347.7	365.5
Other Expense (Income), Net	3.1	(7.7)	(3.7)
Business Combinations and Other Special Charges	37.1	22.0	197.6
Income from Operations	396.0	427.1	227.8
Interest Expense, Net	(76.6)	(67.8)	(80.7)
Loss on Modification or Extinguishment of Debt	—	—	(14.4)
Income before Income Taxes and Equity Income of Unconsolidated Entity	319.4	359.3	132.7
Income Tax Expense	(93.2)	(130.4)	(45.4)
Income before Equity Income of Unconsolidated Entity	226.2	228.9	87.3
Equity Income of Unconsolidated Entity	1.8	1.2	1.7
Net Income	$228.0	$230.1	$89.0
Net Income Attributable to Noncontrolling Interests	—	—	0.7
Net Income Attributable Graphic Packaging Holding Company	$228.0	$230.1	$89.7

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.71	$0.70	$0.27
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.71	$0.70	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In millions	2016	2015	2014
Net Income	$228.0	$230.1	$89.0
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	13.0	(0.7)	(6.9)
Pension and Postretirement Benefit Plans	4.0	26.8	(105.2)
Currency Translation Adjustment	(58.9)	(37.2)	(34.0)
Total Other Comprehensive Loss, Net of Tax	(41.9)	(11.1)	(146.1)
Total Comprehensive Income (Loss)	186.1	219.0	(57.1)
Comprehensive Income Attributable to Noncontrolling Interests	—	—	0.4
Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company	$186.1	$219.0	$(56.7)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share amounts	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$59.1	$54.9
Receivables, Net	426.8	423.9
Inventories, Net	582.9	557.1
Other Current Assets	46.1	30.9
Total Current Assets	1,114.9	1,066.8
Property, Plant and Equipment, Net	1,751.9	1,586.4
Goodwill	1,260.3	1,167.8
Intangible Assets, Net	445.3	386.7
Other Assets	31.0	48.4
Total Assets	$4,603.4	$4,256.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$63.4	$36.6
Accounts Payable	466.5	457.9
Compensation and Employee Benefits	107.3	119.7
Interest Payable	15.4	9.2
Other Accrued Liabilities	127.2	108.8
Total Current Liabilities	779.8	732.2
Long-Term Debt	2,088.5	1,838.9
Deferred Income Tax Liabilities	408.0	266.7
Accrued Pension and Postretirement Benefits	202.5	247.3
Other Noncurrent Liabilities	68.1	69.3

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 313,533,785 and 324,688,717 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	3.1	3.2
Capital in Excess of Par Value	1,709.0	1,771.0
Accumulated Deficit	(268.0)	(326.8)
Accumulated Other Comprehensive Loss	(387.6)	(345.7)
Total Shareholders' Equity	1,056.5	1,101.7
Total Liabilities and Shareholders' Equity	$4,603.4	$4,256.1

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value
In millions, except share amounts	Shares	Amount		Accumulated Deficit		Total Equity
Balances at December 31, 2013	324,746,642	$3.2	$1,789.9	$(542.6)	$(188.2)	$1,062.3
Net Income	—	—	—	89.7	—	89.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(6.9)	(6.9)
Pension and Postretirement Benefit Plans	—	—	—	—	(105.5)	(105.5)
Currency Translation Adjustment	—	—	—	—	(34.0)	(34.0)
Investment in Subsidiaries	—	—	1.5	—	—	1.5
Recognition of Stock-Based Compensation	—	—	5.1	—	—	5.1
Issuance of Shares for Stock-Based Awards	2,297,858	0.1	—	—	—	0.1
Balances at December 31, 2014	327,044,500	$3.3	$1,796.5	$(452.9)	$(334.6)	$1,012.3
Net Income	—	—	—	230.1	—	230.1
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(0.7)	(0.7)
Pension and Postretirement Benefit Plans	—	—	—	—	26.8	26.8
Currency Translation Adjustment	—	—	—	—	(37.2)	(37.2)
Repurchase of Common Stock	(4,625,211)	(0.1)	(24.4)	(38.5)	—	(63.0)
Dividends Declared	—	—	—	(65.5)	—	(65.5)
Recognition of Stock-Based Compensation	—	—	(1.1)	—	—	(1.1)
Issuance of Shares for Stock-Based Awards	2,269,428	—	—	—	—	—
Balances at December 31, 2015	324,688,717	$3.2	$1,771.0	$(326.8)	$(345.7)	$1,101.7
Net Income	—	—	—	228.0	—	228.0
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	13.0	13.0
Pension and Postretirement Benefit Plans	—	—	—	—	4.0	4.0
Currency Translation Adjustment	—	—	—	—	(58.9)	(58.9)
Repurchase of Common Stock(a)	(13,202,425)	(0.1)	(71.2)	(97.5)	—	(168.8)
Dividends Declared	—	—	—	(71.7)	—	(71.7)
Recognition of Stock-Based Compensation	—	—	9.2	—	—	9.2
Issuance of Shares for Stock-Based Awards	1,659,493	—	—	—	—	—
Balances at December 31, 2016	313,145,785	$3.1	$1,709.0	$(268.0)	$(387.6)	$1,056.5

(a) Includes 388,000 shares repurchased but not yet settled.

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$228.0	$230.1	$89.0

Non-cash Items Included in Net Income:
Depreciation and Amortization	299.3	280.5	270.0
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	—	4.6
Amortization of Deferred Debt Issuance Costs	4.8	4.1	4.8
Deferred Income Taxes	76.7	110.0	33.1
Amount of Postretirement Expense Less Than Funding	(31.3)	(39.4)	(46.3)
Loss on the Sale of Assets, net	0.8	1.9	173.6
Asset Write-offs	1.0	0.7	7.0
Other, Net	23.6	20.3	31.0
Changes in Operating Assets and Liabilities, Net of Acquisitions and Disposition (See Note 3)	38.5	(19.0)	(40.2)
Net Cash Provided by Operating Activities	641.4	589.2	526.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(278.6)	(228.9)	(187.1)
Packaging Machinery Spending	(16.0)	(15.2)	(14.3)
Proceeds from Government Grant	—	—	26.9
Acquisition of Business, Net of Cash Acquired	(332.7)	(163.2)	(173.8)
Proceeds Received from Sale of Assets, Net of Selling Costs	—	—	170.8
Other, Net	(5.2)	7.5	(5.7)
Net Cash Used in Investing Activities	(632.5)	(399.8)	(183.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(164.9)	(63.0)	—
Proceeds from Issuance of Debt	300.0	—	250.0
Retirement of Long-Term Debt	—	—	(247.7)
Payments on Debt	(25.0)	(25.0)	(214.6)
Borrowings under Revolving Credit Facilities	1,200.0	903.0	1,957.9
Payments on Revolving Credit Facilities	(1,235.8)	(953.8)	(2,012.2)
Debt Issuance Costs and Redemption and Early Tender Premiums	(5.3)	—	(16.8)
Repurchase of Common Stock related to Share-Based Payments	(11.3)	(21.5)	(14.7)
Dividends Paid	(64.4)	(49.3)	—
Other, Net	3.6	(1.3)	(10.7)
Net Cash Used In Financing Activities	(3.1)	(210.9)	(308.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.6)	(5.2)	(5.2)
Net Increase (Decrease) in Cash and Cash Equivalents	4.2	(26.7)	29.4
Cash and Cash Equivalents at Beginning of Period	54.9	81.6	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59.1	$54.9	$81.6

Non-cash investing activities:

	Year Ended December 31,
In millions	2016	2015	2014
Total Consideration Received from the Sale of Assets	$—	$—	$181.0
Cash Proceeds Received from the Sale of Assets	—	—	170.8
Non-cash Consideration Received from the Sale of Assets	$—	$—	$10.2
The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company is one of the largest producers of folding cartons in the United States ("U.S.") and holds a leading market position in coated unbleached kraft paperboard (“CUK”) and coated-recycled paperboard (“CRB”). The Company’s customers include some of the most widely recognized companies in the world. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to customer service.

GPHC conducts no significant business and has no independent assets or operations other than its ownership of all of Graphic Packaging International, Inc.'s ("GPII") outstanding common stock.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, slow-moving and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, impairment testing of goodwill and long-term assets, fair values related to acquisition accounting, fair value of derivative financial instruments, deferred income tax assets and potential income tax assessments, and loss contingencies.

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

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC"). During 2016, the Company sold and derecognized

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$1.3 billion of receivables, collected $1.2 billion on behalf of the financial institution, and received funding of approximately $116 million by the financial institution, resulting in deferred proceeds of approximately $31 million as of December 31, 2016. During 2015, the Company sold and derecognized $1.1 billion of receivables, collected approximately $920 million on behalf of the financial institution, and received funding of approximately $154 million by the financial institution, resulting in deferred proceeds of approximately $51 million as of December 31, 2015. Cash proceeds related to the sales are included in cash from operating activities on the Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2016 and 2015, the Company sold receivables of approximately $66 million and $129 million respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $376 million and $282 million as of December 31, 2016 and 2015, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. As of and for the years ended December 31, 2016 and 2015, no customer accounted for more than 10% of net sales.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $1.3 million, $0.8 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Depreciation expense, including the depreciation expense of assets under capital leases, for 2016, 2015 and 2014 was $240.0 million, $227.6 million and $221.6 million, respectively.

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

Goodwill is the Company’s only intangible asset not subject to amortization. The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$736.0	$(321.0)	$415.0	$627.2	$(269.0)	$358.2
Patents, Trademarks, Licenses, and Leases	125.1	(94.8)	30.3	119.5	(91.0)	28.5
Total	$861.1	$(415.8)	$445.3	$746.7	$(360.0)	$386.7

The Company recorded amortization expense for the years ended December 31, 2016, 2015 and 2014 of $59.3 million,
$52.9 million and $48.4 million, respectively. The Company expects amortization expense for the next five years to be as follows: $58 million, $56 million, $54 million, $50 million, and $43 million.

Goodwill

The Company tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceeds its carrying amount.

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

Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount (including goodwill), to the fair value of the reporting unit. When performing the quantitative analysis, the estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including future cash flows, and market data and analysis, including market capitalization. The

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assumptions used are based on what a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. As a result of its testing of goodwill as of October 1, 2016, the Company concluded goodwill was not impaired.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Mills	Americas Paperboard Packaging	Europe Paperboard Packaging	Total
Balance at December 31, 2014	$408.5	$644.1	$65.5	$1,118.1
Acquisition of Businesses	—	55.6	—	55.6
Foreign Currency Effects	—	(1.4)	(4.5)	(5.9)
Balance at December 31, 2015	$408.5	$698.3	$61.0	$1,167.8
Acquisition of Businesses	—	112.9	—	112.9
Foreign Currency Effects	—	(8.4)	(12.0)	(20.4)
Balance at December 31, 2016	$408.5	$802.8	$49.0	$1,260.3

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

International Currency

The functional currency of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Any related translation adjustments are recorded directly to a separate component of Shareholders’ Equity, unless there is a sale or substantially complete liquidation of the underlying foreign investments.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2016, 2015 and 2014 were $14.9 million, $13.8 million and $14.9 million, respectively.

Business Combinations and Other Special Charges

The following table summarizes the transactions recorded in Business Combinations and Other Special Charges in the Consolidated Statements of Operations as of December 31:

In millions	2016	2015	2014
Net Charges Associated with Business Combinations	$21.2	$14.0	$12.4
Other Special Charges	15.9	6.1	5.1
Loss on Sale of Assets	—	1.9	180.1
Total	$37.1	$22.0	$197.6

2016

On April 29, 2016, the Company acquired Colorpak Limited ("Colorpak"), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne, Australia, Sydney, Australia and Auckland, New Zealand.

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

On January 5, 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"). The acquisition includes two folding carton converting facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage and consumer product markets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015

On October 1, 2015, the Company acquired the converting assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), an award winning folding carton producer with a strong regional presence in the food, craft beer and other consumer product markets.

On February 4, 2015, the Company acquired certain assets of Cascades Norampac Division ("Cascades") in Canada. Cascades services the food and beverage markets and operates three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp mill located in Jonquiere, Quebec and a coated recycled board mill located in East Angus, Quebec. The Jonquiere mill was shutdown in the third quarter of 2015.

On January 2, 2015, the Company acquired Rose City Printing and Packaging Inc. ("Rose City"). Rose City services food and beverage markets and operates two folding carton converting facilities located in Gresham, OR and Vancouver, WA.

As also disclosed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, the Company acquired Rose City, Cascades and Carded and are referred to collectively as the "North American Acquisitions."

2014

On June 30, 2014, the Company sold its multi-wall bag business.

On May 23, 2014, the Company acquired Benson Box Holdings Limited ("Benson"), a leading food, beverage, and retail packaging company in the United Kingdom.

On February 3, 2014, the Company sold its labels business.

Charges associated with all acquisitions are included in Net Charges Associated with Business Combinations in the table above. For more information regarding these acquisitions see Note 4 - Acquisitions.

The financial impact of the sale of a business is reflected in Loss on Sale of Assets in the table above.

Capital Allocation Plan, Equity Offerings and Share Repurchases

Capital Allocation Plan

On February 4, 2015, the Company's board of directors authorized a share repurchase program to allow management to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During 2016, the Company repurchased 13.2 million shares, or approximately $169 million, of its common stock under this program at an average price of $12.77. During 2015, the Company repurchased 4.6 million shares, or approximately $63 million, of its common stock under this program at an average price of $13.60. At December 31, 2016, the Company had approximately $18 million remaining under this share repurchase program.

During 2016 and 2015, the Company's board of directors declared a quarterly dividend per share of common stock to shareholders of record as follows:

2016
Date Declared	Record Date	Payment Date	Dividend Per Share
February 25, 2016	March 15, 2016	April 5, 2016	$0.05
May 25, 2016	June 15, 2016	July 5, 2016	$0.05
July 29, 2016	September 15, 2016	October 5, 2016	$0.05
October 24, 2016	December 15, 2016	January 5, 2017	$0.075

During 2016, the Company declared and paid cash dividends of $71.7 million and $64.4 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015
Date Declared	Record Date	Payment Date	Dividend Per Share
February 4, 2015	March 15, 2015	April 5, 2015	$0.05
May 20, 2015	June 15, 2015	July 5, 2015	$0.05
July 30, 2015	September 15, 2015	October 5, 2015	$0.05
November 19, 2015	December 15, 2015	January 5, 2016	$0.05

During 2015, the Company declared and paid cash dividends of $65.5 million and $49.3 million, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employees Share-Based Payment Accounting. The amendments in this ASU are part of the simplification initiative by the FASB and involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company plans to adopt these amendments in first quarter of 2017. Under the modified retrospective method, the Company will recognize approximately $39 million in accumulated deficit and deferred tax liabilities for the previously unrecognized cumulative federal and state income tax effects of net operating loss carryforwards generated through historical excess tax benefit deductions which are currently prohibited from recognition. All other adopted amendments are not expected to have a material impact on the Company's financial position, results of operations and cash flow.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment replaces the current method of measuring inventories at lower of cost or market with a lower of cost and net realizable value method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard but not before the original effective date of December 15, 2016, and can be applied using a full retrospective or modified retrospective approach. The Company is adopting this standard in the first quarter of fiscal 2018 and currently expects to use the modified retrospective approach. Based on certain contractual terms with some customers, the adoption may require acceleration of revenue for products produced by the Company without an alternative use and where the Company would have a legally enforceable right of payment for production completed to date. The Company is continuing to evaluate these contractual terms, including possible modifications to certain contracts, as well as evaluating the materiality of the impact to the financial statements. Currently, the Company does not believe the adoption of the other elements of the standard will have a material impact on the Company's financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2.	SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2016	2015
Trade	$370.0	$344.3
Less: Allowance	(6.7)	(7.5)
	363.3	336.8
Other (1)	63.5	87.1
Total	$426.8	$423.9

(1) Includes a receivable of approximately $31 million and $51 million for 2016 and 2015, respectively, from the financial institution under the purchasing and servicing of receivables agreements, which is a Level 3 fair value measurement.

Inventories, Net by major class:

In millions	2016	2015
Finished Goods	$238.3	$265.5
Work in Progress	73.5	50.4
Raw Materials	187.2	163.0
Supplies	83.9	78.2
Total	$582.9	$557.1

Other Current Assets:

In millions	2016	2015
Prepaid Assets	$34.1	$30.5
Assets Held for Sale	5.0	—
Fair Value of Derivatives, current portion	7.0	0.4
Total	$46.1	$30.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net:

In millions	2016	2015
Property, Plant and Equipment, at Cost:
Land and Improvements	$105.9	$101.9
Buildings	404.1	379.7
Machinery and Equipment (2)	4,137.0	3,844.3
Construction-in-Progress	106.4	156.4
	4,753.4	4,482.3
Less: Accumulated Depreciation (2)	(3,001.5)	(2,895.9)
Total	$1,751.9	$1,586.4

(2) Includes gross assets under capital lease of $25.6 million and related accumulated depreciation of $5.0 million as of December 31, 2016 and gross assets under capital lease of $8.8 million and related accumulated depreciation of $4.1 million as of December 31, 2015.

Other Assets:

In millions	2016	2015
Deferred Debt Issuance Costs, Net of Amortization of $9.3 million and $7.7 million for 2016 and 2015, respectively	$4.5	$6.1
Deferred Income Tax Assets	3.2	3.6
Pension Assets	3.0	10.4
Long-term Receivables	—	9.4
Fair Value of Derivatives, noncurrent portion	0.7	—
Other	19.6	18.9
Total	$31.0	$48.4

Other Accrued Liabilities:

In millions	2016	2015
Dividends Payable	$23.6	$16.3
Deferred Revenue	11.4	19.5
Accrued Customer Rebates	8.0	6.6
Fair Value of Derivatives, current portion	0.8	14.2
Other	83.4	52.2
Total	$127.2	$108.8

Other Noncurrent Liabilities:

In millions	2016	2015
Deferred Revenue	$6.7	$6.1
Multi-employer Plans	30.4	30.5
Workers Compensation Reserve	10.7	11.6
Other	20.3	21.1
Total	$68.1	$69.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Provided by (Used in) Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions and dispositions:

In millions	2016	2015	2014
Receivables, Net	$25.5	$(1.5)	$(25.5)
Inventories, Net	10.5	(19.7)	(50.4)
Prepaid Expenses	(1.2)	0.1	4.8
Other Assets	8.5	(12.4)	9.2
Accounts Payable	4.3	12.7	13.3
Compensation and Employee Benefits	(21.7)	(1.9)	9.6
Income Taxes	1.7	0.9	9.0
Interest Payable	5.0	(1.1)	(7.4)
Other Accrued Liabilities	12.8	(3.9)	(6.3)
Other Noncurrent Liabilities	(6.9)	7.8	3.5
Total	$38.5	$(19.0)	$(40.2)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2016	2015	2014
Interest	$64.9	$60.9	$79.1
Income Taxes	$14.5	$11.2	$12.2

NOTE 4.	ACQUISITIONS

As disclosed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, the Company acquired Colorpak, Metro, WG Anderson and G-Box which are referred to collectively as the "2016 Acquisitions" and are included in the Americas Paperboard Packaging segment.

The Company paid approximately $333 million, net of cash acquired, for the 2016 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $31 million. The acquisition accounting for the 2016 Acquisitions is preliminarily based on the estimated fair values as of the purchase dates and is subject to adjustments in subsequent periods once the third party valuations are completed. Adjustments, if any, subsequent to December 31, 2016, would relate primarily to deferred taxes. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisitions were made to continue to grow the food and beverage business, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company expects that the goodwill related to Metro will be deductible for tax purposes. The preliminary acquisition accounting allocation for the 2016 Acquisitions is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$337.4	$6.7	$344.1
Assumed Debt	31.1	—	31.1
Total Purchase Consideration	$368.5	$6.7	$375.2

Cash and Cash Equivalents	$11.4	$—	$11.4
Receivables, Net	39.1	—	39.1
Inventories, Net	44.7	3.3	48.0
Other Current Assets	2.8	(0.3)	2.5
Property, Plant and Equipment, Net	106.8	28.6	135.4
Intangible Assets, Net(a)	—	124.6	124.6
Other Assets	9.6	—	9.6
Total Assets Acquired	214.4	156.2	370.6
Current Liabilities	50.2	(1.4)	48.8
Deferred Tax Liabilities	9.0	49.0	58.0
Other Noncurrent Liabilities	—	1.5	1.5
Total Liabilities Assumed	59.2	49.1	108.3
Net Assets Acquired	155.2	107.1	262.3
Goodwill	213.3	(100.4)	112.9
Total Estimated Fair Value of Net Assets Acquired	$368.5	$6.7	$375.2

(a) The weighted average life of Intangibles, Net, is 7.2 years. The Intangible Assets, Net were valued using the income approach and are a Level 3 fair value measurement.

During 2016, Net Sales and Income from Operations for the 2016 Acquisitions were approximately $246 million and $0.2 million, respectively.

As also disclosed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, during 2015, the Company acquired Rose City, Cascades and Carded and are referred to collectively as the "North American Acquisitions."

In 2015, the Company paid approximately $164 million for the North American Acquisitions and the acquisition accounting has been finalized.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5.	DEBT

Short-Term Debt is comprised of the following:

In millions	2016	2015
Short Term Borrowings	$37.1	$10.8
Current Portion of Capital Lease Obligations	1.3	0.8
Current Portion of Long-Term Debt	25.0	25.0
Total	$63.4	$36.6

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2016 and 2015 was 3.2% and 9.2%, respectively.

Long-Term Debt is comprised of the following:

In millions	2016	2015
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.20%, payable in 2024	$300.0	$—
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.94%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.79%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.2% at December 31, 2016) payable through 2019	950.0	975.0
Senior Secured Revolving Credit Facilities with interest payable at floating rates (2.1% at December 31, 2016) payable in 2019	184.8	224.8
Capital Lease Obligations	17.9	1.8
Other	3.0	1.8
Total Long-Term Debt	2,130.7	1,878.4
Less: Current Portion	26.3	25.8
	2,104.4	1,852.6
Less: Unamortized Deferred Debt Issuance Costs	15.9	13.7
Total	$2,088.5	$1,838.9

Long-Term Debt maturities (excluding capital leases) are as follows:

In millions
2017	$25.0
2018	51.0
2019	1,060.5
2020	0.6
2021	425.4
After 2021	550.3
Total	$2,112.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes

During November 2014, the Company completed the issuance and sale of $250 million aggregate principal amount of 4.875% Notes due 2022. The Company also redeemed 100% of $250.0 million aggregate principal of its 7.875% Senior Notes due in 2018. The notes were redeemed at a price of 103.94%. In conjunction with both of these transactions, $12.1 million of fees were expensed and are reflected as Loss on Modification or Extinguishment of Debt in the Company's Consolidated Statement of Operations. The remaining fees of $4.4 million were deferred and are being amortized using the effective interest method until maturity.

During August 2016, the Company completed the issuance and sale of $300 million aggregate principal amount of 4.125% Notes due 2024. In connection with the new notes, the Company recorded deferred financing cost of approximately $5.4 million.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2016, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility (a)	$1,250.0	$142.0	$1,085.7
Senior Secured International Revolving Credit Facility	167.0	42.8	124.2
Other International Facilities	52.6	40.1	12.5
Total	$1,469.6	$224.9	$1,222.4

(a)In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $22.3 million as of December 31, 2016. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire through mid- 2018 unless extended.

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 6.	STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s”) and other types of stock-based and cash awards. Prior to the approval of the 2014 Plan and the expiration of the Graphic Packaging Holding Company Amended and Restated 2004 Stock and Incentive Compensation Plan (the “2004 Plan”) in 2014, the Company made all new grants under the 2004 Plan. Awards under the 2014 Plan and the 2004 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan and 2004 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan and 2004 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain performance conditions based on various financial targets or service requirements that must be met for the shares to vest. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

	2016	2015	2014
RSUs — Employees	1,891,335	1,751,823	2,153,885
Weighted-average grant date fair value	$11.20	$13.28	$10.22
Stock Awards — Board of Directors	59,880	54,120	77,139
Weighted-average grant date fair value	$13.36	$14.78	$10.50

A summary of the changes in the number of unvested RSUs from December 31, 2013 to December 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2013	9,836,133	$5.86
Granted	2,153,885	10.22
Released	(3,619,979)	5.18
Forfeited	(756,341)	7.45
Outstanding — December 31, 2014	7,613,698	$7.20
Granted	1,751,823	13.28
Released	(3,657,373)	5.45
Forfeited	(268,560)	9.32
Outstanding — December 31, 2015	5,439,588	$10.22
Granted	1,891,335	11.20
Released	(2,596,292)	7.29
Forfeited	(66,956)	12.74
Outstanding — December 31, 2016	4,667,675	$12.21

The initial value of the RSUs is based on the market value of the Company’s common stock on the date of grant. RSUs are recorded in Stockholders' Equity. The unrecognized expense at December 31, 2016 is approximately $25 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2016, 2015, and 2014, $20.2 million, $20.4 million and $18.7 million, respectively, were charged to compensation expense for stock incentive plans.

During 2016, 2015, and 2014, RSUs with an aggregate fair value of $32.0 million, $56.1 million and $38.1 million, respectively, vested and were paid out. The RSUs vested and paid out in 2016 were granted primarily during 2013.

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

Currently, the North American plans are closed to newly-hired employees. Effective July 1, 2011, the North American plans were frozen for most salaried and non-union hourly employees and replaced with a defined contribution plan. During 2015, the remaining union plans were closed to newly-hired employees. Also in 2015, the Company assumed defined benefit pension and postretirement benefit plans in the Cascades acquisition. These plans are closed to newly-hired employees. In 2016, the Company assumed a defined benefit plan in the WG Anderson acquisition, which was frozen for all participants on December 31, 2016.

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

During the fourth quarter of 2014, the Company also partially settled obligations of certain of its defined benefit pension plans though lump sum payments. The impact of acceptance reduced the projected benefit obligation by $42.0 million, required cash payment from existing plan assets of $40.2 million, and resulted in a settlement charge of $0.8 million.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2016	2015	2014	2016	2015	2014
Components of Net Periodic Cost:
Service Cost	$10.0	$12.8	$12.6	$0.8	$1.0	$1.2
Interest Cost	43.8	54.8	57.9	1.3	1.7	2.2
Expected Return on Plan Assets	(61.3)	(74.4)	(79.8)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.8	0.7	0.7	(0.2)	(0.3)	(0.3)
Actuarial Loss (Gain)	27.3	19.7	13.2	(2.1)	(1.6)	(1.0)
Net Curtailment/Settlement Loss	1.0	1.5	0.8	—	—	—
Other	0.8	0.9	0.6	—	—	—
Net Periodic Cost	$22.4	$16.0	$6.0	$(0.2)	$0.8	$2.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Weighted Average Assumptions:
Discount Rate	4.41%	4.02%	4.86%	4.29%	3.95%	4.74%
Rate of Increase in Future Compensation Levels	1.49%	1.45%	1.88%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	5.90%	6.81%	7.69%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	7.80%	7.38%	7.50%
Ultimate Health Care Cost Trend Rate	—	—	—	4.50%	4.96%	4.77%
Ultimate Year	—	—	—	2024	2036	2027

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,239.0	$1,366.7	$40.8	$43.6
Service Cost	10.0	12.8	0.8	1.0
Interest Cost	43.8	54.8	1.3	1.7
Actuarial Loss (Gain)	79.3	(84.3)	(0.7)	(5.4)
Foreign Currency Exchange	(36.0)	(16.9)	0.1	(0.2)
Settlement/Curtailment (Gain)	(0.9)	(0.4)	0.3	—
Settlements	(2.9)	(61.1)	—	—
Benefits Paid	(58.4)	(55.9)	(2.1)	(2.8)
Acquisition	4.1	22.4	—	2.9
Other	1.0	0.9	0.1	—
Benefit Obligation at End of Year	$1,279.0	$1,239.0	$40.6	$40.8

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,038.9	$1,092.8	$—	$—
Actual Return on Plan Assets	116.3	3.0	—	—
Employer Contributions	51.4	53.4	2.1	2.8
Foreign Currency Exchange	(34.6)	(15.2)	—	—
Benefits Paid	(58.4)	(55.9)	(2.1)	(2.8)
Acquisition	4.8	21.7	—	—
Settlements	(2.9)	(61.1)	—	—
Other	0.1	0.2	—	—
Fair Value of Plan Assets at End of Year	$1,115.6	$1,038.9	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(163.4)	$(200.1)	$(40.6)	$(40.8)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$3.0	$10.4	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(1.7)	$(1.2)	$(2.8)	$(2.8)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(164.7)	$(209.3)	$(37.8)	$(38.0)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$277.8	$286.6	$(18.7)	$(20.1)
Prior Service Cost (Credit)	$1.3	$2.3	$(1.1)	$(1.6)
Weighted Average Calculations:
Discount Rate	4.01%	4.41%	4.10%	4.29%
Rates of Increase in Future Compensation Levels	1.45%	1.49%	—	—
Initial Health Care Cost Trend Rate	—	—	7.45%	7.80%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	4.50%
Ultimate Year	—	—	2024	2024

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,270.0 million and $1,226.2 million at December 31, 2016 and 2015, respectively. All of the Company’s defined benefit pension plans had an ABO in excess of plan assets at December 31, 2016 and 2015, except one of the U.K. plans in 2015.

Employer Contributions

The Company made contributions of $51.4 million and $53.4 million to its pension plans during 2016 and 2015, respectively. The Company also made postretirement health care benefit payments of $2.1 million and $2.8 million during 2016 and 2015, respectively. For 2017, the Company expects to make contributions of $30 to $50 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2016 and 2015, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2016	2015
Cash	—%	1.3%	1.1%
Equity Securities	46.6	40.0	51.7
Fixed Income Securities	53.4	53.9	41.6
Other Investments	—	4.8	5.6
Total	100.0%	100.0%	100.0%

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

Since the plans are closed or frozen and as the funded status has improved, the Company is implementing a derisking or liability driven investment strategy. This strategy moves assets from return seeking (e.g. equities) to investments that mirror the underlying benefit obligations (fixed income).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$14.5	$0.3	$14.2	$—
Equity Securities:
Domestic (a)	340.2	68.7	271.5	—
Foreign (a)	107.0	55.5	51.5	—
Fixed Income Securities (a)	600.8	194.6	406.2	—
Other Investments:
Real estate (a)	14.8	14.8	—	—
Diversified growth fund (b)	38.3	—	38.3	—
Total	$1,115.6	$333.9	$781.7	$—

	Fair Value Measurements at December 31, 2015
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$11.4	$5.0	$6.4	$—
Equity Securities:
Domestic (a)	397.1	79.8	317.3	—
Foreign (a)	140.1	63.5	76.6	—
Fixed Income Securities (a)	431.8	172.9	258.9	—
Other Investments:
Real estate (a)	22.6	22.6	—	—
Diversified growth fund (b)	35.9	—	—	35.9
Total	$1,038.9	$343.8	$659.2	$35.9

(a) The Level 2 investments are held in pooled funds and fair value is determined by net asset value, based on the underlying investments, as reported on the valuation date.
(b) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five year horizon.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2016	2015
Balance Beginning of Period	$35.9	$—
Transfers (Out) In	(35.9)	35.8
Return on Assets Held at December 31	—	0.1
Balance at December 31,	$—	$35.9

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2016 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Cost Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.2	$(0.2)
Effect on Year-End Postretirement Benefit Obligation	$1.8	$(1.6)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2026:

In millions	Pension Plans	Postretirement Health Care Benefits
2017	$64.7	$2.8
2018	67.4	3.0
2019	69.6	3.1
2020	72.0	3.4
2021	74.2	3.3
2022— 2026	394.6	15.8

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2017

During 2017, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits
Recognition of Prior Service Cost	$0.5	$(0.3)
Recognition of Actuarial Loss (Gain)	6.8	(2.1)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2016 and 2015 was $2.7 million and $2.1 million, respectively.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. At December 31, 2016, and December 31, 2015, the Company has $30.4 million and $30.5 million, respectively, recorded in Other Noncurrent Liabilities for these withdrawal liabilities which represents the Company's best estimate of the expected withdrawal liability.

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

The Company recorded charges of $4.3 million in 2014 related to the sale of the multi-wall bag business for partial withdrawal from the PACE Industry Union - Management Pension Fund (“PIUMPF”). There were no similar charges recorded for the year ended December 31, 2016 and 2015. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company’s results of operations, financial position, or cash flows.

The Company's participation in these plans for the year ended December 31, 2016, 2015 and 2014 is shown in the table below:

		Pension Protection Act Zone Status			Company Contributions (in millions)
Multi-employer Pension Fund	EIN/Pension Plan Number	2016	2015	FIP/RP Status Implemented	2016	2015	2014	Surcharged Imposed	Expiration Date of Bargaining Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2018
PIUMPF (1)(2)	11-6166763/001	Red	Red	Yes	0.1	—	0.3	Yes	6/16/2018
Western Conference of Teamsters Pension Trust - Northwest Area(3)	91-6145047/001	Green	Green	No	—	0.1	0.1	No	4/30/2017
Graphic Communications Conference of International Brotherhood of Teamster Pension Fund(2)	52-6118568/001	Red	Red	Yes	0.2	—	—	Yes	4/30/2016
Total					$0.4	$0.2	$0.5
(1) The facility associated with this plan was divested on June 30, 2014.
(2) In 2016, the WG Anderson acquisition included facilities with these plans.
(3) The facility associated with this plan was closed in 2016.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2016 and 2015 is for the plan's year-end at December 31, 2015 and December 31, 2014, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2016, 2015 and 2014 were $34.7 million, $29.0 million and $28.9 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8.	INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2016	2015	2014
U.S.	$290.0	$307.6	$128.0
International	29.4	51.7	4.7
Income before Income Taxes and Equity Income of Unconsolidated Entities	$319.4	$359.3	$132.7

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities consisted of the following:

	Year Ended December 31,
In millions	2016	2015	2014
Current (Expense) Benefit:
U.S.	$(5.1)	$(7.9)	$(7.5)
International	(11.4)	(12.5)	(4.8)
Total Current	$(16.5)	$(20.4)	$(12.3)

Deferred (Expense) Benefit:
U.S.	(78.8)	(110.6)	(35.0)
International	2.1	0.6	1.9
Total Deferred	$(76.7)	$(110.0)	$(33.1)
Income Tax (Expense)	$(93.2)	$(130.4)	$(45.4)

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entities at the federal statutory rate of 35% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2016	Percent	2015	Percent	2014	Percent
Income Tax Expense at U.S. Statutory Rate	$(111.8)	35.0%	$(125.8)	35.0%	$(46.4)	35.0%
U.S. State and Local Tax (Expense) Benefit	(10.0)	3.2	(11.4)	3.2	(5.9)	4.4
IRS Agreement	22.8	(7.2)	—	—	—	—
Goodwill Related to Dispositions	—	—	—	—	(8.6)	6.5
Permanent Items	(1.3)	0.5	1.7	(0.5)	(4.7)	3.5
Change in Valuation Allowance	0.5	(0.2)	1.8	(0.5)	(5.1)	3.9
International Tax Rate Differences	1.8	(0.6)	2.4	(0.7)	3.5	(2.6)
Foreign Withholding Tax	(0.2)	0.1	(0.2)	0.1	(0.1)	—
Change in Tax Rates	0.2	(0.1)	1.0	(0.3)	4.5	(3.4)
U.S. Federal & State Research Credits	3.5	(1.1)	5.5	(1.5)	20.1	(15.1)
Uncertain Tax Positions	1.2	(0.4)	(3.7)	1.0	(4.5)	3.4
Other	0.1	—	(1.7)	0.5	1.8	(1.4)
Income Tax Expense	$(93.2)	29.2%	$(130.4)	36.3%	$(45.4)	34.2%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the second quarter of 2016, the Company executed an agreement with the Internal Revenue Service related to certain elections made on its 2011 and 2012 tax returns. As a result of the agreement, the Company has amended its 2011 and 2012 U.S. federal and state income tax returns resulting in the utilization of previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the second quarter of 2016 of $22.4 million to reflect the federal and state impact of the amended returns as a reduction in its net long-term deferred tax liability.

During the fourth quarter of 2014, the Company completed a multi-year research credit study resulting in the establishment of deferred tax assets for U.S. federal and state research tax credit carryforwards of $20.1 million, for the years ended December 31, 2011 through December 31, 2014. These research tax credit carryforwards have been reduced by $4.5 million in accordance with the measurement criteria of the Income Taxes topic of the FASB Codification. The Company also established a valuation allowance against certain state research credit carryforwards of approximately $5 million. During 2016 and 2015, the Company established additional U.S. federal research tax credit carryforwards of $3.5 million and $5.5 million, respectively, which have been reduced by $0.7 million and $1.5 million, respectively, in accordance with the measurement criteria of the Income Taxes topic of the FASB Codification.

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2016	2015
Deferred Income Tax Assets:
Compensation Based Accruals	$20.1	$26.5
Net Operating Loss Carryforwards	165.3	211.5
Postretirement Benefits	88.0	103.2
Tax Credits	35.3	32.6
Other	55.4	63.4
Valuation Allowance	(45.5)	(44.8)
Total Deferred Income Tax Assets	$318.6	$392.4
Deferred Income Tax Liabilities:
Property, Plant and Equipment	(334.6)	(286.1)
Goodwill	(284.5)	(279.0)
Other Intangibles	(99.6)	(86.8)
Other	(4.7)	(3.6)
Net Noncurrent Deferred Income Tax Liabilities	$(723.4)	$(655.5)
Net Deferred Income Tax (Liability) Asset	$(404.8)	$(263.1)

The Company has total deferred income tax assets, excluding valuation allowance, of $364.1 million and $437.2 million as of December 31, 2016 and 2015, respectively. The Company has total deferred income tax liabilities of $723.4 million and $655.5 million as of December 31, 2016 and 2015, respectively.
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
The Company reviewed its deferred income tax assets as of December 31, 2016 and 2015, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $45.5 million and $44.8 million at December 31,

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2016 and 2015, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2016, $31.0 million relates to net deferred tax assets in certain foreign jurisdictions, $5.1 million relates to a deferred tax asset related to a U.S. federal capital loss carryforward, $6.0 million relates to research credit carryforwards in certain states, and the remaining $3.4 million relates to net operating losses in certain U.S. states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2016, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the net deferred income tax assets related primarily to the Company’s Brazil, Canada, China, France and Germany operations.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2016, 2015, and 2014, respectively:

	December 31,
In millions	2016	2015	2014
Balance Beginning of Period	$44.8	$53.6	$52.1
Charges	1.2	—	5.1
Deductions	(0.5)	(8.8)	(3.6)
Balance at End of Period	$45.5	$44.8	$53.6

The U.S. federal net operating loss carryforwards expire as follows:

In millions
2024	$108.2
2026	22.9
2027	93.0
2028	12.1
2029	114.6
Total	$350.8

The amounts above exclude $107.1 million of U.S. federal net operating loss carryforwards generated through excess tax benefit deductions claimed on the Company's 2011-2016 U.S. federal income tax returns, which are prohibited from being recognized currently. In accordance with ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), the Company will recognize the cumulative federal and state income tax effects of these unrecognized net operating loss carryforwards in accumulated deficit upon adoption of ASU 2016-09 in the first quarter of 2017.
U.S. state net operating loss carryforward amounts (excluding prior year excess tax benefit deductions noted above) total $262.9 million and expire in various years through 2031.

International net operating loss carryforward amounts total $102.6 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $35.3 million, of which approximately $8.7 million have no expiration date, and the remainder expire starting in 2020.

As of December 31, 2016, the Company has only provided for deferred U.S. income taxes on $4.9 million of undistributed earnings related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.  The Company has not provided for deferred U.S. income taxes on approximately $17.5 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with the hypothetical calculation.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2016	2015
Balance at January 1,	$9.1	$5.2
Additions for Tax Positions of Current Year	1.5	0.8
Additions for Tax Positions of Prior Years	1.1	3.2
Reductions for Tax Positions of Prior Years	(1.6)	(0.1)
Balance at December 31,	$10.1	$9.1

At December 31, 2016, $10.1 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an accrual for the payment of interest and penalties of $0.1 million and $0.6 million at December 31, 2016 and 2015, respectively.

The Company anticipates that approximately $1.2 million of the total unrecognized tax benefits at December 31, 2016 could change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2012 or non-U.S. income tax examinations for years before 2007.

NOTE 9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. These changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility.

The following table summarizes the Company's current interest rate swap positions for each period presented as of December 31, 2016:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/01/2016	02/01/2017	$450.0	1.00%
02/01/2017	12/01/2017	$450.0	0.89%
12/01/2017	10/01/2018	$250.0	1.16%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Income (Loss). Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During 2016, there were no amounts of ineffectiveness. During 2015, there were minimal amounts of ineffectiveness. During 2016 and 2015, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2017. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2016 and 2015, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts, designated as cash flow hedges, to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other Expense (Income), Net or Net Sales, when appropriate.

At December 31, 2016 and 2015, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2016 and 2015, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2016 and 2015, had notional amounts totaling $55.9 million and $65.2 million, respectively.

No amounts were reclassified to earnings during 2016 and 2015 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2016 and 2015.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2016 and 2015, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2016 and 2015, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2016 and 2015, respectively, had net notional amounts totaling $68.1 million and $45.5 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

For the year ended December 31, 2016, net currency exchange losses included in determining Income from Operations was $4.8 million. For the years ended December 31, 2015 and 2014, net currency exchange gains included in determining Income from Operations were $4.7 million and $1.4 million, respectively.

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

Fair Value of Financial Instruments

As of December 31, 2016 and 2015, the Company had a gross derivative liability of $0.8 million and $14.2 million respectively, and a gross derivative asset of $7.7 million and $0.4 million respectively, related to interest rate, foreign currency and commodity contracts.

As of December 31, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2016 and 2015 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,132.7 million and $1,891.2 million, as compared to the carrying amounts of $2,112.8 million and $1,876.6 million. The fair value of the Company's Long-Term Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2016 and 2015 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Location in Statement of Operations (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
In millions	2016	2015		2016	2015		2016	2015
Commodity Contracts	$(5.0)	$13.2	Cost of Sales	$12.5	$13.8	Cost of Sales	$(0.1)	$(0.4)
Foreign Currency Contracts	(1.4)	(2.5)	Other Income, Net	0.5	(5.3)	Other Income, Net	—	—
Interest Rate Swap Agreements	0.4	2.0	Interest Expense, Net	2.0	3.2	Interest Expense, Net	—	—
Total	$(6.0)	$12.7		$15.0	$11.7		$(0.1)	$(0.4)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 is as follows:

In millions		2016	2015
Foreign Currency Contracts	Other Expense (Income), Net	$3.3	$(2.1)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2016	2015	2014
Balance at January 1	$(13.5)	$(12.5)	$(1.3)
Reclassification to earnings	15.0	11.7	0.8
Current period change in fair value	6.0	(12.7)	(12.0)
Balance at December 31	$7.5	$(13.5)	$(12.5)

At December 31, 2016, the Company expects to reclassify $6.9 million of pre-tax gains in the next twelve months from Accumulated Other Comprehensive (Loss) Income to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in the components of Accumulated Other Comprehensive (Loss) Income attributable to Graphic Packaging Holding Company are as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2016			2015			2014
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments Gain (Loss)	$21.0	$(8.0)	$13.0	$(1.0)	$0.3	$(0.7)	$(11.2)	$4.3	$(6.9)
Pension and Postretirement Benefit Plans	7.9	(3.9)	4.0	40.0	(13.2)	26.8	(165.8)	60.3	(105.5)
Currency Translation Adjustment	(58.9)	—	(58.9)	(37.2)	—	(37.2)	(34.7)	0.7	(34.0)
Other Comprehensive (Loss) Income	$(30.0)	$(11.9)	$(41.9)	$1.8	$(12.9)	$(11.1)	$(211.7)	$65.3	$(146.4)

The balances of Accumulated Other Comprehensive Loss, net of applicable taxes are as follows:

	December 31,
In millions	2016	2015
Accumulated Derivative Instruments Loss	$(5.4)	$(18.4)
Pension and Postretirement Benefit Plans	(235.5)	(239.5)
Currency Translation Adjustment	(146.7)	(87.8)
Accumulated Other Comprehensive Loss	$(387.6)	$(345.7)

NOTE 12.	COMMITMENTS AND CONTINGENCIES
The Company leases certain warehouses, operating facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates (some of these leases are subject to renewal options and contain escalation clauses). Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments at December 31, 2016, are as follows:

In millions	Capital Leases	Operating Leases	Total
2017	$2.1	$41.5	$43.6
2018	2.1	35.7	37.8
2019	1.8	22.6	24.4
2020	1.8	17.7	19.5
2021	1.8	15.8	17.6
Thereafter	17.6	39.7	57.3
Total Minimum Lease Payments	27.2	173.0	200.2
Less: Amount Representing Interest	(9.3)	—	(9.3)
Present Value of Net Minimum Leases	$17.9	$173.0	$190.9

Total rental expense was approximately $35 million, $29 million, and $30 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2021. At December 31, 2016, total commitments under these contracts were as follows:

In millions
2017	$145.0
2018	121.9
2019	76.7
2020	40.2
2021	40.1
Thereafter	298.6
Total	$722.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13.	ENVIRONMENTAL AND LEGAL MATTERS
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

Prior to the sale of the multi-wall bag business on June 30, 2014, the Company reported its results in two reportable segments: paperboard packaging and flexible packaging. During 2015, the Company reevaluated the aggregation of operating segments into reportable segments in accordance with FASB ASC 280 Segment Reporting, and concluded there are three reportable segments:
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

Americas Paperboard Packaging includes paperboard folding cartons sold primarily to Consumer Packaged Goods ("CPG") companies serving the food, beverage, and consumer product markets primarily in the Americas.

Europe Paperboard Packaging includes paperboard folding cartons sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company also allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim operating segment and unallocated corporate and one-time costs.
These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in Note 1 - Nature of Business and Summary of Significant Accounting Policies.
The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2016, 2015 or 2014.

Business segment information is as follows:

	Year Ended December 31,
In millions	2016	2015	2014
NET SALES:
Paperboard Mills	$394.7	$480.5	$380.6
Americas Paperboard Packaging	3,316.9	3,049.6	3,006.7
Europe Paperboard Packaging	569.9	603.9	596.6
Flexible Packaging	—	—	215.6
Corporate/Other/Eliminations	16.6	26.2	41.0
Total	$4,298.1	$4,160.2	$4,240.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(7.8)	$12.9	$8.5
Americas Paperboard Packaging	416.8	403.9	412.0
Europe Paperboard Packaging	25.4	40.8	32.5
Flexible Packaging (a)	—	—	(186.1)
Corporate and Other	(38.4)	(30.5)	(39.1)
Total	$396.0	$427.1	$227.8

CAPITAL EXPENDITURES:
Paperboard Mills	$184.2	$145.0	$106.0
Americas Paperboard Packaging	52.3	50.9	45.7
Europe Paperboard Packaging	37.1	39.9	37.4
Flexible Packaging	—	—	5.6
Corporate and Other	21.0	8.3	6.7
Total	$294.6	$244.1	$201.4

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$120.3	$124.7	$114.5
Americas Paperboard Packaging	130.4	108.9	101.0
Europe Paperboard Packaging	41.1	40.1	34.7
Flexible Packaging	—	—	11.0
Corporate and Other	7.5	6.8	8.8
Total	$299.3	$280.5	$270.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a) Includes Loss on Sale of Assets of multi-wall bag business of $171.1 million in 2014.

	December 31,
In millions	2016	2015	2014
ASSETS AT DECEMBER 31:
Paperboard Mills	$1,496.1	$1,445.0	$1,373.5
Americas Paperboard Packaging	2,552.1	2,157.1	2,076.8
Europe Paperboard Packaging	491.9	574.0	607.9
Corporate and Other	63.3	80.0	79.4
Total	$4,603.4	$4,256.1	$4,137.6

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2016	2015	2014
NET SALES:
Americas(a)	$3,601.7	$3,492.6	$3,341.5
Europe	569.9	603.9	596.6
Asia Pacific	198.1	117.4	129.4
Corporate and Other	(71.6)	(53.7)	173.0
Total	$4,298.1	$4,160.2	$4,240.5

In millions	2016	2015	2014
ASSETS AT DECEMBER 31:
Americas(a)	$3,923.2	$3,590.4	$3,447.0
Europe	491.9	574.0	607.9
Asia Pacific	188.3	91.7	82.7
Total	$4,603.4	$4,256.1	$4,137.6

(a) Includes North America and Brazil.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2016 and 2015 are shown below.

	2016
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,034.0	$1,103.2	$1,103.7	$1,057.2	$4,298.1
Gross Profit	207.7	204.8	191.3	188.1	791.9
Business Combinations and Other Special Charges	10.5	5.3	7.4	13.9	37.1
Income from Operations	107.2	105.6	105.1	78.1	396.0
Net Income	57.5	77.8	57.8	34.9	228.0
Net Income Per Share — Basic	$0.18	$0.24	$0.18	$0.11	$0.71
Net Income Per Share — Diluted	$0.18	$0.24	$0.18	$0.11	$0.71

	2015
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,008.2	$1,057.1	$1,070.0	$1,024.9	$4,160.2
Gross Profit	189.6	198.0	201.9	199.6	789.1
Business Combinations and Other Special Charges	2.2	3.9	8.0	7.9	22.0
Income from Operations	105.3	110.2	110.0	101.6	427.1
Net Income	55.1	57.6	60.2	57.2	230.1

Net Income Per Share — Basic(a)	$0.17	$0.17	$0.18	$0.17	$0.70
Net Income Per Share — Diluted(a)	$0.17	$0.17	$0.18	$0.17	$0.70
(a) Does not cross foot due to rounding.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16.	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2016	2015	2014
Net Income Attributable to Graphic Packaging Holding Company	$228.0	$230.1	$89.7
Weighted Average Shares:
Basic	320.9	329.5	328.6
Dilutive effect of RSUs	0.6	1.2	1.9
Diluted	321.5	330.7	330.5
Earnings Per Share — Basic	$0.71	$0.70	$0.27
Earnings Per Share — Diluted	$0.71	$0.70	$0.27

NOTE 17.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the year ended December 31, 2016 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2015	$(18.4)	$(255.4)	$15.9	$(87.8)	$(345.7)
Other Comprehensive Income (Loss) before Reclassifications	3.7	(12.3)	0.2	(58.9)	(67.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (b)	9.3	17.5	(1.4)	—	25.4
Net Current-period Other Comprehensive Income (Loss)	13.0	5.2	(1.2)	(58.9)	(41.9)
Balance at December 31, 2016	$(5.4)	$(250.2)	$14.7	$(146.7)	$(387.6)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the year ended December 31, 2016:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$12.5		Cost of Sales
Foreign Currency Contracts	0.5		Other Expense, Net
Interest Rate Swap Agreements	2.0		Interest Expense, Net
	15.0		Total before Tax
	(5.7)		Tax Benefit
	$9.3		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.8	(c)
Actuarial Losses	27.3	(c)
	28.1		Total before Tax
	(10.6)		Tax Benefit
	$17.5		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.2)	(c)
Actuarial Gains	(2.1)	(c)
	(2.3)		Total before Tax
	0.9		Tax Expense
	$(1.4)		Net of Tax

Total Reclassifications for the Period	$25.4

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 — Pensions and Other Postretirement Benefits).

NOTE 18.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPII debt securities.

These consolidating financial statements reflect GPHC (“the Parent”); GPII (the "Subsidiary Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPII other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPII's foreign subsidiaries and the immaterial domestic subsidiaries. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,462.5	$106.2	$1,051.3	$(321.9)	$4,298.1
Cost of Sales	—	2,812.2	88.6	927.3	(321.9)	3,506.2
Selling, General and Administrative	—	264.4	11.2	80.1	—	355.7
Other (Income) Expense, Net	—	(3.8)	—	6.9	—	3.1
Business Combinations and Other Special Charges	—	32.9	—	4.2	—	37.1
Income from Operations	—	356.8	6.4	32.8	—	396.0
Interest Expense, Net	—	(72.3)	—	(4.3)	—	(76.6)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	284.5	6.4	28.5	—	319.4
Income Tax Expense	—	(81.5)	(2.6)	(9.1)	—	(93.2)
Income before Equity Income of Unconsolidated Entity	—	203.0	3.8	19.4	—	226.2
Equity Income of Unconsolidated Entity	—	—	—	1.8	—	1.8
Equity in Net Earnings of Subsidiaries	228.0	25.0	(6.1)	—	(246.9)	—
Net Income (Loss)	228.0	228.0	(2.3)	21.2	(246.9)	228.0

Comprehensive Income (Loss)	$186.1	$186.1	$16.8	$(65.7)	$(137.2)	$186.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,363.6	$1.6	$1,037.2	$(242.2)	$4,160.2
Cost of Sales	—	2,730.2	(1.1)	884.2	(242.2)	3,371.1
Selling, General and Administrative	—	274.9	2.5	70.3	—	347.7
Other (Income) Expense, Net	—	(10.7)	—	3.0	—	(7.7)
Business Combinations and Other Special Charges	—	6.1	—	15.9	—	22.0
Income from Operations	—	363.1	0.2	63.8	—	427.1
Interest (Expense) Income, Net	—	(64.9)	—	(2.9)	—	(67.8)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	298.2	0.2	60.9	—	359.3
Income Tax Expense	—	(115.8)	(0.2)	(14.4)	—	(130.4)
Income before Equity Income of Unconsolidated Entity	—	182.4	—	46.5	—	228.9
Equity Income of Unconsolidated Entity	—	—	—	1.2	—	1.2
Equity in Net Earnings of Subsidiaries	230.1	47.7	(1.3)	—	(276.5)	—
Net Income (Loss)	230.1	230.1	(1.3)	47.7	(276.5)	230.1

Comprehensive Income (Loss)	$219.0	$219.0	$(5.9)	$(2.7)	$(210.4)	$219.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,416.6	$7.4	$1,064.9	$(248.4)	$4,240.5
Cost of Sales	—	2,742.4	4.0	955.3	(248.4)	3,453.3
Selling, General and Administrative	—	303.1	0.7	61.7	—	365.5
Other (Income) Expense, Net	—	(5.9)	(0.2)	2.4	—	(3.7)
Business Combinations and Other Special Charges	—	6.7	5.9	185.0	—	197.6
Income (Loss) from Operations	—	370.3	(3.0)	(139.5)	—	227.8
Interest Expense, Net	—	(74.1)	—	(6.6)	—	(80.7)
Loss on Modification or Extinguishment of Debt	—	(14.4)	—	—	—	(14.4)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entities	—	281.8	(3.0)	(146.1)	—	132.7
Income Tax (Expense) Benefit	—	(95.6)	(8.3)	58.5	—	(45.4)
Income (Loss) before Equity Income of Unconsolidated Entities	—	186.2	(11.3)	(87.6)	—	87.3
Equity Income of Unconsolidated Entities	—	—	—	1.7	—	1.7
Equity in Net Earnings of Subsidiaries	89.0	(97.2)	(0.6)	—	8.8	—
Net Income (Loss)	$89.0	$89.0	$(11.9)	$(85.9)	$8.8	$89.0
Net Income (Loss) Attributable to Noncontrolling Interests	0.7	0.7	—	—	(0.7)	0.7
Net Income (Loss) Attributable to Graphic Packaging Holding Company	$89.7	$89.7	$(11.9)	$(85.9)	$8.1	$89.7

Comprehensive (Loss) Income Attributable to Graphic Packaging Holding Company	$(56.7)	$(56.7)	$(15.9)	$(144.4)	$217.0	$(56.7)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$0.9	$1.2	$57.0	$—	$59.1
Receivables, Net	—	183.7	10.1	233.0	—	426.8
Inventories, Net	—	403.8	16.1	163.0	—	582.9
Intercompany	—	1,077.5	73.3	—	(1,150.8)	—
Other Current Assets	—	36.4	—	9.7	—	46.1
Total Current Assets	—	1,702.3	100.7	462.7	(1,150.8)	1,114.9
Property, Plant and Equipment, Net	—	1,435.8	64.1	252.0	—	1,751.9
Investment in Consolidated Subsidiaries	1,362.9	—	12.3	—	(1,375.2)	—
Goodwill	—	1,098.9	55.5	105.9	—	1,260.3
Other Assets	—	314.8	65.6	95.9	—	476.3
Total Assets	$1,362.9	$4,551.8	$298.2	$916.5	$(2,526.0)	$4,603.4

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$26.0	$—	$37.4	$—	$63.4
Accounts Payable	—	354.3	8.5	103.7	—	466.5
Interest Payable	—	15.4	—	—	—	15.4
Intercompany	306.4	—	—	913.0	(1,219.4)	—
Other Accrued Liabilities	—	163.2	3.0	68.3	—	234.5
Total Current Liabilities	306.4	558.9	11.5	1,122.4	(1,219.4)	779.8
Long-Term Debt	—	2,042.4	—	46.1	—	2,088.5
Deferred Income Tax Liabilities	—	342.1	43.3	22.6	—	408.0
Other Noncurrent Liabilities	—	245.5	—	25.1	—	270.6

EQUITY
Total Equity	1,056.5	1,362.9	243.4	(299.7)	(1,306.6)	1,056.5
Total Liabilities and Equity	$1,362.9	$4,551.8	$298.2	$916.5	$(2,526.0)	$4,603.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$0.1	$—	$54.8	$—	$54.9
Receivables, Net	—	217.0	—	206.9	—	423.9
Inventories, Net	—	408.8	—	148.3	—	557.1
Intercompany	—	656.4	21.6	—	(678.0)	—
Other Current Assets	—	19.2	6.3	5.4	—	30.9
Total Current Assets	—	1,301.5	27.9	415.4	(678.0)	1,066.8
Property, Plant and Equipment, Net	—	1,358.0	0.2	228.2	—	1,586.4
Investment in Consolidated Subsidiaries	1,176.8	—	15.2	—	(1,192.0)	—
Goodwill	—	1,042.8	—	125.0	—	1,167.8
Other Assets	—	334.7	—	100.4	—	435.1
Total Assets	$1,176.8	$4,037.0	$43.3	$869.0	$(1,870.0)	$4,256.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$25.5	$—	$11.1	$—	$36.6
Accounts Payable	—	342.8	—	115.1	—	457.9
Interest Payable	—	9.2	—	—	—	9.2
Intercompany	75.1	—	—	808.8	(883.9)	—
Other Accrued Liabilities	—	182.6	—	45.9	—	228.5
Total Current Liabilities	75.1	560.1	—	980.9	(883.9)	732.2
Long-Term Debt	—	1,761.4	—	77.5	—	1,838.9
Deferred Income Tax Liabilities	—	249.2	—	17.5	—	266.7
Other Noncurrent Liabilities	—	289.5	—	27.1	—	316.6

EQUITY
Total Equity	1,101.7	1,176.8	43.3	(234.0)	(986.1)	1,101.7
Total Liabilities and Equity	$1,176.8	$4,037.0	$43.3	$869.0	$(1,870.0)	$4,256.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$228.0	$228.0	$(2.3)	$21.2	$(246.9)	$228.0
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	233.4	12.9	53.0	—	299.3
Deferred Income Taxes	—	77.5	1.7	(2.5)	—	76.7
Amount of Postretirement Expense Less Than Funding	—	(25.8)	—	(5.5)	—	(31.3)
Loss on the Sale of Assets	—	0.7	—	0.1	—	0.8
Equity in Net Earnings of Subsidiaries	(228.0)	(25.0)	6.1	—	246.9	—
Other, Net	—	30.1	—	(0.7)	—	29.4
Changes in Operating Assets and Liabilities	—	44.9	(17.2)	10.8	—	38.5
Net Cash Provided by Operating Activities	—	563.8	1.2	76.4	—	641.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(239.7)	—	(38.9)	—	(278.6)
Package Machinery Spending	—	(9.4)	—	(6.6)	—	(16.0)
Acquisition of Businesses, Net of Cash Acquired	—	(173.1)	—	(159.6)	—	(332.7)
Other, Net	240.6	(166.0)	—	—	(79.8)	(5.2)
Net Cash Provided by (Used in) by Investing Activities	240.6	(588.2)	—	(205.1)	(79.8)	(632.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(164.9)	—	—	—	—	(164.9)
Proceeds from Issuance or Modification of Debt	—	300.0	—	—	—	300.0
Payments on Debt	—	(25.0)	—	—	—	(25.0)
Borrowings under Revolving Credit Facilities	—	1,136.0	—	64.0	—	1,200.0
Payments on Revolving Credit Facilities	—	(1,143.5)	—	(92.3)	—	(1,235.8)
Debt Issuance Cost	—	(5.3)	—	—	—	(5.3)
Payments of Dividends	(64.4)	—	—	—	—	(64.4)
Repurchase of Common Stock related to Share-Based Payments	(11.3)	—	—	—	—	(11.3)
Other, Net	—	(237.0)	—	160.8	79.8	3.6
Net Cash (Used in) Provided by Financing Activities	(240.6)	25.2	—	132.5	79.8	(3.1)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.6)	—	(1.6)

Net Increase in Cash and Cash Equivalents	—	0.8	1.2	2.2	—	4.2
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.9	$1.2	$57.0	$—	$59.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$230.1	$230.1	$(1.3)	$47.7	$(276.5)	$230.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	239.2	0.1	41.2	—	280.5
Deferred Income Taxes	—	108.5	—	1.5	—	110.0
Amount of Postretirement Expense Less Than Funding	—	(31.4)	—	(8.0)	—	(39.4)
Loss on the Sale of Assets	—	1.9	—	—	—	1.9
Equity in Net Earnings of Subsidiaries	(230.1)	(47.7)	1.3	—	276.5	—
Other, Net	—	31.6	—	(6.5)	—	25.1
Changes in Operating Assets and Liabilities	0.3	(99.0)	0.3	79.4	—	(19.0)
Net Cash Provided by Operating Activities	0.3	433.2	0.4	155.3	—	589.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(188.7)	(0.4)	(39.8)	—	(228.9)
Package Machinery Spending	—	(12.5)	—	(2.7)	—	(15.2)
Acquisition of Business, Net of Cash Acquired	—	(131.1)	—	(32.1)	—	(163.2)
Other, Net	133.5	78.6	—	9.9	(214.5)	7.5
Net Cash Provided by (Used in) Investing Activities	133.5	(253.7)	(0.4)	(64.7)	(214.5)	(399.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(63.0)	—	—	—	—	(63.0)
Payments on Debt	—	(25.0)	—	—	—	(25.0)
Borrowings under Revolving Credit Facilities	—	831.3	—	71.7	—	903.0
Payments on Revolving Credit Facilities	—	(852.9)	—	(100.9)	—	(953.8)
Payments of Dividends	(49.3)	—	—	—	—	(49.3)
Repurchase of Common Stock related to Share-Based Payments	(21.5)	—	—	—	—	(21.5)
Other, Net	—	(134.8)	—	(81.0)	214.5	(1.3)
Net Cash (Used in) Provided by Financing Activities	(133.8)	(181.4)	—	(110.2)	214.5	(210.9)

Effect of Exchange Rate Changes on Cash	—	—	—	(5.2)	—	(5.2)

Net Decrease in Cash and Cash Equivalents	—	(1.9)	—	(24.8)	—	(26.7)
Cash and Cash Equivalents at Beginning of Period	—	2.0	—	79.6	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.1	$—	$54.8	$—	$54.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$89.0	$89.0	$(11.9)	$(85.9)	$8.8	$89.0
Non-cash Items Included in Net Income:
Depreciation and Amortization	—	224.8	0.1	45.1	—	270.0
Write-off of Deferred Debt Issuance Costs on Early Extinguishment of Debt	—	4.6	—	—	—	4.6
Deferred Income Taxes	—	88.2	8.2	(63.3)	—	33.1
Amount of Postretirement Expense Less Than Funding	—	(43.7)	—	(2.6)	—	(46.3)
Equity in Net Earnings of Subsidiaries	(89.0)	97.2	0.6	—	(8.8)	—
Loss on the Sale of Assets	—	—	6.7	166.9	—	173.6
Other, Net	—	43.2	—	(0.4)	—	42.8
Changes in Operating Assets and Liabilities	—	(24.3)	3.3	(35.2)	16.0	(40.2)
Net Cash Provided by Operating Activities	—	479.0	7.0	24.6	16.0	526.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(134.0)	(5.5)	(47.6)	—	(187.1)
Packaging Machinery Spending	—	(11.6)	—	(2.7)	—	(14.3)
Proceeds from Government Grant	—	26.9	—	—	—	26.9
Acquisition of Business	—	—	—	(190.7)	—	(190.7)
Cash Acquired Related to Business Acquisition	—	—	—	16.9	—	16.9
Proceeds from Sale of Assets, Net of Selling Costs	—	—	70.7	100.1	—	170.8
Other, Net	15.7	(5.7)	0.3	—	(16.0)	(5.7)
Net Cash Provided by (Used in) Investing Activities	15.7	(124.4)	65.5	(124.0)	(16.0)	(183.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance or Modification of Debt	—	250.0	—	—	—	250.0
Retirements of Long-Term Debt	—	(247.7)	—	—	—	(247.7)
Payments on Debt	—	(214.6)	—	—	—	(214.6)
Borrowings under Revolving Credit Facilities	—	1,825.2	0.9	131.8	—	1,957.9
Payments on Revolving Credit Facilities	—	(1,950.0)	(0.1)	(62.1)	—	(2,012.2)
Debt Issuance Costs	—	(16.8)	—	—		(16.8)
Repurchase of Common Stock Related to Share-Based Payments	(14.7)	—	—	—	—	(14.7)
Other, Net	(1.0)	—	(70.7)	61.0	—	(10.7)
Net Cash (Used in) Provided by Financing Activities	(15.7)	(353.9)	(69.9)	130.7	—	(308.8)

Effect of Exchange Rate Changes on Cash	—	—	(2.6)	(2.6)	—	(5.2)

Net Increase in Cash and Cash Equivalents	—	0.7	—	28.7	—	29.4
Cash and Cash Equivalents at Beginning of Period	—	1.3	—	50.9	—	52.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2.0	$—	$79.6	$—	$81.6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graphic Packaging Holding Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 8, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of G-Box, S.A de C.V., Walter G. Anderson, Inc., Metro Packaging & Imaging Inc., and Colorpak Limited, which are included in the 2016 consolidated financial statements of Graphic Packaging Holding Company and constituted 11%, and 34% of total and net assets, respectively, as of December 31, 2016, and 6%, and 0% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Graphic Packaging Holding Company also did not include an evaluation of the internal control over financial reporting of G-Box, S.A de C.V., Walter G. Anderson, Inc., Metro Packaging & Imaging Inc., and Colorpak Limited.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Graphic Packaging Holding Company and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 8, 2017

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

The Company’s management, under the supervision of and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2016.

Exhibit Number	Description
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

4.2
Indenture, dated as of September 29, 2010, among Graphic Packaging International, Inc. and Graphic Packaging Holding Company, Graphic Packaging Corporation and the other Note Guarantors party thereto, as Note Guarantors, and U.S. Bank National Association, as Trustee. Filed as Exhibit 4.1 to Graphic Packaging Holding Company’s Current Report on Form 8-K filed on September 29, 2010 and incorporated herein by reference.

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

4.6
Second Supplemental Indenture dated as of August 11, 2016 by and among Graphic Packaging International Inc., Graphic Packaging Holding Company, the other guarantors named therein and U.S. Bank National Association as trustee. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 11, 2016 and incorporated herein by reference.

10.1*	GPI U.S. Consolidated Pension Plan Master Document as amended and restated, effective January 1, 2017.
10.2*
Second Amendment to the GPI Savings Plan as amended and restated, effective January 1, 2015. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2016 and incorporated herein by reference.

10.3*
Third Amendment to the GPI Savings Plan as amended and restated, effective January 1, 2015. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2016 and incorporated herein by reference.

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

10.6*
Fourth Amendment to the GPI Savings Plan as amended and restated, effective January 1, 2015. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2016 and incorporated herein by reference.

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

10.19*
First Amendment to the Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2012 and incorporated herein by reference.

10.20*
Employment Agreement dated as of April 1, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Stephen Scherger. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2012 and incorporated herein by reference.

10.21
Second Amended and Restated Credit Agreement effective October 2, 2014 among Graphic Packaging International, Inc. and certain of its subsidiaries, as Borrowers; Bank of American, N.A. as Administrative Agent, L/C Issuer, Swing Line Lender, Swing Line Euro Tranche Lender and Alternative Currency Funding Fronting Lender; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" New York Branch, SunTrust Bank, JPMorgan Bank, N.A. and Citibank, N.A., as Co-Syndication Agents; Compass Bank, as Documentation Agent; and several lenders from time to time parties thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2014 and incorporated herein by reference.

10.22
First Amendment to Master Services Agreement dated as of September 22, 2008 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.23
Second Amendment to Master Services Agreement effective as of August 1, 2012 by and between Graphic Packaging International, Inc. and Dell Marketing L.P. (as assignee of Perot Systems Corporation). Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.24*	Fifth Amendment to the GPI Savings Plan as amended and restated, effective January 1, 2015.
10.25*
GPI Savings Plan, as amended and restated effective January 1, 2015. Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.26*
First Amendment to the GPI Savings Plan, effective January 1, 2015. Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.27*
First Amendment to the Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, effective January 31, 2012. Filed as Exhibit 10.34to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.28*
Second Amendment to the Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, executed on December 30, 2013. Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.29*
Third Amendment to the Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, effective June 23, 2014. Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.30*
Fourth Amendment to the Graphic Packaging International Inc. Non-Qualified Deferred Compensation Plan, effective January 1, 2016. Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.31*
Amended and Restated Employment Agreement among the Registrant, Graphic Packaging International, Inc. and Joseph P. Yost effective September 1, 2015. Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.32*
Graphic Packaging International, Inc. Executive Severance Plan dated as of February 25, 2014. Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.33*	First Amendment to the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan effective January 1, 2017.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 8, 2017

/s/ Stephen R. Scherger Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2017

/s/ Deborah R. Frank Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 8, 2017

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

Signatures	Title	Date

/s/ G. Andrea Botta	Director	February 8, 2017
G. Andrea Botta

/s/ David D. Campbell	Director	February 8, 2017
David D. Campbell

/s/ Paul D. Carrico	Director	February 8, 2017
Paul D. Carrico

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 8, 2017
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 8, 2017
Robert A. Hagemann

/s/ Harold R. Logan, Jr.	Director	February 8, 2017
Harold R. Logan, Jr.

/s/ Philip R. Martens	Chairman of the Board	February 8, 2017
Philip R. Martens

/s/ Larry M. Venturelli	Director	February 8, 2017
Larry M. Venturelli

/s/ Lynn A. Wentworth	Director	February 8, 2017
Lynn A. Wentworth