Form 10-Q
period 2017-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2017-04-26
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 24, 2017, there were 310,555,926 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, capital investment, available cash and liquidity, depreciation and amortization, interest expense, reclassification of Accumulated Other Comprehensive Loss to earnings, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2016 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2017	2016
Net Sales	$1,061.5	$1,034.0
Cost of Sales	886.5	826.3
Selling, General and Administrative	91.1	89.1
Other (Income) Expense, Net	(0.2)	0.9
Business Combinations and Other Special Charges	8.6	10.5
Income from Operations	75.5	107.2
Interest Expense, Net	(21.3)	(16.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	54.2	90.3
Income Tax Expense	(17.6)	(33.2)
Income before Equity Income of Unconsolidated Entity	36.6	57.1
Equity Income of Unconsolidated Entity	0.4	0.4
Net Income	$37.0	$57.5

Net Income Per Share — Basic and Diluted	$0.12	$0.18
Cash Dividends Declared Per Share	$0.075	$0.05

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2017	2016
Net Income	$37.0	$57.5
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(1.9)	(2.0)
Pension and Postretirement Benefit Plans	0.7	2.6
Currency Translation Adjustment	18.9	6.0
Total Other Comprehensive Income, Net of Tax	17.7	6.6
Total Comprehensive Income	$54.7	$64.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and Cash Equivalents	$37.4	$59.1
Receivables, Net	453.0	426.8
Inventories, Net	603.1	582.9
Other Current Assets	51.8	46.1
Total Current Assets	1,145.3	1,114.9
Property, Plant and Equipment, Net	1,785.4	1,751.9
Goodwill	1,265.8	1,260.3
Intangible Assets, Net	434.7	445.3
Other Assets	30.6	31.0
Total Assets	$4,661.8	$4,603.4

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$69.0	$63.4
Accounts Payable	447.0	466.5
Compensation and Employee Benefits	95.8	107.3
Interest Payable	18.4	15.4
Other Accrued Liabilities	127.2	127.2
Total Current Liabilities	757.4	779.8
Long-Term Debt	2,183.8	2,088.5
Deferred Income Tax Liabilities	381.4	408.0
Accrued Pension and Postretirement Benefits	189.5	202.5
Other Noncurrent Liabilities	68.9	68.1

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 311,283,386 and 313,533,785 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3.1	3.1
Capital in Excess of Par Value	1,685.4	1,709.0
Accumulated Deficit	(237.8)	(268.0)
Accumulated Other Comprehensive Loss	(369.9)	(387.6)
Total Shareholders' Equity	1,080.8	1,056.5
Total Liabilities and Shareholders' Equity	$4,661.8	$4,603.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37.0	$57.5
Non-cash Items Included in Net Income:
Depreciation and Amortization	75.0	70.7
Deferred Income Taxes	11.9	28.9
Amount of Postretirement Expense Less Than Funding	(11.9)	(6.7)
Other, Net	4.1	12.8
Changes in Operating Assets and Liabilities	(87.7)	(104.8)
Net Cash Provided by Operating Activities	28.4	58.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(69.2)	(99.0)
Packaging Machinery Spending	(6.9)	(4.0)
Acquisition of Businesses, Net of Cash Acquired	—	(288.5)
Other, Net	(1.2)	(1.4)
Net Cash Used in Investing Activities	(77.3)	(392.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(40.1)	(43.5)
Payments on Debt	(6.3)	(6.3)
Borrowings under Revolving Credit Facilities	310.1	552.5
Payments on Revolving Credit Facilities	(206.4)	(122.4)
Repurchase of Common Stock related to Share-Based Payments	(10.0)	(10.4)
Dividends Paid	(23.6)	(16.3)
Other, Net	2.2	(0.3)
Net Cash Provided by Financing Activities	25.9	353.3
Effect of Exchange Rate Changes on Cash	1.3	1.9
Net (Decrease) Increase in Cash and Cash Equivalents	(21.7)	20.7
Cash and Cash Equivalents at Beginning of Period	59.1	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37.4	$75.6

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2016. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Form 10-K for the year ended December 31, 2016.

Accounts Receivable and Allowances

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first three months of 2017, the Company sold and derecognized approximately $346 million of receivables, collected approximately $353 million on behalf of the financial institution, and received no funding from the financial institutions, resulting in deferred proceeds of approximately $33 million as of March 31, 2017. During the same period of 2016, the Company sold and derecognized approximately $300 million of receivables, collected approximately $290 million on behalf of the financial institution, and received funding of approximately $24 million by the financial institution, resulting in deferred proceeds of approximately $36 million as of March 31, 2016. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2017 and 2016, the Company sold receivables of approximately $18 million and $10 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at March 31, 2017 and December 31, 2016, were approximately $370 million and $376 million, respectively.

Capital Allocation Plan

On March 13, 2017, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock paid on April 5, 2017 to shareholders of record as of March 29, 2017.

On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was authorized on February 4, 2015 (the "2015 share repurchase program"). During the quarter, the Company repurchased 2,956,121 shares at an aggregate average price of $12.98, including 1,440,697 shares repurchased under the 2015 share repurchase program thereby completing that program. The Company repurchased 3,712,552 shares at an average price of $12.12 during the three months ended March 31, 2016 under the 2015 share repurchase program. As of March 31, 2017, the Company has approximately $230 million remaining under the 2017 share repurchase program.

Business Combinations and Other Special Charges

The following table summarizes the transactions recorded in Business Combinations and Other Special Charges in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2017	2016
Charges Associated with Business Combinations	$3.9	$5.1
Other Special Charges	4.7	5.4
Total	$8.6	$10.5

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

For more information regarding the above acquisitions see "Note 3 - Acquisitions."

Adoption of New Accounting Standards

Effective January 1, 2017 the Company adopted Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. In the first quarter of 2017, the Company recorded a discrete benefit of approximately $2 million during the quarter related to the excess benefit associated with share based payments to employees. The remaining $39 million of previously unrecognized excess tax benefits, which were prohibited from recognition due to net operating loss carryforwards, were recognized in accumulated deficit. The Company is continuing its practice of estimating forfeitures and recording cash paid for withholding taxes as a financing activity.

Effective January 1, 2017 the Company adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment replaced the method of measuring inventories at lower of cost or market with a lower of cost and net realizable value method. The adoption had no impact on the Company's financial position, results of operations and cash flows.

Accounting Standards Not Yet Adopted

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715); Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to this ASU require the service cost component of net periodic benefit cost be reported in the same income statement line or lines as other compensation costs for employees. The other components of net periodic benefit cost are required to be reported separately from service costs and outside a subtotal of income from operations. Only the service cost component is eligible for capitalization. The guidance is effective for annual periods beginning after December 15, 2017. The amendments should be applied retrospectively for the income statement presentations and prospectively for the capitalization of service costs. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, result of operations and cash flows.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment model. Step 2 measures a goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount of that goodwill. An entity would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized is limited to the amount of goodwill allocated to that reporting unit. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this ASU provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments are effective for annual periods beginning after December 15, 2017 and will be applied prospectively.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operations and cash flow.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operation and cash flows.

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2017	December 31, 2016
Finished Goods	$258.2	$238.3
Work in Progress	66.8	73.5
Raw Materials	191.8	187.2
Supplies	86.3	83.9
Total	$603.1	$582.9

NOTE 3 — ACQUISITIONS

As disclosed in "Note 1 - General Information," the Company acquired Colorpak, Metro, WG Anderson, and G-Box, which are referred to collectively as the "2016 Acquisitions" and are included in the Americas Paperboard Packaging Segment.

The Company paid approximately $333 million, net of cash acquired, for the 2016 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $31 million.

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2016 Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt is composed of the following:

In millions	March 31, 2017	December 31, 2016
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.19%, payable in 2024	$300.0	$300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.94%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.79%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.3% at March 31, 2017) payable through 2019	943.8	950.0
Senior Secured Revolving Facilities with interest payable at floating rates (2.3% at March 31, 2017) payable in 2019	291.8	184.8
Capital Lease Obligations	18.0	17.9
Other	2.8	3.0
Total Long-Term Debt	2,231.4	2,130.7
Less: Current Portion	32.5	26.3
	2,198.9	2,104.4
Less: Unamortized Deferred Debt Issuance Costs	15.1	15.9
Total	$2,183.8	$2,088.5

At March 31, 2017, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$242.0	$985.4
Senior Secured International Revolving Credit Facility	170.1	49.8	120.3
Other International Facilities	55.0	39.3	15.7
Total	$1,475.1	$331.1	$1,121.4

(a)
In accordance with its debt agreement, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $22.6 million as of March 31, 2017. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2018 unless extended.

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 (the “Indentures”) limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of March 31, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Data concerning RSUs and stock awards granted in the first three months of 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,508,616	$13.34

During the three months ended March 31, 2017 and 2016, $2.3 million and $5.5 million, respectively, were charged to compensation expense for stock incentive plans.
During the three months ended March 31, 2017 and 2016, approximately 0.9 million and 1.6 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2014 and 2013, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2017	2016	2017	2016
Components of Net Periodic Cost:
Service Cost	$2.6	$2.5	$0.2	$0.2
Interest Cost	10.6	11.1	0.3	0.3
Administrative Expenses	—	0.3	—	—
Expected Return on Plan Assets	(16.0)	(15.1)	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.2	(0.1)	(0.1)
Actuarial Loss (Gain)	1.7	4.8	(0.5)	(0.5)
Net Periodic (Benefit) Cost	$(1.0)	$3.8	$(0.1)	$(0.1)

Employer Contributions

The Company made contributions of $10.2 million during the first three months of both 2017 and 2016. The Company expects to make contributions of $30 million to $40 million for the full year 2017. During 2016, the Company made $51.4 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.6 million and $0.2 million during the first three months of 2017 and 2016, respectively. The Company estimates its postretirement health care benefit payments for the full year 2017 to be approximately $3 million. During 2016, the Company made postretirement health care benefit payments of $2.1 million.

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

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 9 — Financial Instruments, Derivatives and Hedging Activities” and “Note 10 — Fair Value Measurement” of the Notes to Consolidated Financial Statements of the Company’s 2016 Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of March 31, 2017:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
02/01/2017	12/01/2017	$450.0	0.89%
12/01/2017	10/01/2018	$250.0	1.16%

Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first three months of 2017 and 2016, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, the resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed, and the ineffective portion of the swap contracts’ change in fair value recognized immediately in earnings. The Company has hedged approximately 50% and 12% of its expected natural gas usage for the remainder of 2017 and 2018, respectively.

During the first three months of 2017 and 2016, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At March 31, 2017, multiple forward exchange contracts existed that expire on various dates through the remainder of 2017. Those purchased forward exchange contracts outstanding at March 31, 2017 and December 31, 2016, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2017 and December 31, 2016, had notional amounts totaling $41.8 million and $55.9 million, respectively.

No amounts were reclassified to earnings during the first three months of 2017 or during 2016 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2017 and December 31, 2016, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2017 and December 31, 2016, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2017 and December 31, 2016, had net notional amounts totaling $64.2 million and $68.1 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2017, the Company had a gross derivative asset of $4.4 million and a gross derivative liability of $0.4 million, related to interest rate, foreign currency and commodity contracts. As of March 31, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at March 31, 2017 and December 31, 2016 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,241.5 million and $2,132.7 million as compared to the carrying amounts of $2,213.4 million and $2,112.8 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2016	$7.5
Reclassification to Earnings	(0.9)
Current Period Change in Fair Value	(2.2)
Balance at March 31, 2017	$4.4

At March 31, 2017, the Company expects to reclassify approximately $3.8 million of gains in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — INCOME TAXES

During the three months ended March 31, 2017, the Company recognized Income Tax Expense of $17.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $54.2 million. The effective tax rate for the three months ended March 31, 2017 is lower than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $2 million during the quarter related to the excess benefit associated with share based payments to employees that vested during the period in accordance with the new guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled.

During the three months ended March 31, 2016, the Company recognized Income Tax Expense of $33.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $90.3 million. The effective tax rate for the three months ended March 31, 2016 was different than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as discrete items recorded during the quarter.

As of December 31, 2016, the Company had approximately $351 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  During the three months ended March 31, 2017, the Company adopted ASU 2016-09 and as a result recorded additional federal and state NOLs of approximately $107 million that were generated through

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

excess tax benefit deductions claimed on the Company’s 2011-2016 U.S. federal income tax returns and were previously prohibited from being recognized. The Company recognized the cumulative federal and state income tax effects of these previously unrecognized NOLs in accumulated deficit in accordance with ASU No. 2016-09. The Company will utilize NOLs during 2017 and expects to have approximately $285 million to $335 million of NOLs remaining at December 31, 2017.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

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

NOTE 10 — SEGMENT INFORMATION

Effective January 5, 2017, the consumer product and beverage operating segments (previously combined into the Americas Paperboard Packaging reporting segment) were reorganized and combined into an Americas Converting operating segment (Americas Paperboard Packaging reportable segment). As part of this reorganization, Australia, which was previously included as part of the Americas Paperboard Packaging reporting segment, is now an operating segment and included in Corporate/Other/Elimination. Prior periods have been recast.

The Company has three reportable segments as follows:

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

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 - General Information."

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2017	2016
NET SALES:
Paperboard Mills	$98.1	$101.1
Americas Paperboard Packaging	792.8	776.4
Europe Paperboard Packaging	139.7	144.3
Corporate/Other/Eliminations	30.9	12.2
Total	$1,061.5	$1,034.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(12.3)	$(1.2)
Americas Paperboard Packaging	89.4	113.5
Europe Paperboard Packaging	7.0	9.1
Corporate and Other	(8.6)	(14.2)
Total	$75.5	$107.2

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$30.6	$31.1
Americas Paperboard Packaging	30.2	27.3
Europe Paperboard Packaging	9.8	10.1
Corporate and Other	4.4	2.2
Total	$75.0	$70.7

For more information regarding the Company’s business segments, see “Note 14 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2016 Form 10-K.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
In millions, except per share data	2017	2016
Net Income	$37.0	$57.5
Weighted Average Shares:
Basic	312.9	323.1
Dilutive Effect of RSUs	1.2	1.1
Diluted (a)	314.1	324.2
Income Per Share — Basic	$0.12	$0.18
Income Per Share — Diluted	$0.12	$0.18

(a)	For the three months ended March 31, 2017, 0.5 million shares were excluded from the calculation of earnings per share since they were anti-dilutive.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the three months ended March 31, 2017:

In millions	Total Shareholders' Equity
Balance at December 31, 2016	$1,056.5
Net Income	37.0
Other Comprehensive Income, Net of Tax	17.7
Dividends Declared	(23.4)
Repurchase of Common Stock	(38.4)
Pre-2017 Excess Tax Benefit related to Share-Based Payments	39.1
Compensation Expense Under Share-Based Plans	2.3
Repurchase of Common Stock related to Share-Based Payments	(10.0)
Balance at March 31, 2017	$1,080.8

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the three months ended March 31, 2017 (a):

In millions	Derivative Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2016	$(5.4)	$(250.2)	$14.7	$(146.7)	$(387.6)
Other Comprehensive (Loss) Income before Reclassifications	(1.3)	—	—	18.9	17.6
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(0.6)	1.1	(0.4)	—	0.1
Net Current-period Other Comprehensive (Loss) Income	(1.9)	1.1	(0.4)	18.9	17.7
Balance at March 31, 2017	$(7.3)	$(249.1)	$14.3	$(127.8)	$(369.9)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the three months ended March 31, 2017:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1.1)		Cost of Sales
Foreign Currency Contracts	(0.1)		Other (Income) Expense, Net
Interest Rate Swap Agreements	0.3		Interest Expense, Net
	(0.9)		Total before Tax
	0.3		Tax Benefit
	$(0.6)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.1	(c)
Actuarial Losses	1.7	(c)
	1.8		Total before Tax
	(0.7)		Tax Benefit
	$1.1		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.5)	(c)
	(0.6)		Total before Tax
	0.2		Tax Expense
	$(0.4)		Net of Tax

Total Reclassifications for the Period	$0.1

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$845.2	$37.0	$262.6	$(83.3)	$1,061.5
Cost of Sales	—	705.4	30.8	233.6	(83.3)	886.5
Selling, General and Administrative	—	68.9	2.7	19.5	—	91.1
Other (Income) Expense, Net	—	(2.7)	0.1	2.4	—	(0.2)
Business Combinations and Other Special Charges	—	5.8	—	2.8	—	8.6
Income from Operations	—	67.8	3.4	4.3	—	75.5
Interest Expense, Net	—	(20.4)	—	(0.9)	—	(21.3)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	47.4	3.4	3.4	—	54.2
Income Tax Expense	—	(14.9)	(1.2)	(1.5)	—	(17.6)
Income before Equity Income of Unconsolidated Entities	—	32.5	2.2	1.9	—	36.6
Equity Income of Unconsolidated Entity	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	37.0	4.5	(3.4)	—	(38.1)	—
Net Income (Loss)	$37.0	$37.0	$(1.2)	$2.3	$(38.1)	$37.0

Comprehensive Income (Loss)	$54.7	$54.7	$21.2	$20.8	$(96.7)	$54.7

	Three Months Ended March 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$866.0	$16.1	$231.3	$(79.4)	$1,034.0
Cost of Sales	—	691.4	12.7	201.6	(79.4)	826.3
Selling, General and Administrative	—	70.1	0.7	18.3	—	89.1
Other (Income) Expense, Net	—	(1.6)	—	2.5	—	0.9
Business Combinations and Other Special Charges	—	10.5	—	—	—	10.5
Income from Operations	—	95.6	2.7	8.9	—	107.2
Interest Expense, Net	—	(15.9)	—	(1.0)	—	(16.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	79.7	2.7	7.9	—	90.3
Income Tax Expense	—	(31.6)	(1.1)	(0.5)	—	(33.2)
Income before Equity Income of Unconsolidated Entity	—	48.1	1.6	7.4	—	57.1
Equity Income of Unconsolidated Entity	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	57.5	9.4	(2.6)	—	(64.3)	—
Net Income (Loss)	$57.5	$57.5	$(1.0)	$7.8	$(64.3)	$57.5

Comprehensive Income (Loss)	$64.1	$64.1	$(1.0)	$13.0	$(76.1)	$64.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$6.1	$0.9	$30.4	$—	$37.4
Receivables, Net	—	197.0	10.4	245.6	—	453.0
Inventories, Net	—	411.5	18.6	173.0	—	603.1
Intercompany	—	1,102.4	87.3	—	(1,189.7)	—
Other Current Assets	—	40.4	—	11.4	—	51.8
Total Current Assets	—	1,757.4	117.2	460.4	(1,189.7)	1,145.3
Property, Plant and Equipment, Net	—	1,443.4	68.8	273.2	—	1,785.4
Investment in Consolidated Subsidiaries	1,417.6	—	15.1	—	(1,432.7)	—
Goodwill	—	1,098.9	55.5	111.4	—	1,265.8
Other Assets	—	306.7	63.2	95.4	—	465.3
Total Assets	$1,417.6	$4,606.4	$319.8	$940.4	$(2,622.4)	$4,661.8

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$32.3	$—	$36.7	$—	$69.0
Accounts Payable	—	327.6	10.1	109.3	—	447.0
Intercompany	336.8	—	—	882.3	(1,219.1)	—
Interest Payable	—	18.3	—	0.1	—	18.4
Other Accrued Liabilities	—	161.7	1.8	59.5	—	223.0
Total Current Liabilities	336.8	539.9	11.9	1,087.9	(1,219.1)	757.4
Long-Term Debt	—	2,130.4	—	53.4	—	2,183.8
Deferred Income Tax Liabilities	—	314.2	43.3	23.9	—	381.4
Other Noncurrent Liabilities	—	204.3	—	54.1	—	258.4

EQUITY
Total Equity	1,080.8	1,417.6	264.6	(278.9)	(1,403.3)	1,080.8
Total Liabilities and Equity	$1,417.6	$4,606.4	$319.8	$940.4	$(2,622.4)	$4,661.8

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$37.0	$37.0	$(1.2)	$2.3	$(38.1)	$37.0
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	57.6	3.6	13.8	—	75.0
Deferred Income Taxes	—	11.7	1.2	(1.0)	—	11.9
Amount of Postretirement Expense Less Than Funding	—	(10.3)	—	(1.6)	—	(11.9)
Equity in Net Earnings of Subsidiaries	(37.0)	(4.5)	3.4	—	38.1	—
Other, Net	—	3.0	—	1.1	—	4.1
Changes in Operating Assets and Liabilities	—	(55.7)	(7.3)	(24.7)	—	(87.7)
Net Cash Provided by (Used in) Operating Activities	—	38.8	(0.3)	(10.1)	—	28.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(47.7)	—	(21.5)	—	(69.2)
Packaging Machinery Spending	—	(6.9)	—	—	—	(6.9)
Other, Net	73.7	(1.2)	—	—	(73.7)	(1.2)
Net Cash Provided by (Used in) Investing Activities	73.7	(55.8)	—	(21.5)	(73.7)	(77.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(40.1)	—	—	—	—	(40.1)
Payments on Debt	—	(6.3)	—	—	—	(6.3)
Borrowings under Revolving Credit Facilities	—	298.5	—	11.6	—	310.1
Payments on Revolving Credit Facilities	—	(198.5)	—	(7.9)	—	(206.4)
Dividends Paid	(23.6)	—	—	—	—	(23.6)
Repurchase of Common Stock related to Share-Based Payments	(10.0)	—	—	—	—	(10.0)
Other, Net	—	(71.5)	—	—	73.7	2.2
Net Cash (Used in) Provided by Financing Activities	(73.7)	22.2	—	3.7	73.7	25.9

Effect of Exchange Rate Changes on Cash	—	—	—	1.3	—	1.3

Net Increase (Decrease) in Cash and Cash Equivalents	—	5.2	(0.3)	(26.6)	—	(21.7)
Cash and Cash Equivalents at Beginning of Period	—	0.9	1.2	57.0	—	59.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$6.1	$0.9	$30.4	$—	$37.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$57.5	$57.5	$(1.0)	$7.8	$(64.3)	$57.5
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	59.3	0.9	10.5	—	70.7
Deferred Income Taxes	—	29.3	1.0	(1.4)	—	28.9
Amount of Postretirement Expense Less Than Funding	—	(5.4)	—	(1.3)	—	(6.7)
Equity in Net Earnings of Subsidiaries	(57.5)	(9.4)	2.6	—	64.3	—
Other, Net	—	12.8	—	—	—	12.8
Changes in Operating Assets and Liabilities	—	(113.2)	4.1	4.3	—	(104.8)
Net Cash Provided By Operating Activities	—	30.9	7.6	19.9	—	58.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(80.0)	—	(19.0)	—	(99.0)
Packaging Machinery Spending	—	(4.0)	—	—	—	(4.0)
Acquisition of Business, Net of Cash Acquired	—	(205.4)	—	(83.1)	—	(288.5)
Other, Net	70.2	(84.6)	0.1	—	12.9	(1.4)
Net Cash Provided by (Used in) Investing Activities	70.2	(374.0)	0.1	(102.1)	12.9	(392.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(43.5)	—	—	—	—	(43.5)
Payments on Debt	—	(6.3)	—	—	—	(6.3)
Borrowings under Revolving Credit Facilities	—	528.9	—	23.6	—	552.5
Payments on Revolving Credit Facilities	—	(108.6)	—	(13.8)	—	(122.4)
Dividends Paid	(16.3)	—	—	—	—	(16.3)
Repurchase of Common Stock related to Share-Based Payments	(10.4)	—	—	—	—	(10.4)
Other, Net	—	(42.2)	—	54.8	(12.9)	(0.3)
Net Cash (Used in) Provided by Financing Activities	(70.2)	371.8	—	64.6	(12.9)	353.3

Effect of Exchange Rate Changes on Cash	—	—	—	1.9	—	1.9

Net Increase (Decrease) in Cash and Cash Equivalents	—	28.7	7.7	(15.7)	—	20.7
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$28.8	$7.7	$39.1	$—	$75.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢	Overview of Business

➢	Overview of 2017 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first three months of 2017 by $24.2 million, compared to the first three months of 2016. The higher costs in the three months ended March 31, 2017 were primarily due to secondary fiber ($12.1 million) higher labor and benefit costs ($5.7 million), net energy related costs ($3.1million), chemicals ($2.9 million) and freight ($1.3 million), partially offset by other costs ($0.9 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2017 and 2018. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and CRB and other paper substrates such as solid bleached sulfate and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

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

Debt Obligations. The Company had $2,267.9 million of outstanding debt obligations as of March 31, 2017. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures may, among other things, restrict the ability of the Company to; dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF FIRST QUARTER 2017 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. On a Consolidated basis:

•
Net Sales for the three months ended March 31, 2017, increased by $27.5 million or 2.7% to $1,061.5 million from $1,034.0 million for the three months ended March 31, 2016, primarily due to the acquisitions discussed below, partially offset by the unfavorable foreign exchange rates and lower pricing.

•
Income from Operations for the three months ended March 31, 2017 decreased $31.7 million or 29.6% to $75.5 million from $107.2 million for the three months ended March 31, 2016 due to higher inflation, planned downtime taken to upgrade a paper machine in West Monroe, LA, higher depreciation and amortization related to purchase accounting for the acquisitions, the lower pricing and unfavorable foreign exchange rates. These decreases were offset by cost savings through continuous improvement and other programs.

Acquisitions

•
During 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"), Walter G. Anderson, Inc., ("WG Anderson"), Metro Packaging & Imaging, Inc. ("Metro"), and Colorpak Limited ("Colorpak"). These transactions are referred to collectively as the "2016 Acquisitions."

Capital Allocations

•
On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During the quarter, the Company repurchased 2,956,121 shares at an aggregate average price of $12.98, including 1,440,697 shares repurchased under the 2015 share repurchase program thereby completing that plan. As of March 31, 2017, the Company has approximately $230 million remaining under the 2017 share repurchase program.

•	On March 13, 2017, the Company's board of directors declared a quarterly dividend of $0.075 per share of common stock paid on April 5, 2017 to shareholders of record as of March 29, 2017.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
In millions	2017	2016
Net Sales	$1,061.5	$1,034.0
Income from Operations	75.5	107.2
Interest Expense, Net	(21.3)	(16.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	54.2	90.3
Income Tax Expense	(17.6)	(33.2)
Income before Equity Income of Unconsolidated Entity	36.6	57.1
Equity Income of Unconsolidated Entity	0.4	0.4
Net Income	$37.0	$57.5

FIRST QUARTER 2017 COMPARED WITH FIRST QUARTER 2016

Net Sales

	Three Months Ended March 31,
In millions	2017	2016	Increase	Percent Change
Consolidated	$1,061.5	$1,034.0	$27.5	2.7%

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2016	Price	Volume/Mix	Exchange	Total	2017
Consolidated	$1,034.0	$(13.8)	$56.2	$(14.9)	$27.5	$1,061.5

The Company’s Net Sales for the three months ended March 31, 2017 increased by $27.5 million, or 2.7% to $1,061.5 million from $1,034.0 million for the three months ended March 31, 2016, primarily due to Net Sales of $61.5 million for the 2016 Acquisitions and new product introductions, partially offset by unfavorable foreign exchange rates and lower pricing. Core volumes were stable as global beverage volumes were up modestly while softness continued for certain consumer products, primarily frozen pizza and dry and frozen foods.

Income from Operations

	Three Months Ended March 31,
In millions	2017	2016	Decrease	Percent Change
Consolidated	$75.5	$107.2	$(31.7)	(29.6)%

The components of the change in Income from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2016	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2017
Consolidated	$107.2	$(13.8)	$(6.2)	$(24.2)	$(4.2)	$16.7	$(31.7)	$75.5

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities and other special charges.

Income from Operations for the three months ended March 31, 2017 decreased $31.7 million or 29.6%, to $75.5 million from $107.2 million for the three months ended March 31, 2016 due to higher inflation, an approximate $18 million impact related to planned downtime taken to upgrade a paper machine in West Monroe, LA, higher costs of depreciation and amortization related to purchase accounting for the 2016 Acquisitions, the lower pricing and unfavorable foreign exchange rates. These decreases were partially offset by cost savings through continuous improvement and other programs. Inflation in the three months ended March 31, 2017, increased primarily due to secondary fiber ($12.1 million) labor and benefit costs ($5.7 million), net energy related costs ($3.1 million), chemicals ($2.9 million) and freight ($1.3 million), partially offset by other costs ($0.9 million).

Interest Expense, Net

Interest Expense, Net was $21.3 million and $16.9 million for the three months ended March 31, 2017 and 2016, respectively. Interest Expense, Net increased due primarily to higher average debt balances and higher average interest rates as compared to the same period in the prior year. As of March 31, 2017, approximately 36% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2017, the Company recognized Income Tax Expense of $17.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $54.2 million. The effective tax rate for the three months ended March 31, 2017 is different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $2 million during the quarter related to the excess benefit associated with share based payments to employees that vested during the period in accordance with the new guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled.

During the three months ended March 31, 2016, the Company recognized Income Tax Expense of $33.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $90.3 million. The effective tax rate for the three months ended March 31, 2016 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions, as well as discrete items recorded during the quarter.

As of December 31, 2016, the Company had approximately $351 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2017 and expects to have approximately $285 million to $335 million of NOLs remaining at December 31, 2017.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

Segment Reporting

Effective January 5, 2017, the consumer product and beverage operating segments (previously combined into the Americas Paperboard Packaging reporting segment) were reorganized and combined into an Americas Converting operating segment (Americas Paperboard Packaging reportable segment). As part of this reorganization, Australia, which was previously included as part of the Americas Paperboard Packaging reporting segment, is now an operating segment and included in Corporate/Other/Elimination. Prior periods have been recast.

The Company has three reportable segments as follows:

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

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described in "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended
	March 31,
In millions	2017	2016
NET SALES:
Paperboard Mills	$98.1	$101.1
Americas Paperboard Packaging	792.8	776.4
Europe Paperboard Packaging	139.7	144.3
Corporate/Other/Eliminations	30.9	12.2
Total	$1,061.5	$1,034.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(12.3)	$(1.2)
Americas Paperboard Packaging	89.4	113.5
Europe Paperboard Packaging	7.0	9.1
Corporate and Other	(8.6)	(14.2)
Total	$75.5	$107.2

2017 COMPARED WITH 2016

First Quarter 2017 Compared to First Quarter 2016
Paperboard Mills
Net Sales decreased due to lower sales of open market CRB and containerboard partially offset by increased sales of CUK.

Loss from Operations increased due to an approximate $18 million impact related to planned downtime taken to upgrade a paper machine in West Monroe, LA, and higher inflation, partially offset by productivity improvements.

Americas Paperboard Packaging
Net Sales increased primarily due to Net Sales of $30.1 million for the WG Anderson and Metro acquisitions, higher beverage volumes, and new product introductions. These increases were partially offset by lower pricing and lower volume for certain consumer products.

Income from Operations decreased due to the lower pricing, higher inflation and higher depreciation and amortization related to purchase accounting for the acquisitions, partially offset by cost savings through continuous improvement programs.

Europe Paperboard Packaging
Net Sales decreased primarily due to unfavorable foreign currency exchange rates and lower pricing, partially offset by higher volumes for consumer and convenience products.

Income from Operations decreased due to the lower pricing, higher inflation and unfavorable foreign currency exchange rates, partially offset by improved operating performance due to capital investments and other cost saving programs.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2017	2016
Net Cash Provided by Operating Activities	$28.4	$58.4
Net Cash Used in Investing Activities	$(77.3)	$(392.9)
Net Cash Provided by Financing Activities	$25.9	$353.3

Net cash provided by operating activities for the first three months of 2017 totaled $28.4 million, compared to $58.4 million for the same period in 2016. The decrease was due primarily to lower operating results as discussed above compared to the same period of the prior year. Pension contributions for the first three months of both 2017 and 2016 were $10.2 million.

Net cash used in investing activities for the first three months of 2017 totaled $77.3 million, compared to net cash used in investing activities of $392.9 million for the same period in 2016. Current period activities consisted primarily of capital spending of $76.1 million. In the prior period, the Company paid $288.5 million, net of cash acquired, for the 2016 Acquisitions and had $103.0 million of capital spending.

Net cash provided by financing activities for the first three months of 2017 totaled $25.9 million, compared to net cash provided by financing activities of $353.3 million for the same period in 2016. Current year activities include net borrowings under revolving credit facilities of $103.7 million, and payments on debt of $6.3 million. The Company also paid dividends of $23.6 million, repurchased $40.1 million of its common stock, and withheld $10.0 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior period, the Company had net borrowings under revolving credit facilities of $430.1 million primarily for the 2016 Acquisitions, and made payments of debt of $6.3 million. Additionally, the Company paid dividends of $16.3 million, repurchased $43.5 million of its common stock and withheld $10.4 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first three months of 2017, the Company sold and derecognized approximately $346 million of receivables, collected approximately $353 million on behalf of the financial institution, and received no funding from the financial institutions, resulting in deferred proceeds of approximately $33 million as of March 31, 2017. During the same period of 2016, the Company sold and derecognized approximately $300 million of receivables, collected approximately $290 million on behalf of the financial institution, and received funding of approximately $24 million by the financial institution, resulting in deferred proceeds of approximately $36 million as of March 31, 2016. Cash proceeds related to the sales are included in cash from operating activities on the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2017 and 2016, the Company sold receivables of approximately $18 million and $10 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at March 31, 2017 and December 31, 2016, were approximately $370 million and $376 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2017, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.97 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2017, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 9.81 to 1.00.

As of March 31, 2017, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first three months of 2017 was $76.1 million compared to $103.0 million in the first three months of 2016. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

For further discussion of the Company’s environmental matters, see "Note 9 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

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

The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in GPHC’s Form 10-K for the year ended December 31, 2016.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2017 is expected to be approximately $250 million and is expected to relate principally to the Company’s maintenance and process capability improvements (approximately $230 million) and acquiring capital spares (approximately $20 million).

The Company also expects the following in 2017:

•	Depreciation and amortization between $300 million and $320 million.

•	Interest expense of $80 million to $90 million, including approximately $5 million to $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash flow of $380 million to $400 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of $30 million to $40 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2016. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2017. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2016 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2015 and 2017 share repurchase programs announced on February 4, 2015, and January 10, 2017, respectively, with each program allowing management to purchase up to $250 million of the Company's issued and outstanding common stock.

During the first quarter of 2017, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

January 1, 2017 through January 31, 2017	1,054,932	$12.75	18,882,568	20,379,606
February 1, 2017 through February 28, 2017	806,889	$13.20	19,689,457	18,299,579
March 1, 2017 through March 31, 2017	1,094,300	$13.03	20,783,757	17,873,913

Total	2,956,121

(a) Based on the closing price of the Company's common stock at the end of each period.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Local Country Agreement - European Union addendum effective as of November 1, 2016 to the Master Services Agreement between Graphic Packaging International, Inc. and Dell Marketing, L.P., as amended.

10.2	Third Amendment to Master Services Agreement dated as of November 1, 2016 between Graphic Packaging International, Inc. and Dell Marketing, L.P.

10.3	Fourth Amendment to Master Services Agreement dated as of March 1, 2017 between Graphic Packaging International, Inc. and NTT DATA Services, LLC, as successor-in-interest to Dell Marketing, L.P.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 26, 2017
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 26, 2017
Deborah R. Frank