Form 10-Q
period 2017-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2017-07-26
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

As of July 24, 2017, there were 309,902,721 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the effect of new accounting standards, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, capital investment, available cash and liquidity, depreciation and amortization, interest expense, reclassification of Accumulated Other Comprehensive Loss to earnings, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2016 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2017	2016	2017	2016
Net Sales	$1,094.7	$1,103.2	$2,156.2	$2,137.2
Cost of Sales	917.8	898.4	1,804.3	1,724.7
Selling, General and Administrative	83.6	92.7	174.7	181.8
Other (Income) Expense, Net	(0.4)	1.2	(0.6)	2.1
Business Combinations and Other Special Charges	6.1	5.3	14.7	15.8
Income from Operations	87.6	105.6	163.1	212.8
Interest Expense, Net	(22.5)	(18.2)	(43.8)	(35.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	65.1	87.4	119.3	177.7
Income Tax Expense	(23.6)	(10.1)	(41.2)	(43.3)
Income before Equity Income of Unconsolidated Entity	41.5	77.3	78.1	134.4
Equity Income of Unconsolidated Entity	0.5	0.5	0.9	0.9
Net Income	$42.0	$77.8	$79.0	$135.3

Net Income Per Share — Basic and Diluted	$0.14	$0.24	$0.25	$0.42
Cash Dividends Declared Per Share	$0.075	$0.05	$0.15	$0.10

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Net Income	$42.0	$77.8	$79.0	$135.3
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(2.0)	5.0	(3.9)	3.0
Pension and Postretirement Benefit Plans	0.8	(23.3)	1.5	(20.7)
Currency Translation Adjustment	17.2	(25.5)	36.1	(19.5)
Total Other Comprehensive Income (Loss), Net of Tax	16.0	(43.8)	33.7	(37.2)
Total Comprehensive Income	$58.0	$34.0	$112.7	$98.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and Cash Equivalents	$12.5	$59.1
Receivables, Net	493.6	426.8
Inventories, Net	600.2	582.9
Other Current Assets	45.7	46.1
Total Current Assets	1,152.0	1,114.9
Property, Plant and Equipment, Net	1,813.5	1,751.9
Goodwill	1,266.4	1,260.3
Intangible Assets, Net	423.7	445.3
Other Assets	35.8	31.0
Total Assets	$4,691.4	$4,603.4

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$47.5	$63.4
Accounts Payable	465.3	466.5
Compensation and Employee Benefits	105.8	107.3
Other Accrued Liabilities	150.7	142.6
Total Current Liabilities	769.3	779.8
Long-Term Debt	2,165.7	2,088.5
Deferred Income Tax Liabilities	400.7	408.0
Accrued Pension and Postretirement Benefits	185.5	202.5
Other Noncurrent Liabilities	73.5	68.1

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 310,108,823 and 313,533,785 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3.1	3.1
Capital in Excess of Par Value	1,677.0	1,709.0
Accumulated Deficit	(229.5)	(268.0)
Accumulated Other Comprehensive Loss	(353.9)	(387.6)
Total Shareholders' Equity	1,096.7	1,056.5
Total Liabilities and Shareholders' Equity	$4,691.4	$4,603.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$79.0	$135.3
Non-cash Items Included in Net Income:
Depreciation and Amortization	150.2	145.9
Deferred Income Taxes	30.7	31.8
Amount of Postretirement Expense Less Than Funding	(15.4)	(2.1)
Other, Net	(4.5)	24.2
Changes in Operating Assets and Liabilities	(74.9)	(88.1)
Net Cash Provided by Operating Activities	165.1	247.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(135.8)	(179.4)
Packaging Machinery Spending	(8.7)	(6.6)
Acquisition of Businesses, Net of Cash Acquired	—	(328.9)
Other, Net	(2.3)	(2.8)
Net Cash Used in Investing Activities	(146.8)	(517.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(59.6)	(79.7)
Payments on Debt	(12.5)	(12.5)
Borrowings under Revolving Credit Facilities	502.3	843.3
Payments on Revolving Credit Facilities	(449.0)	(454.5)
Repurchase of Common Stock related to Share-Based Payments	(10.0)	(10.4)
Dividends Paid	(46.9)	(32.4)
Other, Net	9.1	(0.3)
Net Cash (Used In) Provided by Financing Activities	(66.6)	253.5
Effect of Exchange Rate Changes on Cash	1.7	1.0
Net Decrease in Cash and Cash Equivalents	(46.6)	(16.2)
Cash and Cash Equivalents at Beginning of Period	59.1	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12.5	$38.7

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

Accounts Receivable and Allowances

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first six months of 2017, the Company sold and derecognized approximately $683 million of receivables, collected approximately $644 million on behalf of the financial institution, and received approximately $30 million in funding from the financial institutions, resulting in deferred proceeds of approximately $38 million as of June 30, 2017. During the same period of 2016, the Company sold and derecognized approximately $623 million of receivables, collected approximately $560 million on behalf of the financial institution, and received funding of approximately $84 million by the financial institution, resulting in deferred proceeds of approximately $31 million as of June 30, 2016. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2017 and 2016, the Company sold receivables of approximately $34 million and $19 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at June 30, 2017 and December 31, 2016, were approximately $415 million and $376 million, respectively.

Capital Allocation Plan

On March 13, 2017 and May 24, 2017, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock paid on April 5, 2017 and July 5, 2017 to shareholders of record as of March 29, 2017 and June 15, 2017, respectively.

On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During the first six months of 2017, the Company repurchased 4,268,299 shares at an aggregate average price of $13.09, including 1,440,697 shares repurchased under the 2015 share repurchase program thereby completing that program. The Company repurchased 6,555,073 shares at an average price of $12.51 during the six months ended June 30, 2016 under the 2015 share repurchase program. As of June 30, 2017, the Company has approximately $213 million available for additional repurchases under the 2017 share repurchase program.

Business Combinations and Other Special Charges

The following table summarizes the transactions recorded in Business Combinations and Other Special Charges in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Charges Associated with Business Combinations	$5.4	$5.3	$9.3	$10.4
Other Special Charges	0.7	—	5.4	5.4
Total	$6.1	$5.3	$14.7	$15.8

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

Adoption of New Accounting Standards

Effective January 1, 2017 the Company adopted Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. In the first quarter of 2017, the Company recorded a discrete benefit of approximately $2 million related to the excess benefit associated with share based payments to employees. The remaining $39 million of previously unrecognized excess tax benefits, which were prohibited from recognition due to net operating loss carryforwards, were recognized in accumulated deficit. The Company is continuing its practice of estimating forfeitures and recording cash paid for withholding taxes as a financing activity.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for annual periods beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, result of operations and cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment model. Step 2 measures a goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized is limited to the amount of goodwill allocated to that reporting unit. The guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The updated guidance requires a retrospective adoption method. The Company is evaluating the impact of adoption of this standard on the Company's statement of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard but not before the original effective date of December 15, 2016, and can be applied using a full retrospective or modified retrospective approach. The Company is adopting this standard in the first quarter of fiscal 2018 and currently expects to use the modified retrospective approach. The Company has formed an implementation team including representatives from finance, sales, and legal to assist in the assessment and implementation of this standard. The Company considered whether the adoption may require acceleration of revenue for products produced by the Company without an alternative use. The Company has initially determined that in the majority of its contracts, an enforceable right of payment does not exist for products produced but not yet shipped; therefore acceleration of revenue would not be required. The Company is continuing its evaluation of all aspects of the standard, and currently does not believe the adoption of the standard will have a material impact on the Company's financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2017	December 31, 2016
Finished Goods	$244.0	$238.3
Work in Progress	66.0	73.5
Raw Materials	202.5	187.2
Supplies	87.7	83.9
Total	$600.2	$582.9

NOTE 3 — ACQUISITIONS

As disclosed in "Note 1 - General Information," the Company acquired Colorpak, Metro, WG Anderson, and G-Box, which are referred to collectively as the "2016 Acquisitions" and, except for Colorpak, are included in the Americas Paperboard Packaging Segment.

The Company paid approximately $333 million, net of cash acquired, for the 2016 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $31 million.

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2016 Form 10-K.

Long-Term Debt is composed of the following:

In millions	June 30, 2017	December 31, 2016
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.19%, payable in 2024	$300.0	$300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.94%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.79%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.55% at June 30, 2017) payable through 2019	937.5	950.0
Senior Secured Revolving Facilities with interest payable at floating rates (2.45% at June 30, 2017) payable in 2019	253.4	184.8
Capital Lease Obligations	31.1	17.9
Other	22.6	3.0
Total Long-Term Debt	2,219.6	2,130.7
Less: Current Portion	39.7	26.3
	2,179.9	2,104.4
Less: Unamortized Deferred Debt Issuance Costs	14.2	15.9
Total	$2,165.7	$2,088.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2017, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$203.2	$1,025.8
Senior Secured International Revolving Credit Facility	179.8	50.2	129.6
Other International Facilities	57.3	30.4	26.9
Total	$1,487.1	$283.8	$1,182.3

(a)
In accordance with its debt agreement, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $21.0 million as of June 30, 2017. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through mid-2018 unless extended.

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

As of June 30, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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
Data concerning RSUs and stock awards granted in the first six months of 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,529,177	$13.34
Stock Awards — Board of Directors	65,520	$13.43

During the six months ended June 30, 2017 and 2016, $0.9 million and $11.4 million, respectively, were charged to compensation expense for stock incentive plans.
During the six months ended June 30, 2017 and 2016, approximately 1.0 million and 1.6 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2014 and 2013, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2017	2016	2017	2016	2017	2016	2017	2016
Components of Net Periodic Cost:
Service Cost	$1.9	$2.4	$4.5	$4.9	$0.2	$0.2	$0.4	$0.4
Interest Cost	10.6	11.3	21.2	22.4	0.4	0.4	0.7	0.7
Administrative Expenses	—	0.2	—	0.5	—	—	—	—
Expected Return on Plan Assets	(15.9)	(15.1)	(31.9)	(30.2)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.2	0.3	0.4	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	1.5	7.1	3.2	11.9	(0.6)	(0.7)	(1.1)	(1.2)
Net Periodic (Benefit) Cost	$(1.7)	$6.1	$(2.7)	$9.9	$—	$(0.1)	$(0.1)	$(0.2)

Employer Contributions

The Company made contributions of $11.4 million and $11.5 million to its pension plans during the first six months of 2017 and 2016, respectively. The Company expects to make contributions of $30 million to $40 million for the full year 2017. During 2016, the Company made $51.4 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.2 million and $0.3 million during the first six months of 2017 and 2016, respectively. The Company estimates its postretirement health care benefit payments for the full year 2017 to be approximately $3 million. During 2016, the Company made postretirement health care benefit payments of $2.1 million.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of June 30, 2017:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
2/1/2017	12/1/2017	$450.0	0.89%
12/01/2017	10/01/2018	$250.0	1.16%

Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first six months of 2017 and 2016, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, the resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed, and the ineffective portion of the swap contracts’ change in fair value recognized immediately in earnings. The Company has hedged approximately 50% and 23% of its expected natural gas usage for the remainder of 2017 and 2018, respectively.

During the first six months of 2017 and 2016, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At June 30, 2017, multiple forward exchange contracts existed that expire on various dates through the remainder of 2017. Those purchased forward exchange contracts outstanding at June 30, 2017 and December 31, 2016, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2017 and December 31, 2016, had notional amounts totaling $26.2 million and $55.9 million, respectively.

No amounts were reclassified to earnings during the first six months of 2017 or during 2016 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2017 and December 31, 2016, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2017 and December 31, 2016, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2017 and December 31, 2016, had net notional amounts totaling $72.2 million and $68.1 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of June 30, 2017, the Company had a gross derivative asset of $2.2 million and a gross derivative liability of $1.1 million, related to interest rate, foreign currency and commodity contracts. As of June 30, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at June 30, 2017 and December 31, 2016 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,231.0 million and $2,132.7 million as compared to the carrying amounts of $2,188.5 million and $2,112.8 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2016	$7.5
Reclassification to Earnings	(1.3)
Current Period Change in Fair Value	(5.1)
Balance at June 30, 2017	$1.1

At June 30, 2017, the Company expects to reclassify approximately $0.8 million of gains in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — INCOME TAXES

During the six months ended June 30, 2017, the Company recognized Income Tax Expense of $41.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $119.3 million. The effective tax rate for the six months ended June 30, 2017 is lower than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $2 million during the six months ended June 30, 2017 related to the excess benefit associated with share based payments to employees that vested during the period in accordance with the new guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled.

During the six months ended June 30, 2016, the Company recognized Income Tax Expense of $43.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $177.7 million. The effective tax rate for the six months ended June 30, 2016 was significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service. As a result of this agreement, the Company amended its 2011 and 2012 U.S. federal and state tax returns and utilized previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the second quarter of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the six months ended June 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the quarter.

As of December 31, 2016, the Company had approximately $351 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  During the three months ended March 31, 2017, the Company adopted ASU 2016-09 and as a result recorded additional federal and state NOLs of approximately $107 million that were generated through excess tax benefit deductions claimed on the Company’s 2011-2016 U.S. federal income tax returns and were previously prohibited from being recognized. The Company recognized the cumulative federal and state income tax effects of these previously unrecognized NOLs in accumulated deficit in accordance with ASU No. 2016-09. The Company will utilize NOLs during 2017 and expects to have approximately $280 million to $330 million of NOLs remaining at December 31, 2017.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
NET SALES:
Paperboard Mills	$96.9	$97.2	$195.0	$198.3
Americas Paperboard Packaging	812.7	819.0	1,605.5	1,595.4
Europe Paperboard Packaging	138.7	148.9	278.4	293.2
Corporate/Other/Eliminations	46.4	38.1	77.3	50.3
Total	$1,094.7	$1,103.2	$2,156.2	$2,137.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(10.3)	$1.7	$(22.6)	$0.5
Americas Paperboard Packaging	90.5	99.9	179.9	213.4
Europe Paperboard Packaging	9.0	9.3	16.0	18.4
Corporate and Other	(1.6)	(5.3)	(10.2)	(19.5)
Total	$87.6	$105.6	$163.1	$212.8

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$31.2	$29.6	$61.8	$60.7
Americas Paperboard Packaging	29.5	32.4	59.7	59.7
Europe Paperboard Packaging	10.1	10.5	19.9	20.6
Corporate and Other	4.4	2.7	8.8	4.9
Total	$75.2	$75.2	$150.2	$145.9

For more information regarding the Company’s business segments, see “Note 14 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2016 Form 10-K.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2017	2016	2017	2016
Net Income	$42.0	$77.8	$79.0	$135.3
Weighted Average Shares:
Basic	310.7	322.1	311.8	323.3
Dilutive Effect of RSUs	0.4	0.4	0.7	0.8
Diluted	311.1	322.5	312.5	324.1
Income Per Share — Basic	$0.14	$0.24	$0.25	$0.42
Income Per Share — Diluted	$0.14	$0.24	$0.25	$0.42

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the six months ended June 30, 2017:

In millions	Total Shareholders' Equity
Balance at December 31, 2016	$1,056.5
Net Income	79.0
Other Comprehensive Income, Net of Tax	33.7
Dividends Declared	(46.6)
Repurchase of Common Stock	(55.9)
Pre-2017 Excess Tax Benefit related to Share-Based Payments	39.1
Compensation Expense Under Share-Based Plans	0.9
Repurchase of Common Stock related to Share-Based Payments	(10.0)
Balance at June 30, 2017	$1,096.7

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the six months ended June 30, 2017 (a):

In millions	Derivative Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2016	$(5.4)	$(250.2)	$14.7	$(146.7)	$(387.6)
Other Comprehensive (Loss) Income before Reclassifications	(3.1)	—	—	36.1	33.0
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(0.8)	2.2	(0.7)	—	0.7
Net Current-period Other Comprehensive (Loss) Income	(3.9)	2.2	(0.7)	36.1	33.7
Balance at June 30, 2017	$(9.3)	$(248.0)	$14.0	$(110.6)	$(353.9)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the six months ended June 30, 2017:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1.0)		Cost of Sales
Foreign Currency Contracts	(0.6)		Other (Income) Expense, Net
Interest Rate Swap Agreements	0.3		Interest Expense, Net
	(1.3)		Total before Tax
	0.5		Tax Benefit
	$(0.8)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.3	(c)
Actuarial Losses	3.2	(c)
	3.5		Total before Tax
	(1.3)		Tax Benefit
	$2.2		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(1.1)	(c)
	(1.2)		Total before Tax
	0.5		Tax Expense
	$(0.7)		Net of Tax

Total Reclassifications for the Period	$0.7

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$889.9	$12.5	$272.0	$(79.7)	$1,094.7
Cost of Sales	—	744.6	10.5	242.4	(79.7)	917.8
Selling, General and Administrative	—	63.1	0.8	19.7	—	83.6
Other (Income) Expense, Net	—	(2.6)	—	2.2	—	(0.4)
Business Combinations and Other Special Charges	—	2.3	—	3.8	—	6.1
Income from Operations	—	82.5	1.2	3.9	—	87.6
Interest Expense, Net	—	(21.3)	—	(1.2)	—	(22.5)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	61.2	1.2	2.7	—	65.1
Income Tax Expense	—	(21.8)	(0.5)	(1.3)	—	(23.6)
Income before Equity Income of Unconsolidated Entities	—	39.4	0.7	1.4	—	41.5
Equity Income of Unconsolidated Entity	—	—	—	0.5	—	0.5
Equity in Net Earnings of Subsidiaries	42.0	2.6	(1.1)	—	(43.5)	—
Net Income (Loss)	$42.0	$42.0	$(0.4)	$1.9	$(43.5)	$42.0

Comprehensive Income (Loss)	$58.0	$58.0	$(43.2)	$24.4	$(39.2)	$58.0

	Three Months Ended June 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$874.2	$29.2	$271.4	$(71.6)	$1,103.2
Cost of Sales	—	709.7	25.2	235.1	(71.6)	898.4
Selling, General and Administrative	—	69.4	3.0	20.3	—	92.7
Other (Income) Expense, Net	—	(1.0)	—	2.2	—	1.2
Business Combinations and Other Special Charges	—	4.0	—	1.3	—	5.3
Income from Operations	—	92.1	1.0	12.5	—	105.6
Interest Expense, Net	—	(17.2)	—	(1.0)	—	(18.2)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	74.9	1.0	11.5	—	87.4
Income Tax Expense	—	(4.5)	(0.6)	(5.0)	—	(10.1)
Income before Equity Income of Unconsolidated Entity	—	70.4	0.4	6.5	—	77.3
Equity Income of Unconsolidated Entity	—	—	—	0.5	—	0.5
Equity in Net Earnings of Subsidiaries	77.8	7.4	(0.9)	—	(84.3)	—
Net Income (Loss)	$77.8	$77.8	$(0.5)	$7.0	$(84.3)	$77.8

Comprehensive Income (Loss)	$34.0	$34.0	$(2.4)	$(31.2)	$(0.4)	$34.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,735.1	$49.5	$534.6	$(163.0)	$2,156.2
Cost of Sales	—	1,450.0	41.3	476.0	(163.0)	1,804.3
Selling, General and Administrative	—	132.0	3.5	39.2	—	174.7
Other (Income) Expense, Net	—	(5.3)	0.1	4.6	—	(0.6)
Business Combinations and Other Special Charges	—	8.1	—	6.6	—	14.7
Income from Operations	—	150.3	4.6	8.2	—	163.1
Interest Expense, Net	—	(41.7)	—	(2.1)	—	(43.8)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	108.6	4.6	6.1	—	119.3
Income Tax Expense	—	(36.7)	(1.7)	(2.8)	—	(41.2)
Income before Equity Income of Unconsolidated Entity	—	71.9	2.9	3.3	—	78.1
Equity Income of Unconsolidated Entity	—	—	—	0.9	—	0.9
Equity in Net Earnings of Subsidiaries	79.0	7.1	(4.5)	—	(81.6)	—
Net Income (Loss)	$79.0	$79.0	$(1.6)	$4.2	$(81.6)	$79.0

Comprehensive Income (Loss)	$112.7	$112.7	$(22.0)	$45.2	$(135.9)	$112.7

	Six Months Ended June 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$1,740.2	$45.3	$502.7	$(151.0)	$2,137.2
Cost of Sales	—	1,401.1	37.9	436.7	(151.0)	1,724.7
Selling, General and Administrative	—	139.5	3.7	38.6	—	181.8
Other (Income) Expense, Net	—	(2.6)	—	4.7	—	2.1
Business Combinations and Other Special Charges	—	14.5	—	1.3	—	15.8
Income from Operations	—	187.7	3.7	21.4	—	212.8
Interest Expense, Net	—	(33.1)	—	(2.0)	—	(35.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	154.6	3.7	19.4	—	177.7
Income Tax Expense	—	(36.1)	(1.7)	(5.5)	—	(43.3)
Income before Equity Income of Unconsolidated Entity	—	118.5	2.0	13.9	—	134.4
Equity Income of Unconsolidated Entity	—	—	—	0.9	—	0.9
Equity in Net Earnings of Subsidiaries	135.3	16.8	(3.5)	—	(148.6)	—
Net Income (Loss)	$135.3	$135.3	$(1.5)	$14.8	$(148.6)	$135.3

Comprehensive Income (Loss)	$98.1	$98.1	$(3.4)	$(18.2)	$(76.5)	$98.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$0.5	$—	$12.0	$—	$12.5
Receivables, Net	—	233.4	—	260.2	—	493.6
Inventories, Net	—	411.8	—	188.4	—	600.2
Intercompany	—	999.4	205.6	—	(1,205.0)	—
Other Current Assets	—	33.8	—	11.9	—	45.7
Total Current Assets	—	1,678.9	205.6	472.5	(1,205.0)	1,152.0
Property, Plant and Equipment, Net	—	1,531.5	0.1	281.9	—	1,813.5
Investment in Consolidated Subsidiaries	1,475.6	—	16.2	—	(1,491.8)	—
Goodwill	—	1,154.4	—	112.0	—	1,266.4
Other Assets	—	361.4	—	98.1	—	459.5
Total Assets	$1,475.6	$4,726.2	$221.9	$964.5	$(2,696.8)	$4,691.4

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$39.1	$—	$8.4	$—	$47.5
Accounts Payable	—	350.6	—	114.7	—	465.3
Intercompany	378.9	—	—	875.4	(1,254.3)	—
Interest Payable	—	13.3	—	0.1	—	13.4
Other Accrued Liabilities	—	184.7	0.5	57.9	—	243.1
Total Current Liabilities	378.9	587.7	0.5	1,056.5	(1,254.3)	769.3
Long-Term Debt	—	2,090.8	—	74.9	—	2,165.7
Deferred Income Tax Liabilities	—	375.4	—	25.3	—	400.7
Other Noncurrent Liabilities	—	196.7	—	62.3	—	259.0

EQUITY
Total Equity	1,096.7	1,475.6	221.4	(254.5)	(1,442.5)	1,096.7
Total Liabilities and Equity	$1,475.6	$4,726.2	$221.9	$964.5	$(2,696.8)	$4,691.4

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$79.0	$79.0	$(1.6)	$4.2	$(81.6)	$79.0
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	117.1	4.8	28.3	—	150.2
Deferred Income Taxes	—	30.7	1.6	(1.6)	—	30.7
Amount of Postretirement Expense Less Than Funding	—	(12.5)	—	(2.9)	—	(15.4)
Equity in Net Earnings of Subsidiaries	(79.0)	(7.1)	4.5	—	81.6	—
Other, Net	—	(5.0)	—	0.5	—	(4.5)
Changes in Operating Assets and Liabilities	—	(28.0)	(10.5)	(36.4)	—	(74.9)
Net Cash Provided by (Used in) Operating Activities	—	174.2	(1.2)	(7.9)	—	165.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(104.9)	—	(30.9)	—	(135.8)
Packaging Machinery Spending	—	(8.7)	—	—	—	(8.7)
Other, Net	116.5	(2.3)	—	—	(116.5)	(2.3)
Net Cash Provided by (Used in) Investing Activities	116.5	(115.9)	—	(30.9)	(116.5)	(146.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(59.6)	—	—	—	—	(59.6)
Payments on Debt	—	(12.5)	—	—	—	(12.5)
Borrowings under Revolving Credit Facilities	—	491.2	—	11.1	—	502.3
Payments on Revolving Credit Facilities	—	(430.0)	—	(19.0)	—	(449.0)
Dividends Paid	(46.9)	—	—	—	—	(46.9)
Repurchase of Common Stock related to Share-Based Payments	(10.0)	—	—	—	—	(10.0)
Other, Net	—	(107.4)	—	—	116.5	9.1
Net Cash (Used in) Provided by Financing Activities	(116.5)	(58.7)	—	(7.9)	116.5	(66.6)

Effect of Exchange Rate Changes on Cash	—	—	—	1.7	—	1.7

Net Decrease in Cash and Cash Equivalents	—	(0.4)	(1.2)	(45.0)	—	(46.6)
Cash and Cash Equivalents at Beginning of Period	—	0.9	1.2	57.0	—	59.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.5	$—	$12.0	$—	$12.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$135.3	$135.3	$(1.5)	$14.8	$(148.6)	$135.3
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	117.0	5.3	23.6	—	145.9
Deferred Income Taxes	—	29.6	1.6	0.6	—	31.8
Amount of Postretirement Expense Greater (Less) Than Funding	—	0.7	—	(2.8)	—	(2.1)
Equity in Net Earnings of Subsidiaries	(135.3)	(16.8)	3.5	—	148.6	—
Other, Net	—	25.0	—	(0.8)	—	24.2
Changes in Operating Assets and Liabilities	—	(51.0)	(5.3)	(31.8)	—	(88.1)
Net Cash Provided By Operating Activities	—	239.8	3.6	3.6	—	247.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(147.6)	—	(31.8)	—	(179.4)
Packaging Machinery Spending	—	(6.6)	—	—	—	(6.6)
Acquisition of Business, Net of Cash Acquired	—	(169.5)	—	(159.4)	—	(328.9)
Other, Net	122.5	(163.4)	—	—	38.1	(2.8)
Net Cash Provided by (Used in) Investing Activities	122.5	(487.1)	—	(191.2)	38.1	(517.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(79.7)	—	—	—	—	(79.7)
Payments on Debt	—	(12.5)	—	—	—	(12.5)
Borrowings under Revolving Credit Facilities	—	799.7	—	43.6	—	843.3
Payments on Revolving Credit Facilities	—	(417.2)	—	(37.3)	—	(454.5)
Dividends Paid	(32.4)	—	—	—	—	(32.4)
Repurchase of Common Stock related to Share-Based Payments	(10.4)	—	—	—	—	(10.4)
Other, Net	—	(122.8)	—	160.6	(38.1)	(0.3)
Net Cash (Used in) Provided by Financing Activities	(122.5)	247.2	—	166.9	(38.1)	253.5

Effect of Exchange Rate Changes on Cash	—	—	—	1.0	—	1.0

Net (Decrease) Increase in Cash and Cash Equivalents	—	(0.1)	3.6	(19.7)	—	(16.2)
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$3.6	$35.1	$—	$38.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. SUBSEQUENT EVENTS

On July 10, 2017, the Company completed the acquisition of substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc. The acquisition includes two folding carton converting facilities located in New Albany, Indiana, focused on the production of paperboard-based air filter frames and folding cartons.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first six months of 2017 by $54.4 million, compared to the first six months of 2016. The higher costs in the six months ended June 30, 2017 were due to secondary fiber ($25.5 million), higher labor and benefit costs ($11.3 million), chemicals ($6.8 million), net energy related costs ($6.0 million), freight ($4.3 million) and other costs, net ($0.5 million).

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

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board, CRB and other paper substrates such as solid bleached sulfate and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

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

Debt Obligations. The Company had $2,227.4 million of outstanding debt obligations as of June 30, 2017. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2017 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. On a Consolidated basis:

•
Net Sales for the three months ended June 30, 2017, decreased by $8.5 million or 0.8% to $1,094.7 million from $1,103.2 million for the three months ended June 30, 2016, due to unfavorable currency exchange rates and lower selling prices, partially offset by volume related to new products and only one month of the Colorpak acquisition in the prior year quarter.

•
Income from Operations for the three months ended June 30, 2017 decreased $18.0 million or 17.0% to $87.6 million from $105.6 million for the three months ended June 30, 2016 due to higher inflation and the lower selling prices. These decreases were offset by cost savings through continuous improvement and other programs.

Capital Allocations

•	On May 24, 2017, the Company's board of directors declared a quarterly dividend of $0.075 per share of common stock paid on July 5, 2017 to shareholders of record as of June 15, 2017.

•
On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During the first six months of 2017, the Company repurchased 4,268,299 shares at an aggregate average price of $13.09, including 1,440,697 shares repurchased under the 2015 share repurchase program thereby completing that plan. As of June 30, 2017, the Company has approximately $213 million remaining under the 2017 share repurchase program.

Acquisitions

•
During 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"), Walter G. Anderson, Inc., ("WG Anderson"), Metro Packaging & Imaging, Inc. ("Metro"), and Colorpak Limited ("Colorpak"). These transactions are referred to collectively as the "2016 Acquisitions."

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Net Sales	$1,094.7	$1,103.2	$2,156.2	$2,137.2
Income from Operations	87.6	105.6	163.1	212.8
Interest Expense, Net	(22.5)	(18.2)	(43.8)	(35.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	65.1	87.4	119.3	177.7
Income Tax Expense	(23.6)	(10.1)	(41.2)	(43.3)
Income before Equity Income of Unconsolidated Entity	41.5	77.3	78.1	134.4
Equity Income of Unconsolidated Entity	0.5	0.5	0.9	0.9
Net Income	$42.0	$77.8	$79.0	$135.3

SECOND QUARTER 2017 COMPARED WITH SECOND QUARTER 2016

Net Sales

	Three Months Ended June 30,
In millions	2017	2016	Decrease	Percent Change
Consolidated	$1,094.7	$1,103.2	$(8.5)	(0.8)%

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2016	Price	Volume/Mix	Exchange	Total	2017
Consolidated	$1,103.2	$(10.2)	$13.0	$(11.3)	$(8.5)	$1,094.7

The Company’s Net Sales for the three months ended June 30, 2017 decreased by $8.5 million or 0.8% to $1,094.7 million from $1,103.2 million for the three months ended June 30, 2016, due to unfavorable currency exchange rates, primarily the British Pound, and lower selling prices, partially offset by volume related to new products and Net Sales of $8.8 million from the Colorpak acquisition. Beverage volumes increased globally, while core volumes were lower for certain consumer products (cereal and frozen foods).

Income from Operations

	Three Months Ended June 30,
In millions	2017	2016	Decrease	Percent Change
Consolidated	$87.6	$105.6	$(18.0)	(17.0)%

The components of the change in Income from Operations are as follows:

	Three Months Ended June 30,
		Variances
In millions	2016	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2017
Consolidated	$105.6	$(10.2)	$(1.1)	$(30.2)	$(2.0)	$25.5	$(18.0)	$87.6

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities and other special charges.

Income from Operations for the three months ended June 30, 2017 decreased $18.0 million or 17.0% to $87.6 million from $105.6 million for the three months ended June 30, 2016 due to higher inflation, the lower selling prices, and unfavorable foreign currency exchange rates. These decreases were offset by cost savings through continuous improvement and other programs and lower stock compensation expense. Inflation for the three months ended June 30, 2017 increased primarily due to secondary fiber ($13.4 million), labor and benefits ($5.6 million), chemicals ($3.9 million), freight ($3.0 million), net energy costs ($2.9 million) and other costs, net ($1.4 million).

Interest Expense, Net

Interest Expense, Net was $22.5 million and $18.2 million for the three months ended June 30, 2017 and 2016, respectively. Interest Expense, Net increased due primarily to higher average debt balances and higher average interest rates as compared to the same period in the prior year. As of June 30, 2017, approximately 34% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2017, the Company recognized Income Tax Expense of $23.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $65.1 million. The effective tax rate for the three months ended June 30, 2017 is different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions.

During the three months ended June 30, 2016, the Company recognized Income Tax Expense of $10.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $87.4 million. The effective tax rate for the three months ended June 30, 2016 was significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service ("IRS Agreement"). As a result of this agreement, the Company amended its 2011 and 2012 U.S. federal and state tax returns and utilized previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the quarter of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the three months ended June 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the quarter.

As of December 31, 2016, the Company had approximately $351 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2017 and expects to have approximately $280 million to $330 million of NOLs remaining at December 31, 2017.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2019.

FIRST SIX MONTHS 2017 COMPARED WITH FIRST SIX MONTHS 2016

Net Sales

	Six Months Ended June 30,
In millions	2017	2016	Increase	Percent Change
Consolidated	$2,156.2	$2,137.2	$19.0	0.9%

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2016	Price	Volume/Mix	Exchange	Total	2017
Consolidated	$2,137.2	$(24.0)	$69.2	$(26.2)	$19.0	$2,156.2

The Company’s Net Sales for the six months ended June 30, 2017 increased by $19.0 million or 0.9% to $2,156.2 million from $2,137.2 million for the six months ended June 30, 2016, primarily due to Net Sales of $62.5 million for the 2016 Acquisitions and new product introductions, partially offset by unfavorable currency exchange rates and lower selling prices. Core volumes were stable as global beverage volumes were up while softness continued for certain consumer products, primarily cereal and frozen foods.

Income (Loss) from Operations

	Six Months Ended June 30,
In millions	2017	2016	Decrease	Percent Change
Consolidated	$163.1	$212.8	$(49.7)	(23.4)%

The components of the change in Income (Loss) from Operations are as follows:

	Six Months Ended June 30,
		Variances
In millions	2016	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2017
Consolidated	$212.8	$(24.0)	$(7.3)	$(54.4)	$(6.2)	$42.2	$(49.7)	$163.1

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities.

Income from Operations for the six months ended June 30, 2017 decreased $49.7 million or 23.4% to $163.1 million from $212.8 million for the six months ended June 30, 2016 due to higher inflation, the lower selling prices, planned downtime taken to upgrade a paper machine in West Monroe, LA in the first quarter of 2017, and unfavorable foreign currency exchange rates. These decreases were partially offset by cost savings through continuous improvement and other programs and lower stock compensation and other general expenses. Inflation for the six months ended June 30, 2017, increased due to secondary fiber ($25.5 million), labor and benefits ($11.3 million), chemicals ($6.8 million), net energy costs ($6.0 million), freight ($4.3 million) and other costs, net ($0.5 million).

Interest Expense, Net

Interest Expense, Net was $43.8 million and $35.1 million the six months ended June 30, 2017 and 2016, respectively. Interest Expense, Net increased due primarily to higher average debt balances and higher average interest rates as compared to the same period in the prior year.

Income Tax Expense

During the six months ended June 30, 2017 the Company recognized Income Tax Expense of $41.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $119.3 million. The effective tax rate for the six months ended June 30, 2017 is lower than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during the six months ended June 30, 2017, the Company recorded a discrete benefit of approximately $2 million related to the excess tax benefit associated with share based payments to employees that vested during the period in accordance with the new guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled.

During the six months ended June 30, 2016, the Company recognized Income Tax Expense of $43.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $177.7 million. The effective tax rate for the six months ended June 30, 2016 was significantly lower than the statutory rate due to the previously mentioned discrete benefit of $22.4 million for the IRS Agreement. The effective tax rate for the six months ended June 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the quarter.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
NET SALES:
Paperboard Mills	$96.9	$97.2	$195.0	$198.3
Americas Paperboard Packaging	812.7	819.0	1,605.5	1,595.4
Europe Paperboard Packaging	138.7	148.9	278.4	293.2
Corporate/Other/Eliminations	46.4	38.1	77.3	50.3
Total	$1,094.7	$1,103.2	$2,156.2	$2,137.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(10.3)	$1.7	$(22.6)	$0.5
Americas Paperboard Packaging	90.5	99.9	179.9	213.4
Europe Paperboard Packaging	9.0	9.3	16.0	18.4
Corporate and Other	(1.6)	(5.3)	(10.2)	(19.5)
Total	$87.6	$105.6	$163.1	$212.8

2017 COMPARED WITH 2016

Second Quarter 2017 Compared to Second Quarter 2016
Paperboard Mills
Net Sales were flat as increased volume was offset by lower selling prices and unfavorable foreign currency exchange rates.

Loss from Operations increased due to higher inflation, primarily secondary fiber, and the lower selling prices, partially offset by productivity improvements and the increased sales volume. During 2017 there was an approximate $14 million impact related to a maintenance cold outage at West Monroe, LA. During 2016 there was an approximate $15 million impact related to planned downtime to upgrade a paper machine at the same mill.

Americas Paperboard Packaging
Net Sales decreased due to lower selling prices and lower volume for certain consumer products, partially offset by higher beverage volumes and new product introductions.

Income from Operations decreased due to the lower selling prices, higher inflation and higher depreciation and amortization related to purchase accounting for the acquisitions, partially offset by cost savings through continuous improvement programs.

Europe Paperboard Packaging
Net Sales decreased primarily due to unfavorable foreign currency exchange rates, lower pricing and lower beverage volumes, partially offset by higher volume for convenience products.

Income from Operations decreased due to the lower selling prices, higher inflation and unfavorable foreign currency exchange rates, partially offset by continuous improvement and other cost savings programs.

First Six Months 2017 Compared to First Six Months 2016
Paperboard Mills
Net Sales were flat as increased volume was offset by lower selling prices.

Loss from Operations increased due to higher inflation, primarily secondary fiber, partially offset by productivity improvements. During 2017 in West Monroe, LA, there was an approximate $14 million impact related to the second quarter maintenance cold outage and an approximate $18 million impact related to the first quarter planned downtime taken to upgrade a paper machine. During 2016, there was an approximate $15 million impact related to downtime taken in the second quarter to upgrade a paper machine in West Monroe, LA.

Americas Paperboard Packaging
Net Sales increased primarily due to the 2016 Acquisitions, higher beverage volumes and new product introductions, partially offset by lower selling prices and lower volume for certain consumer products.

Income from Operations decreased due to the lower selling prices, higher inflation and higher depreciation and amortization related to purchase accounting for the acquisitions, partially offset by cost savings through continuous improvement programs.

Europe Paperboard Packaging
Net Sales decreased primarily due to unfavorable foreign currency exchange rates and lower pricing, partially offset by higher volume for convenience products.

Income from Operations decreased due to the lower selling prices, unfavorable foreign currency exchange rates and higher inflation, partially offset by improved operating performance due to capital investments and other cost savings programs.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2017	2016
Net Cash Provided by Operating Activities	$165.1	$247.0
Net Cash Used in Investing Activities	$(146.8)	$(517.7)
Net Cash (Used In) Provided by Financing Activities	$(66.6)	$253.5

Net cash provided by operating activities for the first six months of 2017 totaled $165.1 million, compared to $247.0 million for the same period in 2016. The decrease was due primarily to lower operating results as discussed above compared to the same period of the prior year. Pension contributions for the first six months of 2017 and 2016 were $11.4 million and $11.5 million, respectively.

Net cash used in investing activities for the first six months of 2017 totaled $146.8 million, compared to $517.7 million for the same period in 2016. Capital spending was $144.5 million and $186.0 million in 2017 and 2016, respectively. In 2016, the Company paid $328.9 million, net of cash acquired, for the 2016 Acquisitions.

Net cash used in financing activities for the first six months of 2017 totaled $66.6 million, compared to net cash provided by financing activities of $253.5 million for the same period in 2016. Current year activities include net borrowings under revolving credit facilities of $53.3 million, and payments on debt of $12.5 million. The Company also paid dividends of $46.9 million, repurchased $59.6 million of its common stock, and withheld $10.0 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior period, the Company had net borrowings under revolving credit facilities of $388.8 million, primarily for the 2016 Acquisitions, and made payments on debt of $12.5 million. Additionally, the Company paid dividends of $32.4 million, repurchased $79.7 million of its common stock and withheld $10.4 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first six months of 2017, the Company sold and derecognized approximately $683 million of receivables, collected approximately $644 million on behalf of the financial institution, and received approximately $30 million in funding from the financial institutions, resulting in deferred proceeds of approximately $38 million as of June 30, 2017. During the same period of 2016, the Company sold and derecognized approximately $623 million of receivables, collected approximately $560 million on behalf of the financial institution, and received funding of approximately $84 million by the financial institution, resulting in deferred proceeds of approximately $31 million as of June 30, 2016. Cash proceeds related to the sales are included in cash from operating activities on the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2017 and 2016, the Company sold receivables of approximately $34 million and $19 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at June 30, 2017 and December 31, 2016, were approximately $415 million and $376 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2017, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 3.11 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2017, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 8.82 to 1.00.

As of June 30, 2017, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2017 was $144.5 million compared to $186.0 million in the first six months of 2016. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in GPHC’s Form 10-K for the year ended December 31, 2016.

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

The Company also expects the following in 2017:

•	Depreciation and amortization between $300 million and $320 million.

•	Interest expense of $80 million to $90 million, including approximately $5 million to $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash flow of $370 million to $390 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of $30 million to $40 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2016. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2017. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2016 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2015 and 2017 share repurchase programs announced on February 4, 2015, and January 10, 2017, respectively. Each program allows management to purchase up to $250 million of the Company's issued and outstanding common stock.

During the second quarter of 2017, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

April 1, 2017 through April 30, 2017	819,578	$13.14	21,603,335	16,146,470
May 1, 2017 through May 31, 2017	492,600	$13.71	22,095,935	15,730,212
June 1, 2017 through June 30, 2017	—	$—	22,095,935	15,422,000

Total	1,312,178

(a) Based on the closing price of the Company's common stock at the end of each period.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to the GPI US Consolidated Pension Plan, dated as of May 19, 2017 and effective as of January 1, 2017.

10.2	Sixth Amendment to the GPI Savings Plan, dated as of June 27, 2017 and effective as of January 1, 2015.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 26, 2017
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 26, 2017
Deborah R. Frank