Form 10-Q
period 2017-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2017-10-25
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of October 23, 2017, there were 309,713,908 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2017	2016	2017	2016
Net Sales	$1,137.6	$1,103.7	$3,293.8	$3,240.9
Cost of Sales	946.0	912.4	2,750.3	2,637.1
Selling, General and Administrative	90.6	78.9	265.3	260.7
Other Expense (Income), Net	2.0	(0.1)	1.4	2.0
Business Combinations and Shutdown and Other Special Charges	3.6	7.4	18.3	23.2
Income from Operations	95.4	105.1	258.5	317.9
Interest Expense, Net	(22.6)	(20.0)	(66.4)	(55.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	72.8	85.1	192.1	262.8
Income Tax Expense	(25.9)	(28.0)	(67.1)	(71.3)
Income before Equity Income of Unconsolidated Entity	46.9	57.1	125.0	191.5
Equity Income of Unconsolidated Entity	0.4	0.7	1.3	1.6
Net Income	$47.3	$57.8	$126.3	$193.1

Net Income Per Share — Basic	$0.15	$0.18	$0.41	$0.60
Net Income Per Share — Diluted	$0.15	$0.18	$0.40	$0.60
Cash Dividends Declared Per Share	$0.075	$0.05	$0.225	$0.15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Net Income	$47.3	$57.8	$126.3	$193.1
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(0.6)	2.1	(4.5)	5.1
Pension and Postretirement Benefit Plans	0.7	5.2	2.2	(15.5)
Currency Translation Adjustment	10.8	(6.8)	46.9	(26.3)
Total Other Comprehensive Income (Loss), Net of Tax	10.9	0.5	44.6	(36.7)
Total Comprehensive Income	$58.2	$58.3	$170.9	$156.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and Cash Equivalents	$17.2	$59.1
Receivables, Net	539.0	426.8
Inventories, Net	621.5	582.9
Other Current Assets	44.9	46.1
Total Current Assets	1,222.6	1,114.9
Property, Plant and Equipment, Net	1,820.8	1,751.9
Goodwill	1,309.3	1,260.3
Intangible Assets, Net	449.6	445.3
Other Assets	37.5	31.0
Total Assets	$4,839.8	$4,603.4

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$49.6	$63.4
Accounts Payable	486.7	466.5
Compensation and Employee Benefits	116.5	107.3
Other Accrued Liabilities	164.6	142.6
Total Current Liabilities	817.4	779.8
Long-Term Debt	2,225.2	2,088.5
Deferred Income Tax Liabilities	421.5	408.0
Accrued Pension and Postretirement Benefits	161.2	202.5
Other Noncurrent Liabilities	80.8	68.1

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 309,713,908 and 313,533,785 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3.1	3.1
Capital in Excess of Par Value	1,680.2	1,709.0
Accumulated Deficit	(206.6)	(268.0)
Accumulated Other Comprehensive Loss	(343.0)	(387.6)
Total Shareholders' Equity	1,133.7	1,056.5
Total Liabilities and Shareholders' Equity	$4,839.8	$4,603.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$126.3	$193.1
Non-cash Items Included in Net Income:
Depreciation and Amortization	237.2	224.1
Deferred Income Taxes	51.2	55.1
Amount of Postretirement Expense Less Than Funding	(39.6)	(24.3)
Other, Net	(3.1)	32.6
Changes in Operating Assets and Liabilities	(65.5)	(86.3)
Net Cash Provided by Operating Activities	306.5	394.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(185.8)	(248.7)
Packaging Machinery Spending	(12.0)	(9.7)
Acquisition of Businesses, Net of Cash Acquired	(120.9)	(331.9)
Other, Net	(0.4)	(4.1)
Net Cash Used in Investing Activities	(319.1)	(594.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(62.1)	(106.4)
Payments on Debt	(18.8)	(18.8)
Proceeds from Issuance of Debt	—	300.0
Borrowings under Revolving Credit Facilities	814.0	1,013.3
Payments on Revolving Credit Facilities	(695.8)	(933.3)
Repurchase of Common Stock related to Share-Based Payments	(10.1)	(10.6)
Debt Issuance Costs	—	(5.1)
Dividends Paid	(70.2)	(48.5)
Other, Net	11.4	(0.5)
Net Cash (Used In) Provided by Financing Activities	(31.6)	190.1
Effect of Exchange Rate Changes on Cash	2.3	0.8
Net Decrease in Cash and Cash Equivalents	(41.9)	(9.2)
Cash and Cash Equivalents at Beginning of Period	59.1	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17.2	$45.7

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

Accounts Receivable and Allowances

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first nine months of 2017, the Company sold and derecognized approximately $1 billion of receivables, collected approximately $963 million on behalf of the financial institution, and received approximately $65 million in funding from the financial institutions, resulting in deferred proceeds of approximately $26 million as of September 30, 2017. During the same period of 2016, the Company sold and derecognized approximately $945 million of receivables, collected approximately $878 million on behalf of the financial institution, and received funding of approximately $95 million by the financial institution, resulting in deferred proceeds of approximately $23 million as of September 30, 2016. Cash proceeds related to the sales are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2017 and 2016, the Company sold receivables of approximately $43 million and $33 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at September 30, 2017 and December 31, 2016, were approximately $439 million and $376 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Allocation Plan

During the first nine months of 2017, the Company's board of directors declared three regular quarterly dividends of $0.075 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
March 13, 2017	March 29, 2017	April 5, 2017
May 24, 2017	June 15, 2017	July 5, 2017
July 28, 2017	September 15, 2017	October 5, 2017

On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During the first nine months of 2017, the Company repurchased 4,462,263 shares at an aggregate average price of $13.08, including 1,440,697 shares repurchased under the 2015 share repurchase program thereby completing that program. The Company repurchased 8,448,292 shares at an average price of $12.74 during the nine months ended September 30, 2016 under the 2015 share repurchase program. As of September 30, 2017, the Company has approximately $210 million available for additional repurchases under the 2017 share repurchase program.

Business Combinations and Shutdown and Other Special Charges

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Charges Associated with Business Combinations	$2.3	$5.0	$10.0	$15.4
Shutdown and Other Special Charges	1.3	2.4	8.3	7.8
Total	$3.6	$7.4	$18.3	$23.2

On September 6, 2017, the Company announced that its will close its coated recycled paperboard mill in Santa Clara, California by year end. This decision was made as a result of a thorough assessment of the facility's manufacturing capabilities and associated costs in the context of the Company's overall mill operating capability.  In addition to the shutdown costs in the above table, the Company recorded $7.1 million in accelerated depreciation for the three and nine months ended September 30, 2017.

On July 10, 2017, the Company acquired substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc (collectively "Carton Craft"). The acquisition includes two converting facilities located in New Albany, Indiana, focused on the production of paperboard based air filter frames and folding cartons.

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

Adoption of New Accounting Standards

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Effective January 1, 2017 the Company adopted ASU No. 2015-11, Inventory (Topic 330); Simplifying the Measurement of Inventory. This amendment replaced the method of measuring inventories at lower of cost or market with a lower of cost and net realizable value method. The adoption had no impact on the Company's financial position, results of operations and cash flows.

Accounting Standards Not Yet Adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715); Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to this ASU require the service cost component of net periodic benefit cost be reported in the same income statement line or lines as other compensation costs for employees. The other components of net periodic benefit cost are required to be reported separately from service costs and outside a subtotal of income from operations. Only the service cost component is eligible for capitalization. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied retrospectively for the income statement presentations and prospectively for the capitalization of service costs. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment model. Step 2 measures a goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized is limited to the amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this ASU provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will be applied prospectively.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a retrospective adoption method. The Company is evaluating the impact of adoption of this standard on the Company's statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operation and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

standard but not before the original effective date of December 15, 2016, and can be applied using a full retrospective or modified retrospective approach. The Company is adopting this standard in the first quarter of fiscal 2018 and currently expects to use the modified retrospective approach. The Company has formed an implementation team including representatives from finance, sales, and legal to assist in the assessment and implementation of this standard. The Company considered whether the adoption may require acceleration of revenue for products produced by the Company without an alternative use and when the Company would have a legally enforceable right of payment. The Company has determined that for certain contracts, an enforceable right of payment may exist for products produced but not yet shipped and is evaluating modifications to these contracts in order to recognize all revenue under the point in time method; therefore acceleration of revenue would not be required. The Company is continuing its evaluation of all other aspects of the standard, and currently does not believe the adoption of the standard will have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2017	December 31, 2016
Finished Goods	$240.3	$238.3
Work in Progress	77.5	73.5
Raw Materials	214.0	187.2
Supplies	89.7	83.9
Total	$621.5	$582.9

NOTE 3 — ACQUISITIONS

On July 10, 2017, the Company acquired substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc (collectively "Carton Craft"). The Company paid $120.9 million for the Carton Craft acquisition using existing cash and borrowings under its revolving line of credit. The acquisition includes two folding carton converting facilities located in New Albany, Indiana, focused on the production of paperboard based air filter frames and folding cartons, and is included in the Americas Paperboard segment.

The purchase price for Carton Craft has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the purchase date and is subject to adjustments in subsequent periods once the third party valuation is completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisition was made to continue to expand its product offering, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company expects the goodwill recorded to be deductible for tax purposes. The preliminary purchase price allocation is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$120.9	$—	$120.9

Receivables, Net	10.3	—	10.3
Inventories, Net	14.8	1.1	15.9
Property, Plant and Equipment, Net	5.3	7.0	12.3
Intangible Assets, Net	—	40.0	40.0
Total Assets Acquired	30.4	48.1	78.5
Current Liabilities	0.7	0.1	0.8
Total Liabilities Assumed	0.7	0.1	0.8
Net Assets Acquired	29.7	48.0	77.7
Goodwill	91.2	(48.0)	43.2
Total Estimated Fair Value of Net Assets Acquired	$120.9	$—	$120.9

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

Long-Term Debt is comprised of the following:

In millions	September 30, 2017	December 31, 2016
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.19%, payable in 2024	$300.0	$300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.93%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.79%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.74% at September 30, 2017) payable through 2019	931.2	950.0
Senior Secured Revolving Facilities with interest payable at floating rates (2.50% at September 30, 2017) payable in 2019	322.0	184.8
Capital Lease Obligations	30.6	17.9
Other	25.6	3.0
Total Long-Term Debt	2,284.4	2,130.7
Less: Current Portion	45.9	26.3
	2,238.5	2,104.4
Less: Unamortized Deferred Debt Issuance Costs	13.3	15.9
Total	$2,225.2	$2,088.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2017, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,250.0	$262.0	$967.3
Senior Secured International Revolving Credit Facility	185.1	60.0	125.1
Other International Facilities	58.2	29.3	28.9
Total	$1,493.3	$351.3	$1,121.3

(a)
In accordance with its debt agreement, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $20.7 million as of September 30, 2017. These letters of credit are used primarily as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2018 unless extended.

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

As of September 30, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs and stock awards granted in the first nine months of 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,537,388	$13.34
Stock Awards — Board of Directors	65,520	$13.43

During the nine months ended September 30, 2017 and 2016, $5.5 million and $16.2 million, respectively, were charged to compensation expense for stock incentive plans.

During the nine months ended September 30, 2017 and 2016, approximately 1.0 million and 1.7 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2014 and 2013, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2017	2016	2017	2016	2017	2016	2017	2016
Components of Net Periodic Cost:
Service Cost	$2.3	$2.5	$6.8	$7.4	$0.2	$0.2	$0.6	$0.6
Interest Cost	10.7	10.7	31.9	33.1	0.3	0.3	1.0	1.0
Administrative Expenses	—	0.2	—	0.7	—	—	—	—
Expected Return on Plan Assets	(16.1)	(15.5)	(48.0)	(45.7)	—	—	—	—
Net Curtailment/Settlement Loss	—	0.5	—	0.5	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.2	0.4	0.6	(0.1)	(0.1)	(0.2)	(0.2)
Actuarial Loss (Gain)	1.6	7.7	4.8	19.6	(0.5)	(0.4)	(1.6)	(1.6)
Net Periodic (Benefit) Cost	$(1.4)	$6.3	$(4.1)	$16.2	$(0.1)	$—	$(0.2)	$(0.2)

Employer Contributions

The Company made contributions of $33.6 million and $39.8 million to its pension plans during the first nine months of 2017 and 2016, respectively. The Company expects to make contributions of approximately $35 million for the full year 2017. During 2016, the Company made $51.4 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.7 million and $0.5 million during the first nine months of 2017 and 2016, respectively. The Company estimates its postretirement health care benefit payments for the full year 2017 to be approximately $3 million. During 2016, the Company made postretirement health care benefit payments of $2.1 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of September 30, 2017:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
2/1/2017	12/1/2017	$450.0	0.89%
12/01/2017	10/01/2018	$250.0	1.16%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first nine months of 2017 and 2016, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, the resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed, and the ineffective portion of the swap contracts’ change in fair value recognized immediately in earnings. The Company has hedged approximately 50% and 22% of its expected natural gas usage for the remainder of 2017 and 2018, respectively.

During the first nine months of 2017 and 2016, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At September 30, 2017, multiple forward exchange contracts existed that expire on various dates through the remainder of 2017. Those purchased forward exchange contracts outstanding at September 30, 2017 and December 31, 2016, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2017 and December 31, 2016, had notional amounts totaling $12.6 million and $55.9 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2017 or during 2016 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2017 and December 31, 2016, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2017 and December 31, 2016, when aggregated and measured in U.S. dollars at exchange rates at September 30, 2017 and December 31, 2016, had net notional amounts totaling $72.6 million and $68.1 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of September 30, 2017, the Company had a gross derivative asset of $1.5 million and a gross derivative liability of $0.7 million, related to interest rate, foreign currency and commodity contracts. As of September 30, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at September 30, 2017 and December 31, 2016 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,307.0 million and $2,132.7 million as compared to the carrying amounts of $2,253.9 million and $2,112.8 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2016	$7.5
Reclassification to Earnings	(2.0)
Current Period Change in Fair Value	(5.4)
Balance at September 30, 2017	$0.1

At September 30, 2017, the Company expects to reclassify immaterial gains in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — INCOME TAXES

During the nine months ended September 30, 2017, the Company recognized Income Tax Expense of $67.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $192.1 million. The effective tax rate for the nine months ended September 30, 2017 is lower than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $3 million during the nine months ended September 30, 2017, of which approximately $2 million related to the excess benefit associated with share based payments to employees that vested during the period in accordance with the new guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled. In addition, approximately $1 million was recorded as a result of statutory rate changes, income tax credits and other discrete items.

During the nine months ended September 30, 2016, the Company recognized Income Tax Expense of $71.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $262.8 million. The effective tax rate for the nine months ended September 30, 2016 was significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service. As a result of this agreement, the Company amended its 2011 and 2012 U.S. federal and state tax returns and utilized previously expired net operating loss carryforwards. The Company recorded a discrete benefit during the second quarter of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the nine months ended September 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the nine months ended September 30, 2016.

As of December 31, 2016, the Company had approximately $351 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  During the three months ended March 31, 2017, the Company adopted ASU 2016-09 and as a result recorded additional federal and state NOLs of approximately $107 million that were generated through excess tax benefit deductions claimed on the Company’s 2011-2016 U.S. federal income tax returns and were previously prohibited from being recognized. The Company recognized the cumulative federal and state income tax effects of these previously unrecognized NOLs in accumulated deficit in accordance with ASU No. 2016-09. The Company will utilize NOLs during 2017 and expects to have approximately $375 million to $425 million of NOLs remaining at December 31, 2017.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2020.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
NET SALES:
Paperboard Mills	$105.1	$95.6	$300.1	$293.9
Americas Paperboard Packaging	833.2	821.5	2,438.7	2,416.9
Europe Paperboard Packaging	152.6	142.1	431.0	435.3
Corporate/Other/Eliminations	46.7	44.5	124.0	94.8
Total	$1,137.6	$1,103.7	$3,293.8	$3,240.9

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(13.4)	$(2.5)	$(36.0)	$(2.0)
Americas Paperboard Packaging	101.3	100.7	281.2	314.1
Europe Paperboard Packaging	10.2	6.9	26.2	25.3
Corporate and Other	(2.7)	—	(12.9)	(19.5)
Total	$95.4	$105.1	$258.5	$317.9

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$39.5	$29.6	$101.3	$90.3
Americas Paperboard Packaging	31.6	34.5	91.3	94.2
Europe Paperboard Packaging	10.4	10.4	30.3	31.0
Corporate and Other	5.5	3.7	14.3	8.6
Total	$87.0	$78.2	$237.2	$224.1

For more information regarding the Company’s business segments, see “Note 14 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2016 Form 10-K.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2017	2016	2017	2016
Net Income	$47.3	$57.8	$126.3	$193.1
Weighted Average Shares:
Basic	310.4	319.7	311.3	322.1
Dilutive Effect of RSUs	0.5	0.7	0.6	0.8
Diluted	310.9	320.4	311.9	322.9
Income Per Share — Basic	$0.15	$0.18	$0.41	$0.60
Income Per Share — Diluted	$0.15	$0.18	$0.40	$0.60

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — EQUITY

The following is a summary of the changes in total equity for the nine months ended September 30, 2017:

In millions	Total Shareholders' Equity
Balance at December 31, 2016	$1,056.5
Net Income	126.3
Other Comprehensive Income, Net of Tax	44.6
Dividends Declared	(69.8)
Repurchase of Common Stock	(58.4)
Pre-2017 Excess Tax Benefit related to Share-Based Payments	39.1
Compensation Expense Under Share-Based Plans	5.5
Repurchase of Common Stock related to Share-Based Payments	(10.1)
Balance at September 30, 2017	$1,133.7

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following represents changes in Accumulated Other Comprehensive (Loss) Income by each component of other comprehensive income for the nine months ended September 30, 2017 (a):

In millions	Derivative Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2016	$(5.4)	$(250.2)	$14.7	$(146.7)	$(387.6)
Other Comprehensive (Loss) Income before Reclassifications	(3.3)	—	—	46.9	43.6
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(1.2)	3.3	(1.1)	—	1.0
Net Current-period Other Comprehensive (Loss) Income	(4.5)	3.3	(1.1)	46.9	44.6
Balance at September 30, 2017	$(9.9)	$(246.9)	$13.6	$(99.8)	$(343.0)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the nine months ended September 30, 2017:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1.0)		Cost of Sales
Foreign Currency Contracts	(0.7)		Other Expense (Income), Net
Interest Rate Swap Agreements	(0.3)		Interest Expense, Net
	(2.0)		Total before Tax
	0.8		Tax Expense
	$(1.2)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.4	(c)
Actuarial Losses	4.8	(c)
	5.2		Total before Tax
	(1.9)		Tax Benefit
	$3.3		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.2)	(c)
Actuarial Gains	(1.6)	(c)
	(1.8)		Total before Tax
	0.7		Tax Expense
	$(1.1)		Net of Tax

Total Reclassifications for the Period	$1.0

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$911.0	$0.6	$308.7	$(82.7)	$1,137.6
Cost of Sales	—	756.4	(0.3)	272.6	(82.7)	946.0
Selling, General and Administrative	—	68.8	—	21.8	—	90.6
Other (Income) Expense, Net	—	(0.6)	—	2.6	—	2.0
Business Combinations and Shutdown and Other Special Charges	—	2.5	—	1.1	—	3.6
Income (Loss) from Operations	—	83.9	0.9	10.6	—	95.4
Interest Expense, Net	—	(21.5)	—	(1.1)	—	(22.6)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	62.4	0.9	9.5	—	72.8
Income Tax (Expense) Benefit	—	(20.8)	(1.5)	(3.6)	—	(25.9)
Income (Loss) before Equity Income of Unconsolidated Entities	—	41.6	(0.6)	5.9	—	46.9
Equity Income of Unconsolidated Entity	—	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	47.3	5.7	(0.8)	—	(52.2)	—
Net Income (Loss)	$47.3	$47.3	$(1.4)	$6.3	$(52.2)	$47.3

Comprehensive Income (Loss)	$58.2	$58.2	$(1.5)	$24.6	$(81.3)	$58.2

	Three Months Ended September 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$872.6	$27.1	$281.2	$(77.2)	$1,103.7
Cost of Sales	—	715.9	23.6	250.1	(77.2)	912.4
Selling, General and Administrative	—	53.6	4.5	20.8	—	78.9
Other (Income) Expense, Net	—	(1.5)	—	1.4	—	(0.1)
Business Combinations and Shutdown and Other Special Charges	—	7.1	—	0.3	—	7.4
Income (Loss) from Operations	—	97.5	(1.0)	8.6	—	105.1
Interest Expense, Net	—	(19.0)	—	(1.0)	—	(20.0)
Income (Loss) before Income Taxes and Equity Income of Unconsolidated Entity	—	78.5	(1.0)	7.6	—	85.1
Income Tax (Expense) Benefit	—	(24.6)	0.7	(4.1)	—	(28.0)
Income (Loss) before Equity Income of Unconsolidated Entity	—	53.9	(0.3)	3.5	—	57.1
Equity Income of Unconsolidated Entity	—	—	—	0.7	—	0.7
Equity in Net Earnings of Subsidiaries	57.8	3.9	0.9	—	(62.6)	—
Net Income (Loss)	$57.8	$57.8	$0.6	$4.2	$(62.6)	$57.8

Comprehensive Income (Loss)	$58.3	$58.3	$(0.7)	$(3.8)	$(53.8)	$58.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,646.1	$50.1	$843.3	$(245.7)	$3,293.8
Cost of Sales	—	2,206.4	41.0	748.6	(245.7)	2,750.3
Selling, General and Administrative	—	200.8	3.5	61.0	—	265.3
Other (Income) Expense, Net	—	(5.9)	0.1	7.2	—	1.4
Business Combinations and Shutdown and Other Special Charges	—	10.6	—	7.7	—	18.3
Income from Operations	—	234.2	5.5	18.8	—	258.5
Interest Expense, Net	—	(63.2)	—	(3.2)	—	(66.4)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	171.0	5.5	15.6	—	192.1
Income Tax Expense	—	(57.5)	(3.2)	(6.4)	—	(67.1)
Income before Equity Income of Unconsolidated Entity	—	113.5	2.3	9.2	—	125.0
Equity Income of Unconsolidated Entity	—	—	—	1.3	—	1.3
Equity in Net Earnings of Subsidiaries	126.3	12.8	(5.3)	—	(133.8)	—
Net Income (Loss)	$126.3	$126.3	$(3.0)	$10.5	$(133.8)	$126.3

Comprehensive Income (Loss)	$170.9	$170.9	$(23.5)	$69.8	$(217.2)	$170.9

	Nine Months Ended September 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$2,612.8	$72.4	$783.9	$(228.2)	$3,240.9
Cost of Sales	—	2,117.0	61.5	686.8	(228.2)	2,637.1
Selling, General and Administrative	—	193.1	8.2	59.4	—	260.7
Other (Income) Expense, Net	—	(4.1)	—	6.1	—	2.0
Business Combinations and Shutdown and Other Special Charges	—	21.6	—	1.6	—	23.2
Income from Operations	—	285.2	2.7	30.0	—	317.9
Interest Expense, Net	—	(52.1)	—	(3.0)	—	(55.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	233.1	2.7	27.0	—	262.8
Income Tax Expense	—	(60.7)	(1.0)	(9.6)	—	(71.3)
Income before Equity Income of Unconsolidated Entity	—	172.4	1.7	17.4	—	191.5
Equity Income of Unconsolidated Entity	—	—	—	1.6	—	1.6
Equity in Net Earnings of Subsidiaries	193.1	20.7	(2.6)	—	(211.2)	—
Net Income (Loss)	$193.1	$193.1	$(0.9)	$19.0	$(211.2)	$193.1

Comprehensive Income (Loss)	$156.4	$156.4	$(4.1)	$(22.0)	$(130.3)	$156.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$13.6	$—	$3.6	$—	$17.2
Receivables, Net	—	237.3	—	301.7	—	539.0
Inventories, Net	—	414.6	—	206.9	—	621.5
Intercompany	—	1,153.8	204.2	—	(1,358.0)	—
Other Current Assets	—	33.3	—	11.6	—	44.9
Total Current Assets	—	1,852.6	204.2	523.8	(1,358.0)	1,222.6
Property, Plant and Equipment, Net	—	1,521.9	0.1	298.8	—	1,820.8
Investment in Consolidated Subsidiaries	1,533.8	—	15.6	—	(1,549.4)	—
Goodwill	—	1,154.4	—	154.9	—	1,309.3
Other Assets	—	350.6	—	136.5	—	487.1
Total Assets	$1,533.8	$4,879.5	$219.9	$1,114.0	$(2,907.4)	$4,839.8

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$45.3	$—	$4.3	$—	$49.6
Accounts Payable	—	370.2	—	116.5	—	486.7
Intercompany	400.1	—	—	983.5	(1,383.6)	—
Other Accrued Liabilities	—	212.5	—	68.6	—	281.1
Total Current Liabilities	400.1	628.0	—	1,172.9	(1,383.6)	817.4
Long-Term Debt	—	2,142.6	—	82.6	—	2,225.2
Deferred Income Tax Liabilities	—	395.9	—	25.6	—	421.5
Other Noncurrent Liabilities	—	179.2	—	62.8	—	242.0

EQUITY
Total Equity	1,133.7	1,533.8	219.9	(229.9)	(1,523.8)	1,133.7
Total Liabilities and Equity	$1,533.8	$4,879.5	$219.9	$1,114.0	$(2,907.4)	$4,839.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$0.9	$1.2	$57.0	$—	$59.1
Receivables, Net	—	183.7	10.1	233.0	—	426.8
Inventories, Net	—	403.8	16.1	163.0	—	582.9
Intercompany	—	1,077.5	73.3	—	(1,150.8)	—
Other Current Assets	—	36.4	—	9.7	—	46.1
Total Current Assets	—	1,702.3	100.7	462.7	(1,150.8)	1,114.9
Property, Plant and Equipment, Net	—	1,435.8	64.1	252.0	—	1,751.9
Investment in Consolidated Subsidiaries	1,362.9	—	12.3	—	(1,375.2)	—
Goodwill	—	1,098.9	55.5	105.9	—	1,260.3
Other Assets	—	314.8	65.6	95.9	—	476.3
Total Assets	$1,362.9	$4,551.8	$298.2	$916.5	$(2,526.0)	$4,603.4

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$26.0	$—	$37.4	$—	$63.4
Accounts Payable	—	354.3	8.5	103.7	—	466.5
Intercompany	306.4	—	—	913.0	(1,219.4)	—
Other Accrued Liabilities	—	178.6	3.0	68.3	—	249.9
Total Current Liabilities	306.4	558.9	11.5	1,122.4	(1,219.4)	779.8
Long-Term Debt	—	2,042.4	—	46.1	—	2,088.5
Deferred Income Tax Liabilities	—	342.1	43.3	22.6	—	408.0
Other Noncurrent Liabilities	—	245.5	—	25.1	—	270.6

EQUITY
Total Equity	1,056.5	1,362.9	243.4	(299.7)	(1,306.6)	1,056.5
Total Liabilities and Equity	$1,362.9	$4,551.8	$298.2	$916.5	$(2,526.0)	$4,603.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$126.3	$126.3	$(3.0)	$10.5	$(133.8)	$126.3
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	186.0	4.8	46.4	—	237.2
Deferred Income Taxes	—	48.0	3.1	0.1	—	51.2
Amount of Postretirement Expense Less Than Funding	—	(34.8)	—	(4.8)	—	(39.6)
Equity in Net Earnings of Subsidiaries	(126.3)	(12.8)	5.3	—	133.8	—
Other, Net	—	(3.2)	—	0.1	—	(3.1)
Changes in Operating Assets and Liabilities	—	11.3	(11.4)	(65.4)	—	(65.5)
Net Cash Provided by (Used in) Operating Activities	—	320.8	(1.2)	(13.1)	—	306.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(145.0)	—	(40.8)	—	(185.8)
Packaging Machinery Spending	—	(12.0)	—	—	—	(12.0)
Acquisition of Business, Net of Cash Acquired	—	(120.9)	—	—	—	(120.9)
Other, Net	142.4	(0.4)	—	—	(142.4)	(0.4)
Net Cash Provided by (Used in) Investing Activities	142.4	(278.3)	—	(40.8)	(142.4)	(319.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(62.1)	—	—	—	—	(62.1)
Payments on Debt	—	(18.8)	—	—	—	(18.8)
Borrowings under Revolving Credit Facilities	—	772.6	—	41.4	—	814.0
Payments on Revolving Credit Facilities	—	(652.6)	—	(43.2)	—	(695.8)
Dividends Paid	(70.2)	—	—	—	—	(70.2)
Repurchase of Common Stock related to Share-Based Payments	(10.1)	—	—	—	—	(10.1)
Other, Net	—	(131.0)	—	—	142.4	11.4
Net Cash (Used in) Provided by Financing Activities	(142.4)	(29.8)	—	(1.8)	142.4	(31.6)

Effect of Exchange Rate Changes on Cash	—	—	—	2.3	—	2.3

Net Increase (Decrease) in Cash and Cash Equivalents	—	12.7	(1.2)	(53.4)	—	(41.9)
Cash and Cash Equivalents at Beginning of Period	—	0.9	1.2	57.0	—	59.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$13.6	$—	$3.6	$—	$17.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$193.1	$193.1	$(0.9)	$19.0	$(211.2)	$193.1
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	174.7	10.8	38.6	—	224.1
Deferred Income Taxes	—	51.8	0.8	2.5	—	55.1
Amount of Postretirement Expense Less Than Funding	—	(20.3)	—	(4.0)	—	(24.3)
Equity in Net Earnings of Subsidiaries	(193.1)	(20.7)	2.6	—	211.2	—
Other, Net	—	32.2	—	0.4	—	32.6
Changes in Operating Assets and Liabilities	—	(27.2)	(12.7)	(46.4)	—	(86.3)
Net Cash Provided By Operating Activities	—	383.6	0.6	10.1	—	394.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(208.5)	—	(40.2)	—	(248.7)
Packaging Machinery Spending	—	(9.7)	—	—	—	(9.7)
Acquisition of Business, Net of Cash Acquired	—	(173.1)	—	(158.8)	—	(331.9)
Other, Net	165.5	(164.1)	—	—	(5.5)	(4.1)
Net Cash Provided by (Used in) Investing Activities	165.5	(555.4)	—	(199.0)	(5.5)	(594.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(106.4)	—	—	—	—	(106.4)
Payments on Debt	—	(18.8)	—	—	—	(18.8)
Proceeds from Issuance of Debt	—	300.0	—	—	—	300.0
Borrowings under Revolving Credit Facilities	—	955.9	—	57.4	—	1,013.3
Payments on Revolving Credit Facilities	—	(887.7)	—	(45.6)	—	(933.3)
Debt Issuance Cost	—	(5.1)	—	—	—	(5.1)
Dividends Paid	(48.5)	—	—	—	—	(48.5)
Repurchase of Common Stock related to Share-Based Payments	(10.6)	—	—	—	—	(10.6)
Other, Net	—	(166.0)	—	160.0	5.5	(0.5)
Net Cash (Used in) Provided by Financing Activities	(165.5)	178.3	—	171.8	5.5	190.1

Effect of Exchange Rate Changes on Cash	—	—	—	0.8	—	0.8

Net Increase (Decrease) in Cash and Cash Equivalents	—	6.5	0.6	(16.3)	—	(9.2)
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$6.6	$0.6	$38.5	$—	$45.7

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. SUBSEQUENT EVENTS

On October 24, 2017, the Company announced it will combine its business with International Paper’s (NYSE: IP) North America Consumer Packaging business. The Company will own 79.5 percent of the partnership and will be the sole operator. The revenue of the combined business is approximately $6 billion.
On October 4, 2017, the Company completed the acquisition of Norgraft Packaging, S.A., a leading folding carton producer in Spain focused on the food and household goods markets. The acquisition includes two converting plants located in Miliaño and Requejada, Spain.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first nine months of 2017 by $78.8 million, compared to the first nine months of 2016. The higher costs in the nine months ended September 30, 2017 were due to secondary fiber ($37.6 million), higher labor and benefit costs ($17.0 million), chemicals ($10.8 million), freight ($9.1 million), net energy related costs ($2.5 million) and other costs, net ($1.8 million).

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

Debt Obligations. The Company had $2,288.1 million of outstanding debt obligations as of September 30, 2017. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company's Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments. The Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF THIRD QUARTER 2017 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. On a Consolidated basis:

•
Net Sales for the three months ended September 30, 2017, increased $33.9 million or 3.1% to $1,137.6 million from $1,103.7 million for the three months ended September 30, 2016, due to the Carton Craft acquisition discussed below, increased volume and favorable currency exchange rates, partially offset by lower selling prices.

•
Income from Operations for the three months ended September 30, 2017 decreased $9.7 million or 9.2% to $95.4 million from $105.1 million for the three months ended September 30, 2016 due to higher inflation and the lower selling prices. These decreases were offset by cost savings through continuous improvement and other programs.

Capital Allocations

•	On July 28, 2017, the Company's board of directors declared a quarterly dividend of $0.075 per share of common stock paid on October 5, 2017 to shareholders of record as of September 15, 2017.

•
On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During the first nine months of 2017, the Company repurchased 4,462,263 shares at an aggregate average price of $13.08, including 1,440,697 shares repurchased under the 2015 share repurchase program thereby completing that plan. As of September 30, 2017, the Company has approximately $210 million remaining under the 2017 share repurchase program.

Acquisitions and Dispositions

•
On September 6, 2017, the Company announced that it will close its coated recycled paperboard mill in Santa Clara, California by year end. This decision was made as a result of a thorough assessment of the facility's manufacturing capabilities and associated costs in the context of the Company's overall mill operating capability.

•
On July 10, 2017, the Company acquired substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc (collectively "Carton Craft"). The acquisition includes two converting facilities located in New Albany, Indiana, focused on the production of paperboard based air filter frames and folding cartons.

•
During 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"), Walter G. Anderson, Inc., ("WG Anderson"), Metro Packaging & Imaging, Inc. ("Metro"), and Colorpak Limited ("Colorpak"). These transactions are referred to collectively as the "2016 Acquisitions."

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Net Sales	$1,137.6	$1,103.7	$3,293.8	$3,240.9
Income from Operations	95.4	105.1	258.5	317.9
Interest Expense, Net	(22.6)	(20.0)	(66.4)	(55.1)
Income before Income Taxes and Equity Income of Unconsolidated Entity	72.8	85.1	192.1	262.8
Income Tax Expense	(25.9)	(28.0)	(67.1)	(71.3)
Income before Equity Income of Unconsolidated Entity	46.9	57.1	125.0	191.5
Equity Income of Unconsolidated Entity	0.4	0.7	1.3	1.6
Net Income	$47.3	$57.8	$126.3	$193.1

THIRD QUARTER 2017 COMPARED WITH THIRD QUARTER 2016

Net Sales

	Three Months Ended September 30,
In millions	2017	2016	Increase	Percent Change
Consolidated	$1,137.6	$1,103.7	$33.9	3.1%

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2016	Price	Volume/Mix	Exchange	Total	2017
Consolidated	$1,103.7	$(3.6)	$29.7	$7.8	$33.9	$1,137.6

The Company’s Net Sales for the three months ended September 30, 2017 increased by $33.9 million or 3.1% to $1,137.6 million from $1,103.7 million for the three months ended September 30, 2016, due to Net Sales of $15.3 million from the Carton Craft acquisition, increased converting volume due to new products, increased sales of open market paperboard, and favorable currency exchange rates, primarily the Euro. These increases were offset by lower selling prices and continued softness in consumer product markets (cereal and dry foods) and a slight decline in global beverage volumes.

Income from Operations

	Three Months Ended September 30,
In millions	2017	2016	Decrease	Percent Change
Consolidated	$95.4	$105.1	$(9.7)	(9.2)%

The components of the change in Income from Operations are as follows:

	Three Months Ended September 30,
		Variances
In millions	2016	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2017
Consolidated	$105.1	$(3.6)	$3.6	$(24.4)	$—	$14.7	$(9.7)	$95.4

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, shutdown and other special charges.

Income from Operations for the three months ended September 30, 2017 decreased $9.7 million or 9.2% to $95.4 million from $105.1 million for the three months ended September 30, 2016 due to higher inflation, including the impact of the hurricanes, the lower selling prices, and higher incentive compensation costs due to a decrease recorded in the prior year of approximately $10 million. These decreases were offset by cost savings through continuous improvement and other programs. The prior year quarter was also negatively impacted by operational issues related to the onboarding of new or transferred business related to the closed or announced closure of facilities. Inflation for the three months ended September 30, 2017 increased primarily due to secondary fiber ($12.1 million), labor and benefits ($5.7 million), freight ($4.9 million), chemicals ($2.8 million), partially offset by other costs, net ($1.1 million).

Interest Expense, Net

Interest Expense, Net was $22.6 million and $20.0 million for the three months ended September 30, 2017 and 2016, respectively. Interest Expense, Net increased due primarily to higher average interest rates as compared to the same period in the prior year. As of September 30, 2017, approximately 36% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2017, the Company recognized Income Tax Expense of $25.9 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $72.8 million. The effective tax rate for the three months ended September 30, 2017 is different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, approximately $1 million was recorded as a result of statutory rate changes, income tax credits and other discrete items.

During the three months ended September 30, 2016, the Company recognized Income Tax Expense of $28.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $85.1 million. The effective tax rate for the three months ended September 30, 2016 was different than the statutory rate primarily due to the mix and levels between foreign and domestic earnings, including losses in jurisdictions with full valuation allowances as well as certain discrete benefits recorded during the quarter.

As of December 31, 2016, the Company had approximately $351 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income.  The Company will utilize NOLs during 2017 and expects to have approximately $375 million to $425 million of NOLs remaining at December 31, 2017.  Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2020.

FIRST NINE MONTHS 2017 COMPARED WITH FIRST NINE MONTHS 2016

Net Sales

	Nine Months Ended September 30,
In millions	2017	2016	Increase	Percent Change
Consolidated	$3,293.8	$3,240.9	$52.9	1.6%

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2016	Price	Volume/Mix	Exchange	Total	2017
Consolidated	$3,240.9	$(27.6)	$98.9	$(18.4)	$52.9	$3,293.8

The Company’s Net Sales for the nine months ended September 30, 2017 increased by $52.9 million or 1.6% to $3,293.8 million from $3,240.9 million for the nine months ended September 30, 2016, primarily due to Net Sales of $77.7 million for the 2016 and Carton Craft Acquisitions and new product introductions, partially offset by lower selling prices and unfavorable currency exchange rates, primarily the British Pound. Core volumes were stable as global beverage volumes were up while softness continued for certain consumer products, primarily cereal and frozen foods.

Income (Loss) from Operations

	Nine Months Ended September 30,
In millions	2017	2016	Decrease	Percent Change
Consolidated	$258.5	$317.9	$(59.4)	(18.7)%

The components of the change in Income (Loss) from Operations are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2016	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2017
Consolidated	$317.9	$(27.6)	$(3.7)	$(78.8)	$(6.2)	$56.9	$(59.4)	$258.5

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, shutdown and other special charges.

Income from Operations for the nine months ended September 30, 2017 decreased $59.4 million or 18.7% to $258.5 million from $317.9 million for the nine months ended September 30, 2016 due to higher inflation, the lower selling prices, and unfavorable foreign currency exchange rates. These decreases were partially offset by cost savings through continuous improvement and other programs and lower compensation expenses and other general expenses. Inflation for the nine months ended September 30, 2017, increased due to secondary fiber ($37.6 million), labor and benefits ($17.0 million), chemicals ($10.8 million), freight ($9.1 million), net energy related costs ($2.5 million) and other costs, net ($1.8 million).

Interest Expense, Net

Interest Expense, Net was $66.4 million and $55.1 million the nine months ended September 30, 2017 and 2016, respectively. Interest Expense, Net increased due primarily to higher average interest rates as compared to the same period in the prior year.

Income Tax Expense

During the nine months ended September 30, 2017 the Company recognized Income Tax Expense of $67.1 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $192.1 million. The effective tax rate for the nine months ended September 30, 2017 is lower than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $3 million during the nine months ended September 30, 2017, of which approximately $2 million related to the excess tax benefit associated with share based payments to employees that vested during the period in accordance with the new guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled. In addition, approximately $1 million was recorded as a result of statutory rate changes, income tax credits and other discrete items.

During the nine months ended September 30, 2016, the Company recognized Income Tax Expense of $71.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $262.8 million. The effective tax rate for the nine months ended September 30, 2016 was significantly lower than the statutory rate due to an agreement executed with the Internal Revenue Service. As a result of the agreement, the Company amended its 2011 and 2012 U.S. federal and state tax returns and utilized previously expired net operating loss carryforwards. The Company recorded a discrete benefit of $22.4 million to reflect the changes as a reduction in its net long-term deferred tax liability. The effective tax rate for the nine months ended September 30, 2016 was also different from the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions as well as other discrete items recorded during the nine months ended September 30, 2016.

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

The Company has three reportable segments as follows:

Paperboard Mills includes the seven North American paperboard mills which produce primarily CUK and CRB. The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represents the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
NET SALES:
Paperboard Mills	$105.1	$95.6	$300.1	$293.9
Americas Paperboard Packaging	833.2	821.5	2,438.7	2,416.9
Europe Paperboard Packaging	152.6	142.1	431.0	435.3
Corporate/Other/Eliminations	46.7	44.5	124.0	94.8
Total	$1,137.6	$1,103.7	$3,293.8	$3,240.9

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(13.4)	$(2.5)	$(36.0)	$(2.0)
Americas Paperboard Packaging	101.3	100.7	281.2	314.1
Europe Paperboard Packaging	10.2	6.9	26.2	25.3
Corporate and Other	(2.7)	—	(12.9)	(19.5)
Total	$95.4	$105.1	$258.5	$317.9

2017 COMPARED WITH 2016

Third Quarter 2017 Compared to Third Quarter 2016
Paperboard Mills
Net Sales increased due to increase volumes for both CUK and CRB, higher selling prices, primarily for CUK, and favorable currency exchange rates.

Loss from Operations increased due to higher inflation, primarily secondary fiber, partially offset by productivity improvements and the increased sales volume.

Americas Paperboard Packaging
Net Sales increased due to the Carton Craft acquisition and new production introductions, partially offset by lower selling prices and lower volume for beverage and certain consumer products.

Income from Operations was flat due to higher inflation and the lower selling prices, partially offset by cost savings through continuous improvement programs.

Europe Paperboard Packaging
Net Sales increased due to increased volumes primarily for beverage and convenience products and favorable foreign currency exchange rates, partially offset by lower selling prices.

Income from Operations increased due to the higher volume and continuous improvement and other cost savings programs, partially offset by the lower selling prices.

First Nine Months 2017 Compared to First Nine Months 2016
Paperboard Mills
Net Sales increased as increased volume and favorable foreign currency exchange rates were offset by lower selling prices.

Loss from Operations increased due to higher inflation, primarily secondary fiber ($37.6 million), and the lower selling prices, partially offset by productivity improvements. During 2017 in West Monroe, LA, there was an approximate $14 million impact related to the second quarter maintenance cold outage and an approximate $18 million impact related to the first quarter planned downtime taken to upgrade a paper machine. During 2016, there was an approximate $15 million impact related to downtime taken in the second quarter to upgrade a paper machine in West Monroe, LA.

Americas Paperboard Packaging
Net Sales increased primarily due to the 2016 and Carton Craft Acquisitions, higher beverage volumes and new product introductions, partially offset by lower selling prices and lower volume for certain consumer products.

Income from Operations decreased due to the lower selling prices and higher inflation, partially offset by cost savings through continuous improvement programs.

Europe Paperboard Packaging
Net Sales decreased primarily due to unfavorable foreign currency exchange rates and lower pricing, partially offset by higher volume primarily for beverage and convenience products.

Income from Operations increased as a result of improved operating performance due to capital investments, other cost savings programs, and the higher volume, partially offset by the lower selling prices and unfavorable foreign currency exchange rates.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2017	2016
Net Cash Provided by Operating Activities	$306.5	$394.3
Net Cash Used in Investing Activities	$(319.1)	$(594.4)
Net Cash (Used In) Provided by Financing Activities	$(31.6)	$190.1

Net cash provided by operating activities for the first nine months of 2017 totaled $306.5 million, compared to $394.3 million for the same period in 2016. The decrease was due primarily to lower operating results as discussed above. Pension contributions for the first nine months of 2017 and 2016 were $33.6 million and $39.8 million, respectively.

Net cash used in investing activities for the first nine months of 2017 totaled $319.1 million, compared to $594.4 million for the same period in 2016. Capital spending was $197.8 million and $258.4 million in 2017 and 2016, respectively. In 2017, the Company paid $120.9 million for the Carton Craft acquisition. In 2016, the Company paid $331.9 million, net of cash acquired, for the 2016 Acquisitions.

Net cash used in financing activities for the first nine months of 2017 totaled $31.6 million, compared to net cash provided by financing activities of $190.1 million for the same period in 2016. Current year activities include net borrowings under revolving credit facilities of $118.2 million, primarily for the Carton Craft acquisition, and payments on debt of $18.8 million. The Company also paid dividends of $70.2 million, repurchased $62.1 million of its common stock, and withheld $10.1 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior period, the Company had net borrowings under revolving credit facilities of $80.0 million, primarily for the 2016 Acquisitions, and made payments on debt of $18.8 million. In addition, the Company completed its debt offering of $300 million aggregated principal amount of 4.125% senior notes due 2024 in a registered public offering and used the net proceeds to repay a portion of its outstanding borrowing of its senior secured revolving credit facility. Additionally, the Company paid dividends of $48.5 million, repurchased $106.4 million of its common stock and withheld $10.6 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). During the first nine months of 2017, the Company sold and derecognized approximately $1 billion of receivables, collected approximately $963 million on behalf of the financial institution, and received approximately $65 million in funding from the financial institutions, resulting in deferred proceeds of approximately $26 million as of September 30, 2017. During the same period of 2016, the Company sold and derecognized approximately $945 million of receivables, collected approximately $878 million on behalf of the financial institution, and received funding of approximately $95 million by the financial institution, resulting in deferred proceeds of approximately $23 million as of September 30, 2016. Cash proceeds related to the sales are included in cash from operating activities on the Condensed Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2017 and 2016, the Company sold receivables of approximately $43 million and $33 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at September 30, 2017 and December 31, 2016, were approximately $439 million and $376 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2017, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 3.18 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2017, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 8.64 to 1.00.

As of September 30, 2017, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first nine months of 2017 was $197.8 million compared to $258.4 million in the first nine months of 2016. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

The Company also expects the following in 2017:

•	Depreciation and amortization between $300 million and $320 million.

•	Interest expense of $85 million to $90 million, including approximately $5 million to $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Cash flow of approximately $360 million available for net debt reduction, dividends, and share repurchases, excluding mergers and acquisitions and capital market activity.

•	Pension plan contributions of approximately $35 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2016. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2017. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2016 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange

Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2017, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)

July 1, 2017 through July 31, 2017	—	$—	22,095,935	16,111,839
August 1, 2017 through August 31, 2017	178,264	$12.88	22,274,199	16,108,692
September 1, 2017 through September 30, 2017	15,700	$13.01	22,289,899	15,054,819

Total	193,964

(a) Based on the closing price of the Company's common stock at the end of each period.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective November 1, 2017.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 25, 2017
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 25, 2017
Deborah R. Frank