Form 10-K
period 2017-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2018-02-07
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2017 was approximately $4 billion.

As of February 5, 2018 there were approximately 309,715,624 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, the deductibility of goodwill related to the acquisitions of Carton Craft Corporation and Seydaco Packaging Corp., capital investment, contractual obligations, available cash and liquidity, depreciation and amortization, interest expense, reclassification of Accumulated Other Comprehensive Loss to earnings, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, including the North America Consumer Packaging business of International Paper Company, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, Item 1A., Risk Factors.

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

In preparation for the combination of the Company's existing businesses with the North America Consumer Packaging business of International Paper Company ("IP") as described in Note 19 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data" (the "Consumer Packaging Combination"), on December 29, 2017, Graphic Packaging International, Inc., the primary operating subsidiary of GPHC, underwent a statutory conversion and became a Delaware limited liability company. As a result, Graphic Packaging International, Inc.'s name changed to Graphic Packaging International, LLC ("GPI"). When used herein, GPI refers to Graphic Packaging International, Inc. prior to December 29, 2017 and Graphic Packaging International, LLC after such date. As of December 29, 2017, GPI was wholly owned by Graphic Packaging International Partners, LLC, which was in turn wholly-owned by GPI Holding III, LLC, a limited liability company that is classified as a partnership for U.S. Federal income tax purposes. GPI Holding III, LLC is a wholly-owned indirect subsidiary of GPHC.

Acquisitions and Dispositions

2017

On December 1, 2017, the Company acquired the assets of Seydaco Packaging Corp. and its affiliates National Carton and Coating Co., and Groupe Ecco Boites Pliantes Ltée (collectively, "Seydaco"), a folding carton producer focused on the foodservice, food, personal care, and household goods markets. The acquisition includes three folding carton facilities located in Mississauga, Ontario, St.-Hyacinthe, Québec, and Xenia, Ohio.

On December 1, 2017, the Company closed its coated recycled paperboard mill in Santa Clara, California. This decision was made as a result of a thorough assessment of the facility's manufacturing capabilities and associated costs in the context of the Company's overall mill operating capabilities and cost structure.

On October 4, 2017, the Company acquired Norgraft Packaging, S.A. ("Norgraft"), a leading folding carton producer in Spain focused on the food and household goods markets. The acquisition includes two folding carton facilities located in Miliaño and Requejada, Spain.

On July 10, 2017, the Company acquired substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc. (collectively, "Carton Craft"). The acquisition includes two folding carton facilities located in New Albany, Indiana, focused on the production of paperboard-based air filter frames and folding cartons.

The Seydaco, Norgraft, and Carton Craft transactions are referred to collectively as the "2017 Acquisitions." Seydaco and Carton Craft are included in the Americas Paperboard Packaging Segment. Norgraft is included in the Europe Paperboard Packaging Segment.

2016

On April 29, 2016, the Company acquired Colorpak Limited ("Colorpak"), a leading folding carton supplier in Australia and New Zealand. Colorpak operates three folding carton facilities that convert paperboard into folding cartons for the food, beverage and consumer product markets. The folding carton facilities are located in Melbourne and Sydney, Australia and Auckland, New Zealand.

On March 31, 2016, the Company acquired substantially all the assets of Metro Packaging & Imaging, Inc. ("Metro"), a single converting facility located in Wayne, New Jersey.

On February 16, 2016, the Company acquired Walter G. Anderson, Inc. ("WG Anderson"), a folding carton manufacturer with a focus on store branded food and consumer product markets. WG Anderson operates two sheet-fed folding carton facilities located in Hamel, Minnesota and Newton, Iowa.

On January 5, 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"). The acquisition included two folding carton facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage, and consumer product markets.

The Colorpak, Metro, WG Anderson and G-Box transactions are referred to collectively as the "2016 Acquisitions." Metro, WG Anderson and G-Box are included in the Americas Paperboard Packaging Segment. Colorpak is included in Corporate/Other/Eliminations.

2015

On October 1, 2015, the Company acquired the folding carton assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), a folding carton producer with a strong regional presence in the food, craft beer and other consumer product markets.

On February 4, 2015, the Company acquired certain assets of Cascades' Norampac Division ("Cascades") in Canada. Cascades primarily services the food and beverage markets and operates three folding carton converting facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp ("TMP") mill located in Jonquière, Quebec and a coated-recycled board mill located in East Angus, Quebec. The Jonquière mill was closed in the third quarter of 2015.

On January 2, 2015, the Company acquired Rose City Printing and Packaging Inc. ("Rose City"). Rose City services food and beverage markets and operates two folding carton facilities located in Gresham, OR and Vancouver, WA.

The Carded, Cascades, and Rose City transactions are included in the Americas Paperboard Packaging Segment.

Capital Allocation Plan

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

During 2017, the Company repurchased 4.5 million shares, or approximately $58 million, of its common stock at an average price of $13.08, including 1.4 million shares repurchased under the 2015 share repurchase program thereby completing that program. During 2016, the Company repurchased 13.2 million shares, or approximately $169 million, of its common stock at an average price of $12.77. During 2015, the Company repurchased 4.6 million shares, or approximately $63 million, at an average price of $13.60.

At December 31, 2017, the Company had approximately $210 million remaining under the 2017 share repurchase program.

During 2017 and 2016, the Company paid cash dividends of $93.4 million and $64.4 million, respectively.

Products

The Company reports its results in three segments:

Paperboard Mills includes the six North American paperboard mills which produce primarily CUK and CRB. The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers.

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

Paperboard Packaging

The Company’s paperboard packaging products deliver brand, marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery, dispensing of product and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness and wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases, as well as enhanced microwave heating performance.

The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, energy drinks, teas, water and juices;

•	food, including cereal, desserts, frozen, refrigerated and microwavable foods and pet foods;

•	prepared foods, including snacks, quick-serve foods for restaurants and food service products;

•	household products, including dishwasher and laundry detergent, health care and beauty aids, and tissues and papers; and

•	air filter frames.

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

Paperboard Mills and Folding Carton Facilities

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

Below is the production at each of the Company’s paperboard mills during 2017:

Location	Product	# of Machines	2017 Net Tons Produced
West Monroe, LA	CUK	2	827,147
Macon, GA	CUK	2	695,577
Kalamazoo, MI	CRB	2	483,848
Battle Creek, MI	CRB	2	210,307
Middletown, OH	CRB	1	172,686
Santa Clara, CA (a)	CRB	1	132,124
East Angus, Québec	CRB	1	93,012
West Monroe, LA	Corrugated Medium	1	124,322

(a)	Mill closed December 1, 2017 and is classified as an Asset Held for Sale.

The Company consumes most of its coated board output in its carton converting operations, which is an integral part of the customer value proposition. In 2017, approximately 86% of mill production of CUK and CRB was consumed internally.

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

During 2017, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. The Company and WestRock Company ("WestRock") are the two major CUK producers in the U.S. Internationally, The Klabin Company in Brazil and Stora Enso in Sweden produce similar grades of paperboard.

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

Raw Materials

The paperboard packaging produced by the Company comes from pine trees and recycled fibers. Pine pulpwood, paper and recycled fibers (including DLK, OCC and ONP) and energy used in the manufacture of paperboard, as well as poly sheeting, plastic resins and various chemicals used in the coating of paperboard, represent the largest components of the Company’s variable costs of paperboard production.

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

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH and East Angus, Quebec mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to pay lower prices for its recycled fiber needs given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2017 or 2016.

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

Patents and Trademarks

As of December 31, 2017, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 2,200 U.S. and foreign patents, with more than 600 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Fridge Vendor™, IntegraPak™, MicroFlex-Q™ , MicroRite™, Quilt Wave™, Qwik Crisp™, Tite-Pak™, and Z-Flute™. The Company takes significant steps to protect its intellectual property and proprietary rights.

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

As of December 31, 2017, the Company had approximately 13,000 employees worldwide, of which approximately 45% were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2017, 399 of the Company’s employees were working under expired contracts, which are currently being negotiated, and 1,602 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

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

The Company did not have material capital expenditures for environmental control or compliance in 2017.

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

Limitations on the availability of, and increases in, the costs of raw materials, including secondary fiber, petroleum-based materials, energy, wood, transportation and other necessary goods and services, could have an adverse effect on the Company's financial results. Because negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

The Company has made a significant number of acquisitions in recent years. The Company's ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings or synergies and expected operating results within a reasonable period of time, is an important factor in the Company's future growth. If the Company is unable to realize the expected revenue and cash flow growth and other benefits from its acquisitions, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business.

Integration of the Consumer Packaging Combination will be complex, costly and time-consuming, and the anticipated benefits from the combined business may take longer to realize than expected or may not be realized at all.

The Company's ability to realize the anticipated benefits from the Consumer Packaging Combination will depend, to a large extent, on its ability to integrate the businesses of legacy GPI and IP. The combination of two independent businesses is a complex, costly and time-consuming process and there can be no assurance that the Company will be able to successfully integrate the businesses, or if such integration is successfully accomplished, that such integration will not be more costly or take longer than presently contemplated. In addition, the Company's ability to realize the expected synergies and benefits from the combined business is dependent upon the ability to complete the timely integration of operations and information technology systems, controls, procedures and policies and to preserve important customer and supplier relationships during the transition. If the Company cannot successfully integrate and manage the combined business and achieve the anticipated benefits from the combined business, the combination could have a material adverse effect on the Company's share price, business, cash flows, results of operations and financial position.

The Company is relying on IP to provide a wide range of services required to operate the combined business under a Transition Services Agreement ("TSA") and such reliance may continue for an extended period.

During the integration of the Consumer Packaging Combination, the Company will be dependent on IP to continue to perform elements of such critical functions as information technology, finance, logistics and operations for parts of the IP business under a TSA. Operating under a TSA exposes the Company to risks that the costs of operating the combined business may be greater than planned, that the services provided will not meet the requirements in an effective manner and that the Company may not be able to maintain appropriate controls while operating under the TSA. In addition, if the Company cannot integrate systems and operations, the Company may need to operate under the TSA for longer than expected.

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

The Company has converting plants in 11 countries outside of the U.S. and sells its products worldwide. For 2017, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 17% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. At December 31, 2017, approximately 22% of its total assets were denominated in currencies other than the U.S. dollar.

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

Increased cyber-security threats also pose a potential risk to the security of the Company’s information technology systems, as well as the confidentiality, integrity and availability of data stored on those systems. Any breach could result in disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or financial information. Such events could cause damage to the Company’s reputation and result in significant recovery or remediation costs, which may adversely impact results of operations.

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

As of December 31, 2017, the Company had an aggregate principal amount of $2,287.0 million of outstanding debt. Subsequent to December 31, 2017, in connection with the consummation of the Consumer Packaging Combination, GPI entered into a Third Amended and Restated Credit Agreement dated as of January 1, 2018 (the “Amended and Restated Credit Agreement”). There were no additional borrowings under the Amended and Restated Credit Agreement in connection with the consummation of the Consumer Packaging Combination. However, GPI entered into an Amended and Restated Credit Agreement dated as of January 1, 2018 and effective as of January 8, 2018 (the “Term Loan Credit Agreement”) by which GPI assumed a $660.0 million term loan previously incurred by IP. See Note 19 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Because of the Company's debt level, a portion of its cash flows from operations are dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Amended and Restated Credit Agreement, Term Loan Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, and 4.125% Senior Notes due 2024 (the “Indentures”) may prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), the incurrence of liens, payment of dividends, share repurchases, the making of acquisitions and other investments and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

As of December 31, 2017, approximately 45% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased interest rates.

The Company's pension plans are currently underfunded, and the Company may be required to make cash payments to the plans, reducing the cash available for its business.

The Company's cash flows may be adversely impacted by the Company's pension funding obligations. The Company's pension funding obligations are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. The Company has unfunded obligations of $26.4 million under its domestic and foreign defined benefit pension plans. The funded status of these plans is dependent upon various factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine the pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available to the Company for other purposes.

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

Location	Related Products or Use of Facility
Mills:
Battle Creek, MI	CRB
East Angus, Québec	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Santa Clara, CA(a)	CRB
West Monroe, LA	CUK; Corrugated Medium; Research and Development

Other:
Atlanta, GA(b)	Headquarters, Research and Development, Packaging Machinery and Design
Concord, NH(b)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(b)	Research and Development

North American Converting Plants:		International Converting Plants:
Atlanta, GA(b)	New Albany, IN (c)	Auckland, New Zealand(b)
Carol Stream, IL	Newton, IA	Bremen, Germany(b)
Centralia, IL	North Portland, OR	Bristol, United Kingdom
Charlotte, NC	Oroville, CA(b)	Coalville, United Kingdom(b)
Cobourg, Ontario(b)	Pacific, MO	Gateshead, United Kingdom(b)
Elk Grove, IL (b)(c)	Perry, GA	Hoogerheide, Netherlands
Fort Smith, AR (c)	Queretaro, Mexico(b)	Newcastle Upon Tyne, United Kingdom(b)
Gordonsville, TN(b)	Solon, OH	Igualada, Spain
Gresham, OR(b)	Staunton, VA	Jundiai, Sao Paulo, Brazil
Hamel, MN	St.-Hyacinthe, Québec(b)	Leeds, United Kingdom
Irvine, CA	Tijuana, Mexico(b)	Masnieres, France(b)
Kalamazoo, MI	Tuscaloosa, AL	Melbourne, Australia(b)
Kendallville, IN	Vancouver, WA(b)	Miliaño, Spain
Lawrenceburg, TN	Valley Forge, PA	Portlaoise, Ireland(b)
Lumberton, NC	Wayne, NJ	Requejada, Spain
Marion, OH	Wausau, WI	Sneek, Netherlands
Menasha, WI(d)	West Monroe, LA (c)	Sydney, Australia(b)
Mississauga, Ontario(b)(c)	Xenia, OH(b)
Mitchell, SD	Winnipeg, Manitoba
Monterrey, Mexico(b)

Note:

(a)	Mill closed December 1, 2017 and is classified as an Asset Held for Sale.
(b)	Leased facility.
(c)	Multiple facilities in this location.
(d)	Facility closed during 2016 and is classified as an Asset Held for Sale.

ITEM 3.	LEGAL PROCEEDINGS

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

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2017.

Michael P. Doss, 51, is the President and Chief Executive Officer of Graphic Packaging Holding Company. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of Graphic Packaging Holding Company. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to March 10, 2008, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Stephen R. Scherger, 53, is the Senior Vice President and Chief Financial Officer of Graphic Packaging Holding Company. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President - Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined Graphic Packaging Holding Company in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and CFO, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, CFO Beverage Packaging and other executive-level positions.

Carla J. Chaney, 47, is the Senior Vice President, Human Resources of Graphic Packaging Holding Company, a position she has held since July 15, 2013. Ms. Chaney joined Graphic Packaging Holding Company from Exide Technologies. Ms. Chaney was with Exide Technologies from February 2012 to July 2013 and served most recently as Executive Vice President, Human Resources and Communications. Prior to Exide Technologies, Ms. Chaney held a variety of leadership roles with Newell Rubbermaid, Inc. from 2004 to 2011, including Group Vice President, Human Resources for the Home & Family business segment, Regional Vice President, Human Resources, EMEA; Corporate Vice President, Global Organization and People Development; and Vice President, Human Resources, Culinary Lifestyles Business. Ms. Chaney also worked for Georgia-Pacific from 1992 to 2004.

Alan R. Nichols, 55, is the Senior Vice President, Mills Division of Graphic Packaging Holding Company. He served as Vice President, Mills from August 2008 until March 2009. From March 2008 until August 2008, Mr. Nichols was Vice President, CRB Mills. Prior to the Altivity Transaction, Mr. Nichols served as Vice President, CRB Mills for Altivity Packaging, LLC from February 2007 until March 2008 and was the Division Manufacturing Manager, Mills for Altivity Packaging and the Consumer Products Division of Smurfit-Stone Container Corporation from August 2005 to February 2007. From February 2001 until August 2005, Mr. Nichols was the General Manager of the Wabash Mill for Smurfit-Stone.

Spencer H. Maurer, 48, is the Senior Vice President, Americas Foodservice of Graphic Packaging Holding Company. Prior to December 8, 2017, Mr. Maurer served as Senior Vice President, Supply Chain of Graphic Packaging Holding Company. Prior to January 1, 2017, Mr. Maurer had served as Vice President, Supply Chain of GPI since January 1, 2013. From December 1, 2009 until December 31, 2012, Mr. Maurer was the Vice President, Procurement of GPI. Prior to December 2009, Mr. Maurer held numerous positions with increasing responsibility including: Plant Manager, Golden, CO from 2006 until 2009; Production Manager, Kalamazoo, MI in 2005; Director of Environmental Services for Commercial Operations from 2003 until 2004; Director of Environmental, Health and Safety from 1998 until 2002; and numerous positions in the Environmental, Health and Safety area with James River Corporation and Fort James Corporation (predecessors of GPI) from 1992 until 1998.

Lauren S. Tashma, 51, is the Senior Vice President, General Counsel and Secretary of Graphic Packaging Holding Company, serving in this position since February 2014.  Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., where she led the legal, compliance and EHS functions.  Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Hilde Van Moeseke, 47, is the Senior Vice President & President, Europe, Middle East and Africa of Graphic Packaging Holding Company. From January 2017 to July 1, 2017, Ms. Van Moeseke served as Vice President, Finance Europe and Interim EMEA Leader of GPI. From July 2015 until January 2017, Ms. Van Moeseke was the Vice President, Finance Europe of GPI. Ms. Van Moeseke joined the Company in January 2014 as Director Controlling and was promoted to Director, Finance Europe in July 2014. Prior to January 2014, Ms. Van Moeseke held the position of Group Controller, Project Management, Shared Service Center and Accounting at Azelis Corporate Services S.A. for two years. She has also worked for the Walt Disney Company in Europe for six years in the positions of Director Finance and Controllership, Director Regional Studio Controllership, Regional Studio Controllership and Senior Manager.

Joseph P. Yost, 50, is the Senior Vice President, and President, Americas of Graphic Packaging Holding Company. Prior to January 5, 2017, Mr. Yost served as Senior Vice President, Global Beverage and Europe from September 1, 2015 to January 4, 2017, Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support, Consumer Packaging for GPI. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with GPI and from 2000 to 2003 with Graphic Packaging Corporation; Manager, Operations Planning and Analysis, Consumer Products Division from 1999 to 2000 with Graphic Packaging Corporation; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share and dividend per share declared in each quarter of 2017 and 2016 are as follows:

	Common Stock Market Price
	High	Low	Dividends Declared
2017
First Quarter	$13.85	$12.00	$0.075
Second Quarter	14.18	12.68	0.075
Third Quarter	13.98	12.65	0.075
Fourth Quarter	15.85	13.94	0.075
2016
First Quarter	$13.36	$10.71	$0.050
Second Quarter	13.71	11.95	0.050
Third Quarter	14.70	12.19	0.050
Fourth Quarter	14.09	12.24	0.075

During 2017 and 2016, the Company paid cash dividends of $93.4 million and $64.4 million, respectively.

GPHC depends on GPI for cash to pay dividends.  Unless GPHC receives dividends, distributions or transfers from its subsidiaries, it cannot pay cash dividends on its common stock, because it has no independent operations.  Such dividends, distributions or transfers from GPHC’s subsidiaries may be restricted because the terms of the GPI’s debt agreements and indentures limit its ability to make such payments to the Company. See "Item 1A-Risk Factors" and Note - 5 in the Notes to Consolidated Financial Statements in "Item 8-Financial Statements and Supplementary Data."

On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During 2017, the Company repurchased approximately 4.5 million shares, at a price of approximately $58 million, at an average price of $13.08, including 1.4 million shares repurchased under the 2015 share repurchase program, which completed that program. During 2016, the Company repurchased approximately 13.2 million shares, or approximately $169 million, under the 2015 share repurchase program at an average price of $12.77.

On February 5, 2018, there were 1,328 stockholders of record and approximately 26,400 beneficial holders of GPHC’s common stock.

During the fourth quarter of 2017, the Company did not repurchase any shares of its common stock. As of December 31, 2017, 22.3 million shares had been repurchased as part of the share repurchase programs described above. The maximum number of shares that may be purchased under the 2017 share repurchase program in the future is 13.6 million based on the closing price of the Company's common stock as of December 29, 2017.

There were no sales of unregistered securities of the Company during 2017.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of the Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2012 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Graphic Packaging Holding Company	$100.00	$148.61	$210.84	$201.51	$199.40	$252.40
S&P 500 Stock Index	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Container & Packaging Index	100.00	140.71	161.42	154.47	183.90	218.88

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

		Year Ended December 31,
In millions, except per share amounts	2017	2016	2015	2014	2013
Statement of Operations Data:
Net Sales	$4,403.7	$4,298.1	$4,160.2	$4,240.5	$4,478.1
Income from Operations	342.7	396.0	427.1	227.8	341.6
Net Income	300.2	228.0	230.1	89.0	146.7
Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	0.7	(0.1)
Net Income Attributable Graphic Packaging Holding Company	300.2	228.0	230.1	89.7	146.6

Net Income Attributable to Graphic Packaging Holding Company Per Share Basis:
Basic	$0.97	$0.71	$0.70	$0.27	$0.42
Diluted	$0.96	$0.71	$0.70	$0.27	$0.42

Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$67.4	$59.1	$54.9	$81.6	$52.2
Total Assets	4,863.0	4,603.4	4,256.1	4,137.6	4,373.1
Total Debt	2,274.5	2,151.9	1,875.5	1,957.7	2,238.3
Total Equity	1,291.9	1,056.5	1,101.7	1,012.3	1,062.3

Additional Data:
Depreciation and Amortization	$330.3	$299.3	$280.5	$270.0	$277.4
Capital Spending, including Packaging Machinery	260.1	294.6	244.1	201.4	209.2
Dividends Declared per Share	0.30	0.225	0.20	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company’s past performance, financial condition and prospects. The following will be discussed and analyzed:

Overview of Business
Overview of 2017 Results
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

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and folding carton assets; (iii) to develop and market innovative, sustainable products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business and Results of Operations

Impact of Inflation/Deflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased year over year by $95.8 million in 2017 and increased year over year by $25.0 million in 2016. The higher costs in 2017 were primarily due to secondary fiber ($40.1 million), labor and benefits ($22.5 million), freight ($15.6 million), chemicals ($14.3 million) and other costs, net ($3.3 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2018. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company has expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services.

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

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board, CRB and other paper substrates such as solid bleached sulfate ("SBS") and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

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

Debt Obligations. The Company had an aggregate principal amount of $2,287.0 million of outstanding debt obligations as of December 31, 2017. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Amended and Restated Credit Agreement, the Term Loan Credit Agreement and the Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations.

•
Net Sales in 2017 increased by $105.6 million or 2.5%, to $4,403.7 million from $4,298.1 million in 2016 primarily due to the acquisitions discussed below and increased volume, partially offset by lower selling prices and unfavorable foreign currency exchange rates.

•
Income from Operations in 2017 decreased by $53.3 million or 13.5%, to $342.7 million from $396.0 million in 2016 due to higher inflation including secondary fiber, the lower selling prices and the unfavorable foreign currency exchange rates. These decreases were partially offset by the acquisitions and cost savings through continuous improvement and other programs.

Acquisitions and Dispositions

•
On December 1, 2017, the Company acquired the assets of Seydaco Packaging Corp. and its affiliates National Carton and Coating Co., and Groupe Ecco Boites Pliantes Ltée (collectively, "Seydaco"), a folding carton producer focused on the foodservice, food, personal care, and household goods markets. The acquisition includes three folding carton facilities located in Mississauga, Ontario, St.-Hyacinthe, Québec, and Xenia, Ohio.

•
On December 1, 2017, the Company closed its coated recycled paperboard mill in Santa Clara, California. This decision was made as a result of a thorough assessment of the facility's manufacturing capabilities and associated costs in the context of the Company's overall mill operating capabilities and cost structure.

•
On October 24, 2017, the Company announced that it would combine its business with IP's North American Consumer Packaging business. The Company will own 79.5% of the subsidiary that owns GPI and will be the sole operator of such subsidiary and the business of GPI. See Note 19 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data."

•
On October 4, 2017, the Company acquired Norgraft Packaging, S.A. ("Norgraft"), a leading folding carton producer in Spain focused on the food and household goods markets. The acquisition includes two folding carton facilities located in Miliaño and Requejada, Spain.

•
On July 10, 2017, the Company acquired substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc (collectively, "Carton Craft"). The acquisition includes two folding carton facilities located in New Albany, Indiana, focused on the production of paperboard based air filter frames and folding cartons.

The Seydaco, Norgraft, and Carton Craft transactions are referred to collectively as the "2017 Acquisitions."

•
During 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"), Walter G. Anderson, Inc., ("WG Anderson"), Metro Packaging & Imaging, Inc. ("Metro"), and Colorpak Limited ("Colorpak"). These transactions are referred to collectively as the "2016 Acquisitions."

Capital Allocations

•
On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During 2017, the Company repurchased 4.5 million shares, or approximately $58 million, at an aggregate average price of $13.08, including 1.4 million shares repurchased under the 2015 share repurchase program thereby completing that plan. At December 31, 2017, the Company had approximately $210 million remaining under the 2017 share repurchase program.

•	During 2017, the Company declared and paid cash dividends of $93.1 million and $93.4 million, respectively.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2017	2016	2015
Net Sales	$4,403.7	$4,298.1	$4,160.2
Income from Operations	$342.7	$396.0	$427.1
Interest Expense, Net	(89.7)	(76.6)	(67.8)
Income before Income Taxes and Equity Income of Unconsolidated Entity	$253.0	$319.4	$359.3
Income Tax Benefit (Expense)	45.5	(93.2)	(130.4)
Income before Equity Income of Unconsolidated Entity	$298.5	$226.2	$228.9
Equity Income of Unconsolidated Entity	1.7	1.8	1.2
Net Income	$300.2	$228.0	$230.1

2017 COMPARED WITH 2016

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2016	Price	Volume/Mix	Foreign Exchange	2017	Increase	Percent Change
Consolidated	$4,298.1	$(27.1)	$135.6	$(2.9)	$4,403.7	$105.6	2.5%

The Company's Net Sales in 2017 increased by $105.6 million or 2.5%, to $4,403.7 million from $4,298.1 million for the same period in 2016, due to Net Sales of $106.9 million from the 2017 Acquisitions and the 2016 Acquisitions and increased converting volume, including new product introductions. These increases were partially offset by lower selling prices and unfavorable currency exchange rates, primarily the British pound. Global beverage volume increased, while softness continued in certain consumer product markets (cereal and dry foods).

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2016	Price	Volume/Mix	Inflation	Foreign Exchange	Other (a)	2017	Decrease	Percent Change
Consolidated	$396.0	$(27.1)	$(0.8)	$(95.8)	$(3.0)	$73.4	$342.7	$(53.3)	(13.5)%

(a)	Includes the Company’s cost reduction initiatives, sales of assets, expenses related to acquisitions, integration activities, and shutdown costs.

The Company's Income from Operations for 2017 decreased $53.3 million or 13.5%, to $342.7 million from $396.0 million for the same period in 2016 due to higher inflation, including the impact of the hurricanes, the lower selling prices, and higher depreciation and amortization expense related to the acquisitions and the shutdown of Santa Clara. These decreases were partially offset by cost savings through continuous improvement and other programs, lower restricted stock unit expense and lower costs associated with acquisitions and integration. Inflation for 2017 increased primarily due to secondary fiber ($40.1 million), labor and benefits ($22.5 million), freight ($15.6 million), chemicals ($14.3 million) and other costs, net ($3.3 million).

Interest Expense, Net

Interest Expense, Net increased by $13.1 million to $89.7 million in 2017 from $76.6 million in 2016. Interest Expense, Net increased due primarily to higher average interest rates as compared to the same period in the prior year. As of December 31, 2017, approximately 45% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2017, the Company recognized Income Tax Benefit of $45.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $253.0 million. During 2016, the Company recognized Income Tax Expense of $93.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $319.4 million. The effective tax rate for 2017 is significantly different than the statutory rate primarily due to the effect of the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017. The Act significantly reduced U.S. federal corporate income tax rates which resulted in an income tax benefit in the current year of $156.3 million as a result of the remeasurement of the Company’s domestic net Deferred Tax Liabilities. In addition, the Act requires companies to record a one-time transition tax impact based on foreign earnings and profits which resulted in additional tax expense in the current year of $20.5 million.

The Company has available net operating losses ("NOLs") of approximately $327 million for U.S. federal income tax purposes which may be used to offset future taxable income. Based on these NOLs and other tax benefits as well as the impact of U.S. tax reform on projections of future taxable income, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2021.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $1.7 million in 2017 and $1.8 million in 2016 and is related to the Company’s equity investment in the joint venture, Rengo Riverwood Packaging, Ltd.

2016 COMPARED WITH 2015

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2015	Price	Volume/Mix	Foreign Exchange	2016	Increase	Percent Change
Consolidated	$4,160.2	$(33.8)	$219.2	$(47.5)	$4,298.1	$137.9	3.3%

The Company’s Net Sales in 2016 increased by $137.9 million, or 3.3% to $4,298.1 million from $4,160.2 million in 2015, primarily due to Net Sales of $280.7 million for the 2016 Acquisitions as well as the acquisition of Carded Graphics, LLC ("Carded") on October 1, 2015 and Cascades' Norampac Division ("Cascades") on February 5, 2015. Net sales were $74.5 million lower due to the closure or shutdown of certain assets in the latter part of 2015. Global beverage volumes were up modestly while softness continued for certain consumer products, including dry foods, frozen foods and cereal. Unfavorable exchange rates, primarily the British pound, and lower pricing also negatively impacted Net Sales.

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2015	Price	Volume/Mix	Inflation	Foreign Exchange	Other(a)	2016	Decrease	Percent Change
Consolidated	$427.1	$(33.8)	$(18.7)	$(25.0)	$(19.1)	$65.5	$396.0	$(31.1)	(7.3)%

(a)	Includes the Company’s cost reduction initiatives, sales of assets and expenses related to acquisitions, integration activities, and shutdown costs.

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

Segment Reporting

Effective January 5, 2017, the consumer product and beverage operating segments (previously aggregated into the Americas Paperboard Packaging reportable segment) were reorganized and combined into an Americas Converting operating segment (Americas Paperboard Packaging reportable segment). As part of this reorganization, Australia, which was previously included as part of the Americas Paperboard Packaging reportable segment, is now an operating segment and included in Corporate/Other/Elimination. Prior periods have been recast.

The Company has three reportable segments as follows:

Paperboard Mills includes the six North American paperboard mills which produce primarily CUK and CRB. The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represents the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Year Ended December 31,
In millions	2017	2016	2015
NET SALES:
Paperboard Mills	$399.7	$394.7	$480.5
Americas Paperboard Packaging	3,243.6	3,193.1	3,012.1
Europe Paperboard Packaging	593.1	569.9	603.9
Corporate/Other/Eliminations	167.3	140.4	63.7
Total	$4,403.7	$4,298.1	$4,160.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(35.0)	$(3.7)	$17.1
Americas Paperboard Packaging	358.2	409.0	395.2
Europe Paperboard Packaging	37.3	25.4	40.8
Corporate and Other(a)	(17.8)	(34.7)	(26.0)
Total	$342.7	$396.0	$427.1

(a)	Includes expenses related to acquisitions, integration activities and shutdown costs (excluding accelerated depreciation).

2017 COMPARED WITH 2016

Paperboard Mills - Net sales increased due to higher selling prices and favorable foreign currency exchange rates. Volume was flat for the year as increased CRB tons were offset by decreased CUK tons, due to internalization of tons related to the acquisitions.

Loss from Operations increased due to higher inflation, primarily secondary fiber ($46.5 million) and the accelerated depreciation of $16.3 million related to the shutdown of Santa Clara, partially offset by productivity improvements and the higher selling prices. During 2017 in West Monroe, LA, there was an approximate $14 million impact related to the second quarter maintenance cold outage and an approximate $18 million impact related to the first quarter planned downtime taken to upgrade a paper machine. During 2016, there was an approximate $15 million impact related to downtime taken in the second quarter to upgrade a paper machine in West Monroe, LA.

Americas Paperboard Packaging - Sales increased primarily due to the 2017 and 2016 Acquisitions, higher beverage volumes and new product introductions, partially offset by lower selling prices and lower volume for certain consumer products.

Income from Operations decreased due to higher inflation and the lower selling prices, partially offset by the acquisitions and cost savings through continuous improvement programs.

Europe Paperboard Packaging - Sales increased primarily due to the Norgraft acquisition and higher volume, primarily for convenience and beverage products, partially offset by unfavorable foreign currency exchange rates and lower pricing.

Income from Operations increased as a result of improved operating performance due to capital investments, other cost savings programs, and the higher volume, partially offset by the lower selling prices, higher inflation and unfavorable foreign currency exchange rates.

2016 COMPARED WITH 2015

Paperboard Mills - Net sales decreased $85.8 million primarily due to the third quarter of 2015 shutdown of the Jonquière, Quebec mill (part of the February 4, 2015 Cascades acquisition) and the October 2015 shut down of the kraft paper machine in West Monroe, LA of $74.5 million, as well as lower open market sales across all substrates. In addition, more tons were internalized due to the acquisitions.

Income from Operations decreased due to downtime taken to upgrade a paper machine at West Monroe, LA and higher inflation, partially offset by productivity improvements.

Americas Paperboard Packaging - Sales increased primarily due to Net Sales of $205.5 million for the 2016, Carded and Cascades acquisitions, higher global beverage volumes and new product introductions. These increases were partially offset by lower volume for certain consumer products and lower pricing.

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

Cash Flows

	Years Ended December 31,
In millions	2017	2016
Net Cash Provided by Operating Activities	$516.2	$641.4
Net Cash Used in Investing Activities	$(440.6)	$(632.5)
Net Cash Used In Financing Activities	$(69.8)	$(3.1)

Net cash provided by operating activities in 2017 totaled $516.2 million, compared to $641.4 million in 2016. The decrease was due primarily to lower operating results as discussed above. Pension contributions in 2017 were $119.1 million including an additional $75 million contribution made in the fourth quarter to the Company's U.S. defined benefit plan. This additional contribution will allow the Company to begin the process of settling pension liabilities through lump sum payments or the purchase of annuities. Pension contributions in 2016 were $51.4 million.

Net cash used in investing activities in 2017 totaled $440.6 million, compared to $632.5 million in 2016. Current year activities consisted primarily of capital spending of $260.1 million and $189.4 million for the 2017 Acquisitions, net of cash acquired. In the prior year, capital spending was $294.6 million and the Company paid $332.7 million, net of cash acquired, for the 2016 Acquisitions.

Net cash used in financing activities in 2017 totaled $69.8 million, compared to $3.1 million used in financing activities in 2016. Current year activities include net borrowings under revolving credit facilities of $112.1 million, primarily for the 2017 Acquisitions, additional pension contributions of $81.8 million, and payments on debt of $25.0 million. The Company also paid dividends of $93.4 million, repurchased $62.1 million of its common stock, and withheld $10.2 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year, the Company completed its debt offering of $300 million aggregate principal amount of 4.125% senior notes due 2024 in a registered public offering and used the net proceeds to repay a portion of its outstanding borrowings under its senior secured revolving credit facility. The Company also made net payments under revolving credit facilities of $35.8 million and payments on debt of $25.0 million. Additionally, the Company paid dividends of $64.4 million, repurchased $164.9 million of its common stock, and withheld $11.3 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

As of December 31, 2017, the Company had approximately $327 million of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

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
In addition to existing receivable sale programs from prior years, the Company entered into a receivable securitization agreement in the fourth quarter of 2017 to sell, on a revolving basis, certain trade accounts receivable to a third party financial institution (the “2017 Agreement”). The 2017 Agreement and existing agreements are referred to collectively as the "Agreements" and meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the FASB Codification. During 2017, under these Agreements, the Company sold and derecognized $1.8 billion of receivables, collected $1.6 billion on behalf of the financial institutions, and received funding of approximately $134 million by the financial institutions, resulting in deferred proceeds of approximately $102 million as of December 31, 2017. During 2016 under the Agreements, the Company sold and derecognized $1.3 billion of receivables, collected approximately $1.2 billion on behalf of the financial institutions, and received funding of approximately $116 million by the financial institutions, resulting in deferred proceeds of approximately $31 million as of December 31, 2016. Cash proceeds related to the sales are included in cash from operating activities on the Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Consolidated Statement of Operations.
The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2017 and 2016, the Company sold receivables of approximately $64 million and $66 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were approximately $583 million and $376 million as of December 31, 2017 and 2016, respectively.

Covenant Restrictions

Covenants contained in the Amended and Restated Credit Agreement, the Term Loan Credit Agreement and the Indentures may, among other things, limit the ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Amended and Restated Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Third Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on January 2, 2018.

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2017, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 3.01 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2017, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 8.66 to 1.00.

As of December 31, 2017, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in 2017 was $264.5 million ($260.1 million was paid), compared to $280.0 million ($294.6 million was paid) in 2016. During 2017, the Company had capital spending of $213.1 million for improving process capabilities, $32.2 million for capital spares and $19.2 million for manufacturing packaging machinery.

Environmental Matters

Some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate further investigation and may result in remediation at those facilities. The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable.

For further discussion of the Company’s environmental matters, see Note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2017 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$2,257.0	$59.1	$1,215.5	$676.0	$306.4
Operating Leases	171.4	42.9	60.5	41.7	26.3
Capital Leases	41.1	3.7	6.8	6.1	24.5
Interest Payable	322.7	102.4	134.1	60.4	25.8
Purchase Obligations (a)	667.7	151.8	129.4	75.9	310.6
Total Contractual Obligations (b)	$3,459.9	$359.9	$1,546.3	$860.1	$693.6

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

International Operations

For 2017, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 17% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2017, approximately 22% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the euro, British pound sterling, the Australian dollar, the Canadian dollar, the Mexico peso or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $44.9 million, which was recorded in Other Comprehensive (Loss) Income for the year ended December 31, 2017. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2018. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension income for defined benefit pension plans was $5.5 million in 2017 compared with pension expense of $22.4 million in 2016. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 5.79% and 5.90% in 2017 and 2016, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2017, the net actuarial loss was $267.1 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. For the largest plan, the actuarial loss is amortized over the average remaining life expectancy period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2017 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 3.49% and 4.01% in 2017 and 2016, respectively.

The Company’s pension expense is estimated to be approximately $3 million in 2018. The estimate is based on a weighted average expected long-term rate of return of 4.86%, a weighted average discount rate of 3.49% and other assumptions. Pension expense beyond 2018 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans. Beginning in 2016, the Company changed its methodology of calculating the service and interest cost components of pension expense from using a yield curve aggregate approach to using individual spot rates along the yield curve.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $41 thousand and the December 31, 2017 projected benefit obligation would increase approximately $33 million.

The fair value of assets in the Company’s plans was $1,340.7 million at December 31, 2017 and $1,115.6 million at December 31, 2016. The projected benefit obligations exceed the fair value of plan assets by $26.4 million and $163.4 million as of December 31,

2017 and 2016, respectively. The accumulated benefit obligation (“ABO”) exceeded plan assets by $18.7 million at the end of 2017. At the end of 2016, the ABO exceeded the fair value of plan assets by $154.4 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2017, the Company had six reporting units, four of which had goodwill.

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

The quantitative analysis involves calculating the fair value of each reporting unit by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

The Company performed its annual goodwill impairment tests as of October 1, 2017 and concluded that goodwill was not impaired.

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

As of December 31, 2017, the Company has recorded a valuation allowance of $51.5 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain state net operating loss carryforwards and federal capital loss carryforwards. As of December 31, 2016, a total valuation allowance of $45.5 million was recorded.

As of December 31, 2017, the Company has only provided for deferred U.S. income taxes attributable to future withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. The Company has not provided for deferred U.S. income taxes on any of its undistributed earnings in international subsidiaries because of the deemed taxation of all post-1986 earnings and profits required by the Act. In addition, the Company’s intention to indefinitely reinvest these earnings outside the U.S. remains unchanged, despite the effect of the Act. The determination of the amount of the unrecognized deferred U.S. income tax liability on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

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

BUSINESS OUTLOOK

Total capital investment for 2018 is expected to be approximately $380 million and is expected to relate principally to the Company’s process capability improvements (approximately $320 million), acquiring capital spares (approximately $50 million), and producing packaging machinery (approximately $10 million).

The Company also expects the following in 2018, subject to finalization of purchase accounting for the 2017 acquisitions and the Consumer Packaging Combination:

•	Depreciation and amortization expense between $430 million and $450 million, excluding approximately $6 million of pension amortization.

•	Interest expense of $125 million to $135 million, including approximately $6 million to $7 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Pension plan contributions of $5 million to $10 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2017, the Company had active interest rate swap agreements with a notional amount of $250 million which will mature on October 1, 2018.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$50.0	$200.8	$1.6	$425.4	$250.6	$306.4	$1,234.8	$1,284.0
Average Interest Rate	2.66%	2.65%	1.08%	4.75%	4.87%	4.06%
Variable Rate	$—	$994.0	$19.1	$—	$—	$—	$1,013.1	$1,015.1
Average Swap Rate is .8% — 1.4%	—	LIBOR + Spread	LIBOR + Spread	—	—	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2018	2019	2020	2021	2022	Thereafter	Total
Notional	$250.0	$—	$—	$—	$—	$—	$250.0
Average Pay Rate	1.16%	—	—	—	—	—	—
Average Receive Rate	1-Month LIBOR	—	—	—	—	—	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2017, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2017, when aggregated and measured in U.S. dollars at December 31, 2017 exchange rates, had net notional amounts totaling $90.1 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2017 and 2016, there were no amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2017 and 2016.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2017
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$16.0	$0.2
Weighted average contractual exchange rate	110.19
Receive $US/Pay Euro	$30.7	$(0.4)
Weighted average contractual exchange rate	1.20
Receive $US/Pay GBP	$19.4	$(0.3)
Weighted average contractual exchange rate	1.34

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2018. The carrying amount and fair value of the natural gas swap contracts is a net liability of $0.5 million as of December 31, 2017. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive (Loss), Income in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2017	2016	2015
Net Sales	$4,403.7	$4,298.1	$4,160.2
Cost of Sales	3,684.2	3,506.2	3,371.1
Selling, General and Administrative	342.7	355.7	347.7
Other Expense (Income), Net	3.0	3.1	(7.7)
Business Combinations and Shutdown and Other Special Charges, Net	31.1	37.1	22.0
Income from Operations	342.7	396.0	427.1
Interest Expense, Net	(89.7)	(76.6)	(67.8)
Income before Income Taxes and Equity Income of Unconsolidated Entity	253.0	319.4	359.3
Income Tax Benefit (Expense)	45.5	(93.2)	(130.4)
Income before Equity Income of Unconsolidated Entity	298.5	226.2	228.9
Equity Income of Unconsolidated Entity	1.7	1.8	1.2
Net Income	$300.2	$228.0	$230.1

Net Income Per Share — Basic	$0.97	$0.71	$0.70
Net Income Per Share — Diluted	$0.96	$0.71	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In millions	2017	2016	2015
Net Income	$300.2	$228.0	$230.1
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	(4.9)	13.0	(0.7)
Pension and Postretirement Benefit Plans	8.8	4.0	26.8
Currency Translation Adjustment	44.9	(58.9)	(37.2)
Total Other Comprehensive Income (Loss), Net of Tax	48.8	(41.9)	(11.1)
Total Comprehensive Income	$349.0	$186.1	$219.0

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share amounts	2017	2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$67.4	$59.1
Receivables, Net	422.8	426.8
Inventories, Net	634.0	582.9
Other Current Assets	45.7	46.1
Total Current Assets	1,169.9	1,114.9
Property, Plant and Equipment, Net	1,867.2	1,751.9
Goodwill	1,323.0	1,260.3
Intangible Assets, Net	436.5	445.3
Other Assets	66.4	31.0
Total Assets	$4,863.0	$4,603.4

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$61.3	$63.4
Accounts Payable	516.5	466.5
Compensation and Employee Benefits	113.4	107.3
Interest Payable	14.9	15.4
Other Accrued Liabilities	145.3	127.2
Total Current Liabilities	851.4	779.8
Long-Term Debt	2,213.2	2,088.5
Deferred Income Tax Liabilities	321.8	408.0
Accrued Pension and Postretirement Benefits	80.0	202.5
Other Noncurrent Liabilities	104.7	68.1

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 309,715,624 and 313,533,785 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3.1	3.1
Capital in Excess of Par Value	1,683.6	1,709.0
Accumulated Deficit	(56.0)	(268.0)
Accumulated Other Comprehensive Loss	(338.8)	(387.6)
Total Shareholders' Equity	1,291.9	1,056.5
Total Liabilities and Shareholders' Equity	$4,863.0	$4,603.4

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value
In millions, except share amounts	Shares	Amount		Accumulated Deficit		Total Equity
Balances at December 31, 2014	327,044,500	$3.3	$1,796.5	$(452.9)	$(334.6)	$1,012.3
Net Income	—	—	—	230.1	—	230.1
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(0.7)	(0.7)
Pension and Postretirement Benefit Plans	—	—	—	—	26.8	26.8
Currency Translation Adjustment	—	—	—	—	(37.2)	(37.2)
Repurchase of Common Stock	(4,625,211)	(0.1)	(24.4)	(38.5)	—	(63.0)
Dividends Declared	—	—	—	(65.5)	—	(65.5)
Recognition of Stock-Based Compensation	—	—	(1.1)	—	—	(1.1)
Issuance of Shares for Stock-Based Awards	2,269,428	—	—	—	—	—
Balances at December 31, 2015	324,688,717	$3.2	$1,771.0	$(326.8)	$(345.7)	$1,101.7
Net Income	—	—	—	228.0	—	228.0
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	13.0	13.0
Pension and Postretirement Benefit Plans	—	—	—	—	4.0	4.0
Currency Translation Adjustment	—	—	—	—	(58.9)	(58.9)
Repurchase of Common Stock(a)	(13,202,425)	(0.1)	(71.2)	(97.5)	—	(168.8)
Dividends Declared	—	—	—	(71.7)	—	(71.7)
Recognition of Stock-Based Compensation	—	—	9.2	—	—	9.2
Issuance of Shares for Stock-Based Awards	1,659,493	—	—	—	—	—
Balances at December 31, 2016	313,145,785	$3.1	$1,709.0	$(268.0)	$(387.6)	$1,056.5
Net Income	—	—	—	300.2	—	300.2
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(4.9)	(4.9)
Pension and Postretirement Benefit Plans	—	—	—	—	8.8	8.8
Currency Translation Adjustment	—	—	—	—	44.9	44.9
Repurchase of Common Stock	(4,462,263)	—	(24.2)	(34.2)	—	(58.4)
Dividends Declared	—	—	—	(93.1)	—	(93.1)
Pre-2017 Excess Tax Benefit related to Share-Based Payments	—	—	—	39.1	—	39.1
Recognition of Stock-Based Compensation	—	—	(1.2)	—	—	(1.2)
Issuance of Shares for Stock-Based Awards	1,032,102	—	—	—	—	—
Balances at December 31, 2017	309,715,624	$3.1	$1,683.6	$(56.0)	$(338.8)	$1,291.9
(a) Includes 388,000 shares repurchased but not settled as of December 31, 2016.

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$300.2	$228.0	$230.1

Non-cash Items Included in Net Income:
Depreciation and Amortization	330.3	299.3	280.5
Amortization of Deferred Debt Issuance Costs	5.1	4.8	4.1
Deferred Income Taxes	(54.0)	76.7	110.0
Amount of Postretirement Expense Less Than Funding	(127.1)	(31.3)	(39.4)
(Gain) Loss on the Sale of Assets, net	(3.7)	—	1.9
Other, Net	2.0	25.4	21.0
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 3)	63.4	38.5	(19.0)
Net Cash Provided by Operating Activities	516.2	641.4	589.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(240.9)	(278.6)	(228.9)
Packaging Machinery Spending	(19.2)	(16.0)	(15.2)
Acquisition of Businesses, Net of Cash Acquired	(189.4)	(332.7)	(163.2)
Proceeds Received from Sale of Assets, Net of Selling Costs	7.9	—	—
Other, Net	1.0	(5.2)	7.5
Net Cash Used in Investing Activities	(440.6)	(632.5)	(399.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(62.1)	(164.9)	(63.0)
Payments on Debt	(25.0)	(25.0)	(25.0)
Proceeds from Issuance of Debt	—	300.0	—
Borrowings under Revolving Credit Facilities	1,202.9	1,200.0	903.0
Payments on Revolving Credit Facilities	(1,090.8)	(1,235.8)	(953.8)
Debt Issuance Costs	—	(5.3)	—
Repurchase of Common Stock related to Share-Based Payments	(10.2)	(11.3)	(21.5)
Dividends Paid	(93.4)	(64.4)	(49.3)
Other, Net	8.8	3.6	(1.3)
Net Cash Used In Financing Activities	(69.8)	(3.1)	(210.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.5	(1.6)	(5.2)
Net (Decrease) Increase in Cash and Cash Equivalents	8.3	4.2	(26.7)
Cash and Cash Equivalents at Beginning of Year	59.1	54.9	81.6
CASH AND CASH EQUIVALENTS AT END OF YEAR	$67.4	$59.1	$54.9

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage and other consumer products companies. The Company operates on a global basis and is one of the largest producers of folding cartons in the United States ("U.S.") and holds leading market positions in coated unbleached kraft paperboard (“CUK”) and coated-recycled paperboard (“CRB”).

The Company’s customers include many of the world's most widely recognized companies and brands with prominent market positions in beverage, food and other consumer products. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to quality and service.

In preparation for the combination of the Company's existing businesses with the North America Consumer Packaging business of International Paper Company ("IP") as described in Note 19 - Subsequent Events, on December 29, 2017, Graphic Packaging International, Inc., the primary operating subsidiary of GPHC, underwent a statutory conversion and became a Delaware limited liability company. As a result, Graphic Packaging International, Inc.'s name changed to Graphic Packaging International, LLC ("GPI"). When used herein, GPI refers to Graphic Packaging International, Inc. prior to December 29, 2017 and Graphic Packaging International, LLC after such date. As of December 29, 2017, GPI was wholly owned by Graphic Packaging International Partners, LLC, which was in turn wholly-owned by GPI Holding III, LLC, a limited liability company that is classified as a partnership for U.S. Federal income tax purposes. GPI Holding III, LLC is a wholly-owned indirect subsidiary of GPHC.

GPHC conducts no significant business and has no independent assets or operations other than its ownership of all of GPI's membership interest.

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

The Company has entered into agreements for the purchasing and servicing of receivables to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC"). During 2017, the Company sold and derecognized $1.8 billion of receivables, collected $1.6 billion on behalf of the financial institutions, and received funding of approximately $134 million by the financial institutions, resulting in deferred proceeds of approximately $102 million as of December 31, 2017. During 2016, the Company sold and derecognized $1.3 billion of receivables, collected approximately $1.2 billion on behalf of the financial institutions, and received funding of approximately $116 million by the financial institutions, resulting in deferred proceeds of approximately $31 million as of December 31, 2016. Cash proceeds related to the sales are included in cash from operating activities on the Consolidated Statements of Cash Flows in the Changes in Operating Assets and Liabilities line item. The loss on sale is not material and is included in Other Expense (Income), Net line item on the Consolidated Statement of Operations.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2017 and 2016, the Company sold receivables of approximately $64 million and $66 million respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $583 million and $376 million as of December 31, 2017 and 2016, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. As of and for the years ended December 31, 2017 and 2016, no customer accounted for more than 10% of net sales.

Inventories

Inventories are stated at the lower of cost and net realizable value with cost determined principally by the first-in, first-out (“FIFO”) basis. Average cost basis is used to determine the cost of supply inventories and certain raw materials. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $1.2 million, $1.3 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company assesses its long-lived assets, including certain identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. To analyze recoverability, the Company

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Depreciation expense, including the depreciation expense of assets under capital leases, for 2017, 2016 and 2015 was $268.5 million, $240.0 million and $227.6 million, respectively.

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

Goodwill is the Company’s only intangible asset not subject to amortization. The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization expense as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$786.9	$(377.2)	$409.7	$736.0	$(321.0)	$415.0
Patents, Trademarks, Licenses, and Leases	130.2	(103.4)	26.8	125.1	(94.8)	30.3
Total	$917.1	$(480.6)	$436.5	$861.1	$(415.8)	$445.3

The Company recorded amortization expense for the years ended December 31, 2017, 2016 and 2015 of $61.8 million,
$59.3 million and $52.9 million, respectively. The Company expects amortization expense for the next five consecutive years to be as follows: $62 million, $60 million, $54 million, $50 million, and $45 million.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including future cash flows, and market data and analysis, including market capitalization. The assumptions used are based on what a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. As a result of its testing of goodwill as of October 1, 2017, the Company concluded goodwill was not impaired.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Mills	Americas Paperboard Packaging	Europe Paperboard Packaging	Corporate/Other(a)	Total
Balance at December 31, 2015	$408.5	$698.3	$61.0	$—	$1,167.8
Acquisition of Businesses	—	98.8	—	14.1	112.9
Foreign Currency Effects	—	(7.7)	(12.0)	(0.7)	(20.4)
Balance at December 31, 2016	$408.5	$789.4	$49.0	$13.4	$1,260.3
Acquisition of Businesses	—	51.4	6.3	(2.3)	55.4
Reallocation of Goodwill	—	(4.0)	—	4.0	—
Foreign Currency Effects	—	2.2	4.2	0.9	7.3
Balance at December 31, 2017	$408.5	$839.0	$59.5	$16.0	$1,323.0

(a)	Includes Australia operating segment.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2017, 2016 and 2015 were $14.4 million, $14.9 million and $13.8 million, respectively.

Business Combinations and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Consolidated Statements of Operations as of December 31:

In millions	2017	2016	2015
Net Charges Associated with Business Combinations	$16.2	$21.2	$14.0
Shutdown and Other Special Charges	18.6	15.9	6.1
(Gain) Loss on Sale of Assets	(3.7)	—	1.9
Total	$31.1	$37.1	$22.0

2017

On December 1, 2017, the Company acquired the assets of Seydaco Packaging Corp. and its affiliates National Carton and Coating Co., and Groupe Ecco Boites Pliantes Ltée (collectively, "Seydaco"), a folding carton producer focused on the foodservice, food, personal care, and household goods markets. The acquisition includes three folding carton facilities located in Mississauga, Ontario, St.-Hyacinthe, Québec, and Xenia, Ohio.

On December 1, 2017, the Company closed its coated recycled paperboard mill in Santa Clara, California. This decision was made as a result of a thorough assessment of the facility's manufacturing capabilities and associated costs in the context of the Company's overall mill operating capabilities and cost structure. The financial impact is reflected in Shutdown and Other Special Charges in the table above.

On October 4, 2017, the Company acquired Norgraft Packaging, S.A., ("Norgraft"), a leading folding carton producer in Spain focused on the food and household goods markets. The acquisition includes two folding carton facilities located in Miliaño and Requejada, Spain.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 10, 2017, the Company acquired substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc (collectively, "Carton Craft"). The acquisition includes two folding carton facilities located in New Albany, Indiana, focused on the production of paperboard based air filter frames and folding cartons.

The Seydaco, Norgraft, and Carton Craft transactions are referred to collectively as the "2017 Acquisitions." Seydaco and Carton Craft are included in the Americas Paperboard Packaging Segment. Norgraft is included in the Europe Paperboard Packaging Segment.

The Company completed the sale of its Renton, WA facility which was classified as Asset Held for Sale on December 31, 2016. The financial impact is reflected in (Gain) Loss on Sale of Assets in the table above.

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

On March 31, 2016, the Company acquired substantially all of the assets of Metro Packaging & Imaging, Inc. ("Metro"), a single folding carton facility located in Wayne, New Jersey.

On February 16, 2016, the Company acquired Walter G. Anderson, Inc., ("WG Anderson") a folding carton manufacturer with a focus on store branded food and consumer product markets. WG Anderson operates two sheet-fed folding carton facilities located in Hamel, Minnesota and Newton, Iowa.

On January 5, 2016, the Company acquired G-Box, S.A. de C.V., ("G-Box"). The acquisition includes two folding carton facilities located in Monterrey, Mexico and Tijuana, Mexico that service the food, beverage and consumer product markets.

2015

On October 1, 2015, the Company acquired the folding carton assets of Staunton, VA-based Carded Graphics, LLC. ("Carded"), a folding carton producer with a strong regional presence in the food, craft beer and other consumer product markets.

On February 4, 2015, the Company acquired certain assets of Cascades' Norampac Division ("Cascades") in Canada. Cascades services the food and beverage markets and operates three folding carton facilities located in Cobourg, Ontario, Mississauga, Ontario and Winnipeg, Manitoba along with a thermo mechanical pulp mill located in Jonquière, Quebec and a coated recycled board mill located in East Angus, Quebec. The Jonquière mill was shutdown in the third quarter of 2015.

On January 2, 2015, the Company acquired Rose City Printing and Packaging Inc. ("Rose City"). Rose City services food and beverage markets and operates two folding carton facilities located in Gresham, OR and Vancouver, WA.

As also disclosed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, the Company acquired Rose City, Cascades and Carded and are included in the Americas Paperboard Packaging Segment.

Charges associated with all acquisitions are included in Net Charges Associated with Business Combinations in the table above. For more information regarding these acquisitions see Note 4 - Acquisitions.

Capital Allocation Plan

On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to repurchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program").

During 2017, the Company repurchased 4.5 million shares, or approximately $58 million, of its common stock at an average price of $13.08, including 1.4 million shares repurchased under the 2015 share repurchase program thereby completing that program. During 2016, the Company repurchased 13.2 million shares, or approximately $169 million, of its common stock at

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

an average price of $12.77. During 2015, the Company repurchased 4.6 million shares, or approximately $63 million at an average price of $13.60.

At December 31, 2017, the Company had approximately $210 million remaining under the 2017 share repurchase program.

During 2017 and 2016, the Company paid cash dividends of $93.4 million and $64.4 million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard but not before the original effective date of December 15, 2016, and can be applied using a full retrospective or modified retrospective approach. The Company is adopting this standard in the first quarter of fiscal 2018 and will use the modified retrospective approach. The Company formed an implementation team including representatives from finance, sales, and legal to assist in the assessment and implementation of this standard. The Company considered whether the adoption may require acceleration of revenue for products produced by the Company without an alternative use and when the Company would have a legally enforceable right of payment. Based on the Company's contract review, relevant laws, and other procedures, the Company concluded an enforceable right of payment does not exist because the Company is only entitled to cost for unclaimed cartons should a customer terminate without cause; therefore acceleration of revenue is not required. The Company is continuing its evaluation of all other aspects of the standard, and currently does not believe the adoption of the standard will have a material impact on the Company's financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2.	SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2017	2016
Trade	$279.2	$370.0
Less: Allowance	(7.2)	(6.7)
	272.0	363.3
Other (a)	150.8	63.5
Total	$422.8	$426.8

(a)
Includes a receivable of approximately $102 million and $31 million for 2017 and 2016, respectively, from the financial institution under the purchasing and servicing of receivables agreements, which is a Level 3 fair value measurement.

Inventories, Net by major class:

In millions	2017	2016
Finished Goods	$240.5	$238.3
Work in Progress	74.1	73.5
Raw Materials	229.4	187.2
Supplies	90.0	83.9
Total	$634.0	$582.9

Other Current Assets:

In millions	2017	2016
Prepaid Assets	$34.3	$34.1
Assets Held for Sale	10.2	5.0
Fair Value of Derivatives, current portion	1.2	7.0
Total	$45.7	$46.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net:

In millions	2017	2016
Property, Plant and Equipment, at Cost:
Land and Improvements	$106.2	$105.9
Buildings	431.9	404.1
Machinery and Equipment (a)	4,384.5	4,137.0
Construction-in-Progress	151.0	106.4
	5,073.6	4,753.4
Less: Accumulated Depreciation (a)	(3,206.4)	(3,001.5)
Total	$1,867.2	$1,751.9

(a)
Includes gross assets under capital lease of $39.7 million and related accumulated depreciation of $7.4 million as of December 31, 2017 and gross assets under capital lease of $25.6 million and related accumulated depreciation of $5.0 million as of December 31, 2016.

Other Assets:

In millions	2017	2016
Deferred Debt Issuance Costs, Net of Amortization of $10.9 million and $9.3 million for 2017 and 2016, respectively	$2.9	$4.5
Deferred Income Tax Assets	6.8	3.2
Pension Assets	20.4	3.0
Fair Value of Derivatives, noncurrent portion	—	0.7
Other	36.3	19.6
Total	$66.4	$31.0

Other Accrued Liabilities:

In millions	2017	2016
Dividends Payable	$23.3	$23.6
Deferred Revenue	11.6	11.4
Accrued Customer Rebates	15.5	8.0
Fair Value of Derivatives, current portion	1.2	0.8
Other Accrued Taxes	29.8	22.3
Accrued Payables	25.7	10.8
Other	38.2	50.3
Total	$145.3	$127.2

Other Noncurrent Liabilities:

In millions	2017	2016
Deferred Revenue	$6.6	$6.7
Multi-employer Plans	29.0	30.4
Workers Compensation Reserve	10.9	10.7
Accrued Build-to-Suit Obligation	35.8	—
Other	22.4	20.3
Total	$104.7	$68.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Provided by (Used In) Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions:

In millions	2017	2016	2015
Receivables, Net	$49.9	$25.5	$(1.5)
Inventories, Net	(6.5)	10.5	(19.7)
Prepaid Expenses	0.8	(1.2)	0.1
Other Assets	(32.8)	8.5	(12.4)
Accounts Payable	27.0	4.3	12.7
Compensation and Employee Benefits	3.5	(21.7)	(1.9)
Income Taxes	2.3	1.7	0.9
Interest Payable	(1.7)	5.0	(1.1)
Other Accrued Liabilities	6.7	12.8	(3.9)
Other Noncurrent Liabilities	14.2	(6.9)	7.8
Total	$63.4	$38.5	$(19.0)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2017	2016	2015
Interest	$81.8	$64.9	$60.9
Income Taxes	$15.9	$14.5	$11.2

NOTE 4.	ACQUISITIONS

As disclosed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, the Company acquired Seydaco, Norgraft and Carton Craft which are referred to collectively as the "2017 Acquisitions." Seydaco and Carton Craft are included in the Americas Paperboard Packaging segment. Norgraft is included in the Europe Paperboard Packaging Segment.

The Company paid approximately $189 million, net of cash acquired, for the 2017 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $14 million. The acquisition accounting for the 2017 Acquisitions is preliminarily based on the estimated fair values as of the purchase dates and is subject to adjustments in subsequent periods once the third party valuations are completed. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisitions were made to continue to expand its product offering, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company expects that the goodwill related to Seydaco and Carton Craft will be deductible for tax purposes. The preliminary acquisition accounting for the 2017 Acquisitions is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$191.0	$1.5	$192.5
Assumed Debt	14.0	—	14.0
Total Purchase Consideration	$205.0	$1.5	$206.5

Cash and Cash Equivalents	$3.1	$—	$3.1
Receivables, Net	25.9	—	25.9
Inventories, Net	29.9	1.1	31.0
Property, Plant and Equipment, Net	32.6	21.9	54.5
Intangible Assets, Net(a)	—	43.3	43.3
Other Assets	0.5	—	0.5
Total Assets Acquired	92.0	66.3	158.3
Current Liabilities	3.7	—	3.7
Pension and Postretirement Benefits	0.5	—	0.5
Deferred Tax Liabilities	—	4.6	4.6
Other Noncurrent Liabilities	0.7	—	0.7
Total Liabilities Assumed	4.9	4.6	9.5
Net Assets Acquired	87.1	61.7	148.8
Goodwill	117.9	(60.2)	57.7
Total Estimated Fair Value of Net Assets Acquired	$205.0	$1.5	$206.5

(a)	The weighted average life of Intangibles, Net, is 18 years. The Intangible Assets, Net were valued using the income approach and are a Level 3 fair value measurement.

During 2017, Net Sales and Income from Operations for the 2017 Acquisitions were $44.5 million and $1.5 million, respectively.

As also disclosed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, during 2016, the Company acquired Colorpak, Metro, WG Anderson and G-Box for approximately $333 million. The acquisitions are referred to collectively as the "2016 Acquisitions" and the acquisition accounting has been finalized.

NOTE 5.	DEBT

Short-Term Debt is comprised of the following:

In millions	2017	2016
Short Term Borrowings	$9.1	$37.1
Current Portion of Capital Lease Obligations	2.2	1.3
Current Portion of Long-Term Debt	50.0	25.0
Total	$61.3	$63.4

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2017 and 2016 was 6.1% and 3.2%, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt is comprised of the following:

In millions	2017	2016
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.19%, payable in 2024	$300.0	$300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.93%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.78%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.84% at December 31, 2017) payable through 2019	925.0	950.0
Senior Secured Revolving Credit Facilities with interest payable at floating rates (2.55% at December 31, 2017) payable in 2019	319.0	184.8
Capital Lease Obligations	30.0	17.9
Other	28.9	3.0
Total Long-Term Debt	2,277.9	2,130.7
Less: Current Portion	52.2	26.3
	2,225.7	2,104.4
Less: Unamortized Deferred Debt Issuance Costs	12.5	15.9
Total	$2,213.2	$2,088.5

Long-Term Debt maturities (excluding capital leases) are as follows:

In millions
2018	$50.0
2019	1,194.8
2020	20.7
2021	425.4
2022	250.6
After 2022	306.4
Total	$2,247.9

Senior Notes

During August 2016, the Company completed the issuance and sale of $300 million aggregate principal amount of 4.125% Notes due 2024. In connection with the new notes, the Company recorded deferred financing cost of approximately $5.4 million.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facilities

The following describes the Senior Secured Term Loan and Revolving Credit Facilities:

Date	Document(a)(b)	Provision	Expiration
March 2012	Amended and Restated Credit Agreement
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

(b) On January 1, 2018, the Company entered into a Third Amended and Restated Credit Agreement that increased the commitment and drawn balance of the domestic revolving credit facility by $200 million and reduced the term loan by $125 million. The rate is LIBOR plus variable spread (between 125 basis points and 200 basis points) depending on consolidated total leverage ratio. The maturity date has been extended to January 2023. The Third Amended and Restated Credit Agreement was filed as an exhibit to the Company's Form 8-K filed on January 2, 2018. In addition to the Amended and Restated Credit Agreement, the Company assumed debt of $660.0 million as described in Note 19 - Subsequent Events.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2017, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility (a)	$1,250.0	$218.8	$1,010.6
Senior Secured International Revolving Credit Facilities	188.1	100.2	87.9
Other International Facilities	67.5	38.0	29.5
Total	$1,505.6	$357.0	$1,128.0

(a)
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $20.6 million as of December 31, 2017. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire throughout 2018 unless extended.

The Amended and Restated Credit Agreement, the Term Loan Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2017, the Company was in compliance with the covenants in the Amended and Restated Credit Agreement, the Term Loan Credit Agreement and the Indentures.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Data concerning RSUs and stock awards granted in the years ended December 31:

	2017	2016	2015
RSUs — Employees	1,547,049	1,891,335	1,751,823
Weighted-average grant date fair value	$13.35	$11.20	$13.28
Stock Awards — Board of Directors	65,520	59,880	54,120
Weighted-average grant date fair value	$13.43	$13.36	$14.78

A summary of the changes in the number of unvested RSUs from December 31, 2014 to December 31, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2014	7,613,698	$7.20
Granted	1,751,823	13.28
Released	(3,657,373)	5.45
Forfeited	(268,560)	9.32
Outstanding — December 31, 2015	5,439,588	$10.22
Granted	1,891,335	11.20
Released	(2,596,292)	7.29
Forfeited	(66,956)	12.74
Outstanding — December 31, 2016	4,667,675	$12.21
Granted	1,547,049	13.35
Released	(1,720,327)	10.05
Forfeited	(622,463)	13.13
Outstanding — December 31, 2017	3,871,934	$13.10

The initial value of the RSUs is based on the market value of the Company’s common stock on the date of grant. RSUs are recorded in Stockholders' Equity. The unrecognized expense at December 31, 2017 is approximately $22 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2017, 2016, and 2015, $8.9 million, $20.2 million and $20.4 million, respectively, were charged to compensation expense for stock incentive plans.

During 2017, 2016, and 2015, RSUs with an aggregate fair value of $23.2 million, $32.0 million and $56.1 million, respectively, vested and were paid out. The RSUs vested and paid out in 2017 were granted primarily during 2014.

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

During the fourth quarter of 2017, the Company made an additional $75 million contribution to its U.S. defined benefit plan.  Since this plan is closed and mostly frozen, the Company has hedged a significant portion of the liabilities.  This additional contribution will allow the Company to begin the process of settling these liabilities through lump sum payments or the purchase of annuities.

The Company, also in the fourth quarter of 2017, made an additional contribution of $6.8 million to its U.K. defined benefit plan and will continue de-risking that plan.

During the fourth quarter of 2015, the Company partially settled obligations of certain of its defined benefit pension plans through lump sum payments to certain term-vested employees who were not currently receiving a monthly benefit. Term-vested employees whose future pension benefits were above an established threshold had the option to either accept the lump sum offer or continue to be entitled to their future monthly benefit. The impact of acceptance reduced the projected benefit obligation by $34.7 million and required cash payments from existing plan assets of $34.6 million.
During 2015, the Company settled obligations of a defined benefit plan associated with the Brampton, Ontario facility which was closed. The settlements resulted from lump sum payments to plan participants or the purchase of annuities.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2017	2016	2015	2017	2016	2015
Components of Net Periodic Cost:
Service Cost	$8.2	$10.0	$12.8	$0.8	$0.8	$1.0
Interest Cost	42.6	43.8	54.8	1.3	1.3	1.7
Expected Return on Plan Assets	(64.1)	(61.3)	(74.4)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.5	0.8	0.7	(0.3)	(0.2)	(0.3)
Actuarial Loss (Gain)	6.5	27.3	19.7	(2.1)	(2.1)	(1.6)
Net Curtailment/Settlement Loss	—	1.0	1.5	—	—	—
Other	0.8	0.8	0.9	—	—	—
Net Periodic (Benefit) Cost	$(5.5)	$22.4	$16.0	$(0.3)	$(0.2)	$0.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Weighted Average Assumptions:
Discount Rate	4.01%	4.41%	4.02%	4.10%	4.29%	3.95%
Rate of Increase in Future Compensation Levels	1.45%	1.49%	1.45%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	5.79%	5.90%	6.81%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	7.45%	7.80%	7.38%
Ultimate Health Care Cost Trend Rate	—	—	—	4.50%	4.50%	4.96%
Ultimate Year	—	—	—	2024	2024	2036

For the largest plan, the actuarial loss is amortized over the average remaining life expectancy period of employees expected to receive benefits.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,279.0	$1,239.0	$40.6	$40.8
Service Cost	8.2	10.0	0.8	0.8
Interest Cost	42.6	43.8	1.3	1.3
Actuarial Loss (Gain)	76.4	79.3	(3.4)	(0.7)
Foreign Currency Exchange	22.9	(36.0)	0.1	0.1
Settlement/Curtailment (Gain)	(0.2)	(3.8)	—	0.3
Benefits Paid	(62.7)	(58.4)	(2.2)	(2.1)
Acquisition	—	4.1	—	—
Other	0.9	1.0	0.1	0.1
Benefit Obligation at End of Year	$1,367.1	$1,279.0	$37.3	$40.6

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,115.6	$1,038.9	$—	$—
Actual Return on Plan Assets	147.1	116.3	—	—
Employer Contributions	119.1	51.4	2.2	2.1
Foreign Currency Exchange	21.6	(34.6)	—	—
Benefits Paid	(62.7)	(58.4)	(2.2)	(2.1)
Acquisition	—	4.8	—	—
Settlements	—	(2.9)	—	—
Other	—	0.1	—	—
Fair Value of Plan Assets at End of Year	$1,340.7	$1,115.6	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(26.4)	$(163.4)	$(37.3)	$(40.6)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$20.4	$3.0	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(1.7)	$(1.7)	$(2.4)	$(2.8)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(45.1)	$(164.7)	$(34.9)	$(37.8)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$267.1	$277.8	$(20.1)	$(18.7)
Prior Service Cost (Credit)	$0.7	$1.3	$(0.8)	$(1.1)
Weighted Average Calculations:
Discount Rate	3.49%	4.01%	3.64%	4.10%
Rates of Increase in Future Compensation Levels	2.09%	1.45%	—	—
Initial Health Care Cost Trend Rate	—	—	9.00%	7.45%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	4.50%
Ultimate Year	—	—	2027	2024

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,359.4 million and $1,270.0 million at December 31, 2017 and 2016, respectively. There are two plans where the ABO and projected benefit obligation ("PBO") exceed plan assets. The aggregate ABO, PBO and fair value of plan assets for these plans are $37.4 million, $38.2 million and $25.9 million, respectively.

Employer Contributions

The Company made contributions of $119.1 million and $51.4 million to its pension plans during 2017 and 2016, respectively. The Company also made postretirement health care benefit payments of $2.2 million and $2.1 million during 2017 and 2016, respectively. For 2018, the Company expects to make contributions of $10 to $15 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2017 and 2016, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2017	2016
Cash	—%	2.4%	1.3%
Equity Securities	46.6	11.2	40.0
Fixed Income Securities	53.4	82.7	53.9
Other Investments	—	3.7	4.8
Total	100.0%	100.0%	100.0%

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

In 2016, the Company implemented a de-risking or liability driven investment strategy for its U.S. pension plans.  This strategy moved assets from return seeking (equities) to investments that mirror the underlying benefit obligations (fixed income).  The allocation of equities and fixed income changed from 45% and 55% at December 31, 2016, to 10% and 90% at December 31, 2017.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$32.2	$0.3	$31.9	$—
Equity Securities:
Domestic (a)	140.5	4.1	136.4	—
Foreign (a)	9.1	5.8	3.3	—
Fixed Income Securities (a)	1,108.6	16.1	1,092.5	—
Other Investments:
Real estate	10.4	9.6	—	0.8
Diversified growth fund (b)	39.9	—	39.9	—
Total	$1,340.7	$35.9	$1,304.0	$0.8

	Fair Value Measurements at December 31, 2016
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$14.5	$0.3	$14.2	$—
Equity Securities:
Domestic (a)	340.2	68.7	271.5	—
Foreign (a)	107.0	55.5	51.5	—
Fixed Income Securities (a)	600.8	194.6	406.2	—
Other Investments:
Real estate	14.8	14.8	—	—
Diversified growth fund (b)	38.3	—	38.3	—
Total	$1,115.6	$333.9	$781.7	$—

(a)	The Level 2 investments are held in pooled funds and fair value is determined by net asset value, based on the underlying investments, as reported on the valuation date.

(b)	The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five year horizon.

A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2017	2016
Balance at January 1,	$—	$35.9
Transfers (Out) In	0.8	(35.9)
Return on Assets Held at December 31	—	—
Balance at December 31,	$0.8	$—

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2017 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Cost Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.1	$(0.1)
Effect on Year-End Postretirement Benefit Obligation	$1.9	$(1.6)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2027:

In millions	Pension Plans	Postretirement Health Care Benefits
2018	$67.1	$2.4
2019	69.1	2.4
2020	71.7	2.7
2021	74.4	2.7
2022	76.7	2.9
2023— 2027	405.2	13.4

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2018

During 2018, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits
Recognition of Prior Service Cost	$0.4	$(0.3)
Recognition of Actuarial Loss (Gain)	5.6	(1.8)

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2017 and 2016 was $2.3 million and $2.7 million, respectively.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. At December 31, 2017, and December 31, 2016, the Company has $29.0 million and $30.4 million, respectively, recorded in Other Noncurrent Liabilities for these withdrawal liabilities which represents the Company's best estimate of the expected withdrawal liability.

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

The Company's participation in these plans for the year ended December 31, 2017, 2016 and 2015 is shown in the table below:

		Pension Protection Act Zone Status			Company Contributions (in millions)
Multi-employer Pension Fund	EIN/Pension Plan Number	2017	2016	FIP/RP Status Implemented	2017	2016	2015	Surcharge Imposed	Expiration Date of Bargaining Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2018
PACE Industry Union - Management Pension Fund(a)	11-6166763/001	Red	Red	Yes	0.1	0.1	—	Yes	6/15/2018
Western Conference of Teamsters Pension Trust - Northwest Area(b)	91-6145047/001	Green	Green	No	—	—	0.1	No	4/30/2017
Graphic Communications Conference of International Brotherhood of Teamster Pension Fund(a)	52-6118568/001	Red	Red	Yes	0.3	0.2	—	Yes	5/01/2019
Total					$0.5	$0.4	$0.2
(a) In 2016, the WG Anderson acquisition included facilities with these plans.
(b) The facility associated with this plan was closed in 2016.

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2017 and 2016 is for the plan's year-end at December 31, 2016 and December 31, 2015, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2017, 2016 and 2015 were $37.7 million, $34.7 million and $29.0 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8.	INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2017	2016	2015
U.S.	$227.5	$290.0	$307.6
International	25.5	29.4	51.7
Income before Income Taxes and Equity Income of Unconsolidated Entity	$253.0	$319.4	$359.3

The provisions for Income Tax Benefit (Expense) on Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2017	2016	2015
Current Benefit (Expense):
U.S.	$0.7	$(5.1)	$(7.9)
International	(9.2)	(11.4)	(12.5)
Total Current	$(8.5)	$(16.5)	$(20.4)

Deferred Benefit (Expense):
U.S.	51.0	(78.8)	(110.6)
International	3.0	2.1	0.6
Total Deferred	$54.0	$(76.7)	$(110.0)
Income Tax Benefit (Expense)	$45.5	$(93.2)	$(130.4)

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity at the federal statutory rate of 35% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2017	Percent	2016	Percent	2015	Percent
Income Tax Expense at U.S. Statutory Rate	$(88.5)	35.0%	$(111.8)	35.0%	$(125.8)	35.0%
U.S. State and Local Tax Expense	(8.7)	3.4	(10.0)	3.2	(11.4)	3.2
IRS Agreement	—	—	22.8	(7.2)	—	—
Permanent Items	(2.7)	1.0	(1.3)	0.5	1.7	(0.5)
U.S. Tax Reform	138.0	(54.5)	—	—	—	—
Change in Valuation Allowance due to Tax Reform	(2.0)	0.8	—	—	—	—
Change in Valuation Allowance	(3.5)	1.4	0.5	(0.2)	1.8	(0.5)
International Tax Rate Differences	3.2	(1.3)	1.8	(0.6)	2.4	(0.7)
Foreign Withholding Tax	(0.4)	0.2	(0.2)	0.1	(0.2)	0.1
Change in Tax Rates	(3.0)	1.2	0.2	(0.1)	1.0	(0.3)
U.S. Federal & State Tax Credits	10.2	(4.0)	3.5	(1.1)	5.5	(1.5)
Uncertain Tax Positions	(0.3)	0.1	1.2	(0.4)	(3.7)	1.0
Other	3.2	(1.3)	0.1	—	(1.7)	0.5
Income Tax Benefit (Expense)	$45.5	(18.0)%	$(93.2)	29.2%	$(130.4)	36.3%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

U.S. Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company recognized a provisional net tax benefit of $136.0 million, which is included as a component of income tax expense from continuing operations.

Provisional Amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, which is generally 21%. The Company also remeasured the state rate at which certain deferred tax assets and liabilities are expected to reverse in the future associated with the reduction in the future federal benefit from state deferred tax assets and liabilities from 35% to 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was a tax benefit of $156.3 million, including the remeasurement of its federal valuation allowance.

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability for all of its foreign subsidiaries resulting in an increase in income tax expense of $20.5 million. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

The Company has not provided for any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. In addition, the Company is still evaluating the impact of the one-time transition tax on the outside basis differences and cumulative temporary differences inherent in these subsidiaries as of December 31, 2017 and as a result, it is not practicable to provide the amount of any cumulative temporary differences related to unrecorded differences. The Company has adjusted the existing deferred tax liability it previously recorded associated with the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. resulting in a provisional income tax benefit of $1.7 million. The remaining deferred tax liability recorded relates to future withholding tax expense attributable to the remaining outside basis difference.

The Company has not yet made a policy election with respect to its treatment of potential global intangible low-taxed income (“GILTI”). Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the Act associated with GILTI and the expected impact of GILTI on the Company in the future.

State tax effects: As noted above, the Company remeasured certain deferred tax assets and liabilities to account for the reduction in the future federal benefit from state deferred tax assets and liabilities. In addition, the Company reassessed its previous determination of the realizability of certain state deferred tax assets based on whether or not the state’s currently enacted legislation adopts the changes made by the Act. As a result of a reduction in projected future taxable income associated with certain state’s adoption of federal tax reform, the Company has increased its valuation allowance against certain state deferred tax assets resulting in expense of $0.9 million.

Other Federal effects: As a result of the Act, the corporate alternative minimum tax ("AMT") was repealed. In addition, taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over multiple years from 2018 to 2022. However, AMT transactions, including refunds, are subject to sequestration by the Office of Management Budget. As a result, the Company has reclassed its AMT credit carryforward to a non-current federal income tax receivable and reduced the estimated refund to account for the effects of the sequester. This provisional adjustment resulted in additional tax expense of $0.6 million.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Effective Tax Rate Differences

During 2017, the Company claimed U.S. federal and state tax credits associated with various investments made by the Company in previous years, in addition to claiming U.S. federal and state research and development ("R&D") tax credits. The Company claimed U.S. federal R&D and investment tax credits of $5.2 million, excluding reductions for uncertain tax positions, and U.S. state R&D and investment tax credits of $5.0 million. Of the total state tax credits claimed in 2017, $4.3 million was reduced for uncertain tax positions or by a valuation allowance.

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

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2017	2016
Deferred Income Tax Assets:
Compensation Based Accruals	$16.5	$20.1
Net Operating Loss Carryforwards	114.9	165.3
Postretirement Benefits	25.6	88.0
Tax Credits	17.6	35.3
Other	45.9	55.4
Valuation Allowance	(51.5)	(45.5)
Total Deferred Income Tax Assets	$169.0	$318.6
Deferred Income Tax Liabilities:
Property, Plant and Equipment	(219.8)	(334.6)
Goodwill	(192.0)	(284.5)
Other Intangibles	(68.7)	(99.6)
Other	(3.5)	(4.7)
Net Noncurrent Deferred Income Tax Liabilities	$(484.0)	$(723.4)
Net Deferred Income Tax Liability	$(315.0)	$(404.8)

The Company has total deferred income tax assets, excluding valuation allowance, of $220.5 million and $364.1 million as of December 31, 2017 and 2016, respectively. The Company has total deferred income tax liabilities of $484.0 million and $723.4 million as of December 31, 2017 and 2016, respectively.
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
The Company reviewed its deferred income tax assets as of December 31, 2017 and 2016, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $51.5 million and $45.5 million at December 31, 2017 and 2016, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2017, $31.3 million relates to net deferred tax assets in certain foreign jurisdictions, $3.3 million relates to a deferred tax asset related to a U.S. federal capital loss carryforward, $11.9 million relates to tax credit carryforwards in certain states, and the remaining $5.0 million relates to net operating losses and other deferred tax assets in certain U.S. states. The need for a valuation allowance is made on a jurisdiction-

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

by-jurisdiction basis. As of December 31, 2017, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the net deferred income tax assets related primarily to the Company’s Brazil, China, France and Germany operations as well as the Company's previously discontinued Canadian operations.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2017, 2016, and 2015, respectively:

	December 31,
In millions	2017	2016	2015
Balance Beginning of Period	$45.5	$44.8	$53.6
Charges to Costs and Expenses	5.5	1.2	—
Additions (Deductions)	0.5	(0.5)	(8.8)
Balance at End of Period	$51.5	$45.5	$44.8

The U.S. federal net operating loss carryforwards expire as follows:

In millions
2024	$84.0
2026	22.9
2027	93.0
2028	12.1
2029	114.6
Total	$326.6

The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) during the first quarter of 2017 and recorded additional federal and state net operating losses of approximately $107 million that were generated through excess tax benefit deductions claimed on the Company’s 2011-2016 U.S. federal income tax returns and were previously prohibited from being recognized. The Company recognized the cumulative federal and state income tax effects of these previously unrecognized net operating losses in accumulated deficit in accordance with ASU 2016-09.
U.S. state net operating loss carryforward amounts total $243.9 million and expire in various years through 2037.

International net operating loss carryforward amounts total $117.8 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $17.6 million which expire in various years from 2019 through 2037.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2017	2016
Balance at January 1,	$10.1	$9.1
Additions for Tax Positions of Current Year	0.6	1.5
Additions for Tax Positions of Prior Years	0.7	1.1
Reductions for Tax Positions of Prior Years	(0.9)	(1.6)
Balance at December 31,	$10.5	$10.1

At December 31, 2017, $10.5 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an accrual for the payment of interest and penalties of $0.1 million and $0.1 million at December 31, 2017 and 2016, respectively.

The Company anticipates that $0.1 million of the total unrecognized tax benefits at December 31, 2017 could change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2014 or non-U.S. income tax examinations for years before 2008.

NOTE 9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swaps, and forward foreign exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. These changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility.

The following table summarizes the Company's current interest rate swap positions for each period presented as of December 31, 2017:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/01/2017	10/01/2018	$250.0	1.16%

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Income (Loss). Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During 2017 and 2016, there were no amounts of ineffectiveness. During 2017 and 2016, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company enters into natural gas swaps to hedge prices for a designated percentage of its expected natural gas usage. The Company has hedged a portion of its expected usage for 2018. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Income (Loss), and the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contract’s change in fair value, if any, would be recognized immediately in earnings.

During 2017 and 2016, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Risk

The Company enters into forward foreign exchange contracts, designated as cash flow hedges, to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other Expense (Income), Net or Net Sales, when appropriate.

At December 31, 2017 and 2016, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2017 and 2016, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2017 and 2016, had notional amounts totaling $66.1 million and $55.9 million, respectively.

No amounts were reclassified to earnings during 2017 and 2016 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2017 and 2016.

Derivatives not Designated as Hedges

The Company enters into forward foreign exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2017 and 2016, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2017 and 2016, when aggregated and measured in U.S. dollars at exchange rates at December 31, 2017 and 2016, respectively, had net notional amounts totaling $90.1 million and $68.1 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on these accounts receivable.

Foreign Currency Movement Effect

For the year ended December 31, 2017 and 2016, net currency exchange losses included in determining Income from Operations were $3.1 million and $4.8 million, respectively. For the year ended December 31, 2015, net currency exchange gains included in determining Income from Operations was $4.7 million.

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

Fair Value of Financial Instruments

As of December 31, 2017 and 2016, the Company had a gross derivative liability of $1.2 million and $0.8 million respectively, and a gross derivative asset of $1.2 million and $7.7 million respectively, related to interest rate, foreign currency and commodity contracts.

As of December 31, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at December 31, 2017 and 2016 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,299.1 million and $2,132.7 million, as compared to the carrying amounts of $2,247.9 million and $2,112.8 million. The fair value of the Company's Long-Term Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2017 and 2016 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations (Effective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)		Location in Statement of Operations (Ineffective Portion)	Amount of Loss (Gain) Recognized in Statement of Operations (Effective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
In millions	2017	2016		2017	2016		2017	2016
Commodity Contracts	$3.6	$(5.0)	Cost of Sales	$(1.2)	$12.5	Cost of Sales	$(0.1)	$(0.1)
Foreign Currency Contracts	3.1	(1.4)	Other Income, Net	(0.3)	0.5	Other Income, Net	—	—
Interest Rate Swap Agreements	(1.0)	0.4	Interest Expense, Net	(0.6)	2.0	Interest Expense, Net	—	—
Total	$5.7	$(6.0)		$(2.1)	$15.0		$(0.1)	$(0.1)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 is as follows:

In millions		2017	2016
Foreign Currency Contracts	Other Expense, Net	$9.7	$3.3

Accumulated Derivative Instruments Income (Loss)

The following is a rollforward of pre-tax Accumulated Derivative Instruments Income (Loss) which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2017	2016	2015
Balance at January 1	$7.5	$(13.5)	$(12.5)
Reclassification to earnings	(2.1)	15.0	11.7
Current period change in fair value	(5.7)	6.0	(12.7)
Balance at December 31	$(0.3)	$7.5	$(13.5)

At December 31, 2017, the Company expects to reclassify $0.2 million of pre-tax gains in the next twelve months from Accumulated Other Comprehensive (Loss) Income to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 11.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of Accumulated Other Comprehensive (Loss) Income are as follows:

	Year Ended December 31,
	2017			2016			2015
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments (Loss) Gain	$(7.8)	$2.9	$(4.9)	$21.0	$(8.0)	$13.0	$(1.0)	$0.3	$(0.7)
Pension and Postretirement Benefit Plans	12.3	(3.5)	8.8	7.9	(3.9)	4.0	40.0	(13.2)	26.8
Currency Translation Adjustment	44.9	—	44.9	(58.9)	—	(58.9)	(37.2)	—	(37.2)
Other Comprehensive Income (Loss)	$49.4	$(0.6)	$48.8	$(30.0)	$(11.9)	$(41.9)	$1.8	$(12.9)	$(11.1)

The balances of Accumulated Other Comprehensive Loss, net of applicable taxes are as follows:

	December 31,
In millions	2017	2016
Accumulated Derivative Instruments Loss	$(10.3)	$(5.4)
Pension and Postretirement Benefit Plans	(226.7)	(235.5)
Currency Translation Adjustment	(101.8)	(146.7)
Accumulated Other Comprehensive Loss	$(338.8)	$(387.6)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12.	COMMITMENTS AND CONTINGENCIES
The Company leases certain warehouses, operating facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates (some of these leases are subject to renewal options and contain escalation clauses). Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) and the future minimum lease payments at December 31, 2017, are as follows:

In millions	Capital Leases	Operating Leases	Total
2018	$3.7	$42.9	$46.6
2019	3.4	32.8	36.2
2020	3.4	27.7	31.1
2021	3.3	22.5	25.8
2022	2.8	19.2	22.0
Thereafter	24.5	26.3	50.8
Total Minimum Lease Payments	41.1	171.4	212.5
Less: Amount Representing Interest	(11.1)	—	(11.1)
Present Value of Net Minimum Leases	$30.0	$171.4	$201.4

Total rental expense was approximately $38 million, $35 million, and $29 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2022. At December 31, 2017, total commitments under these contracts were as follows:

In millions
2018	$151.8
2019	86.4
2020	43.0
2021	37.9
2022	38.0
Thereafter	310.6
Total	$667.7

NOTE 13.	ENVIRONMENTAL AND LEGAL MATTERS
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

Some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historic operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate investigation and may result in remediation activities at those facilities.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company cannot estimate with certainty other future compliance, investigation or remediation costs. Some costs relating to historic usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

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

Effective January 5, 2017, the consumer product and beverage operating segments (previously aggregated into the Americas Paperboard Packaging reportable segment) were reorganized and combined into an Americas Converting operating segment (Americas Paperboard Packaging reportable segment). As part of this reorganization, Australia, which was previously included as part of the Americas Paperboard Packaging reportable segment, is now an operating segment and included in Corporate/Other/Elimination. Prior periods have been recast.

The Company has three reportable segments as follows:

Paperboard Mills includes the six North American paperboard mills which produce primarily CUK and CRB. The majority of the paperboard is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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
The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2017, 2016 or 2015.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business segment information is as follows:

	Year Ended December 31,
In millions	2017	2016	2015
NET SALES:
Paperboard Mills	$399.7	$394.7	$480.5
Americas Paperboard Packaging	3,243.6	3,193.1	3,012.1
Europe Paperboard Packaging	593.1	569.9	603.9
Corporate/Other/Eliminations	167.3	140.4	63.7
Total	$4,403.7	$4,298.1	$4,160.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(a)	$(35.0)	$(3.7)	$17.1
Americas Paperboard Packaging	358.2	409.0	395.2
Europe Paperboard Packaging	37.3	25.4	40.8
Corporate and Other(b)	(17.8)	(34.7)	(26.0)
Total	$342.7	$396.0	$427.1

CAPITAL EXPENDITURES:
Paperboard Mills	$111.4	$184.2	$145.0
Americas Paperboard Packaging	98.8	45.9	49.7
Europe Paperboard Packaging	17.3	37.1	39.9
Corporate and Other	32.6	27.4	9.5
Total	$260.1	$294.6	$244.1

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$143.7	$120.3	$124.7
Americas Paperboard Packaging	125.3	124.7	107.3
Europe Paperboard Packaging	42.1	41.1	40.1
Corporate and Other	19.2	13.2	8.4
Total	$330.3	$299.3	$280.5

(a)	Includes accelerated depreciation related to shutdown of Santa Clara in 2017.

(b)	Includes expenses related to acquisitions, integration activities and shutdown costs (excluding accelerated depreciation).

	December 31,
In millions	2017	2016	2015
ASSETS AT DECEMBER 31:
Paperboard Mills	$1,487.0	$1,496.1	$1,445.0
Americas Paperboard Packaging	2,478.7	2,419.8	2,157.1
Europe Paperboard Packaging	607.1	491.9	574.0
Corporate and Other	290.2	195.6	80.0
Total	$4,863.0	$4,603.4	$4,256.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2017	2016	2015
NET SALES:
Americas(a)	$3,643.3	$3,601.7	$3,492.6
Europe	593.1	569.9	603.9
Asia Pacific	215.7	198.1	117.4
Corporate and Other	(48.4)	(71.6)	(53.7)
Total	$4,403.7	$4,298.1	$4,160.2

In millions	2017	2016	2015
ASSETS AT DECEMBER 31:
Americas(a)	$4,046.4	$3,923.2	$3,590.4
Europe	607.1	491.9	574.0
Asia Pacific	209.5	188.3	91.7
Total	$4,863.0	$4,603.4	$4,256.1
(a) Includes North America and Brazil.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2017 and 2016 are shown below.

	2017
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,061.5	$1,094.7	$1,137.6	$1,109.9	$4,403.7
Gross Profit	175.0	176.9	191.6	176.0	719.5
Business Combinations and Shutdown and Other Special Charges, Net	8.6	6.1	3.6	12.8	31.1
Income from Operations	75.5	87.6	95.4	84.2	342.7
Net Income	37.0	42.0	47.3	173.9	300.2
Net Income Per Share — Basic	$0.12	$0.14	$0.15	$0.56	$0.97
Net Income Per Share — Diluted(a)	$0.12	$0.14	$0.15	$0.56	$0.96
(a) Does not cross foot due to rounding

	2016
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,034.0	$1,103.2	$1,103.7	$1,057.2	$4,298.1
Gross Profit	207.7	204.8	191.3	188.1	791.9
Business Combinations and Shutdown and Other Special Charges, Net	10.5	5.3	7.4	13.9	37.1
Income from Operations	107.2	105.6	105.1	78.1	396.0
Net Income	57.5	77.8	57.8	34.9	228.0

Net Income Per Share — Basic	$0.18	$0.24	$0.18	$0.11	$0.71
Net Income Per Share — Diluted	$0.18	$0.24	$0.18	$0.11	$0.71

NOTE 16.	EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2017	2016	2015
Net Income	$300.2	$228.0	$230.1
Weighted Average Shares:
Basic	311.1	320.9	329.5
Dilutive effect of RSUs	0.8	0.6	1.2
Diluted	311.9	321.5	330.7
Earnings Per Share — Basic	$0.97	$0.71	$0.70
Earnings Per Share — Diluted	$0.96	$0.71	$0.70

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following represents changes in Accumulated Other Comprehensive (Loss) Income by component for the year ended December 31, 2017 (a):

In millions	Derivatives Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2016	$(5.4)	$(250.2)	$14.7	$(146.7)	$(387.6)
Other Comprehensive (Loss) Income before Reclassifications	(3.6)	3.3	2.6	44.9	47.2
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income (b)	(1.3)	4.4	(1.5)	—	1.6
Net Current-period Other Comprehensive (Loss) Income	(4.9)	7.7	1.1	44.9	48.8
Balance at December 31, 2017	$(10.3)	$(242.5)	$15.8	$(101.8)	$(338.8)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Income for the year ended December 31, 2017:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1.2)		Cost of Sales
Foreign Currency Contracts	(0.3)		Other Expense, Net
Interest Rate Swap Agreements	(0.6)		Interest Expense, Net
	(2.1)		Total before Tax
	0.8		Tax Expense
	$(1.3)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.5	(c)
Actuarial Losses	6.5	(c)
	7.0		Total before Tax
	(2.6)		Tax Benefit
	$4.4		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.3)	(c)
Actuarial Gains	(2.1)	(c)
	(2.4)		Total before Tax
	0.9		Tax Expense
	$(1.5)		Net of Tax

Total Reclassifications for the Period	$1.6

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 7 — Pensions and Other Postretirement Benefits).

NOTE 18.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
This disclosure is required because certain subsidiaries are guarantors of GPI debt securities.

These consolidating financial statements reflect GPHC (“the Parent”); GPI (the "Subsidiary Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPI other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPI's foreign subsidiaries and the immaterial domestic subsidiaries. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,509.0	$50.6	$1,166.6	$(322.5)	$4,403.7
Cost of Sales	—	2,934.0	40.7	1,032.0	(322.5)	3,684.2
Selling, General and Administrative	—	257.4	3.5	81.8	—	342.7
Other (Income) Expense, Net	—	(6.1)	0.1	9.0	—	3.0
Business Combinations and Shutdown and Other Special Charges, Net	—	19.4	—	11.7	—	31.1
Income from Operations	—	304.3	6.3	32.1	—	342.7
Interest Expense, Net	—	(84.9)	—	(4.8)	—	(89.7)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	219.4	6.3	27.3	—	253.0
Income Tax Benefit (Expense)	—	54.9	(3.5)	(5.9)	—	45.5
Income before Equity Income of Unconsolidated Entity	—	274.3	2.8	21.4	—	298.5
Equity Income of Unconsolidated Entity	—	—	—	1.7	—	1.7
Equity in Net Earnings of Subsidiaries	300.2	25.9	(6.1)	—	(320.0)	—
Net Income (Loss)	300.2	300.2	(3.3)	23.1	(320.0)	300.2

Comprehensive Income (Loss)	$349.0	$349.0	$(26.0)	$78.5	$(401.5)	$349.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,462.5	$106.2	$1,051.3	$(321.9)	$4,298.1
Cost of Sales	—	2,812.2	88.6	927.3	(321.9)	3,506.2
Selling, General and Administrative	—	264.4	11.2	80.1	—	355.7
Other (Income) Expense, Net	—	(3.8)	—	6.9	—	3.1
Business Combinations and Shutdown and Other Special Charges, Net	—	32.9	—	4.2	—	37.1
Income from Operations	—	356.8	6.4	32.8	—	396.0
Interest (Expense) Income, Net	—	(72.3)	—	(4.3)	—	(76.6)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	284.5	6.4	28.5	—	319.4
Income Tax Expense	—	(81.5)	(2.6)	(9.1)	—	(93.2)
Income before Equity Income of Unconsolidated Entity	—	203.0	3.8	19.4	—	226.2
Equity Income of Unconsolidated Entity	—	—	—	1.8	—	1.8
Equity in Net Earnings of Subsidiaries	228.0	25.0	(6.1)	—	(246.9)	—
Net Income (Loss)	228.0	228.0	(2.3)	21.2	(246.9)	228.0

Comprehensive Income (Loss)	$186.1	$186.1	$16.8	$(65.7)	$(137.2)	$186.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$—	$3,363.6	$1.6	$1,037.2	$(242.2)	$4,160.2
Cost of Sales	—	2,730.2	(1.1)	884.2	(242.2)	3,371.1
Selling, General and Administrative	—	274.9	2.5	70.3	—	347.7
Other (Income) Expense, Net	—	(10.7)	—	3.0	—	(7.7)
Business Combinations and Shutdown and Other Special Charges, Net	—	6.1	—	15.9	—	22.0
Income from Operations	—	363.1	0.2	63.8	—	427.1
Interest Expense, Net	—	(64.9)	—	(2.9)	—	(67.8)
Income before Income Taxes and Equity Income of Unconsolidated Entity	—	298.2	0.2	60.9	—	359.3
Income Tax Expense	—	(115.8)	(0.2)	(14.4)	—	(130.4)
Income before Equity Income of Unconsolidated Entity	—	182.4	—	46.5	—	228.9
Equity Income of Unconsolidated Entity	—	—	—	1.2	—	1.2
Equity in Net Earnings of Subsidiaries	230.1	47.7	(1.3)	—	(276.5)	—
Net Income (Loss)	$230.1	$230.1	$(1.3)	$47.7	$(276.5)	$230.1

Comprehensive Income (Loss)	$219.0	$219.0	$(5.9)	$(2.7)	$(210.4)	$219.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$23.3	$1.2	$—	$42.9	$—	$67.4
Receivables, Net	—	82.9	—	339.9	—	422.8
Inventories, Net	—	417.8	—	216.2	—	634.0
Intercompany	—	1,232.0	204.3	—	(1,436.3)	—
Other Current Assets	—	33.6	—	12.1	—	45.7
Total Current Assets	23.3	1,767.5	204.3	611.1	(1,436.3)	1,169.9
Property, Plant and Equipment, Net	—	1,532.9	0.1	334.2	—	1,867.2
Investment in Consolidated Subsidiaries	1,711.9	—	13.0	—	(1,724.9)	—
Goodwill	—	1,154.8	—	168.2	—	1,323.0
Other Assets	—	362.1	—	140.8	—	502.9
Total Assets	$1,735.2	$4,817.3	$217.4	$1,254.3	$(3,161.2)	$4,863.0

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$51.5	$—	$9.8	$—	$61.3
Accounts Payable	—	381.7	—	134.8	—	516.5
Interest Payable	—	14.3	—	0.6	—	14.9
Intercompany	420.0	—	—	1,033.1	(1,453.1)	—
Other Accrued Liabilities	23.3	166.5	—	68.9	—	258.7
Total Current Liabilities	443.3	614.0	—	1,247.2	(1,453.1)	851.4
Long-Term Debt	—	2,082.3	—	130.9	—	2,213.2
Deferred Income Tax Liabilities	—	295.0	—	26.8	—	321.8
Other Noncurrent Liabilities	—	114.1	—	70.6	—	184.7

EQUITY
Total Equity	1,291.9	1,711.9	217.4	(221.2)	(1,708.1)	1,291.9
Total Liabilities and Equity	$1,735.2	$4,817.3	$217.4	$1,254.3	$(3,161.2)	$4,863.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$0.9	$1.2	$57.0	$—	$59.1
Receivables, Net	—	183.7	10.1	233.0	—	426.8
Inventories, Net	—	403.8	16.1	163.0	—	582.9
Intercompany	—	1,077.5	73.3	—	(1,150.8)	—
Other Current Assets	—	36.4	—	9.7	—	46.1
Total Current Assets	—	1,702.3	100.7	462.7	(1,150.8)	1,114.9
Property, Plant and Equipment, Net	—	1,435.8	64.1	252.0	—	1,751.9
Investment in Consolidated Subsidiaries	1,362.9	—	12.3	—	(1,375.2)	—
Goodwill	—	1,098.9	55.5	105.9	—	1,260.3
Other Assets	—	314.8	65.6	95.9	—	476.3
Total Assets	$1,362.9	$4,551.8	$298.2	$916.5	$(2,526.0)	$4,603.4

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$—	$26.0	$—	$37.4	$—	$63.4
Accounts Payable	—	354.3	8.5	103.7	—	466.5
Interest Payable	—	15.4	—	—	—	15.4
Intercompany	306.4	—	—	913.0	(1,219.4)	—
Other Accrued Liabilities	—	163.2	3.0	68.3	—	234.5
Total Current Liabilities	306.4	558.9	11.5	1,122.4	(1,219.4)	779.8
Long-Term Debt	—	2,042.4	—	46.1	—	2,088.5
Deferred Income Tax Liabilities	—	342.1	43.3	22.6	—	408.0
Other Noncurrent Liabilities	—	245.5	—	25.1	—	270.6

EQUITY
Total Equity	1,056.5	1,362.9	243.4	(299.7)	(1,306.6)	1,056.5
Total Liabilities and Equity	$1,362.9	$4,551.8	$298.2	$916.5	$(2,526.0)	$4,603.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2017
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$300.2	$300.2	$(3.3)	$23.1	$(320.0)	$300.2
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	260.8	4.8	64.7	—	330.3
Deferred Income Taxes	—	(49.0)	(1.1)	(3.9)	—	(54.0)
Amount of Postretirement Expense Less Than Funding	—	(113.8)	—	(13.3)	—	(127.1)
Gain on the Sale of Assets, net	—	(3.7)	—	—	—	(3.7)
Equity in Net Earnings of Subsidiaries	(300.2)	(25.9)	6.1	—	320.0	—
Other, Net	—	7.5	—	(0.4)	—	7.1
Changes in Operating Assets and Liabilities	—	99.5	(7.7)	(28.4)	—	63.4
Net Cash Provided by (Used In) Operating Activities	—	475.6	(1.2)	41.8	—	516.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(193.2)	—	(47.7)	—	(240.9)
Packaging Machinery Spending	—	(19.1)	—	(0.1)	—	(19.2)
Acquisition of Business, Net of Cash Acquired	—	(127.0)	—	(62.4)	—	(189.4)
Proceeds Received from Sale of Assets, Net of Selling Costs	—	7.9	—	—	—	7.9
Other, Net	189.0	(15.5)	—	—	(172.5)	1.0
Net Cash Provided by (Used in) by Investing Activities	189.0	(346.9)	—	(110.2)	(172.5)	(440.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(62.1)	—	—	—	—	(62.1)
Payments on Debt	—	(25.0)	—	—	—	(25.0)
Borrowings under Revolving Credit Facilities	—	1,103.4	—	99.5	—	1,202.9
Payments on Revolving Credit Facilities	—	(1,026.6)	—	(64.2)	—	(1,090.8)
Dividends Paid	(93.4)	—	—	—	—	(93.4)
Repurchase of Common Stock related to Share-Based Payments	(10.2)	—	—	—	—	(10.2)
Other, Net	—	(180.2)	—	16.5	172.5	8.8
Net Cash (Used in) Provided by Financing Activities	(165.7)	(128.4)	—	51.8	172.5	(69.8)

Effect of Exchange Rate Changes on Cash	—	—	—	2.5	—	2.5

Net Increase (Decrease) in Cash and Cash Equivalents	23.3	0.3	(1.2)	(14.1)	—	8.3
Cash and Cash Equivalents at Beginning of Period	—	0.9	1.2	57.0	—	59.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23.3	$1.2	$—	$42.9	$—	$67.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$228.0	$228.0	$(2.3)	$21.2	$(246.9)	$228.0
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	—	233.4	12.9	53.0	—	299.3
Deferred Income Taxes	—	77.5	1.7	(2.5)	—	76.7
Amount of Postretirement Expense Less Than Funding	—	(25.8)	—	(5.5)	—	(31.3)
Equity in Net Earnings of Subsidiaries	(228.0)	(25.0)	6.1	—	246.9	—
Other, Net	—	30.8	—	(0.6)	—	30.2
Changes in Operating Assets and Liabilities	—	44.9	(17.2)	10.8	—	38.5
Net Cash Provided by Operating Activities	—	563.8	1.2	76.4	—	641.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(239.7)	—	(38.9)	—	(278.6)
Package Machinery Spending	—	(9.4)	—	(6.6)	—	(16.0)
Acquisition of Businesses, Net of Cash Acquired	—	(173.1)	—	(159.6)	—	(332.7)
Other, Net	240.6	(166.0)	—	—	(79.8)	(5.2)
Net Cash Provided by (Used in) Investing Activities	240.6	(588.2)	—	(205.1)	(79.8)	(632.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(164.9)	—	—	—	—	(164.9)
Proceeds from Issuance or Modification of Debt	—	300.0	—	—	—	300.0
Payments on Debt	—	(25.0)	—	—	—	(25.0)
Borrowings under Revolving Credit Facilities	—	1,136.0	—	64.0	—	1,200.0
Payments on Revolving Credit Facilities	—	(1,143.5)	—	(92.3)	—	(1,235.8)
Debt Issuance Costs	—	(5.3)	—	—	—	(5.3)
Dividends Paid	(64.4)	—	—	—	—	(64.4)
Repurchase of Common Stock related to Share-Based Payments	(11.3)	—	—	—	—	(11.3)
Other, Net	—	(237.0)	—	160.8	79.8	3.6
Net Cash (Used in) Provided by Financing Activities	(240.6)	25.2	—	132.5	79.8	(3.1)

Effect of Exchange Rate Changes on Cash	—	—	—	(1.6)	—	(1.6)

Net Increase in Cash and Cash Equivalents	—	0.8	1.2	2.2	—	4.2
Cash and Cash Equivalents at Beginning of Period	—	0.1	—	54.8	—	54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.9	$1.2	$57.0	$—	$59.1

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
In millions	Parent	Subsidiary Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$230.1	$230.1	$(1.3)	$47.7	$(276.5)	$230.1
Non-cash Items Included in Net Income:
Depreciation and Amortization	—	239.2	0.1	41.2	—	280.5
Deferred Income Taxes	—	108.5	—	1.5	—	110.0
Amount of Postretirement Expense Less Than Funding	—	(31.4)	—	(8.0)	—	(39.4)
Loss on the Sale of Assets, net	—	1.9	—	—	—	1.9
Equity in Net Earnings of Subsidiaries	(230.1)	(47.7)	1.3	—	276.5	—
Other, Net	—	31.6	—	(6.5)	—	25.1
Changes in Operating Assets and Liabilities	0.3	(99.0)	0.3	79.4	—	(19.0)
Net Cash Provided by Operating Activities	0.3	433.2	0.4	155.3	—	589.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	—	(188.7)	(0.4)	(39.8)	—	(228.9)
Packaging Machinery Spending	—	(12.5)	—	(2.7)	—	(15.2)
Acquisition of Businesses, Net of Cash Acquired	—	(131.1)	—	(32.1)	—	(163.2)
Other, Net	133.5	78.6	—	9.9	(214.5)	7.5
Net Cash Provided by (Used in) Investing Activities	133.5	(253.7)	(0.4)	(64.7)	(214.5)	(399.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(63.0)	—	—	—	—	(63.0)
Payments on Debt	—	(25.0)	—	—	—	(25.0)
Borrowings under Revolving Credit Facilities	—	831.3	—	71.7	—	903.0
Payments on Revolving Credit Facilities	—	(852.9)	—	(100.9)	—	(953.8)
Dividends Paid	(49.3)	—	—	—	—	(49.3)
Repurchase of Common Stock Related to Share-Based Payments	(21.5)	—	—	—	—	(21.5)
Other, Net	—	(134.8)	—	(81.0)	214.5	(1.3)
Net Cash (Used in) Provided by Financing Activities	(133.8)	(181.4)	—	(110.2)	214.5	(210.9)

Effect of Exchange Rate Changes on Cash	—	—	—	(5.2)	—	(5.2)

Net Decrease in Cash and Cash Equivalents	—	(1.9)	—	(24.8)	—	(26.7)
Cash and Cash Equivalents at Beginning of Period	—	2.0	—	79.6	—	81.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$0.1	$—	$54.8	$—	$54.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19. SUBSEQUENT EVENTS

On January 1, 2018, GPHC, International Paper Company (“IP”), Graphic Packaging International Partners, LLC (“GPIP”), and GPI completed a series of transactions by which the North America Consumer Packaging business of IP was combined with the businesses of GPI. Pursuant to the Transaction Agreement dated October 23, 2017, on the closing date IP transferred its business to GPIP, which subsequently transferred the business to GPI. Concurrently therewith, GPIP issued 20.5% of its membership interests to IP and IP was admitted as a member of GPIP. As a result, GPHC indirectly holds 79.5% of the membership interests in GPIP and IP holds 20.5% of the membership interests in GPIP.

In connection with consummation of the transactions with IP, GPI entered into a Third Amended and Restated Credit Agreement dated as of January 1, 2018 (the “Amended and Restated Credit Agreement”) by and among GPI and certain subsidiaries thereof as Borrowers, the lenders and agents named therein, and Bank of America, N.A., as Administrative Agent. The Amended and Restated Credit Agreement effects an “amend and extend” transaction with respect to the Company’s existing senior credit facility by which, among other things: (i) the maturity date thereof was extended to January 1, 2023, (ii) the U.S. dollar commitment portion increased by $75 million, (iii) the applicable margin interest rate pricing grid levels were reduced from those set forth in the prior credit facility, (iv) certain negative covenants contained in the prior credit facility were relaxed and (v) certain amendments were effected so as to accommodate the transactions with IP.

In addition to the Amended and Restated Credit Agreement, on January 1, 2018 the Company assumed the term loan indebtedness previously incurred by IP (the “Term Loan Credit Agreement”) in an aggregate amount of $660.0 million, repayable pursuant to the same amortization schedule (expressed as a percentage of the principal amount thereof) as the Term Loan A under the Amended and Restated Credit Agreement and has the same maturity date of January 1, 2023. The applicable margin pricing grid, covenant and other terms are substantially equivalent to those contained in the Amended and Restated Credit Agreement. The Term Loan Credit Agreement is secured by a lien and security interest in substantially all of the assets of GPI on a pari passu basis with the liens and security interests securing the Amended and Restated Credit Agreement pursuant to the terms of a customary intercreditor agreement among the parties.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Atlanta, Georgia
February 7, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Graphic Packaging Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Carton Craft Corporation, Norgraft Packaging, S.A., and Seydaco Packaging Corporation, which are included in the 2017 consolidated financial statements of Graphic Packaging Holding Company and constituted 5.1%, and 18.0% of total and net assets, respectively, as of December 31, 2017 and 1.0%, and 0.5% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Graphic Packaging Holding Company also did not include an evaluation of the internal control over financial reporting of Carton Craft Corporation, Norgraft Packaging, S.A., and Seydaco Packaging Corporation.

In our opinion, Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Graphic Packaging Holding Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") and our report dated February 7, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 7, 2018

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include the internal controls of the North American and European Acquisitions in 2017, which are included in the Company's results for the year-end December 31, 2017.

The Company’s management, under the supervision of and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2017

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.	Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2017.

Exhibit Number	Description
2.1
Transaction Agreement dated October 23, 2017, by and among International Paper Company, Graphic Packaging Holding Company, Gazelle Newco LLC and Graphic Packaging International, Inc. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2017 and incorporated herein by reference.

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

3.4	Certificate of Formation of Graphic Packaging International, LLC. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.
3.5
Amended and Restated Limited Liability Company Operating Agreement of Graphic Packaging International, LLC. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

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

4.7
First Amendment to Rights Agreement, dated as of October 23, 2017 by and between Graphic Packaging Holding Company and Wells Fargo Bank, National Association. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2017 and incorporated herein by reference.

10.1*
GPI U.S. Consolidated Pension Plan Master Document as amended and restated, effective January 1, 2017. Filed as exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on February 8, 2017 and incorporated herein by reference.

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

10.21
Second Amended and Restated Credit Agreement effective October 2, 2014 among Graphic Packaging International, Inc. and certain of its subsidiaries, as Borrowers; Bank of American, N.A. as Administrative Agent, L/C Issuer, Swing Line Lender, Swing Line Euro Tranche Lender and Alternative Currency Funding Fronting Lender; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" New York Branch, SunTrust Bank, JPMorgan Bank, N.A. and Citibank, N.A., as Co-Syndication Agents; Compass Bank, as Documentation Agent; and several lenders from time to time parties thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 7, 2014 and incorporated herein by reference.

10.22	First Amendment to Master Services Agreement dated as of September 22, 2008 by and between Graphic Packaging International, Inc. and Perot Systems Corporation.
10.23	Second Amendment to Master Services Agreement effective as of August 1, 2012 by and between Graphic Packaging International, Inc. and Dell Marketing L.P. (as assignee of Perot Systems Corporation).
10.24*
Fifth Amendment to the GPI Savings Plan as amended and restated, effective January 1, 2015. Filed as exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on February 8, 2017 and incorporated herein by reference.

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

10.27*
First Amendment to the Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, effective January 31, 2012. Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

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

10.33*
First Amendment to the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan effective January 1, 2017. Filed as exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on February 8, 2017 and incorporated herein by reference.

10.34
Local Country Agreement - European Union Addendum effective as of November 1, 2016 to the Master Services Agreement between Graphic Packaging International, Inc. and Dell Marketing, L.P., as amended. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2017 and incorporated herein by reference.

10.35
Third Amendment to Master Services Agreement dated as of November 1, 2016 between Graphic Packaging International, Inc. and Dell Marketing, L.P. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2017 and incorporated herein by reference.

10.36
Fourth Amendment to Master Services Agreement dated as of March 1, 2017 between Graphic Packaging International, Inc. and NTT DATA Services, LLC, as successor-in-interest to Dell Marketing, L.P. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2017 and incorporated herein by reference.

10.37*
First Amendment to the GPI US Consolidated Pension Plan, dated as of May 19, 2017 and effective as of January 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2017 and incorporated herein by reference.

10.38*
Sixth Amendment to the GPI Savings Plan, dated as of June 27, 2017 and effective as of January 1, 2015. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2017 and incorporated herein by reference.

10.39
Supplemental Indenture among Graphic Packaging International, Inc., Graphic Packaging Holding Company, the other guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 4.75% Senior Notes due 2021. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2017 and incorporated herein by reference.

10.40
Supplemental Indenture among Graphic Packaging International, Inc., Graphic Packaging Holding Company, the other guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 4.875% Senior Notes due 2022. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2017 and incorporated herein by reference.

10.41
Supplemental Indenture among Graphic Packaging International, Inc., Graphic Packaging Holding Company, the other guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 4.125% Senior Notes due 2024. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 24, 2017 and incorporated herein by reference.

10.42*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective November 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2017 and incorporated herein by reference.

10.43
Amended and Restated Limited Liability Company Agreement dated as of January 1, 2018 by and among Graphic Packaging Holding Company, Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC), GPI Holding III, LLC, and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.44
Exchange Agreement dated as of January 1, 2018 by and among Graphic Packaging Holding Company, Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC), GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.45
Governance Agreement dated as of January 1, 2018 by and among Graphic Packaging Holding Company, Grapohic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC), and International Paper Company. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.46
Tax Receivable Agreement dated as of January 1, 2018 by and among Graphic Packaging Holding Company, Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC), GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.47
Registration Rights Agreement dated as of January 1, 2018 by and between Graphic Packaging Holding Company and International Paper Company. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.48
Restrictive Covenants Agreement dated as of January 1, 2018 by and between Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC) and International Paper Company. Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.49
Third Amended and Restated Credit Agreement dated as of January 1, 2018 by and among Graphic Packaging International, LLC and certain subsidiaries thereof as Borrowers, the lenders and agents named therein, and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.50
Amended and Restated Credit Agreement dated as of January 1, 2018 and effective as of January 8, 2018 by and among Graphic Packaging International, LLC, the lenders and agents named therein and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.51*	First Amendment to the Amended and Restated Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2018.
10.52*	Second Amendment to the GPI US Consolidated Pension Plan effective as of December 31, 2017.
10.53*	Third Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2018.
10.54*	Seventh Amendment to the GPI Savings Plan effective as of January 1 2018.
10.55*	Eighth Amendment to the GPI Savings Plan effective as of January 1, 2018.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2018
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 7, 2018
Michael P. Doss

/s/ Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2018
Stephen R. Scherger

/s/ Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2018
Deborah R. Frank

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

Signatures	Title	Date

/s/ G. Andrea Botta	Director	February 7, 2018
G. Andrea Botta

/s/ David D. Campbell	Director	February 7, 2018
David D. Campbell

/s/ Paul D. Carrico	Director	February 7, 2018
Paul D. Carrico

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 7, 2018
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 7, 2018
Robert A. Hagemann

/s/ Peter Kelly	Director	February 7, 2018
Peter Kelly

/s/ Philip R. Martens	Chairman of the Board	February 7, 2018
Philip R. Martens

/s/ Larry M. Venturelli	Director	February 7, 2018
Larry M. Venturelli

/s/ Lynn A. Wentworth	Director	February 7, 2018
Lynn A. Wentworth