Form 10-K/A
period 2017-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2018-02-23
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No.1

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K/A to Graphic Packaging Holding Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 7, 2018 (the “Form 10-K”), is, at the request of Ernst & Young LLP, to update their opinion on internal control over financial reporting to include a previously omitted sentence (specifically, "We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB."), include paragraph headers and reorder the paragraphs in accordance with the standards of the Public Company Accounting Oversight Board (United States). No change has been made to Ernst & Young LLP’s opinion that Graphic Packaging Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") criteria.

No other changes have been made to any of the disclosures in the Form 10-K.  This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K, except as set forth above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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

Atlanta, Georgia
February 7, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Graphic Packaging Holding Company

Opinion on Internal Control over Financial Reporting
We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Graphic Packaging Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Carton Craft Corporation, Norgraft Packaging, S.A., and Seydaco Packaging Corporation, which are included in the 2017 consolidated financial statements of the Company and constituted 5.1%, and 18.0% of total and net assets, respectively, as of December 31, 2017 and 1.0%, and 0.5% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Carton Craft Corporation, Norgraft Packaging, S.A., and Seydaco Packaging Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Graphic Packaging Holding Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations on Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2018
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2018
Michael P. Doss

/s/ Stephen R. Scherger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2018
Stephen R. Scherger

/s/ Deborah R. Frank	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018
Deborah R. Frank

Signatures	Title	Date

*	Director	February 23, 2018
G. Andrea Botta

*	Director	February 23, 2018
David D. Campbell

*	Director	February 23, 2018
Paul D. Carrico

*	Director, President and Chief Executive Officer	February 23, 2018
Michael P. Doss

*	Director	February 23, 2018
Robert A. Hagemann

*	Director	February 23, 2018
Peter Kelly

*	Chairman of the Board	February 23, 2018
Philip R. Martens

*	Director	February 23, 2018
Larry M. Venturelli

*	Director	February 23, 2018
Lynn A. Wentworth

* By:	/s/ Lauren S. Tashma
Lauren S. Tashma
Attorney-in-Fact, pursuant to Power of Attorney dated February 7, 2018