Form 10-Q
period 2018-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2018-07-24
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of July 20, 2018, there were 310,343,836 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, the reclassification of gains on derivative instruments, capital investment, depreciation and amortization, interest expense, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company's ability to successfully integrate acquisitions, including the North America Consumer Packaging business of International Paper Company (the "NACP Combination"), the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company’s 2017 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2018	2017	2018	2017
Net Sales	$1,509.3	$1,094.7	$2,985.3	$2,156.2
Cost of Sales	1,273.4	920.9	2,526.9	1,810.5
Selling, General and Administrative	114.5	84.3	235.8	176.2
Other Expense (Income), Net	2.5	(0.4)	3.4	(0.6)
Business Combinations and Shutdown and Other Special Charges, Net	8.6	6.1	34.9	14.7
Income from Operations	110.3	83.8	184.3	155.4
Nonoperating Pension and Postretirement Benefit Income	4.1	3.8	8.3	7.7
Interest Expense, Net	(30.3)	(22.5)	(59.1)	(43.8)
Loss on Modification or Extinguishment of Debt	—	—	(1.9)	—
Income before Income Taxes and Equity Income of Unconsolidated Entity	84.1	65.1	131.6	119.3
Income Tax Expense	(18.5)	(23.6)	(23.6)	(41.2)
Income before Equity Income of Unconsolidated Entity	65.6	41.5	108.0	78.1
Equity Income of Unconsolidated Entity	0.4	0.5	0.7	0.9
Net Income	66.0	42.0	108.7	79.0
Net Income Attributable to Noncontrolling Interest	(16.6)	—	(29.4)	—
Net Income Attributable to Graphic Packaging Holding Company	$49.4	$42.0	$79.3	$79.0

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.16	$0.14	$0.26	$0.25
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.16	$0.14	$0.25	$0.25
Cash Dividends Declared Per Share	$0.075	$0.075	$0.15	$0.15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended				Three Months Ended
	June 30,				June 30,
In millions	2018				2017
	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total	Graphic Packaging Holding Company
Net Income	$49.4	$12.8	$3.8	$66.0	$42.0
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	2.0	0.4	0.1	2.5	(2.0)
Pension and Postretirement Benefit Plans	0.8	0.1	—	0.9	0.8
Currency Translation Adjustment	(24.8)	(4.7)	(1.4)	(30.9)	17.2
Total Other Comprehensive (Loss) Income, Net of Tax	(22.0)	(4.2)	(1.3)	(27.5)	16.0
Total Comprehensive Income	$27.4	$8.6	$2.5	$38.5	$58.0

	Six Months Ended				Six Months Ended
	June 30,				June 30,
In millions	2018				2017
	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total	Graphic Packaging Holding Company
Net Income	$79.3	$22.7	$6.7	$108.7	$79.0
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	1.4	0.2	0.1	1.7	(3.9)
Pension and Postretirement Benefit Plans	1.3	0.2	0.1	1.6	1.5
Currency Translation Adjustment	(8.8)	(1.5)	(0.5)	(10.8)	36.1
Total Other Comprehensive (Loss) Income, Net of Tax	(6.1)	(1.1)	(0.3)	(7.5)	33.7
Total Comprehensive Income	$73.2	$21.6	$6.4	$101.2	$112.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and Cash Equivalents	$50.9	$67.4
Receivables, Net	701.2	422.8
Inventories, Net	989.9	634.0
Other Current Assets	74.4	45.7
Total Current Assets	1,816.4	1,169.9
Property, Plant and Equipment, Net	3,114.9	1,867.2
Goodwill	1,557.9	1,323.0
Intangible Assets, Net	507.5	436.5
Other Assets	82.6	66.4
Total Assets	$7,079.3	$4,863.0

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$51.5	$61.3
Accounts Payable	629.4	516.5
Compensation and Employee Benefits	150.0	113.4
Other Accrued Liabilities	195.4	160.2
Total Current Liabilities	1,026.3	851.4
Long-Term Debt	2,924.3	2,213.2
Deferred Income Tax Liabilities	447.0	321.8
Accrued Pension and Postretirement Benefits	75.4	80.0
Other Noncurrent Liabilities	150.8	104.7

Redeemable Noncontrolling Interest (Note 12)	287.1	—

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 310,343,836 and 309,715,624 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3.1	3.1
Capital in Excess of Par Value	2,077.6	1,683.6
Accumulated Deficit	(23.3)	(56.0)
Accumulated Other Comprehensive Loss	(344.9)	(338.8)
Total Graphic Packaging Holding Company Shareholders' Equity	1,712.5	1,291.9
Noncontrolling Interest	455.9	—
Total Equity	2,168.4	1,291.9
Total Liabilities and Shareholders' Equity	$7,079.3	$4,863.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$108.7	$79.0
Non-cash Items Included in Net Income:
Depreciation and Amortization	221.1	150.2
Deferred Income Taxes	7.6	30.7
Amount of Postretirement Expense Less Than Funding	(1.9)	(15.4)
Other, Net	23.0	(4.5)
Changes in Operating Assets and Liabilities	(658.7)	(343.9)
Net Cash Used in Operating Activities	(300.2)	(103.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(167.3)	(135.8)
Packaging Machinery Spending	(6.1)	(8.7)
Acquisition of Businesses, Net of Cash Acquired	3.4	—
Beneficial Interest on Sold Receivables	624.0	284.5
Beneficial Interest Obtained in Exchange for Proceeds	(150.9)	(15.5)
Other, Net	(3.4)	(2.3)
Net Cash Provided by Investing Activities	299.7	122.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	(59.6)
Payments on Debt	(134.1)	(12.5)
Borrowings under Revolving Credit Facilities	961.1	502.3
Payments on Revolving Credit Facilities	(779.4)	(449.0)
Repurchase of Common Stock related to Share-Based Payments	(4.1)	(10.0)
Debt Issuance Costs	(7.9)	—
Dividends and Distributions Paid	(52.5)	(46.9)
Other, Net	1.7	9.1
Net Cash Used in Financing Activities	(15.2)	(66.6)
Effect of Exchange Rate Changes on Cash	(0.8)	1.7
Net Decrease in Cash and Cash Equivalents	(16.5)	(46.6)
Cash and Cash Equivalents at Beginning of Period	67.4	59.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50.9	$12.5

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$583.9	$280.6
Non-cash Investment in NACP Combination	1,235.7	—
Non-cash Investing Activities	$1,819.6	$280.6
Non-cash Financing Activities:
Non-cash Financing of NACP Combination	$660.0	$—
Non-Cash Financing Activities	$660.0	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business and Basis of Presentation

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S.") and holds leading market positions in coated unbleached kraft paperboard ("CUK"), coated-recycled paperboard ("CRB") and solid bleached sulfate paperboard ("SBS").

On January 1, 2018, GPHC, a Delaware corporation, International Paper Company, a New York corporation (“IP”), Graphic Packaging International Partners, LLC, a Delaware limited liability company formerly known as Gazelle Newco LLC and a wholly owned subsidiary of the Company (“GPIP”), and Graphic Packaging International, LLC, a Delaware limited liability company formerly known as Graphic Packaging International, Inc. and a wholly owned subsidiary of GPIP (“GPIL”), completed a series of transactions pursuant to an agreement dated October 23, 2017, among the foregoing parties (the “Transaction Agreement”). Pursuant to the Transaction Agreement (i) a wholly owned subsidiary of the Company transferred its ownership interest in GPIL to GPIP; (ii) IP transferred its North America Consumer Packaging (“NACP”) business to GPIP, which was then subsequently transferred to GPIL; (iii) GPIP issued membership interests to IP, and IP was admitted as a member of GPIP; and (iv) GPIL assumed certain indebtedness of IP (the "NACP Combination").

GPI Holding III, LLC, an indirect wholly-owned subsidiary of the Company (“GPI Holding”), is the managing member of GPIP.

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

Revenue Recognition

The Company has two primary activities from which it generates revenue from contracts with customers, and revenue is disaggregated primarily by geography and type of activity as further explained in "Note 10-Segments." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2018 and 2017, the Company recognized $1,506.2 million and $1,089.4 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2018 and 2017, the Company recognized $2,977.0 million and $2,145.8 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2018 and December 31, 2017 contract assets were $23.1 million and $11.7 million, respectively. The Company's contract liabilities consist principally of rebates, and as of June 30, 2018 and December 31, 2017 were $41.5 million and $28.6 million, respectively.

The Company did not have a material amount relating to backlog orders at June 30, 2018 or December 31, 2017.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of June 30, 2018 and 2017, respectively:

	Six Months Ended
	June 30,
In millions	2018	2017
Receivables Sold and Derecognized	$1,669.6	$683.2
Proceeds Collected on Behalf of Financial Institutions	1,632.0	644.3
Net Proceeds (Paid to) Received From Financial Institutions	(51.5)	29.9
Deferred Purchase Price(a)	202.4	38.3

(a) Included in Receivables, Net and represents receivables from the financial institution which have purchasing and servicing of receivable agreements, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2018 and 2017, the Company sold receivables of approximately $57 million and $34 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at June 30, 2018 and December 31, 2017, were approximately $621 million and $583 million, respectively.

Capital Allocation Plan

On February 22, 2018 and May 23, 2018, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock paid on April 5, 2018 and July 5, 2018 to shareholders of record as of March 15, 2018 and June 15, 2018, respectively.

On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During the first six months of 2018, the Company did not repurchase any shares of its common stock. The Company repurchased approximately 4.3 million shares at an average price of $13.09 during the six months ended June 30, 2017, including approximately 1.4 million shares repurchased under the 2015 share repurchase program thereby completing that program. As of June 30, 2018, the Company has approximately $210 million available for additional repurchases under the 2017 share repurchase program.

Business Combinations and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Charges Associated with Business Combinations	$6.6	$5.4	$33.6	$9.3
Shutdown and Other Special Charges	2.0	0.7	2.8	5.4
Gain on Sale of Assets	—	—	(1.5)	—
Total	$8.6	$6.1	$34.9	$14.7

2018

On June 12, 2018, the Company acquired substantially all the assets of PFP, LLC and its related entity, PFP Dallas Converting, LLC (collectively, "PFP"), a converter focused on the production of paperboard based air filter frames. The acquisition includes two facilities located in Lebanon, Tennessee and Lancaster, Texas. PFP is included in the Americas Paperboard Packaging reportable segment.

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

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on how certain cash receipts and payments should be presented in the statement of cash flows and was applied retrospectively. This ASU requires the Company to classify consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities. The retrospective impact on the Company's consolidated statement of cash flows for the six months ended June 30, 2017 was a $269.0 million decrease to cash provided by operating activities and a corresponding increase to cash provided by investing activities.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company has formed an implementation team including representatives from finance, information technology and supply chain to assist in the implementation of this standard. A software solution has been determined and the Company is gathering information on all of its leases. The Company is evaluating the impact of adoption on the Company's financial position, results of operation and cash flows.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2018	December 31, 2017
Finished Goods	$408.6	$240.5
Work in Progress	106.6	74.1
Raw Materials	318.6	229.4
Supplies	156.1	90.0
Total	$989.9	$634.0

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

On June 12, 2018, the Company completed the PFP acquisition. The Company paid approximately $34 million using existing cash and borrowings under the line of credit. The acquisition includes two manufacturing facilities in Lebanon, Tennessee and Lancaster, Texas, focused on the production of paperboard-based air filter frames.

The Company expects that goodwill related to the NACP Combination will not be deductible for tax purposes. The Company expects that goodwill related to the PFP acquisition will be deductible for tax purposes.

The preliminary acquisition accounting for the NACP Combination and PFP acquisition is as follows:

In millions	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of Acquisition Dates (as adjusted)
Purchase Price	$1,270.2	$(41.3)	$1,228.9
Assumed Debt	660.0	—	660.0
Total Purchase Consideration	$1,930.2	$(41.3)	$1,888.9

Receivables, Net	145.3	—	145.3
Inventories, Net	300.4	—	300.4
Other Current Assets	20.9	—	20.9
Property, Plant and Equipment, Net	1,221.6	12.5	1,234.1
Intangible Assets, Net (a)	103.6	0.2	103.8
Other Assets	6.0	—	6.0
Total Assets Acquired	1,797.8	12.7	1,810.5
Accounts Payable	112.6	—	112.6
Compensation and Employee Benefits	20.7	—	20.7
Current Liabilities	12.4	—	12.4
Other Noncurrent Liabilities	10.1	—	10.1
Total Liabilities Assumed	155.8	—	155.8
Net Assets Acquired	1,642.0	12.7	1,654.7
Goodwill	288.2	(54.0)	234.2
Total Estimated Fair Value of Net Assets Acquired	$1,930.2	$(41.3)	$1,888.9

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
In millions, except per share data	2017	2017
Net Sales	$1,471.8	$2,899.6
Net Income Attributable to Graphic Packaging Holding Company	27.1	68.2
Income Per Share — Basic	0.09	0.22
Income Per Share — Diluted	0.09	0.22

Net sales and Income from Operations from the NACP Combination was $360.1 million and $34.9 million, respectively, for the three months ended June 30, 2018. Net Sales and Income from Operations from the NACP Combination was $719.6 million and $55.8 million, respectively, for the six months ended June 30, 2018.

Total Assets increased as a result of the NACP Combination for the Paperboard Mills and Americas Paperboard Packaging reportable segments by approximately $1.5 billion and $0.6 billion, respectively, as compared to December 31, 2017.

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement and corrugated products and ink supply.  Payments to IP for the six months ended June 30, 2018 under these agreements were $14.6 million, $8.5 million and $14.7 million, respectively.  In addition, approximately $5 million of payments were made for purchases unrelated to these agreements.

As disclosed in "Note 1 - General Information," in 2017, the Company acquired Seydaco, Norgraft, and Carton Craft, which are referred to collectively as the "2017 Acquisitions." Seydaco and Carton Craft are included in the Americas Paperboard Packaging Segment. Norgraft is included in the Europe Paperboard Packaging Segment. The Company paid approximately $189 million, net of cash acquired, for the 2017 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $14 million. During the second quarter of 2018, the Company made valuation adjustments of $0.5 million for Carton Craft, which was recorded to goodwill. In the first quarter of 2018, the Company paid an additional $2.4 million related to the working capital true-up for Seydaco, which was recorded to goodwill.

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2017 Form 10-K.

Long-Term Debt is comprised of the following:

In millions	June 30, 2018	December 31, 2017
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.18%, payable in 2024	$300.0	$300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.93%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.78%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (3.48% at June 30, 2018) payable through 2023	1,450.9	925.0
Senior Secured Revolving Facilities with interest payable at floating rates (3.11% at June 30, 2018) payable in 2023	493.6	319.0
Capital Lease Obligations	28.6	30.0
Other	26.7	28.9
Total Long-Term Debt	2,974.8	2,277.9
Less: Current Portion	38.5	52.2
	2,936.3	2,225.7
Less: Unamortized Deferred Debt Issuance Costs	12.0	12.5
Total	$2,924.3	$2,213.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2018, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450.0	$389.6	$1,033.4
Senior Secured International Revolving Credit Facility	183.7	104.0	79.7
Other International Facilities	65.5	37.2	28.3
Total	$1,699.2	$530.8	$1,141.4

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $27.0 million as of June 30, 2018. These letters of credit are primarily used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2019 unless extended.

In connection with the consummation of the NACP Combination, GPIL entered into a Third Amended and Restated Credit Agreement dated January 1, 2018 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement effected an “amend and extend” transaction with respect to the Company’s existing senior credit facility by which, among other things: (i) the maturity date thereof was extended to January 1, 2023, (ii) the U.S. dollar commitment portion increased by $75 million, (iii) the applicable margin interest rate pricing grid levels were changed from those set forth in the prior credit facility, (iv) certain negative covenants contained in the prior credit facility were relaxed, and (v) certain amendments were effected so as to accommodate the transactions with IP.

In addition to the Amended and Restated Credit Agreement, on January 1, 2018 the Company assumed the term loan indebtedness previously incurred by IP (the “Term Loan Credit Agreement”) in an aggregate amount of $660 million, repayable pursuant to the same amortization schedule (expressed as a percentage of the principal amount thereof) as the Term Loan A under the Amended and Restated Credit Agreement and has the same maturity date of January 1, 2023. The applicable margin interest rate pricing grid, covenants and other terms are substantially equivalent to those contained in the Amended and Restated Credit Agreement. The Term Loan Credit Agreement is secured by a lien and security interest in substantially all of the assets of GPIL on a pari passu basis with the liens and security interests securing the Amended and Restated Credit Agreement pursuant to the terms of a customary intercreditor agreement among the parties. The Amended and Restated Credit Agreement and Term Loan Credit Agreement are collectively referred to as the "Credit Agreement."

The Credit Agreement is guaranteed by GPIP and certain domestic subsidiaries, and the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC. For additional information on the financial statements of GPIP, see "Note 18 - Guarantor Consolidating Financial Statements” of the Notes to the Consolidated Financial Statements of GPIL in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission.

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

As of June 30, 2018, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Data concerning RSUs granted in the first six months of 2018 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,504,630	$14.82
Stock Awards - Board of Directors	51,226	$15.03

During the six months ended June 30, 2018 and 2017, $8.0 million and $0.9 million, respectively, were charged to compensation expense for stock incentive plans.

During the six months ended June 30, 2018 and 2017, approximately 0.6 million and 1.0 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2015 and 2014, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2018	2017	2018	2017	2018	2017	2018	2017
Components of Net Periodic Cost:
Service Cost	$4.6	$1.9	$9.2	$4.5	$0.1	$0.2	$0.3	$0.4
Interest Cost	10.5	10.6	21.0	21.2	0.3	0.4	0.6	0.7
Administrative Expenses	0.1	—	0.2	—	—	—	—	—
Expected Return on Plan Assets	(15.9)	(15.9)	(31.9)	(31.9)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.2	0.2	0.3	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	1.4	1.5	2.8	3.2	(0.4)	(0.6)	(0.9)	(1.1)
Net Periodic Cost (Benefit)	$0.8	$(1.7)	$1.5	$(2.7)	$—	$—	$(0.1)	$(0.1)

Employer Contributions

The Company made contributions of $2.0 million and $11.4 million to its pension plans during the first six months of 2018 and 2017, respectively. The Company expects to make contributions of $5 million to $10 million for the full year 2018. During 2017, the Company made $119.1 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.3 million and $1.2 million during the first six months of 2018 and 2017, respectively. The Company estimates its postretirement health care benefit payments for the full year 2018 to be approximately $3 million. During 2017, the Company made postretirement health care benefit payments of $2.2 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of June 30, 2018:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/01/2017	10/01/2018	$250.0	1.16%
04/01/2018	01/01/2019	$150.0	2.03%
04/01/2018	01/01/2020	$150.0	2.25%
04/01/2018	10/01/2020	$150.0	2.36%
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first six months of 2018 and 2017, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, the resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed, and the ineffective portion of the swap contracts’ change in fair value recognized immediately in earnings. The Company has hedged approximately 22% of its expected natural gas usage for the remainder of 2018.

During the first six months of 2018 and 2017, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At June 30, 2018, multiple forward exchange contracts existed that expire on various dates through the remainder of 2018. Those purchased forward exchange contracts outstanding at June 30, 2018 and December 31, 2017, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2018 and December 31, 2017, had notional amounts totaling $29.4 million and $66.1 million, respectively.

No amounts were reclassified to earnings during the first six months of 2018 or during 2017 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2018 and December 31, 2017, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2018 and December 31, 2017, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2018 and December 31, 2017, had net notional amounts totaling $103.4 million and $90.1 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of June 30, 2018, the Company had a gross derivative asset of $2.9 million and a gross derivative liability of $0.9 million, related to interest rate, foreign currency and commodity contracts. As of June 30, 2018, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at June 30, 2018 and December 31, 2017 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $2,929.0 million and $2,299.1 million as compared to the carrying amounts of $2,946.2 million and $2,247.9 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2017	$(0.3)
Reclassification to Earnings	0.2
Current Period Change in Fair Value	1.9
Balance at June 30, 2018	$1.8

At June 30, 2018, the Company expects to reclassify approximately $1.1 million of gains in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

During the six months ended June 30, 2018, the Company recognized Income Tax Expense of $23.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $131.6 million. The effective tax rate for the six months ended June 30, 2018 is lower than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $4 million during the six months ended June 30, 2018 to reflect indirect impacts of the NACP Combination.

As disclosed in the Company’s financial statements in “Note 8 - Income Taxes” of the Notes to the Consolidated Financial Statements of the Company’s 2017 Form 10-K, the Company recorded provisional amounts in its 2017 financial statements to reflect the federal, state and foreign impacts of The Tax Cuts and Jobs Act (“The Act”) as well as to the balance of the Company’s deferred tax assets and liabilities. These amounts remain provisional and subject to the Securities and Exchange Commission's Staff Accountant Bulletin 118 as of June 30, 2018. No changes to the provisional amounts recorded in the 2017 financial statements were made during the six months ended June 30, 2018.

During the six months ended June 30, 2017, the Company recognized Income Tax Expense of $41.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $119.3 million. The effective tax rate for the six months ended June 30, 2017 was lower than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $2 million during the six months ended June 30, 2017 related to the excess benefit associated with share based payments to employees that vested during the period in accordance with the guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
NET SALES:
Paperboard Mills	$266.8	$96.9	$544.8	$195.0
Americas Paperboard Packaging	1,022.8	812.7	2,012.7	1,605.5
Europe Paperboard Packaging	184.7	138.7	359.2	278.4
Corporate/Other/Eliminations(a)	35.0	46.4	68.6	77.3
Total	$1,509.3	$1,094.7	$2,985.3	$2,156.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(8.4)	$(10.3)	$(15.1)	$(22.6)
Americas Paperboard Packaging	114.3	90.5	226.3	179.9
Europe Paperboard Packaging	12.8	9.0	27.5	16.0
Corporate and Other (b)	(8.4)	(5.4)	(54.4)	(17.9)
Total	$110.3	$83.8	$184.3	$155.4

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$57.2	$31.2	$108.7	$61.8
Americas Paperboard Packaging	37.3	29.5	78.3	59.7
Europe Paperboard Packaging	12.3	10.1	24.8	19.9
Corporate and Other	4.5	4.4	9.3	8.8
Total	$111.3	$75.2	$221.1	$150.2

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.

(b)	Includes expenses related to acquisitions, integration activities and shutdown costs.

For more information regarding the Company’s business segments, see “Note 14 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2017 Form 10-K.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2018	2017	2018	2017
Net Income Attributable to Graphic Packaging Holding Company	$49.4	$42.0	$79.3	$79.0
Weighted Average Shares:
Basic	310.7	310.7	310.6	311.8
Dilutive Effect of RSUs	0.6	0.4	0.7	0.7
Diluted	311.3	311.1	311.3	312.5
Income Per Share — Basic	$0.16	$0.14	$0.26	$0.25
Income Per Share — Diluted	$0.16	$0.14	$0.25	$0.25

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 — REDEEMABLE NONCONTROLLING INTEREST

As disclosed in "Note 1 - General Information," on January 1, 2018, the Company combined its business with IP's NACP business. Under the terms of the Transaction Agreement, GPIP issued 79,911,591 common units to IP which are exchangeable into shares of common stock of GPHC or cash following the second anniversary of the combination. In connection with the closing, the Company, GPIP, GPI Holding and IP entered into an Exchange Agreement (“Exchange Agreement”), which sets forth, among other things, the circumstances in which IP may exchange its common units for shares of common stock of the Company or the right to receive cash. Under the Exchange Agreement, the Company may not issue shares of common stock in exchange for more than 61,638,409 common units. Accordingly, the remaining 18,273,182 of common units are reflected as Redeemable Noncontrolling Interest on the Condensed Consolidated Balance Sheets.

At June 30, 2018, the redeemable noncontrolling interest was determined as follows:

In millions
Balance at December 31, 2017	$—
Issuance of Redeemable Noncontrolling Interest at January 1, 2018	283.5
Net Income Attributable to Redeemable Noncontrolling Interest	6.7
Other Comprehensive Loss, Net of Tax	(0.3)
Distributions of Membership Interest	(2.8)
Balance at June 30, 2018	$287.1

Redeemable noncontrolling interest is recorded at the greater of carrying amount of redemption value at the end of each period. The redemption value is determined by the closing stock price of the Company.

NOTE 13 — EQUITY

The following is a summary of the changes in total equity for the six months ended June 30, 2018:

In millions	Graphic Packaging Holding Company Shareholders Equity	Noncontrolling Interest (a)	Total Shareholders' Equity
Balance at December 31, 2017	$1,291.9	$—	$1,291.9
NACP Combination	390.1	443.7	833.8
Net Income	79.3	22.7	102.0
Other Comprehensive Loss, Net of Tax	(6.1)	(1.1)	(7.2)
Dividends Declared	(46.6)	—	(46.6)
Compensation Expense Under Share-Based Plans	8.0	—	8.0
Repurchase of Common Stock related to Share-Based Payments	(4.1)	—	(4.1)
Distributions of Membership Interest	—	(9.4)	(9.4)
Balance at June 30, 2018	$1,712.5	$455.9	$2,168.4

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in the components of Accumulated Other Comprehensive (Loss) Income attributable to GPHC for the six months ended June 30, 2018 are as follows(a):

In millions	Derivative Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2017	$(10.3)	$(242.5)	$15.8	$(101.8)	$(338.8)
Other Comprehensive Income (Loss) before Reclassifications	1.5	—	—	(10.8)	(9.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)(b)	0.2	2.4	(0.8)	—	1.8
Net Current-period Other Comprehensive Income (Loss)	1.7	2.4	(0.8)	(10.8)	(7.5)
Less:
Net Current-period Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest (c)	0.3	0.4	(0.1)	(2.0)	(1.4)
Balance at June 30, 2018	$(8.9)	$(240.5)	$15.1	$(110.6)	$(344.9)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.
(c) Includes amounts related to redeemable noncontrolling interest which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the six months ended June 30, 2018:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(0.4)		Cost of Sales
Foreign Currency Contracts	1.0		Other Expense (Income), Net
Interest Rate Swap Agreements	(0.4)		Interest Income, Net
	0.2		Total before Tax
	—		Tax Benefit
	$0.2		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.2	(a)
Actuarial Losses	2.8	(a)
	3.0		Total before Tax
	(0.6)		Tax Benefit
	$2.4		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(a)
Actuarial Gains	(0.9)	(a)
	(1.0)		Total before Tax
	0.2		Tax Expense
	$(0.8)		Net of Tax

Total Reclassifications for the Period	$1.8

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

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

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”), coated recycled board (“CRB”), and solid bleached sulfate ("SBS"). Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first six months of 2018 by $35.1 million, compared to the first six months of 2017. The higher costs in the six months ended June 30, 2018 were due to freight ($18.8 million), labor and benefit costs ($10.4 million), chemicals ($9.4 million), external board ($8.0 million) and other costs, net ($0.9 million), partially offset by lower secondary fiber cost ($8.0 million) and net energy related costs ($4.4 million).

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

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK, CRB, SBS, folding box board, and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

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

Debt Obligations. The Company had an aggregate principal amount of $2,987.8 million of outstanding debt obligations as of June 30, 2018. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company's Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2018 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•
Net Sales for the three months ended June 30, 2018, increased $414.6 million or 37.9% to $1,509.3 million from $1,094.7 million for the three months ended June 30, 2017, due to the NACP Combination and 2017 Acquisitions discussed below, favorable currency exchange rates and higher selling prices.

•
Income from Operations for the three months ended June 30, 2018 increased $26.5 million or 31.6% to $110.3 million from $83.8 million for the three months ended June 30, 2017 due to the NACP Combination and 2017 Acquisitions, cost savings through continuous improvement and other programs, and the higher selling prices, partially offset by higher inflation.

Acquisitions

•
On June 12, 2018, the Company acquired substantially all the assets of PFP, LLC and its related entity, PFP Dallas Converting, LLC (collectively, "PFP"), a converter focused on the production of paperboard-based air filter frames. The acquisition includes two facilities located in Lebanon, Tennessee and Lancaster, Texas.

•
On January 1, 2018, the Company combined its business with the North America Consumer Packaging business ("NACP") of International Paper Company's ("IP"), referred to as the NACP Combination. NACP was a leading producer of SBS paperboard and paper-based foodservice products. The NACP business included two SBS mills located in Augusta, Georgia and Texarkana, Texas, three converting facilities in the U.S. and one in the United Kingdom.

•
During 2017, the Company acquired Seydaco Packaging Corp. ("Seydaco"), Norgraft Packaging, S.A. ("Norgraft"), and Carton Craft Corporation ("Carton Craft"). These transactions are referred to collectively as the "2017 Acquisitions."

Capital Allocations

•	On May 23, 2018, the Company's board of directors declared a quarterly dividend of $0.075 per share of common stock paid on July 5, 2018 to shareholders of record as of June 15, 2018.

•
On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2017 share repurchase program"). The original $250 million share repurchase program was authorized on February 4, 2015 (the "2015 share repurchase program"). During the first six months of 2018, the Company did not repurchase any shares of its common stock. The Company repurchased approximately 4.3 million shares at an average price of $13.09 during the six months ended June 30, 2017, including approximately 1.4 million shares repurchased under the 2015 share repurchase program thereby completing that program. As of June 30, 2018, the Company has approximately $210 million available for additional repurchases under the 2017 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Net Sales	$1,509.3	$1,094.7	$2,985.3	$2,156.2
Income from Operations	110.3	83.8	184.3	155.4
Nonoperating Pension and Postretirement Benefit Income	4.1	3.8	8.3	7.7
Interest Expense, Net	(30.3)	(22.5)	(59.1)	(43.8)
Loss on Modification or Extinguishment of Debt	—	—	(1.9)	—
Income before Income Taxes and Equity Income of Unconsolidated Entity	84.1	65.1	131.6	119.3
Income Tax Expense	(18.5)	(23.6)	(23.6)	(41.2)
Income before Equity Income of Unconsolidated Entity	65.6	41.5	108.0	78.1
Equity Income of Unconsolidated Entity	0.4	0.5	0.7	0.9
Net Income	$66.0	$42.0	$108.7	$79.0

SECOND QUARTER 2018 COMPARED WITH SECOND QUARTER 2017

Net Sales

	Three Months Ended June 30,
In millions	2018	2017	Increase	Percent Change
Consolidated	$1,509.3	$1,094.7	$414.6	37.9%

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2017	Price	Volume/Mix	Exchange	Total	2018
Consolidated	$1,094.7	$8.0	$397.1	$9.5	$414.6	$1,509.3

The Company’s Net Sales for the three months ended June 30, 2018 increased by $414.6 million or 37.9% to $1,509.3 million from $1,094.7 million for the three months ended June 30, 2017, due to Net Sales of $398.5 million from the NACP Combination and 2017 Acquisitions, favorable currency exchange rates, primarily the Euro and the Great Britain Pound and higher selling prices. These increases were offset by lower open market volumes as the Company internalized more paperboard due to the shutdown of the Santa Clara mill in the fourth quarter of 2017. Core converting volumes were stable due to new product introductions offset by lower beverage volumes, primarily beer.

Income from Operations

	Three Months Ended June 30,
In millions	2018	2017	Increase	Percent Change
Consolidated	$110.3	$83.8	$26.5	31.6%

The components of the change in Income from Operations are as follows:

	Three Months Ended June 30,
		Variances
In millions	2017	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2018
Consolidated	$83.8	$8.0	$13.1	$(17.3)	$0.3	$22.4	$26.5	$110.3

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, shutdown and other special charges.

Income from Operations for the three months ended June 30, 2018 increased $26.5 million or 31.6% to $110.3 million from $83.8 million for the three months ended June 30, 2017 due to the NACP Combination and 2017 Acquisitions, cost savings through continuous improvement and other programs and the higher selling prices. These increases were partially offset by inflation and expenses related to stock compensation and integration activities. Inflation for the three months ended June 30, 2018 increased primarily due to freight ($8.9 million), labor and benefit costs ($5.2 million), chemicals ($4.5 million), external board ($3.8 million), wood ($1.2) and other costs, net ($1.0 million), partially offset by lower secondary fiber cost ($5.3 million) and net energy related costs ($2.0 million).

Interest Expense, Net

Interest Expense, Net was $30.3 million and $22.5 million for the three months ended June 30, 2018 and 2017, respectively. Interest Expense, Net increased due primarily to higher average debt balances and interest rates as compared to the same period in the prior year. As of June 30, 2018, approximately 42% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2018, the Company recognized Income Tax Expense of $18.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $84.1 million. The effective tax rate for the three months ended June 30, 2018 is different than the statutory rate primarily due to net income due to noncontrolling interest as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

During the three months ended June 30, 2017, the Company recognized Income Tax Expense of $23.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $65.1 million. The effective tax rate for the three months ended June 30, 2017 was different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions.

As of December 31, 2017, the Company had approximately $327 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income. Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2021.

FIRST SIX MONTHS 2018 COMPARED WITH FIRST SIX MONTHS 2017

Net Sales

	Six Months Ended June 30,
In millions	2018	2017	Increase	Percent Change
Consolidated	$2,985.3	$2,156.2	$829.1	38.5%

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2017	Price	Volume/Mix	Exchange	Total	2018
Consolidated	$2,156.2	$13.5	$782.1	$33.5	$829.1	$2,985.3

The Company’s Net Sales for the six months ended June 30, 2018 increased by $829.1 million or 38.5% to $2,985.3 million from $2,156.2 million for the six months ended June 30, 2017, due to Net Sales of $793.7 million from the NACP Combination and 2017 Acquisitions, favorable currency exchange rates, primarily the Euro and the Great Britain Pound and higher selling prices. These increases were offset by lower open market volumes as the Company internalized more paperboard due to the shutdown of the Santa Clara mill in the fourth quarter of 2017. Core volumes were stable due to new product introductions offset by lower beverage volumes.

Income from Operations

	Six Months Ended June 30,
In millions	2018	2017	Increase	Percent Change
Consolidated	$184.3	$155.4	$28.9	18.6%

The components of the change in Income from Operations are as follows:

	Six Months Ended June 30,
		Variances
In millions	2017	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2018
Consolidated	$155.4	$13.5	$13.4	$(35.1)	$4.8	$32.3	$28.9	$184.3

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, shutdown and other special charges.

Income from Operations for the six months ended June 30, 2018 increased $28.9 million or 18.6% to $184.3 million from $155.4 million for the six months ended June 30, 2017 due to the NACP Combination and 2017 Acquisitions, cost savings through continuous improvement and other programs, the higher selling prices and the impact related to planned downtime taken in 2017 to upgrade a paper machine in West Monroe, LA. These increases were partially offset by inflation and expenses related to the NACP Combination, integration activities and stock compensation. Inflation for the six months ended June 30, 2018 increased primarily due to freight ($18.8 million), labor and benefit costs ($10.4 million), chemicals ($9.4 million), external board ($8.0 million) and other costs, net ($0.9 million), partially offset by lower secondary fiber cost ($8.0 million) and net energy related costs ($4.4 million).

Interest Expense, Net

Interest Expense, Net was $59.1 million and $43.8 million for the six months ended June 30, 2018 and 2017, respectively. Interest Expense, Net increased due primarily to higher average debt balances and interest rates as compared to the same period in the prior year.

Income Tax Expense

During the six months ended June 30, 2018, the Company recognized Income Tax Expense of $23.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $131.6 million. The effective tax rate for the six months ended June 30, 2018 is different than the statutory rate primarily due to net income due to noncontrolling interest as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, approximately $4 million was recorded to reflect the indirect impacts of the NACP Combination.

During the six months ended June 30, 2017, the Company recognized Income Tax Expense of $41.2 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $119.3 million. The effective tax rate for the six months ended June 30, 2017 was lower than the statutory rate due to the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during the six months ended June 30, 2017, the Company recorded a discrete benefit of approximately $2 million related to the excess tax benefit associated with share based payments to employees that vested during the period in accordance with the new guidance in ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which requires entities to recognize all income tax effects of excess tax benefits and tax deficiencies in the income statement during the period in which the awards vest or are settled.

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

Europe Paperboard Packaging includes paperboard packaging folding cartons, and cups, lids and food containers sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
NET SALES:
Paperboard Mills	$266.8	$96.9	$544.8	$195.0
Americas Paperboard Packaging	1,022.8	812.7	2,012.7	1,605.5
Europe Paperboard Packaging	184.7	138.7	359.2	278.4
Corporate/Other/Eliminations(a)	35.0	46.4	68.6	77.3
Total	$1,509.3	$1,094.7	$2,985.3	$2,156.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(8.4)	$(10.3)	$(15.1)	$(22.6)
Americas Paperboard Packaging	114.3	90.5	226.3	179.9
Europe Paperboard Packaging	12.8	9.0	27.5	16.0
Corporate and Other (b)	(8.4)	(5.4)	(54.4)	(17.9)
Total	$110.3	$83.8	$184.3	$155.4

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.

(b)	Includes expenses related to acquisitions, integration activities and shutdown costs.

2018 COMPARED WITH 2017

Second Quarter 2018 Compared to Second Quarter 2017
Paperboard Mills
Net Sales increased due to the NACP Combination and increased selling prices, partially offset by lower open market volume of CRB as the Company internalized more paperboard due to the closure of the Santa Clara Mill in the fourth quarter of 2017.

Loss from Operations decreased due to the NACP Combination, productivity improvements and the higher selling prices. During 2017, there was an approximate $14 million impact related to a maintenance cold outage at West Monroe, LA.

Americas Paperboard Packaging
Net Sales increased due to the NACP Combination, 2017 Acquisitions, and higher selling prices. Core volumes were stable due to new product introductions, offset by lower volume for beverage, primarily beer, and for certain consumer products, primarily dry food and cereal.

Income from Operations increased due to the NACP Combination, 2017 Acquisitions, the higher selling prices and cost savings through continuous improvement programs, partially offset by higher inflation, primarily for freight and labor and benefits.

Europe Paperboard Packaging
Net Sales increased due to the Norgraft acquisition and NACP Combination, favorable foreign currency exchange rates, and increased volumes for beverage, consumer and convenience products. These increased volumes are with current customers as well as volume related to new customers.

Income from Operations increased due to the same factors increasing Net Sales as well as, continuous improvement and other cost savings programs, partially offset by higher inflation, primarily external paperboard.

First Six Months 2018 Compared to First Six Months 2017
Paperboard Mills
Net Sales increased due to the NACP Combination, increased selling prices and favorable currency exchange rates, partially offset by lower open market volume of CRB as the Company internalized more paperboard due to the closure of the Santa Clara Mill in the fourth quarter of 2017.

Loss from Operations decreased due to the NACP Combination, the impact of the 2017 maintenance cold outage in West Monroe, LA, productivity improvements and the higher selling prices, partially offset by higher inflation. Inflation increased primarily for chemicals, freight and labor and benefits partially offset by lower secondary fiber and energy costs.

Americas Paperboard Packaging
Net Sales increased due to the NACP Combination, 2017 Acquisitions, higher selling prices and new product introductions, partially offset by lower volume for beverage and certain consumer products.

Income from Operations increased due to the NACP Combination, 2017 Acquisitions, the higher selling prices and cost savings through continuous improvement programs, partially offset by higher inflation, primarily for freight, labor and benefits and external board.

Europe Paperboard Packaging
Net Sales increased due to favorable foreign currency exchange rates, the Norgraft acquisition and NACP Combination, increased volumes for beverage, consumer and convenience products and higher selling prices.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2018	2017
Net Cash Used in Operating Activities	$(300.2)	$(103.9)
Net Cash Provided by Investing Activities	$299.7	$122.2
Net Cash Used in Financing Activities	$(15.2)	$(66.6)

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, which required the Company to classify consideration received for beneficial interest obtained for transferring trade receivables as investing activities instead of operating activities. The retrospective impact on the Company's consolidated statement of cash flows for the six months ended June 30, 2017 was a $269.0 million decrease to cash provided by operating activities and a corresponding increase to cash provided by investing activities.

Net cash used in operating activities for the first six months of 2018 totaled $300.2 million, compared to $103.9 million for the same period in 2017. The increase was due to an increase in receivables sold during the period and higher inventory. Pension contributions for the first six months of 2018 and 2017 were $2.0 million and $11.4 million, respectively.

Net cash provided by investing activities for the first six months of 2018 totaled $299.7 million, compared to $122.2 million for the same period in 2017. Capital spending was $173.4 million and $144.5 million in 2018 and 2017, respectively. In 2018, the Company received $3.4 million for acquisitions, which included cash received for the working capital settlement for the NACP Combination, partially offset by cash paid of approximately $34 million for the PFP acquisition and $2.4 million for the working capital true up for the Seydaco acquisition. Net cash receipts related to the accounts receivable securitization and sale programs were $473.1 million and $269.0 million in 2018 and 2017, respectively.

Net cash used in financing activities for the first six months of 2018 totaled $15.2 million, compared to $66.6 million for the same period in 2017. Current year activities include net borrowings under revolving credit facilities of $181.7 million, primarily for capital spending, and repaid debt of $134.1 million. The Company also paid dividends and distributions of $52.5 million and withheld $4.1 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units. In the prior year period, the Company had net borrowings under revolving credit facilities of $53.3 million and made payments on debt of $12.5 million. In addition, the Company paid dividends of $46.9 million, repurchased $59.6 million of its common stock and withheld $10.0 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations and investing activities, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of June 30, 2018 and June 30, 2017, respectively:

	Six Months Ended
	June 30,
In millions	2018	2017
Receivables Sold and Derecognized	$1,669.6	$683.2
Proceeds Collected on Behalf of Financial Institutions	1,632.0	644.3
Net Proceeds (Paid to) Received From Financial Institutions	(51.5)	29.9
Deferred Purchase Price(a)	202.4	38.3

(a) Included in Receivables, Net and represents receivables from the financial institution which have purchasing and servicing of receivable agreements, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2018 and 2017, the Company sold receivables of approximately $57 million and $34 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at June 30, 2018 and December 31, 2017, were approximately $621 million and $583 million, respectively.

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

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2018, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 2.82 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2018, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 10.33 to 1.00.

As of June 30, 2018, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2018 was $173.4 million compared to $144.5 million in the first six months of 2017. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

BUSINESS OUTLOOK

Total capital investment for 2018 is expected to be approximately $380 million and is expected to relate principally to the Company’s maintenance and process capability improvements (approximately $320 million), acquiring capital spares (approximately $50 million), and producing packaging machinery (approximately $10 million).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2017. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2018. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2017 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2017, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $250 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. During the second quarter of 2018, the Company did not repurchase any shares of its common stock. As of June 30, 2018, 22.3 million shares had been repurchased. The maximum number of shares that may be purchased under the share repurchase program described above in the future is 14.5 million based on the closing price of the Company's common stock as of June 29, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Ninth Amendment to the GPI Savings Plan dated May 10, 2018

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 24, 2018
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 24, 2018
Deborah R. Frank