Form 10-Q
period 2019-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2019-07-23
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 001-33988

Graphic Packaging Holding Company

(Exact name of registrant as specified in its charter)

Delaware			26-0405422
(State or other jurisdiction of			(I.R.S. employer
incorporation or organization)			identification no.)

1500 Riveredge Parkway, Suite 100
Atlanta	,	Georgia	30328
(Address of principal executive offices)			(Zip Code)

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

As of July 22, 2019, there were 293,970,406 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, reclassification of loss on derivative instruments, the expected closing of the Artistic Carton Company acquisition, capital investment, depreciation and amortization, interest expense, pension amortization and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2018 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2019	2018	2019	2018
Net Sales	$1,552.8	$1,510.9	$3,058.7	$2,988.3
Cost of Sales	1,265.0	1,273.4	2,504.8	2,526.9
Selling, General and Administrative	131.8	116.1	256.5	238.8
Other Expense, Net	1.7	2.5	2.9	3.4
Business Combinations and Shutdown and Other Special Charges, Net	9.9	8.6	16.1	34.9
Income from Operations	144.4	110.3	278.4	184.3
Nonoperating Pension and Postretirement Benefit Income (Expense)	—	4.1	(0.1)	8.3
Interest Expense, Net	(35.5)	(30.3)	(70.5)	(59.1)
Loss on Modification or Extinguishment of Debt	—	—	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	108.9	84.1	207.8	131.6
Income Tax Expense	(23.0)	(18.5)	(44.0)	(23.6)
Income before Equity Income of Unconsolidated Entity	85.9	65.6	163.8	108.0
Equity Income of Unconsolidated Entity	0.2	0.4	0.4	0.7
Net Income	86.1	66.0	164.2	108.7
Net Income Attributable to Noncontrolling Interest	(22.3)	(16.6)	(42.5)	(29.4)
Net Income Attributable to Graphic Packaging Holding Company	$63.8	$49.4	$121.7	$79.3

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.22	$0.16	$0.41	$0.26
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.22	$0.16	$0.41	$0.25
Cash Dividends Declared Per Share	$0.075	$0.075	$0.15	$0.15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended June 30,
2019
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income	$63.8	$17.2	$5.1	$86.1
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(4.4)	(1.3)	(0.4)	(6.1)
Pension and Postretirement Benefit Plans	0.9	0.4	0.1	1.4
Currency Translation Adjustment	(2.6)	(0.6)	(0.2)	(3.4)
Total Other Comprehensive Loss, Net of Tax	(6.1)	(1.5)	(0.5)	(8.1)
Total Comprehensive Income	$57.7	$15.7	$4.6	$78.0
2018
Net Income	$49.4	$12.8	$3.8	$66.0
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	2.0	0.4	0.1	2.5
Pension and Postretirement Benefit Plans	0.8	0.1	—	0.9
Currency Translation Adjustment	(24.8)	(4.7)	(1.4)	(30.9)
Total Other Comprehensive Loss, Net of Tax	(22.0)	(4.2)	(1.3)	(27.5)
Total Comprehensive Income	$27.4	$8.6	$2.5	$38.5

Six Months Ended June 30,
2019
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income	$121.7	$32.8	$9.7	$164.2
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(4.8)	(1.4)	(0.4)	(6.6)
Pension and Postretirement Benefit Plans	2.1	0.6	0.2	2.9
Currency Translation Adjustment	1.3	0.3	—	1.6
Total Other Comprehensive Loss, Net of Tax	(1.4)	(0.5)	(0.2)	(2.1)
Total Comprehensive Income	$120.3	$32.3	$9.5	$162.1
2018
Net Income	$79.3	$22.7	$6.7	$108.7
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	1.4	0.2	0.1	1.7
Pension and Postretirement Benefit Plans	1.3	0.2	0.1	1.6
Currency Translation Adjustment	(8.8)	(1.5)	(0.5)	(10.8)
Total Other Comprehensive Loss, Net of Tax	(6.1)	(1.1)	(0.3)	(7.5)
Total Comprehensive Income	$73.2	$21.6	$6.4	$101.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$64.7	$70.5
Receivables, Net	639.9	572.9
Inventories, Net	1,099.5	1,014.4
Other Current Assets	56.7	106.0
Total Current Assets	1,860.8	1,763.8
Property, Plant and Equipment, Net	3,199.4	3,239.7
Goodwill	1,467.0	1,460.6
Intangible Assets, Net	485.4	523.8
Other Assets	272.5	71.3
Total Assets	$7,285.1	$7,059.2

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$58.9	$52.0
Accounts Payable	644.7	711.6
Compensation and Employee Benefits	136.7	154.4
Other Accrued Liabilities	253.7	254.3
Total Current Liabilities	1,094.0	1,172.3
Long-Term Debt	2,997.5	2,905.1
Deferred Income Tax Liabilities	488.4	462.2
Accrued Pension and Postretirement Benefits	109.1	107.5
Other Noncurrent Liabilities	269.6	117.8

Redeemable Noncontrolling Interest (Note 14)	269.6	275.8

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 293,970,406 and 299,891,585 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2.9	3.0
Capital in Excess of Par Value	1,916.3	1,944.4
Retained Earnings	44.7	10.0
Accumulated Other Comprehensive Loss	(379.3)	(377.9)
Total Graphic Packaging Holding Company Shareholders' Equity	1,584.6	1,579.5
Noncontrolling Interest	472.3	439.0
Total Equity	2,056.9	2,018.5
Total Liabilities and Shareholders' Equity	$7,285.1	$7,059.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
In millions, except share amounts	Shares	Amount				Noncontrolling Interests	Total Equity
Balances at December 31, 2018	299,807,779	$3.0	$1,944.4	$10.0	$(377.9)	$439.0	$2,018.5
Net Income	—	—	—	57.9	—	15.6	73.5
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(0.4)	(0.1)	(0.5)
Pension and Postretirement Benefit Plans	—	—	—	—	1.2	0.2	1.4
Currency Translation Adjustment	—	—	—	—	3.9	0.9	4.8
Repurchase of Common Stock(a)	(5,033,426)	(0.1)	(27.2)	(32.2)	—	—	(59.5)
Dividends Declared	—	—	—	(22.1)	—	—	(22.1)
Reclassification of Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	(6.7)	(6.7)
Distribution of Membership Interest	—	—	—	—	—	(5.0)	(5.0)
Recognition of Stock-Based Compensation, Net	—	—	0.9	—	—	—	0.9
Issuance of Shares for Stock-Based Awards	530,196	—	—	—	—	—	—
Balances at March 31, 2019	295,304,549	$2.9	$1,918.1	$13.6	$(373.2)	$443.9	$2,005.3
Net Income	—	—	—	63.8	—	17.2	81.0
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(4.4)	(1.3)	(5.7)
Pension and Postretirement Benefit Plans	—	—	—	—	0.9	0.4	1.3
Currency Translation Adjustment	—	—	—	—	(2.6)	(0.6)	(3.2)
Repurchase of Common Stock	(1,428,470)	—	(7.7)	(10.6)	—	—	(18.3)
Dividends Declared	—	—	—	(22.1)	—	—	(22.1)
Reclassification of Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	19.1	19.1
Distribution of Membership Interest	—	—	—	—	—	(6.4)	(6.4)
Recognition of Stock-Based Compensation, Net	—	—	5.9	—	—	—	5.9
Issuance of Shares for Stock-Based Awards	94,327	—	—	—	—	—	—
Balances at June 30, 2019	293,970,406	$2.9	$1,916.3	$44.7	$(379.3)	$472.3	$2,056.9
(a) Includes 33,263 shares repurchased but not yet settled as of March 31, 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income
In millions, except share amounts	Shares	Amount				Noncontrolling Interests	Total Equity
Balances at December 31, 2017	309,715,624	$3.1	$1,683.6	$(56.0)	$(338.8)	$—	$1,291.9
NACP Combination	—	—	395.1	—	—	439.8	834.9
Net Income	—	—	—	29.9	—	9.9	39.8
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(0.6)	(0.2)	(0.8)
Pension and Postretirement Benefit Plans	—	—	—	—	0.5	0.1	0.6
Currency Translation Adjustment	—	—	—	—	16.0	3.2	19.2
Dividends Declared	—	—	—	(23.3)	—	—	(23.3)
Distribution of Membership Interest	—	—	—	—	—	(3.6)	(3.6)
Recognition of Stock-Based Compensation, Net	—	—	(0.9)	—	—	—	(0.9)
Issuance of Shares for Stock-Based Awards	563,903	—	—	—	—	—	—
Balances at March 31, 2018	310,279,527	$3.1	$2,077.8	$(49.4)	$(322.9)	$449.2	$2,157.8
NACP Combination	—	—	(5.0)	—	—	3.9	(1.1)
Net Income	—	—	—	49.4	—	12.8	62.2
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	2.0	0.4	2.4
Pension and Postretirement Benefit Plans	—	—	—	—	0.8	0.1	0.9
Currency Translation Adjustment	—	—	—	—	(24.8)	(4.7)	(29.5)
Dividends Declared	—	—	—	(23.3)	—	—	(23.3)
Distribution of Membership Interest	—	—	—	—	—	(5.8)	(5.8)
Recognition of Stock-Based Compensation, Net	—	—	4.8	—	—	—	4.8
Issuance of Shares for Stock-Based Awards	64,309	—	—	—	—	—	—
Balances at June 30, 2018	310,343,836	$3.1	$2,077.6	$(23.3)	$(344.9)	$455.9	$2,168.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$164.2	$108.7
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	227.3	221.1
Deferred Income Taxes	26.8	7.6
Amount of Postretirement Expense Greater (Less) Than Funding	5.1	(1.9)
Gain on the Sale of Assets	—	(1.5)
Other, Net	5.9	24.5
Changes in Operating Assets and Liabilities	(369.5)	(658.7)
Net Cash Provided by (Used in) Operating Activities	59.8	(300.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(146.2)	(167.3)
Packaging Machinery Spending	(12.1)	(6.1)
Acquisition of Businesses, Net of Cash Acquired	(2.0)	3.4
Beneficial Interest on Sold Receivables	309.6	624.0
Beneficial Interest Obtained in Exchange for Proceeds	(156.9)	(150.9)
Other, Net	(2.4)	(3.4)
Net Cash (Used in) Provided by Investing Activities	(10.0)	299.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(78.7)	—
Payments on Debt	(18.3)	(134.1)
Proceeds from Issuance of Debt	300.0	—
Borrowings under Revolving Credit Facilities	1,303.4	961.1
Payments on Revolving Credit Facilities	(1,495.3)	(779.4)
Repurchase of Common Stock related to Share-Based Payments	(4.0)	(4.1)
Debt Issuance Costs	(4.2)	(7.9)
Dividends and Distributions Paid to GPIP Partner	(58.3)	(52.5)
Other, Net	(1.0)	1.7
Net Cash Used in Financing Activities	(56.4)	(15.2)
Effect of Exchange Rate Changes on Cash	0.8	(0.8)
Net Decrease in Cash and Cash Equivalents	(5.8)	(16.5)
Cash and Cash Equivalents at Beginning of Period	70.5	67.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64.7	$50.9

Non-cash Investing Activities:
Beneficial Interest (Sold) Obtained in Exchange for Trade Receivables	$(102.2)	$583.9
Non-cash Investment in NACP Combination	—	1,235.7
Non-cash Investing Activities	$(102.2)	$1,819.6
Non-cash Financing Activities:
Non-cash Financing of NACP Combination	$—	$660.0
Non-Cash Financing Activities	$—	$660.0

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

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2019 and 2018, the Company recognized $1,548.1 million and $1,507.8 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2019 and 2018, the Company recognized $3,049.7 million and $2,976.0 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2019 and December 31, 2018 contract assets were $21.2 million and $19.6 million, respectively. The Company's contract liabilities consist principally of rebates, and as of June 30, 2019 and December 31, 2018 were $40.6 million and $42.5 million, respectively.

The Company did not have a material amount relating to backlog orders at June 30, 2019 or December 31, 2018.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of June 30, 2019 and 2018, respectively:

	Six Months Ended
	June 30,
In millions	2019	2018
Receivables Sold and Derecognized	$1,410.2	$1,669.6
Proceeds Collected on Behalf of Financial Institutions	1,077.2	1,632.0
Net Proceeds Paid to Financial Institutions	(3.6)	(51.5)
Deferred Purchase Price(a)	5.2	202.4
Pledged Receivables	124.0	—
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2019 and 2018, the Company sold receivables of approximately $73 million and $57 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at June 30, 2019 and December 31, 2018, were approximately $497 million and $602 million, respectively.

Capital Allocation Plan

On February 21, 2019 and May 22, 2019, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock paid on April 5, 2019 and July 5, 2019 to shareholders of record as of March 15, 2019 and June 15, 2019, respectively.

On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). The previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program"). During the first six months of 2019, the Company repurchased 6,461,896 shares of its common stock at an average price of $12.04, under the 2017 share repurchase program. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2018. As of June 30, 2019, the Company has approximately $512 million available for additional repurchases under the 2019 share repurchase program and the 2017 share repurchase program.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business Combinations and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Charges Associated with Business Combinations	$0.5	$6.6	$2.6	$33.6
Shutdown and Other Special Charges	9.4	2.0	13.5	2.8
Gain on Sale of Assets	—	—	—	(1.5)
Total	$9.9	$8.6	$16.1	$34.9

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

Effective January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Job Act (“The Act”). The Company adopted the amendment effective January 1, 2019 and elected not to reclassify the income tax effects of The Act from other comprehensive income to retained earnings. The Company’s policy with respect to stranded income tax effects in accumulated other comprehensive loss is to release these effects using the aggregate portfolio approach.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption on its financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20); Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This amendment removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The guidance is effective for fiscal years ending after December 15, 2020 and would be applied on a retrospective basis. The Company is currently evaluating the impact this guidance will have on its related disclosures.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2019	December 31, 2018
Finished Goods	$440.3	$426.9
Work in Progress	121.4	102.2
Raw Materials	369.0	319.9
Supplies	168.8	165.4
Total	$1,099.5	$1,014.4

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

During the quarter ended March 31, 2019, the acquisition accounting for Letica Foodservice was finalized, resulting in an approximately $5 million reduction in the value of property, plant and equipment.

During 2019, Net Sales and Loss from Operations for the Letica Foodservice and PFP acquisitions were $61.3 million and $4.2 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company’s 2018 Form 10-K.

On June 25, 2019, GPIL completed a private offering of $300.0 million aggregate principal amount of its senior unsecured notes due 2027. The Senior Notes will bear interest at an annual rate of 4.75%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility under its senior secured credit facility.

Long-Term Debt is comprised of the following:

In millions	June 30, 2019	December 31, 2018
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.83%, payable in 2027	$300.0	$—
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.17%, payable in 2024	300.0	300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.92%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.77%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (3.89% at June 30, 2019) payable through 2023	1,414.4	1,432.6
Senior Secured Revolving Facilities with interest payable at floating rates (3.05% at June 30, 2019) payable in 2023	220.4	399.0
Finance Leases	136.4	122.9
Other	6.3	26.5
Total Long-Term Debt	3,052.5	2,956.0
Less: Current Portion	40.8	40.3
	3,011.7	2,915.7
Less: Unamortized Deferred Debt Issuance Costs	14.2	10.6
Total	$2,997.5	$2,905.1

At June 30, 2019, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450.0	$138.8	$1,292.8
Senior Secured International Revolving Credit Facility	179.9	81.6	98.3
Other International Facilities	63.5	24.4	39.1
Total	$1,693.4	$244.8	$1,430.2

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $18.4 million as of June 30, 2019. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2019 and 2020 unless extended.

The Credit Agreement and the 4.75% Senior Notes due 2027 are guaranteed by GPIP and certain domestic subsidiaries, and the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC. For additional information on the financial statements of GPIP, see "Note 14 - Guarantor Condensed Consolidating Financial Statements” of the Notes to the Condensed Consolidated Financial Statements of GPIL in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024 and 4.75% Senior Notes due 2027 (the "Indentures") limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of June 30, 2019, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

The components of lease costs are as follows:

	Three Months Ended	Six Months Ended
In millions	June 30, 2019	June 30, 2019
Finance lease costs:
Amortization of right-of-use asset	$1.8	$3.6
Interest on lease liabilities	1.9	3.8
Operating lease costs	16.0	32.0
Short-term lease costs	2.9	6.5
Variable lease costs	1.1	2.1
Total lease costs, net	$23.7	$48.0

Supplemental cash flow information related to leases was as follows:

Six Months Ended
In millions	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31.3
Operating cash flows from finance leases	3.8
Financing cash flows from finance leases	1.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41.6
Finance leases	15.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

In millions, except lease term and discount rate	Balance Sheet Classification	June 30, 2019
Operating Leases:
Operating lease right-of-use asset	Other Assets	$200.7
Current operating lease liabilities	Other Current Liabilities	$53.7
Noncurrent operating lease liabilities	Other Noncurrent Liabilities	150.6
Total operating lease liabilities		$204.3

Finance Leases:
Property, Plant and Equipment		$142.1
Accumulated depreciation		(8.3)
Property, Plant and Equipment, net		$133.8
Current finance lease liabilities	Short-Term Debt and Current Portion of Long-Term Debt	$4.3
Noncurrent finance lease liabilities	Long-Term Debt	132.1
Total finance lease liabilities		$136.4

Weighted Average Remaining Lease Term (Years)
Operating leases		5
Finance leases		18

Weighted Average Discount Rate
Operating leases		3.68%
Finance leases		5.62%

Maturities of lease liabilities are as follows:

In millions
Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$31.9	$6.2
2020	54.1	12.5
2021	41.8	12.6
2022	32.6	12.2
2023	24.4	12.4
Thereafter	39.5	170.6
Total lease payments	224.3	226.5
Less imputed interest	(20.0)	(90.1)
Total	$204.3	$136.4

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

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs granted in the first six months of 2019 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	2,108,045	$12.29
Stock Awards — Board of Directors	74,760	$12.84

During the six months ended June 30, 2019 and 2018, $10.8 million and $8.0 million, respectively, were charged to compensation expense for stock incentive plans.

During the six months ended June 30, 2019 and 2018, 0.5 million and 0.6 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2016 and 2015, respectively.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2019	2018	2019	2018	2019	2018	2019	2018
Components of Net Periodic Cost:
Service Cost	$3.7	$4.6	$7.0	$9.2	$0.2	$0.1	$0.3	$0.3
Interest Cost	11.5	10.5	23.0	21.0	0.3	0.3	0.6	0.6
Administrative Expenses	0.1	0.1	0.2	0.2	—	—	—	—
Expected Return on Plan Assets	(13.7)	(15.9)	(27.5)	(31.9)	—	—	—	—
Amortization:
Prior Service Cost (Credit)	—	0.1	—	0.2	(0.1)	—	(0.1)	(0.1)
Actuarial Loss (Gain)	2.6	1.4	5.1	2.8	(0.7)	(0.4)	(1.2)	(0.9)
Net Periodic Cost (Benefit)	$4.2	$0.8	$7.8	$1.5	$(0.3)	$—	$(0.4)	$(0.1)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employer Contributions

The Company made contributions of $1.1 million and $2.0 million to its pension plans during the first six months of 2019 and 2018, respectively. The Company expects to make contributions of approximately $10 million for the full year 2019. During 2018, the Company made $5.8 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.2 million and $1.3 million during the first six months of 2019 and 2018, respectively. The Company estimates its postretirement health care benefit payments for the full year 2019 to be approximately $2 million. During 2018, the Company made postretirement health care benefit payments of $1.9 million.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of June 30, 2019:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/03/2018	01/01/2020	$150.0	2.25%
04/03/2018	10/01/2020	$150.0	2.36%
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first six months of 2019 and 2018, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 48% and 47% of its expected natural gas usage for the remainder of 2019 and all of 2020, respectively.

During the first six months of 2019 and 2018, there were no and minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts, respectively. Additionally, there were no amounts excluded from the measure of effectiveness.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2019, multiple forward exchange contracts existed that expire on various dates through the remainder of 2019. Those purchased forward exchange contracts outstanding at June 30, 2019 and December 31, 2018, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2019 and December 31, 2018, had notional amounts totaling $23.4 million and $51.6 million, respectively.

No amounts were reclassified to earnings during the first six months of 2019 or during 2018 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2019 and December 31, 2018, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months . Those foreign currency exchange contracts outstanding at June 30, 2019 and December 31, 2018, when aggregated and measured in U.S. dollars at exchange rates at June 30, 2019 and December 31, 2018, had net notional amounts totaling $90.8 million and $62.2 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of June 30, 2019, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	June 30,	December 31,	June 30,	December 31,
In millions	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate contracts	$0.2	$0.8	$7.8	$2.7
Foreign currency contracts	0.3	—	0.2	0.5
Commodity contracts	—	—	2.8	0.2
Total Derivatives	$0.5	$0.8	$10.8	$3.4

(a)
Derivative assets of $0.5 million and $0.7 million are included in Other Current Assets as of June 30, 2019 and December 31, 2018, respectively. Derivative assets of $0.1 million are included in Other Assets as of December 31, 2018.

(b)
Derivative liabilities of $6.0 million and $1.3 million are included in Other Accrued Liabilities as of June 30, 2019 and December 31, 2018, respectively. Derivative liabilities of $4.8 million and $2.1 million are included in Other Noncurrent Liabilities as of June 30, 2019 and December 31, 2018, respectively.

The fair values of the Company’s other financial assets and liabilities at June 30, 2019 and December 31, 2018 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $2,951.8 million and $2,762.5 million as compared to the carrying amounts of $2,916.1 million and $2,833.1 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of Loss (Gain) Recognized in Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018		2019	2018	2019	2018
Commodity Contracts	$3.6	$(0.3)	$2.7	$(0.9)	Cost of Sales	$(0.1)	$(0.2)	$0.1	$(0.4)
Foreign Currency Contracts	0.2	(2.4)	(0.9)	(0.3)	Other Expense, Net	—	0.6	(0.7)	1.0
Interest Rate Swap Agreements	3.8	—	5.8	(0.7)	Interest Expense, Net	0.1	(0.1)	0.1	(0.4)
Total	$7.6	$(2.7)	$7.6	$(1.9)		$—	$0.3	$(0.5)	$0.2

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2019	2018	2019	2018
Foreign Currency Contracts	Other Expense, Net	$1.5	$4.9	$1.4	$3.9

Accumulated Derivative Instruments Income (Loss)

The following is a rollforward of pre-tax Accumulated Derivative Instruments Income (Loss) which is included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019:

In millions
Balance at December 31, 2018	$(1.9)
Reclassification to Earnings	(0.5)
Current Period Change in Fair Value	(7.6)
Balance at June 30, 2019	$(10.0)

At June 30, 2019, the Company expects to reclassify $5.2 million of loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

During the six months ended June 30, 2019, the Company recognized Income Tax Expense of $44.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $207.8 million. The effective tax rate for the six months ended June 30, 2019 is lower than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

During the six months ended June 30, 2018, the Company recognized Income Tax Expense of $23.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $131.6 million. The effective tax rate for the six months ended June 30, 2018 was lower than the statutory rate primarily due to the tax effect of income attributable to non-controlling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded a discrete benefit of approximately $4 million during the six months ended June 30, 2018 to reflect indirect impacts of the NACP Combination.

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

NOTE 11 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees and corrugated products and ink supply. Payments to IP for the six months ended June 30, 2019 under these agreements were $0.1 million, $5.6 million (related to pass through wood purchases of approximately $124 million) and $12.7 million, respectively.  Payments to IP for the six months ended June 30, 2018 under these agreements were $14.6 million, $8.5 million (related to pass through wood purchases of approximately $100 million) and $14.7 million, respectively. In addition, approximately $2 million and $5 million of payments were made for purchases unrelated to these agreements for the six months ended June 30, 2019 and 2018, respectively.

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
NET SALES:
Paperboard Mills	$279.2	$267.2	$554.7	$545.6
Americas Paperboard Packaging	1,062.7	1,023.9	2,085.5	2,014.7
Europe Paperboard Packaging	177.2	184.8	351.0	359.4
Corporate/Other/Eliminations(a)	33.7	35.0	67.5	68.6
Total	$1,552.8	$1,510.9	$3,058.7	$2,988.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$12.5	$(8.4)	$8.5	$(15.1)
Americas Paperboard Packaging	125.3	114.3	250.9	226.3
Europe Paperboard Packaging	15.5	12.8	34.7	27.5
Corporate and Other(b)	(8.9)	(8.4)	(15.7)	(54.4)
Total	$144.4	$110.3	$278.4	$184.3

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$52.4	$57.2	$108.6	$108.7
Americas Paperboard Packaging	40.9	37.3	84.6	78.3
Europe Paperboard Packaging	11.8	12.3	23.6	24.8
Corporate and Other	5.1	4.5	10.5	9.3
Total	$110.2	$111.3	$227.3	$221.1

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.
(b) Includes expenses related to business combinations, gain on sale of assets and shutdown and other special charges.

For more information regarding the Company’s business segments, see “Note 15 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2018 Form 10-K.

NOTE 13 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2019	2018	2019	2018
Net Income Attributable to Graphic Packaging Holding Company	$63.8	$49.4	$121.7	$79.3
Weighted Average Shares:
Basic	295.2	310.7	296.3	310.6
Dilutive Effect of RSUs	0.5	0.6	0.7	0.7
Diluted	295.7	311.3	297.0	311.3
Income Per Share — Basic	$0.22	$0.16	$0.41	$0.26
Income Per Share — Diluted	$0.22	$0.16	$0.41	$0.25

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 — REDEEMABLE NONCONTROLLING INTEREST

For information regarding the Company's Redeemable Noncontrolling Interest, see "Note 14 — Redeemable Noncontrolling Interest" of the Notes to Consolidated Financial Statements of the Company's 2018 Form 10-K.

At June 30, 2019, the redeemable noncontrolling interest was determined as follows:

In millions
Balance at December 31, 2018	$275.8
Net Income Attributable to Redeemable Noncontrolling Interest	9.7
Other Comprehensive Loss, Net of Tax	(0.2)
Reclassification to Noncontrolling Interest for Share Repurchases(a)	(12.5)
Distributions of Membership Interest	(3.2)
Balance at June 30, 2019	$269.6

(a) In the second quarter of 2019, the Company recorded a reversal for a previous reclassification to redeemable noncontrolling interest back to noncontrolling interest related to share repurchases. The Company determined that this reclassification due to the share repurchases was not required.

Redeemable Noncontrolling Interest is recorded at the greater of carrying amount or redemption value at the end of each period. The redemption value is determined by the closing price of the Company's common stock.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the components of Accumulated Other Comprehensive Loss attributable to GPHC for the six months ended June 30, 2019 are as follows(a):

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2018	$(11.3)	$(246.1)	$(120.5)	$(377.9)
Other Comprehensive (Loss) Income before Reclassifications	(6.2)	(0.2)	1.6	(4.8)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(0.4)	3.1	—	2.7
Net Current-period Other Comprehensive (Loss) Income	(6.6)	2.9	1.6	(2.1)
Less:
Net Current-period Other Comprehensive Loss (Income) Attributable to Noncontrolling Interest(c)	1.8	(0.8)	(0.3)	0.7
Balance at June 30, 2019	$(16.1)	$(244.0)	$(119.2)	$(379.3)
(a) All amounts are net-of-tax.
(b) See following table for details about these reclassifications.
(c) Includes amounts related to redeemable noncontrolling interest which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the six months ended June 30, 2019:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$0.1		Cost of Sales
Foreign Currency Contracts	(0.7)		Other Expense, Net
Interest Rate Swap Agreements	0.1		Interest Income, Net
	(0.5)		Total before Tax
	0.1		Tax Expense
	$(0.4)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$—	(a)
Actuarial Losses	5.1	(a)
	5.1		Total before Tax
	(1.0)		Tax Benefit
	$4.1		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(a)
Actuarial Gains	(1.2)	(a)
	(1.3)		Total before Tax
	0.3		Tax Expense
	$(1.0)		Net of Tax

Total Reclassifications for the Period	$2.7

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 7 — Pensions and Other Postretirement Benefits").

NOTE 16 — SUBSEQUENT EVENTS

On July 23, 2019, the Company announced that it reached an agreement to acquire substantially all the assets of Artistic Carton Company (“Artistic”), through a subsidiary, subject to standard closing conditions. The transaction is expected to close in the third quarter of 2019.  The Artistic business includes one CRB mill located in White Pigeon, MI with an annual capacity of approximately 70,000 tons and two converting facilities located in Auburn, IN and Elgin, IL.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood pulp, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first six months of 2019 by $53.7 million, compared to the first six months of 2018. The higher costs in the six months ended June 30, 2019 were due to wood ($27.5 million), labor and benefit costs ($19.4 million), external board ($5.3 million), and other costs, net ($4.5 million), partially offset by lower secondary fiber cost ($3.0 million).

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

Debt Obligations. The Company had an aggregate principal amount of $3,070.6 million of outstanding debt obligations as of June 30, 2019. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company's Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2019 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•
Net Sales for the three months ended June 30, 2019, increased $41.9 million or 2.8% to $1,552.8 million from $1,510.9 million for the three months ended June 30, 2018, due to higher selling prices and the 2018 Acquisitions discussed below, partially offset by unfavorable foreign currency exchange rates and lower converting volumes.

•
Income from Operations for the three months ended June 30, 2019 increased $34.1 million or 30.9% to $144.4 million from $110.3 million for the three months ended June 30, 2018 due to the higher selling prices and cost savings through continuous improvement and other programs, partially offset by higher inflation and unfavorable foreign currency exchange rates.

Acquisitions

•
On September 30, 2018, the Company acquired substantially all the assets of the foodservice business of Letica Corporation, a subsidiary of RPC Group PLC ("Letica Foodservice"), a producer of paperboard-based cold cups, hot cups and cartons. The acquisition included two facilities located in Clarksville, Tennessee and Pittston, Pennsylvania.

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

Capital Allocations

•	On May 22, 2019, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock paid on July 5, 2019 to shareholders of record as of June 15, 2019.

•
On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). The previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program"). During the first six months of 2019, the Company repurchased 6,461,896 shares of its common stock at an average price of $12.04, all under the 2017 share repurchase program. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2018. As of June 30, 2019, the Company has approximately $512 million available for additional repurchases under the 2019 share repurchase program and the 2017 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Net Sales	$1,552.8	$1,510.9	$3,058.7	$2,988.3
Income from Operations	144.4	110.3	278.4	184.3
Nonoperating Pension and Postretirement Benefit Income (Expense)	—	4.1	(0.1)	8.3
Interest Expense, Net	(35.5)	(30.3)	(70.5)	(59.1)
Loss on Modification or Extinguishment of Debt	—	—	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	108.9	84.1	207.8	131.6
Income Tax Expense	(23.0)	(18.5)	(44.0)	(23.6)
Income before Equity Income of Unconsolidated Entity	85.9	65.6	163.8	108.0
Equity Income of Unconsolidated Entity	0.2	0.4	0.4	0.7
Net Income	$86.1	$66.0	$164.2	$108.7

SECOND QUARTER 2019 COMPARED WITH SECOND QUARTER 2018

Net Sales

	Three Months Ended June 30,
In millions	2019	2018	Increase	Percent Change
Consolidated	$1,552.8	$1,510.9	$41.9	2.8%

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2018	Price	Volume/Mix	Exchange	Total	2019
Consolidated	$1,510.9	$39.8	$16.3	$(14.2)	$41.9	$1,552.8

The Company’s Net Sales for the three months ended June 30, 2019 increased by $41.9 million or 2.8% to $1,552.8 million from $1,510.9 million for the three months ended June 30, 2018, due to higher selling prices, Net Sales of $27.5 million from the 2018 Acquisitions and higher mill open market volume. These increases were offset by lower converting volume and unfavorable foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar. The higher selling prices are the results of announced price increases which benefit inflationary pass throughs in the converting business as well as open market sales. Core converting volumes were down, primarily in dry and frozen foods, cereal and away from home, including cups, partially offset by higher global beverage volumes.

Income from Operations

	Three Months Ended June 30,
In millions	2019	2018	Increase	Percent Change
Consolidated	$144.4	$110.3	$34.1	30.9%

The components of the change in Income from Operations are as follows:

	Three Months Ended June 30,
		Variances
In millions	2018	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2019
Consolidated	$110.3	$39.8	$(3.1)	$(26.5)	$(2.3)	$26.2	$34.1	$144.4
(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, gain on sale of assets and shutdown and other special charges.

Income from Operations for the three months ended June 30, 2019 increased $34.1 million or 30.9% to $144.4 million from $110.3 million for the three months ended June 30, 2018 due to the higher selling prices, cost savings through continuous improvement programs, benefits from completed capital projects and synergies. These increases were partially offset by higher inflation, start-up costs associated with the Monroe, LA folding carton facility, increased incentive costs and unfavorable foreign currency exchange rates. Inflation for the three months ended June 30, 2019 increased due to wood ($15.0 million), labor and benefit costs ($10.4 million), and external board ($3.0 million), partially offset by lower secondary fiber cost ($1.9 million).

Interest Expense, Net

Interest Expense, Net was $35.5 million and $30.3 million for the three months ended June 30, 2019 and 2018, respectively. Interest Expense, Net increased due primarily to higher interest rates and average debt balances as compared to the same period in the prior year. As of June 30, 2019, approximately 38% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2019, the Company recognized Income Tax Expense of $23.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $108.9 million. The effective tax rate for the three months ended June 30, 2019 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

During the three months ended June 30, 2018, the Company recognized Income Tax Expense of $18.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $84.1 million. The effective tax rate for the three months ended June 30, 2018 was different than the statutory rate primarily due to net income due to noncontrolling interest as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

As of December 31, 2018, the Company had approximately $168 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income. Based on these NOLs and other tax benefits, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2021.

FIRST SIX MONTHS 2019 COMPARED WITH FIRST SIX MONTHS 2018

Net Sales

	Six Months Ended June 30,
In millions	2019	2018	Increase	Percent Change
Consolidated	$3,058.7	$2,988.3	$70.4	2.4%

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2018	Price	Volume/Mix	Exchange	Total	2019
Consolidated	$2,988.3	$72.0	$33.0	$(34.6)	$70.4	$3,058.7

The Company’s Net Sales for the six months ended June 30, 2019 increased by $70.4 million or 2.4% to $3,058.7 million from $2,988.3 million for the six months ended June 30, 2018, due to higher selling prices and Net Sales of $61.3 million from the 2018 Acquisitions. These increases were partially offset by lower converting and open market volume and unfavorable foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar. The higher selling prices are the results of announced price increases which benefit inflationary pass throughs in the converting business as well as open market sales. Core converting volumes were down, primarily in dry and frozen foods, cereal and away from home, including cups, partially offset by higher global beverage volumes and new product introductions.

Income from Operations

	Six Months Ended June 30,
In millions	2019	2018	Increase	Percent Change
Consolidated	$278.4	$184.3	$94.1	51.1%

The components of the change in Income from Operations are as follows:

	Six Months Ended June 30,
		Variances
In millions	2018	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2019
Consolidated	$184.3	$72.0	$(8.3)	$(53.7)	$(5.5)	$89.6	$94.1	$278.4
(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, gain on sale of assets and shutdown and other special charges.

Income from Operations for the six months ended June 30, 2019 increased $94.1 million or 51.1% to $278.4 million from $184.3 million for the six months ended June 30, 2018 due to the higher selling prices, cost savings through continuous improvement programs, benefits from completed capital projects and synergies and lower expenses related to acquisition and integration activities. These increases were partially offset by higher inflation, start-up costs associated with the Monroe, LA folding carton facility, increased incentive costs and unfavorable foreign currency exchange rates. Inflation for the six months ended June 30, 2019 increased primarily due to wood ($27.5 million), labor and benefit costs ($19.4 million), external board ($5.3 million), and other costs, net ($4.5 million), partially offset by lower secondary fiber cost ($3.0 million).

Interest Expense, Net

Interest Expense, Net was $70.5 million and $59.1 million for the six months ended June 30, 2019 and 2018, respectively. Interest Expense, Net increased due primarily to higher interest rates and average debt balances as compared to the same period in the prior year.

Income Tax Expense

During the six months ended June 30, 2019, the Company recognized Income Tax Expense of $44.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $207.8 million. The effective tax rate for the six months ended June 30, 2019 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

During the six months ended June 30, 2018, the Company recognized Income Tax Expense of $23.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $131.6 million. The effective tax rate for the six months ended June 30, 2018 was different than the statutory rate primarily due to net income due to noncontrolling interest as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, approximately $4 million was recorded to reflect the indirect impacts of the NACP Combination.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
NET SALES:
Paperboard Mills	$279.2	$267.2	$554.7	$545.6
Americas Paperboard Packaging	1,062.7	1,023.9	2,085.5	2,014.7
Europe Paperboard Packaging	177.2	184.8	351.0	359.4
Corporate/Other/Eliminations(a)	33.7	35.0	67.5	68.6
Total	$1,552.8	$1,510.9	$3,058.7	$2,988.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$12.5	$(8.4)	$8.5	$(15.1)
Americas Paperboard Packaging	125.3	114.3	250.9	226.3
Europe Paperboard Packaging	15.5	12.8	34.7	27.5
Corporate and Other(b)	(8.9)	(8.4)	(15.7)	(54.4)
Total	$144.4	$110.3	$278.4	$184.3

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.
(b) Includes expenses related to business combinations, gain on sale of assets and shutdown and other special charges.

2019 COMPARED WITH 2018

Second Quarter 2019 Compared to Second Quarter 2018
Paperboard Mills
Net Sales increased from prior year due to higher selling prices and higher open market volume of SUS and SBS. The Company also internalized more SUS and SBS paperboard.

Income from Operations increased due to the increased selling prices and productivity improvements, including benefits from capital projects, partially offset by higher inflation and market downtime taken for SBS. The higher inflation was primarily due to wood and labor and benefits partially offset by lower prices for secondary fiber.

Americas Paperboard Packaging
Net Sales increased due to higher selling prices and the 2018 Acquisitions. Lower volumes for certain consumer products, primarily dry and frozen foods, cereal and away from home, including cups were partially offset by higher beverage volumes and new product introductions. In beverage, soft drink, craft and specialty volumes increased while big beer volumes declined.

Income from Operations increased due to the higher selling prices and productivity improvements partially offset by higher inflation and start-up associated with the Monroe, LA folding carton facility. The higher inflation was primarily for labor and benefits and external board.

Europe Paperboard Packaging
Net Sales decreased as higher pricing and increased consumer product and beverage volumes were offset by unfavorable foreign currency exchange rates and lower convenience volume.

Income from Operations increased due to the higher selling prices and improved mix, partially offset by inflation, primarily labor and benefits and external board, and higher outsourcing costs.

First Six Months 2019 Compared to First Six Months 2018
Paperboard Mills
Net Sales increased from prior year due to higher selling prices and higher open market volume of SUS, partially offset by lower open market volume for CRB and SBS. The Company also internalized more SUS and SBS paperboard.

Income from Operations increased due to the increased selling prices and productivity improvements, including benefits from capital projects, partially offset by higher inflation and market downtime taken for SBS. The higher inflation was primarily due to wood and labor and benefits partially offset by lower prices for secondary fiber.

Americas Paperboard Packaging
Net Sales increased due to higher selling prices and the 2018 Acquisitions. Lower volumes for certain consumer products, primarily dry and frozen foods, cereal and away from home, including cups were partially offset by new product introductions. Beverage volumes rose slightly across all categories except big beer volumes declined.

Income from Operations increased due to the higher selling prices and productivity improvements partially offset by higher inflation and start-up associated with the Monroe, LA folding carton facility. The higher inflation was primarily for labor and benefits and external board.

Europe Paperboard Packaging
Net Sales decreased as higher selling prices and increased consumer product and beverage volumes were offset by unfavorable foreign currency exchange rates. The higher volumes reflect the increase in multi-pack beverage and a shift from plastics into paperboard solutions.

Income from Operations increased due to the higher selling prices, the improved volumes and cost savings through continuous improvement programs, partially offset by inflation, primarily labor and benefits and external board, unfavorable foreign currency exchange rates and higher outsourcing costs.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2019	2018
Net Cash Provided by (Used in) Operating Activities	$59.8	$(300.2)
Net Cash (Used in) Provided by Investing Activities	$(10.0)	$299.7
Net Cash Used in Financing Activities	$(56.4)	$(15.2)

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, which required the Company to classify consideration received for beneficial interest obtained for transferring trade receivables as investing activities instead of operating activities.

Net cash provided by operating activities for the first six months of 2019 totaled $59.8 million, compared to $300.2 million used in operating activities for the same period in 2018. The increase was due primarily to the restructuring of certain of the Company's accounts receivable sale and securitization programs as well as improved operations as compared to the same period in the prior year, partially offset by an increase in inventory. Pension contributions for the first six months of 2019 and 2018 were $1.1 million and $2.0 million, respectively.

Net cash used in investing activities for the first six months of 2019 totaled $10.0 million, compared to $299.7 million provided by investing activities for the same period in 2018. Capital spending was $158.3 million and $173.4 million in 2019 and 2018, respectively. In 2019, the Company paid the remaining $2.0 million for the Letica acquisition. Net beneficial interest decreased by $320.4 million as a result of the restructuring of certain of the Company's accounts receivable sale and securitization programs. In 2018, the Company received $3.4 million for acquisitions, which included cash received for the working capital settlement for the NACP Combination, partially offset by cash paid of approximately $34 million for the PFP acquisition and $2.4 million for the working capital true up for the Seydaco acquisition. Net cash receipts related to the accounts receivable securitization and sale programs were $152.7 million and $473.1 million in 2019 and 2018, respectively.

Net cash used in financing activities for the first six months of 2019 totaled $56.4 million, compared to $15.2 million for the same period in 2018. Current year activities include a debt offering of $300 million aggregate principal amount of 4.75% senior notes due 2027. The Company used the net proceeds to repay a portion of its outstanding borrowings under its senior secured revolving credit facility. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock and payments on debt of $18.3 million. The Company also paid dividends and distributions of $58.3 million and withheld $4.0 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company had net borrowings under revolving credit facilities of $181.7 million and made payments on debt of $134.1 million. In addition, the Company paid dividends and distributions of $52.5 million and withheld $4.1 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness, the funding of its capital expenditures, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024 and 4.75% Senior Notes due 2027 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of June 30, 2019 and June 30, 2018, respectively:

	Six Months Ended
	June 30,
In millions	2019	2018
Receivables Sold and Derecognized	$1,410.2	$1,669.6
Proceeds Collected on Behalf of Financial Institutions	1,077.2	1,632.0
Net Proceeds Paid to Financial Institutions	(3.6)	(51.5)
Deferred Purchase Price(a)	5.2	202.4
Pledged Receivables	124.0	—
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2019 and 2018, the Company sold receivables of approximately $73 million and $57 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were approximately $497 million and $602 million as of June 30, 2019 and December 31, 2018, respectively.

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

The Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2019, the Company was in compliance with such covenant and the ratio was 2.75 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2019, the Company was in compliance with such covenant and the ratio was 8.07 to 1.00.

As of June 30, 2019, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2019 was $158.3 million compared to $173.4 million in the first six months of 2018. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

BUSINESS OUTLOOK

Total capital investment for 2019 is expected to be approximately $325 million and is expected to relate principally to the Company’s process capability improvements (approximately $275 million), acquiring capital spares (approximately $40 million), and producing packaging machinery (approximately $10 million).

The Company also expects the following in 2019:

•	Depreciation and amortization expense between $440 million and $460 million, excluding approximately $10 million of pension amortization.

•	Interest expense of $135 million to $145 million, including approximately $4 million to $5 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Pension plan contributions of $10 million to $12 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2018. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2019. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2018 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2019, the Company purchased shares of its common stock under the 2017 program through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period (2019)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)
April 1, through April 30,	27,700	$12.49	37,917,169	2,178,468
May 1, through May 31,	1,400,770	$12.83	39,317,939	943,588
June 1, through June 30,	—	$—	39,317,939	877,442
Total	1,428,470	$12.82
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

GRAPHIC PACKAGING HOLDING COMPANY

(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 23, 2019
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 23, 2019
Deborah R. Frank