Form 10-K
period 2019-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2020-02-11
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 001-33988
Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware			26-0405422
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification no.)
1500 Riveredge Parkway, Suite 100
Atlanta	,	Georgia	30328
(Address of principal executive offices)			(Zip Code)

(770) 240-7200
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	GPK	New York Stock Exchange
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

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2019 was approximately $4.1 billion.

As of February 7, 2020 there were approximately 290,324,561 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the deductibility of goodwill for tax purposes, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, the anticipated reduction of International Paper Company's investment in Graphic Packaging International Partners, LLC, reclassification of loss on derivative instruments, termination of the U.S. pension plan and charges related thereto, charges associated with CRB mill exit activities, capital investment, depreciation and amortization, interest expense, pension plan contributions and post-retirement health care benefit payments in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Additional information regarding these and other risks is contained in Part I, Item 1A., Risk Factors. Undue reliance should not be placed on forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law.

PART I

ITEM 1.BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S.") and holds leading market positions in coated-recycled paperboard ("CRB"), coated unbleached kraft paperboard (“CUK”) and solid bleached sulfate paperboard ("SBS").

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

On January 1, 2018, GPHC, a Delaware corporation, International Paper Company, a New York corporation (“IP”), Graphic Packaging International Partners, LLC, a Delaware limited liability company formerly known as Gazelle Newco LLC and a wholly owned subsidiary of the Company (“GPIP”), and Graphic Packaging International, LLC, a Delaware limited liability company formerly known as Graphic Packaging International, Inc. and a direct subsidiary of GPIP (“GPIL”), completed a series of transactions pursuant to an agreement dated October 23, 2017, among the foregoing parties (the “Transaction Agreement”). Pursuant to the Transaction Agreement (i) a wholly owned subsidiary of the Company transferred its ownership interest in GPIL to GPIP; (ii) IP transferred its North America Consumer Packaging (“NACP”) business to GPIP, which was then subsequently transferred to GPIL; (iii) GPIP issued membership interests to IP, and IP was admitted as a member of GPIP; and (iv) GPIL assumed certain indebtedness of IP (the "NACP Combination").

GPI Holding III, LLC, an indirect wholly-owned subsidiary of the Company (“GPI Holding”), is the managing member of GPIP.

At the closing of the NACP Combination, GPIP issued 309,715,624 common units or 79.5% of the membership interests in GPIP to GPI Holding and 79,911,591 common units or 20.5% of the membership interests in GPIP to IP. Subject to certain restrictions, the common units held by IP are exchangeable into shares of common stock of GPHC or cash.

The following diagram illustrates the organization of the Company immediately subsequent to the transactions described above (not including subsidiaries of GPIL):

During 2019 and 2018, GPIP repurchased 20.8 million partnership units from GPI Holding, which increased IP's ownership interest in GPIP to 21.6% at December 31, 2019. The Company used the proceeds from these repurchases to repurchase 20.8 million shares of its common stock.

On January 28, 2020, the Company announced that IP notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million. As a result, IP’s ownership interest in GPIP decreased from 21.6% to 18.3%.

Unless otherwise negotiated by the parties, IP’s next opportunity to exchange their partnership units is 180 days from the purchase date and is limited to the lesser of $250 million or 25% of the units owned. IP will have further opportunities to exchange their partnership units 180 days after each exchange date. The Company may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

Acquisitions and Dispositions

Over the past five years, the Company has successfully completed over ten acquisitions and expects to pursue strategic acquisition opportunities in the future as part of its overall growth strategy.

2019

On August 1, 2019, the Company acquired substantially all the assets of Artistic Carton Company ("Artistic"), a diversified producer of folding cartons and CRB. The acquisition included two converting facilities located in Auburn, Indiana and Elgin, Illinois (included in the Americas Paperboard Packaging reportable segment) and one CRB mill located in White Pigeon, Michigan (included in the Paperboard Mills reportable segment).

2018

On September 30, 2018, the Company acquired substantially all the assets of the foodservice business of Letica Corporation, a subsidiary of RPC Group PLC ("Letica Foodservice"), a producer of paperboard-based cold and hot cups and cartons. The acquisition included two facilities located in Clarksville, Tennessee and Pittston, Pennsylvania. Letica Foodservice assets are included in the Americas Paperboard Packaging reportable segment.

On August 31, 2018, the Company sold its previously closed CRB mill site in Santa Clara, California.

On June 12, 2018, the Company acquired substantially all the assets of PFP, LLC and its related entity, PFP Dallas Converting, LLC (collectively, "PFP"), a converter focused on the production of paperboard based air filter frames. The acquisition included two facilities located in Lebanon, Tennessee and Lancaster, Texas. PFP assets are included in the Americas Paperboard Packaging reportable segment.

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

Capital Allocation Plan

On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). Two previous $250 million share repurchase programs were authorized on January 10, 2017 and February 4, 2015 (the "2017 share repurchase program" and the "2015 share repurchase program," respectively).

The following presents the Company's share repurchases for the years ended December 31, 2019, 2018, and 2017:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2019	$127.9	10,191,257	(a)	$12.55
2018	$120.0	10,566,144		$11.35
2017	$58.4	4,462,263	(b)	$13.08
(a) Includes 7,400,171 shares under the 2017 share repurchase program thereby completing that program.
(b) Includes 1,440,697 shares under the 2015 share repurchase program thereby completing that program.

At December 31, 2019, the Company had approximately $462 million of share repurchase authority remaining under the 2019 share repurchase program.

During 2019 and 2018, the Company paid cash dividends of $88.7 million and $93.1 million, respectively.

Products

The Company reports its results in three reportable segments as follows:

Paperboard Mills includes the nine North American paperboard mills which produce primarily CRB, CUK, and SBS, which is primarily consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers.

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

For reportable segment and geographic area information for each of the last three fiscal years, see Note 16 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data."
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

• prepared food and drinks, including snacks, quick-serve food and drinks for restaurants and food service providers;

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

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its CRB, CUK and SBS mills, as well as other grades of paperboard that are purchased from third-party suppliers.

Below is the production at each of the Company’s paperboard mills during 2019:

Location	Product	# of Machines	2019 Net Tons Produced
West Monroe, LA	CUK	2	910,759
Macon, GA	CUK	2	708,496
Kalamazoo, MI	CRB	2	493,130
Battle Creek, MI	CRB	2	210,673
Middletown, OH	CRB	1	169,475
East Angus, Québec	CRB	1	97,921
White Pigeon, MI (a)	CRB	1	28,025
Texarkana, TX	SBS	2	607,330
Augusta, GA	SBS	2	583,147
West Monroe, LA	Corrugated Medium	1	121,929
(a) Indicates net tons produced from August to December.

The Company consumes most of its coated board output in its converting operations, which is an integral part of the customer value proposition. In 2019, approximately 68% of combined mill sales of CRB, CUK and SBS was consumed internally.

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

The Company converts CRB, CUK and SBS, as well as other grades of paperboard, into cartons and containers at converting plants the Company operates in various locations globally, including a converting plant associated with the Company's joint venture in Japan, contract converters and at licensees outside the U.S. The converting plants print, cut, fold and glue paperboard into cartons and containers designed to meet customer specifications.

Joint Venture

The Company, through its GPIL subsidiary, is a party to a Japanese joint venture, Rengo Riverwood Packaging, Ltd. in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

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

During 2019 and 2018, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. The Company and WestRock Company ("WestRock") are the two major CUK producers in the U.S. Internationally, The Klabin Company in Brazil and Stora Enso in Sweden produce similar grades of paperboard.

In non-beverage consumer packaging and foodservice, the Company’s paperboard competes with WestRock CUK, as well as CRB and SBS from numerous competitors, and, internationally, folding boxboard and white-lined chip. There are a large number of producers in the paperboard markets. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

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

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH, East Angus, Quebec and White Pigeon, MI mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to pay lower prices for its recycled fiber needs given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2019 or 2018.

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

Patents and Trademarks

As of December 31, 2019, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 2,400 U.S. and foreign patents, with more than 450 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Fridge Vendor™, IntegraPak™, Keel Clip™, MicroFlex-Q™, MicroRite™, Quilt Wave™, Qwik Crisp™, Tite-Pak™, and Z-Flute™. The Company takes significant steps to protect its intellectual property and proprietary rights.

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

As of December 31, 2019, the Company had approximately 18,000 employees worldwide, of which approximately 41% were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2019, 422 of the Company’s employees were working under expired contracts, which are currently being negotiated, and 1,813 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. In 2019, the Company spent approximately $7 million of capital on projects to maintain compliance with environmental laws, regulations and the Company’s permits granted thereunder. In 2020, 2021, and 2022, the Company estimates it will spend approximately $10 million, $25 million and $35 million, respectively, for such projects, primarily the waste water treatment system upgrades at the Augusta, Georgia and Texarkana, Texas mills. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

The Company has made a significant number of acquisitions in recent years, including the NACP Combination, and expects to make additional strategic acquisitions in the future as part of its overall growth strategy. The Company's ability to continue to make strategic acquisitions from time to time and to integrate the acquired businesses successfully, including obtaining anticipated cost savings or synergies and expected operating results within a reasonable period of time, is an important factor in the Company's future growth. If the Company is unable to properly estimate, account for and realize the expected revenue and cash flow growth and other benefits from its acquisitions, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business.

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

The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Fridge Vendor, IntegraPak, Keel Clip, MicroFlex-Q, MicroRite, Quilt Wave, Qwik Crisp, Tite-Pak, and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

The Company's capital spending may not achieve the desired benefits, which could adversely impact future financial results.

The Company invests significant amounts of cash on capital projects each year which have expected returns to the Company. The Company's ability to execute on these projects in order to achieve planned outcomes, including obtaining expected returns and strategic long-term goals within a reasonable period of time, is an important factor in the Company's financial results and commitments to the market. As these investments start up, the Company may experience unanticipated business disruptions and not achieve the desired benefits or timelines. In addition, the Company's acquisitions may require more capital than expected to achieve synergies or expected operating results. Additional spending and unachieved benefits may adversely affect the Company's cash flow and results of operations.

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

The Company has converting plants and one paper mill in 11 countries outside of the U.S. and sells its products worldwide. For 2019, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 20% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. In addition, at December 31, 2019, approximately 17% of the Company's total assets were denominated in currencies other than the U.S. dollar.

The Company is also subject to the following significant risks associated with operating in foreign countries:

•Compliance with and enforcement of environmental, health and safety and labor laws and other regulations of the foreign countries in which the Company operates;
•Export compliance;
•Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and
•Imposition of new or increases in capital investment requirements and other financing requirements by foreign governments.

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

The Company’s information technology systems could suffer interruptions, failures or breaches and our business operations could be disrupted adversely affecting results of operations and the Company’s reputation.

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

The Company has been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, the Company has seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to the Company's reputation. However, the ever-evolving threats mean the Company and its third-party service providers and vendors must continually evaluate and adapt their respective systems and processes and overall security environment, as well as those of any companies acquired. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to the Company's business. Compliance with such requirements could also result in additional costs.

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

As of December 31, 2019, the Company had an aggregate principal amount of $2,872.8 million of outstanding debt.
Because of the Company's debt level, a portion of its cash flows from operations is dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Amended and Restated Credit Agreement, Term Loan Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024 and 4.75% Senior Notes due 2027 (the “Indentures”) may prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), the incurrence of liens, payment of dividends, share repurchases, the making of acquisitions and other investments and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

As of December 31, 2019, approximately 34% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased market interest rates.

ITEM 1B.UNRESOLVED STAFF COMMENTS

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

Location	Related Products or Use of Facility
Mills:
Augusta, GA	SBS
Battle Creek, MI	CRB
East Angus, Québec	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Texarkana, TX	SBS
West Monroe, LA	CUK; Corrugated Medium; Research and Development
White Pigeon, MI	CRB

Other:
Atlanta, GA(a)	Headquarters, Research and Development, Packaging Machinery and Design
Concord, NH(a)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(a)	Research and Development
Menomonee Falls, WI	Foodservice Rebuild Center

North American Converting Plants:		International Converting Plants:
Atlanta, GA(a)	Monterrey, Mexico(a)	Auckland, New Zealand(a)
Auburn, IN	New Albany, IN(b)	Bremen, Germany(a)
Carol Stream, IL	Newton, IA	Bristol, United Kingdom
Centralia, IL	North Portland, OR	Coalville, United Kingdom(a)
Charlotte, NC	Oroville, CA(a)	Gateshead, United Kingdom(a)
Clarksville, TN	Pacific, MO	Hoogerheide, Netherlands
Cobourg, Ontario(a)	Perry, GA	Newcastle Upon Tyne, United Kingdom(a)
Elgin, IL	Pittston, PA	Igualada, Spain
Elk Grove, IL(a)(b)	Prosperity, SC	Jundiai, Sao Paulo, Brazil
Fort Smith, AR(b)	Queretaro, Mexico(a)	Leeds, United Kingdom
Gordonsville, TN(a)	Shelbyville, IL	Masnieres, France(a)
Gresham, OR(a)	Solon, OH	Melbourne, Australia(a)
Hamel, MN	Staunton, VA	Miliaño, Spain
Irvine, CA	St.-Hyacinthe, Québec(a)	Portlaoise, Ireland(a)
Kalamazoo, MI	Tijuana, Mexico(a)	Requejada, Spain
Kendallville, IN	Tuscaloosa, AL	Sneek, Netherlands
Kenton, OH	Vancouver, WA(a)	Sydney, Australia(a)
Lancaster, TX	Valley Forge, PA	Winsford, United Kingdom (a)
Lawrenceburg, TN	Visalia, CA
Lebanon, TN (a)	Wayne, NJ
Lumberton, NC	Wausau, WI
Marion, OH	West Monroe, LA(b)
Mississauga, Ontario(a)(b)	Xenia, OH(a)
Mitchell, SD	Winnipeg, Manitoba
Monroe, LA (a)

Note:

(a)	Leased facility.
(b)	Multiple facilities in this location.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2019.
Michael P. Doss, 53, is the President and Chief Executive Officer of Graphic Packaging Holding Company. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of Graphic Packaging Holding Company. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to March 2008, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Stephen R. Scherger, 55, is the Executive Vice President and Chief Financial Officer of Graphic Packaging Holding Company. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President – Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined Graphic Packaging Holding Company in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and Chief Financial Officer, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, Chief Financial Officer Beverage Packaging and other executive-level positions.

Michael Farrell, 53, became the Executive Vice President, Mills Division of Graphic Packaging Holding Company in September 2018. Prior to that, he served as the Senior Vice President, Supply Chain from January to September 2018. Prior to January 2018, Mr. Farrell served as Vice President, Recycled Board Mills of Graphic Packaging International, LLC and its predecessor companies (“GPI”) from January 1, 2013; and Senior Manufacturing Manager of GPI from October 28, 2009 until December 31, 2012. From December 11, 2008 until October 27, 2009, Mr. Farrell was the Manufacturing Manager of the West Monroe, Louisiana mill and from September 1, 2006 until December 10, 2008 he was the General Manager of the Middletown, Ohio mill of GPI.

Lauren S. Tashma, 53, is the Executive Vice President, General Counsel and Secretary of Graphic Packaging Holding Company. She joined the Company in February 2014. Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., where she led the legal, compliance and EHS functions. Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Stacey Valy Panayiotou, 47, is the Executive Vice President, Human Resources of Graphic Packaging Holding Company. She joined the Company on April 22, 2019 from The Coca-Cola Company, where she held a variety of senior HR leadership roles, including Global Vice President of Talent and Development and Vice President, HR, Europe, Middle East & Africa, which consisted of over 120 countries. Prior to her global talent position, Ms. Panayiotou served as Vice President of Talent and Development, Organizational Effectiveness and Diversity and Inclusion and Learning for the Coca-Cola North America Group. Prior to that, she was Vice President of HR for the West business unit of Coca-Cola Enterprises, Inc. (CCE) and worked in corporate HR with The Coca-Cola Company. She also led the organization development function for Pactiv Corporation. Ms. Panayiotou was with The Coca-Cola Company from February 2006 through April 2019.

Hilde Van Moeseke, 49, is the Senior Vice President, Finance Americas, effective January 1, 2020, of Graphic Packaging Holding Company. From July 2017 to December 2019, Ms. Van Moeseke served as an executive officer as Senior Vice President and President, Europe, Middle East and Africa of Graphic Packaging Holding Company. From January 2017 to July 1, 2017, Ms. Van Moeseke served as Vice President, Finance Europe and Interim EMEA Leader of Graphic Packaging International, Inc. From July 2015 until January 2017, Ms. Van Moeseke was the Vice President, Finance Europe of Graphic Packaging International, Inc. Ms. Van Moeseke joined the Company in January 2014 as Director Controlling and was promoted to Director, Finance Europe in July 2014. Prior to January 2014, Ms. Van Moeseke held the position of Group Controller, Project Management, Shared Service Center and Accounting at Azelis Corporate Services S.A. for two years. She has also worked for the Walt Disney Company in Europe for six years in the positions of Director Finance and Controllership, Director Regional Studio Controllership, Regional Studio Controllership and Senior Manager. Ms. Van Moeseke has also served as a member of the Board of Directors for the European Carton Makers Association since September 2018.

Joseph P. Yost, 52, is the Executive Vice President, and President, Americas of Graphic Packaging Holding Company. Prior to January 5, 2017, Mr. Yost served as Senior Vice President, Global Beverage and Europe from September 1, 2015 to January 4, 2017, Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support – Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with Graphic Packaging Corporation; Manager, Operations Planning and Analysis – Consumer Products Division from 1999 to 2000 with Graphic Packaging Corporation; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share and dividend per share declared in each quarter of 2019 and 2018 are as follows:

	Common Stock Market Price
	High	Low	Dividends Declared
2019
First Quarter	$13.19	$10.54	$0.075
Second Quarter	14.34	12.41	0.075
Third Quarter	15.43	12.62	0.075
Fourth Quarter	16.95	14.06	0.075
2018
First Quarter	$16.74	$14.33	$0.075
Second Quarter	16.61	13.61	0.075
Third Quarter	15.22	13.71	0.075
Fourth Quarter	14.15	10.04	0.075

During 2019 and 2018, GPHC paid cash dividends of $88.7 million and $93.1 million, respectively.

The following presents the Company's share repurchases for the years ended December 31, 2019, 2018, and 2017:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2019	$127.9	10,191,257	(a)	$12.55
2018	$120.0	10,566,144		$11.35
2017	$58.4	4,462,263	(b)	$13.08
(a) Includes 7,400,171 shares repurchased under the 2017 share repurchase program, thereby completing that program.
(b) Includes 1,440,697 shares repurchased under the 2015 share repurchase program, thereby completing that program.

During the fourth quarter of 2019, the Company did not repurchase any shares of its common stock. At December 31, 2019, the Company had approximately $462 million of share repurchase authority remaining under the 2019 share repurchase program.

On June 25, 2019, GPIL completed a private offering of $300 million aggregate principal amount of its 4.75% senior unsecured notes due 2027 (the "Senior Notes"). The Senior Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Exchange Act, as amended. The offering was completed pursuant to a purchase agreement between the Company, GPIL and Field Container Queretaro (USA), L.L.C. and BofA Securities, Inc. as representative of the initial purchasers. The Company received net proceeds of the offering of approximately $295 million, after deducting the initial purchasers' discount and other transaction costs. The net proceeds of the offering were used to repay a portion of the outstanding borrowings under GPIL's revolving credit facility under its senior secured credit facility.

On February 4, 2020, there were 1,133 stockholders of record and approximately 36,849 beneficial holders of GPHC's common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of Graphic Packaging Holding Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2014 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Period Ending
Graphic Packaging Holding Company
S&P 500 Stock Index
Dow Jones U.S. Container & Packaging Index

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Graphic Packaging Holding Company	$100.00	$95.57	$94.58	$119.71	$84.28	$134.71
S&P 500 Stock Index	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Container & Packaging Index	100.00	95.69	113.93	135.60	110.58	142.19

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

		Year Ended December 31,
In millions, except per share amounts	2019	2018	2017	2016	2015
Statement of Operations Data:
Net Sales	$6,160.1	$6,029.4	$4,405.6	$4,301.0	$4,163.4
Income from Operations	534.1	458.2	327.9	407.4	430.1
Net Income	278.1	294.0	300.2	228.0	230.1
Net Income Attributable to Noncontrolling Interests	(71.3)	(72.9)	—	—	—
Net Income Attributable to Graphic Packaging Holding Company	206.8	221.1	300.2	228.0	230.1

Net Income Attributable to Graphic Packaging Holding Company Per Share Basis:
Basic	$0.70	$0.71	$0.97	$0.71	$0.70
Diluted	$0.70	$0.71	$0.96	$0.71	$0.70

Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$152.9	$70.5	$67.4	$59.1	$54.9
Total Assets	7,289.9	7,059.2	4,863.0	4,603.4	4,256.1
Total Debt	2,860.3	2,957.1	2,274.5	2,151.9	1,875.5
Total Equity	2,058.0	2,018.5	1,291.9	1,056.5	1,101.7

Additional Data:
Depreciation and Amortization	$447.2	$430.6	$330.3	$299.3	$280.5
Capital Spending, including Packaging Machinery	352.9	395.2	260.1	294.6	244.1
Dividends Declared per Share	0.30	0.30	0.30	0.225	0.20

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company’s past performance, financial condition and prospects. The following will be discussed and analyzed:

Overview of Business
Overview of 2019 Results
Results of Operations
Financial Condition, Liquidity and Capital Resources
Critical Accounting Policies
New Accounting Standards
Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s CRB, CUK, and SBS. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and folding carton assets; (iii) to develop and market innovative, sustainable products and applications that benefit from the consumer-led sustainability trends; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased year over year by $79.1 million in 2019 and increased year over year by $73.6 million in 2018. The higher costs in 2019 were due to labor and benefit costs ($40.4 million), wood ($39.6 million), external board ($12.1 million), partially offset by lower secondary fiber cost ($10.5 million), and other costs, net ($2.5 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2020 and 2021. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Debt Obligations. The Company had an aggregate principal amount of $2,872.8 million of outstanding debt obligations as of December 31, 2019. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a consolidated basis:

• Net Sales in 2019 increased by $130.7 million or 2.2%, to $6,160.1 million from $6,029.4 million in 2018 due to higher selling prices and the Artistic and 2018 Acquisitions discussed below, partially offset by unfavorable foreign currency exchange rates.

• Income from Operations in 2019 increased by $75.9 million or 16.6%, to $534.1 million from $458.2 million in 2018 due to the higher selling prices, cost savings through continuous improvement programs, benefits from completed capital projects, and the Augusta, Georgia mill outage in 2018. These increases were partially offset by higher inflation, start-up costs associated with the Monroe, Louisiana folding carton facility, the gain on the sale of Santa Clara in 2018, increased incentive costs and unfavorable foreign currency exchange rates.

Acquisitions and Dispositions

•On August 1, 2019, the Company acquired substantially all the assets of Artistic, a diversified producer of folding cartons and CRB. The acquisition included two converting facilities located in Auburn, Indiana and Elgin, Illinois (included in the Americas Paperboard Packaging reportable segment) and one CRB mill located in White Pigeon, Michigan (included in the Paperboard Mills reportable segment).

•During 2018, the Company completed the NACP Combination and the 2018 Acquisitions which included PFP and Letica Foodservice, and sold its previously closed CRB mill site in Santa Clara, California.

•During 2017, the Company completed the 2017 Acquisitions which included Seydaco, Norgraft and Carton Craft.

Capital Allocations

•During 2019, the Company repurchased 10.2 million shares of its outstanding common stock, or approximately $127.9 million, at an average price of $12.55 per share. At December 31, 2019, the Company had approximately $462 million available for additional repurchases under the 2019 share repurchase program.

•During 2019, GPHC declared cash dividends of $87.7 million and paid cash dividends of $88.7 million.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2019	2018	2017
Net Sales	$6,160.1	$6,029.4	$4,405.6
Income from Operations	$534.1	$458.2	$327.9
Nonoperating Pension and Postretirement Benefit (Expense) Income	(39.5)	14.9	14.8
Interest Expense, Net	(140.6)	(123.7)	(89.7)
Loss on Modification or Extinguishment of Debt	—	(1.9)	—
Income before Income Taxes and Equity Income of Unconsolidated Entity	$354.0	$347.5	$253.0
Income Tax (Expense) Benefit	(76.3)	(54.7)	45.5
Income before Equity Income of Unconsolidated Entity	$277.7	$292.8	$298.5
Equity Income of Unconsolidated Entity	0.4	1.2	1.7
Net Income	$278.1	$294.0	$300.2

2019 COMPARED WITH 2018

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2018	Price	Volume/Mix	Foreign Exchange	2019	Increase	Percent Change
Consolidated	$6,029.4	$131.2	$50.2	$(50.7)	$6,160.1	$130.7	2.2%

The Company's Net Sales in 2019 increased by $130.7 million or 2.2%, to $6,160.1 million from $6,029.4 million for the same period in 2018, due to higher selling prices and Net Sales of approximately $115 million from the Artistic and 2018 Acquisitions. These increases were partially offset by modestly lower converting volumes in the first half of the year and unfavorable foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar. The higher selling prices are the results of announced price increases which benefit from inflationary pass throughs in the converting business as well as open market sales. Core converting volumes were down, in dry and frozen foods and dairy products, partially offset by higher global beverage volumes and new product introductions.

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2018	Price	Volume/Mix	Inflation	Foreign Exchange	Other (a)	2019	Increase	Percent Change
Consolidated	$458.2	$131.2	$(31.2)	$(79.1)	$(6.2)	$61.2	$534.1	$75.9	16.6%
(a) Includes the Company's cost reduction initiatives, expenses related to acquisitions and integration activities, exit activities, gain on sale of assets and shutdown and other special charges.

The Company's Income from Operations for 2019 increased $75.9 million or 16.6%, to $534.1 million from $458.2 million for the same period in 2018 due to the higher selling prices, cost savings through continuous improvement programs, the Augusta, Georgia mill outage in 2018 (approximately $52 million), and benefits from completed capital projects and synergies. These increases were partially offset by higher inflation, product mix, the gain on the sale of the Santa Clara mill site in 2018, costs to dispose of idle and abandoned assets, costs associated with exit activities, start-up costs associated with the Monroe, Louisiana folding carton facility, increased incentive costs and unfavorable foreign currency exchange rates. Inflation for 2019 increased due to labor and benefit costs ($40.4 million), wood ($39.6 million), external board ($12.1 million), partially offset by lower secondary fiber cost ($10.5 million), and other costs, net ($2.5 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was an expense of $39.5 million in 2019 versus income of $14.9 million in 2018. The increase in expense was due to a settlement charge of $39.2 million associated with lump sum payments, as well as lower expected return on assets and higher interest costs.

Interest Expense, Net

Interest Expense, Net increased by $16.9 million to $140.6 million in 2019 from $123.7 million in 2018. Interest Expense, Net increased due primarily to higher average debt balances slightly offset by lower average interest rates as compared to the prior year. As of December 31, 2019, approximately 34% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2019, the Company recognized Income Tax Expense of $76.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $354.0 million. During 2018, the Company recognized Income Tax Expense of $54.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $347.5 million. The effective tax rate for 2019 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during 2019, the Company recorded discrete expense of $4.8 million for a valuation allowance against the net deferred tax assets of the Company’s subsidiary in Australia. The effective tax rate in 2019 is higher than the effective tax rate in 2018 primarily due to the valuation allowance as compared to 2018. During 2018, the Company released its valuation allowance against the net deferred tax assets of its French subsidiary and recorded discrete benefits related to the true up of the effects of the Tax Cuts and Jobs Act enacted in 2017.
The Company has available net operating losses ("NOLs") of approximately $32 million for U.S. federal income tax purposes which may be used to offset future taxable income. Based on these NOLs, other tax attributes, tax benefits associated with planned capital projects, and the anticipated reduction in International Paper's investment in GPIP, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $0.4 million in 2019 and $1.2 million in 2018 and is related to the Company’s equity investment through its GPIL subsidiary, in the joint venture, Rengo Riverwood Packaging, Ltd.

2018 COMPARED WITH 2017

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2017	Price	Volume/Mix	Foreign Exchange	2018	Increase	Percent Change
Consolidated	$4,405.6	$52.9	$1,551.8	$19.1	$6,029.4	$1,623.8	36.9%

The Company’s Net Sales in 2018 increased by $1,623.8 million, or 36.9% to $6,029.4 million from $4,405.6 million in 2017 due to Net Sales of $1,547.9 million from the NACP Combination and the 2017 Acquisitions and the 2018 Acquisitions, higher selling prices and favorable currency exchange rates, primarily the Euro and the British Pound. These increases were offset by lower open market volumes as the Company internalized more paperboard due to the shutdown of the Santa Clara mill site in the fourth quarter of 2017. Core volumes were stable due to new product introductions offset by lower beverage volumes. The higher selling prices are the result of announced price increases which benefit open market sales as well as inflationary pass throughs in the converting businesses.

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2017	Price	Volume/Mix(a)	Inflation	Foreign Exchange	Other(b)	2018	Increase	Percent Change
Consolidated	$327.9	$52.9	$38.2	$(73.6)	$1.5	$111.3	$458.2	$130.3	39.7%
(a) Includes expenses related to the Augusta, Georgia mill outage and inflation for the NACP Combination of approximately $26 million.
(b) Includes the Company's cost reduction initiatives and expenses related to business combinations, gain on sale of assets, and shutdown and other special charges.

The Company's Income from Operations for 2018 increased $130.3 million or 39.7%, to $458.2 million from $327.9 million for the same period in 2017 due to the NACP Combination, the 2017 Acquisitions and the 2018 Acquisitions, the higher selling prices, a gain of $37.1 million from the sale of the Santa Clara mill, cost savings through continuous improvement and other programs and the impact related to planned downtime taken in 2017 to upgrade a paper machine in West Monroe, Louisiana. These increases were partially offset by inflation, the Augusta, Georgia mill outage (approximately $52 million), expenses related to the NACP Combination and integration activities and higher incentive compensation costs. Inflation for 2018 increased due to freight ($25.9 million), labor and benefit costs ($20.9 million), chemicals ($19.4 million), external board ($17.7 million), and other costs, net ($4.2 million), partially offset by lower secondary fiber cost ($14.5 million).

Interest Expense, Net

Interest Expense, Net increased by $34.0 million to $123.7 million in 2018 from $89.7 million in 2017. Interest Expense, Net increased due primarily to higher average debt balances and interest rates as compared to the prior year. As of December 31, 2018, approximately 41% of the Company's total debt was subject to floating interest rates.

Income Tax Expense

During 2018, the Company recognized Income Tax Expense of $54.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $347.5 million. During 2017, the Company recognized Income Tax Benefit of $45.5 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $253.0 million. The effective tax rate for 2018 is lower than the statutory rate primarily due to the tax effect of domestic income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during 2018, the Company recorded discrete benefits of approximately $4 million, $11 million and $2 million associated with the indirect impacts of the NACP Combination, an adjustment due to the estimated tax effects of the Tax Cuts and Jobs Act (the “Act”) and the release of a valuation allowance against the net deferred tax assets of the Company’s wholly-owned subsidiary in France, respectively.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $1.2 million in 2018 and $1.7 million in 2017 and is related to the Company’s equity investment through its GPIL subsidiary in the joint venture, Rengo Riverwood Packaging, Ltd.

Segment Reporting

The Company has three reportable segments as follows:
Paperboard Mills includes the nine North American paperboard mills which produce primarily CRB, CUK, and SBS, which is primarily consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Year Ended December 31,
In millions	2019	2018	2017
NET SALES:
Paperboard Mills	$1,094.8	$1,078.1	$399.7
Americas Paperboard Packaging	4,233.7	4,098.3	3,245.1
Europe Paperboard Packaging	689.3	695.9	593.5
Corporate/Other/Eliminations(a)	142.3	157.1	167.3
Total	$6,160.1	$6,029.4	$4,405.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)	$33.1	$30.6	$(35.0)
Americas Paperboard Packaging	477.7	420.1	358.2
Europe Paperboard Packaging	60.3	46.1	37.3
Corporate and Other(c)	(37.0)	(38.6)	(32.6)
Total	$534.1	$458.2	$327.9

(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2019, excludes $29.6 million related to the Augusta, Georgia mill outage in 2018 and includes accelerated depreciation related to shutdown of the Santa Clara mill in 2017.
(c) Includes expenses related to business combinations, exit activities, idle and abandoned assets, gain on sale of assets and shutdown and other special charges.

2019 COMPARED WITH 2018

Paperboard Mills - Net Sales increased from prior year due to higher selling prices and higher open market volume of SBS and CRB, due to the White Pigeon Mill acquired as part of the Artistic acquisition, partially offset by lower open market volume for CUK. The Company also internalized more CUK and SBS paperboard.

Income from Operations increased due to the higher selling prices and productivity improvements, including benefits from capital projects. These increases were partially offset by product mix, inflation, accelerated depreciation related to exit activities and modest market downtime taken for SBS. The higher inflation was primarily due to wood and labor and benefits, partially offset by lower prices for secondary fiber and energy.
Americas Paperboard Packaging - Net Sales increased due to higher selling prices and the Artistic and 2018 Acquisitions, partially offset by modestly lower converting volumes in the first half of the year. Certain consumer products, primarily dry and frozen foods and dairy products, experienced decreased volume, which was partially offset by increased volume from new product introductions. Beverage volumes rose across all categories except big beer.

Income from Operations increased due to the higher selling prices and productivity improvements partially offset by higher inflation and start-up costs associated with the Monroe, Louisiana folding carton facility. The higher inflation was primarily for labor and benefits and external board.
Europe Paperboard Packaging - Net Sales decreased slightly as unfavorable foreign currency exchange rates were partially offset by increased beverage, consumer product and convenience volumes and higher selling prices. The higher volumes reflect the increase in multi-pack beverage and a shift from plastics into paperboard solutions.

Income from Operations increased due to the higher selling prices, the improved volumes and cost savings through continuous improvement programs, partially offset by inflation, primarily labor and benefits and external board, unfavorable foreign currency exchange rates and higher outsourcing costs.

2018 COMPARED WITH 2017

Paperboard Mills - Net sales increased due to the NACP Combination and increased selling prices, partially offset by lower open market volume of CRB and CUK as the Company internalized more paperboard due to the closure of the Santa Clara Mill in the fourth quarter of 2017. During 2018, the Company announced a series of price increases related to its CRB, CUK and SBS open market paperboard.

Income from Operations increased due to the NACP Combination, the impact of the 2017 maintenance cold outage in West Monroe, Louisiana, productivity improvements and the higher selling prices, partially offset by the Augusta, Georgia mill outage, and higher inflation. Inflation increased primarily for chemicals, freight and labor and benefits, partially offset by lower secondary fiber and energy costs.

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

Cash Flows

	Years Ended December 31,
In millions	2019	2018
Net Cash Provided by (Used in) Operating Activities	$665.8	$(373.8)
Net Cash (Used in) Provided by Investing Activities	$(224.3)	$689.1
Net Cash Used In Financing Activities	$(360.8)	$(310.7)

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, which required the Company to classify consideration received for beneficial interest obtained for transferring trade receivables as investing activities instead of operating activities.

Net cash provided by operating activities in 2019 totaled $665.8 million, compared to $373.8 million used in operating activities in 2018. The increase was due primarily to the restructuring of certain of the Company's accounts receivable sale and securitization programs. Pension contributions in 2019 and 2018 were $11.3 million and $5.8 million, respectively.

Net cash used in investing activities in 2019 totaled $224.3 million, compared to $689.1 million provided by investing activities in 2018. Capital spending was $352.9 million and $395.2 million in 2019 and 2018, respectively. In 2019, the Company paid the remaining $2.0 million for the Letica acquisition and paid $52.5 million for the Artistic acquisition, including the working capital true-up. Net beneficial interest decreased as a result of the restructuring of certain of the Company's accounts receivable sale and securitization programs. In the prior year, the Company paid $89.4 million, net of cash acquired, for the 2018 Acquisitions. The Company also received cash from the sale of assets of $49.4 million in 2018. Net cash receipts related to the accounts receivable securitization and sale programs were $187.7 million and $1,131.2 million in 2019 and 2018, respectively.

Net cash used in financing activities in 2019 totaled $360.8 million, compared to $310.7 million in 2018. Current year activities include a debt offering of $300 million aggregate principal amount of 4.75% senior notes due 2027. The Company used the net proceeds to repay a portion of its outstanding borrowings under its senior secured revolving credit facility. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $128.8 million and payments on debt of $36.5 million. The Company also paid dividends and distributions of $112.7 million and withheld $4.1 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year, the Company had net borrowings under revolving credit facilities of $89.4 million, primarily for the 2018 Acquisitions, pension contributions of $5.8 million, and payments on debt of $152.4 million. The Company also paid dividends of $93.1 million and distributions to the GPIL Partner of $17.9 million, repurchased $119.1 million of its common stock, and withheld $4.3 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures, debt service on its indebtedness, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024 and 4.75% Senior Notes due 2027 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

As of December 31, 2019, the Company had approximately $32 million of NOLs for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Consolidated Statement of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
In millions	2019	2018
Receivables Sold and Derecognized	$2,654.2	$3,314.8
Proceeds Collected on Behalf of Financial Institutions	2,254.9	3,153.4
Net Proceeds Received From (Paid to) Financial Institutions	66.5	13.4
Deferred Purchase Price at December 31(a)	0.7	66.9
Pledged Receivables at December 31	177.5	43.0
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2019 and 2018, the Company sold receivables of approximately $238 million and $119 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were approximately $562 million and $559 million as of December 31, 2019 and 2018, respectively.

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

The Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2019, the Company was in compliance with such covenant and the ratio was 2.50 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2019, the Company was in compliance with such covenant and the ratio was 7.78 to 1.00.

As of December 31, 2019, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investments in 2019 were $359.1 million ($352.9 million was paid), compared to $409.2 million ($395.2 million was paid) in 2018. During 2019, the Company had capital spending of $307.8 million for improving process capabilities, $29.3 million for capital spares and $22.0 million for manufacturing packaging machinery.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2019 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$2,738.6	$45.8	$617.6	$1,771.6	$303.6
Operating Leases	225.6	60.8	87.0	47.1	30.7
Finance Leases	220.3	12.5	24.8	24.8	158.2
Interest Payable	513.1	137.0	221.4	63.4	91.3
Purchase Obligations(a)	221.2	57.8	49.5	36.8	77.1
Total Contractual Obligations(b)	$3,918.8	$313.9	$1,000.3	$1,943.7	$660.9
(a) Purchase obligations primarily consist of commitments for the purchase of fiber and chip processing.
(b) Certain amounts included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2019, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 20% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2019, approximately 17% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the euro, British pound sterling, the Australian dollar, the Canadian dollar, the Mexico peso or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment gain of $12.4 million, which was recorded in Other Comprehensive (Loss) Income for the year ended December 31, 2019. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2020 and 2021. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. In addition, the Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company’s pension expense for defined benefit pension plans was $54.9 million in 2019 compared to $3.3 million in 2018. The 2019 expense includes a $39.2 million charge associated with lump-sum settlements with certain participants. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 4.74% and 4.86% in 2019 and 2018, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2019, the net actuarial loss was $279.9 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. The actuarial loss is amortized over the average remaining life expectancy period of employees expected to receive benefits. In January 2020, following the purchase of a group annuity to transfer the benefit obligation to an insurance company, the Company expects the remaining actuarial loss to be approximately $90 million.

The discount rate used to determine the present value of future pension obligations at December 31, 2019 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 2.69% and 4.14% in 2019 and 2018, respectively.

The Company’s pension expense is estimated to be approximately $164 million (includes approximately $150 million in settlement charges) in 2020. The estimate is based on a weighted average expected long-term rate of return of 4.12%, a weighted average discount rate of 2.69% and other assumptions. Pension expense beyond 2020 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $1 million and the December 31, 2019 projected benefit obligation would increase approximately $28 million.

The fair value of assets in the Company’s plans was $1,172.4 million at December 31, 2019 and $1,186.5 million at December 31, 2018. The projected benefit obligations exceed the fair value of plan assets by $83.0 million and $58.7 million as of December 31, 2019 and 2018, respectively. The accumulated benefit obligation (“ABO”) exceeded plan assets by $77.4 million at the end of 2019. At the end of 2018, the ABO exceeded the fair value of plan assets by $53.7 million.

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

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2019, the Company had seven reporting units, five of which had goodwill.

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. If the results of the qualitative analysis of any of the reporting units is inconclusive, or if significant changes in the business have occurred since the last quantitative impairment assessment, the Company will perform a quantitative analysis for those reporting units.

As of October 1, 2019, the Company performed a quantitative impairment test. The quantitative analysis involves calculating the fair value of each reporting unit by utilizing a discounted cash flow analysis based on the Company’s business plans, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA").

Estimating the fair value of the reporting unit involves uncertainties as it requires management to consider a number of factors, including but not limited to, future operating results, business plans, economic projections of revenues and operating margins, estimated future cash flows, and market data and analysis, including market capitalization. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments used to estimate reporting unit fair value and the related analysis of potential goodwill impairment.

The variability of the assumptions that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. Accordingly, the Company’s accounting estimates may materially change from period to period due to changing market factors. If the Company had used other assumptions and estimates or if different conditions occur in future periods, future operating results and cash flows could be materially impacted, and judgments and conclusions about the recoverability of goodwill could change. The assumptions used in the goodwill impairment testing process could also be adversely impacted by certain of the risks discussed in “Item 1A., Risk Factors” and thus could result in future goodwill impairment charges.

The Company performed its annual goodwill impairment tests as of October 1, 2019. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The discount rate used for each reporting unit ranged from 7.5% to 8.0%, and we utilized an EBITDA multiple of 8.5 times to calculate terminal period cash flows. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 32% and 17%, respectively, whereas all other reporting units exceeded by more than 50%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of our respective reporting units, the fair value of each reporting unit would have continued to exceed its carrying amount. The Foodservice and Australia reporting units had goodwill totaling $43.0 million and $14.4 million, respectively. The Company does not believe it is likely that there will be material changes in the assumptions or estimates used to calculate the reporting unit fair values.

• Recovery of Long-Lived Assets

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

As of December 31, 2019, the Company has recorded a valuation allowance of $41.1 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain federal tax credit carryforwards, certain state net operating loss carryforwards and certain state tax credit carryforwards. As of December 31, 2018, a total valuation allowance of $36.3 million was recorded.

As of December 31, 2019, the Company has only provided for deferred U.S. income taxes attributable to future withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. During 2019, the Company changed its assertion related to certain earnings of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on-hand and available for distribution after consideration of working capital needs and other debt settlement, however, with respect to the excess cash on hand, the Company asserts that it is not permanently reinvested. Due to the deemed taxation of all post-1986 earnings and profits required by the Act, as well as the amount of paid up capital available in Canada from which the Company can distribute earnings without incurring withholding tax, the Company has determined that no deferred tax liability should be recorded related to the outside basis difference of approximately $31.6 million.

The Company has not provided for deferred U.S. income taxes on approximately $35 million of its undistributed earnings in international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The Company’s assertion remains unchanged, despite the deemed taxation of all post-1986 earnings and profits required by the Act. The determination of the amount of the unrecognized deferred U.S. income tax liability (primarily withholding tax in certain jurisdictions and some state tax) on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

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

BUSINESS OUTLOOK

Total capital investment for 2020 is expected to be in the range of $600 million to $625 million.

The Company also expects the following in 2020, subject to finalization of acquisition accounting for the Artistic acquisition:

• Depreciation and amortization expense between $455 million and $465 million, excluding approximately $5 million of pension amortization and $20 million of accelerated depreciation related to exit activities.

• Pension plan contributions between $10 million and $20 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2019, the Company had active interest rate swap agreements with a notional amount of $500 million with $150 million expiring on January 1, 2020 and the remaining in October 2020 and 2022.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$—	$425.5	$0.5	$250.4	$300.4	$303.6	$1,280.4	$1,340.1
Average Interest Rate	—%	4.75%	1.82%	4.87%	4.12%	4.71%
Variable Rate	$36.5	$63.9	$127.7	$1,220.8	$—	$—	$1,448.9	$1,448.5
	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	—	—	—	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2020	2021	2022	2023	2024	Thereafter	Total
Notional	$300.0	$—	$200.0	$—	$—	$—	$500.0
Average Pay Rate	2.31%	—%	2.87%	—%	—%	—%
Average Receive Rate	LIBOR	—	LIBOR	—	—	—	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all receivables resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these receivables will be adversely affected by changes in exchange rates. At December 31, 2019, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2019, when aggregated and measured in U.S. dollars at December 31, 2019 contractual rates, had net notional amounts totaling $77.4 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2019 and 2018, there were no amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2019 and 2018.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2019
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$17.5	$—
Weighted average contractual exchange rate	107.86
Receive $US/Pay Euro	$42.9	$(0.8)
Weighted average contractual exchange rate	1.11
Receive $US/Pay GBP	$27.2	$(0.7)
Weighted average contractual exchange rate	1.30

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2020 and 2021. The carrying amount and fair value of the natural gas swap contracts is a net liability of $3.4 million as of December 31, 2019. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive (Loss) Income in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2019	2018	2017
Net Sales	$6,160.1	$6,029.4	$4,405.6
Cost of Sales	5,067.5	5,077.0	3,696.1
Selling, General and Administrative	511.8	472.1	347.5
Other Expense, Net	8.8	7.2	3.0
Business Combinations, Shutdown and Other Special Charges and Gain on Sale of Assets, Net	37.9	14.9	31.1
Income from Operations	534.1	458.2	327.9
Nonoperating Pension and Postretirement Benefit (Expense) Income	(39.5)	14.9	14.8
Interest Expense, Net	(140.6)	(123.7)	(89.7)
Loss on Modification or Extinguishment of Debt	—	(1.9)	—
Income before Income Taxes and Equity Income of Unconsolidated Entity	354.0	347.5	253.0
Income Tax (Expense) Benefit	(76.3)	(54.7)	45.5
Income before Equity Income of Unconsolidated Entity	277.7	292.8	298.5
Equity Income of Unconsolidated Entity	0.4	1.2	1.7
Net Income	$278.1	$294.0	$300.2
Net Income Attributable to Noncontrolling Interests	(71.3)	(72.9)	—
Net Income Attributable to Graphic Packaging Holding Company	$206.8	$221.1	$300.2

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.70	$0.71	$0.97
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.70	$0.71	$0.96

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,
2019
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income	$206.8	$55.0	$16.3	$278.1
Other Comprehensive (Loss) Income, Net of Tax
Derivative Instruments	(5.3)	(1.5)	(0.4)	(7.2)
Pension and Postretirement Benefit Plans	7.6	2.3	0.7	10.6
Currency Translation Adjustment	9.8	2.1	0.5	12.4
Total Other Comprehensive Income, Net of Tax	12.1	2.9	0.8	15.8
Total Comprehensive Income	$218.9	$57.9	$17.1	$293.9
2018
Net Income	$221.1	$56.3	$16.6	$294.0
Other Comprehensive Loss, Net of Tax:
Derivative Instruments	(1.0)	(0.2)	(0.1)	(1.3)
Pension and Postretirement Benefit Plans	(19.4)	(4.7)	(1.4)	(25.5)
Currency Translation Adjustment	(18.7)	(4.5)	(1.3)	(24.5)
Total Other Comprehensive Loss, Net of Tax	(39.1)	(9.4)	(2.8)	(51.3)
Total Comprehensive Income	$182.0	$46.9	$13.8	$242.7
2017
Net Income	$300.2	$—	$—	$300.2
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(4.9)	—	—	(4.9)
Pension and Postretirement Benefit Plans	8.8	—	—	8.8
Currency Translation Adjustment	44.9	—	—	44.9
Total Other Comprehensive Income, Net of Tax	48.8	—	—	48.8
Total Comprehensive Income	$349.0	$—	$—	$349.0

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share amounts	2019	2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$152.9	$70.5
Receivables, Net	504.5	572.9
Inventories, Net	1,095.9	1,014.4
Other Current Assets	52.3	106.0
Total Current Assets	1,805.6	1,763.8
Property, Plant and Equipment, Net	3,253.8	3,239.7
Goodwill	1,477.9	1,460.6
Intangible Assets, Net	477.3	523.8
Other Assets	275.3	71.3
Total Assets	$7,289.9	$7,059.2

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$50.4	$52.0
Accounts Payable	716.1	711.6
Compensation and Employee Benefits	168.4	154.4
Interest Payable	24.7	13.6
Other Accrued Liabilities	239.1	240.7
Total Current Liabilities	1,198.7	1,172.3
Long-Term Debt	2,809.9	2,905.1
Deferred Income Tax Liabilities	511.8	462.2
Accrued Pension and Postretirement Benefits	140.4	107.5
Other Noncurrent Liabilities	266.8	117.8

Commitments (Note 13)
Redeemable Noncontrolling Interest (Note 15)	304.3	275.8

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 290,246,907 and 299,891,585 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2.9	3.0
Capital in Excess of Par Value	1,876.7	1,944.4
Retained Earnings	56.4	10.0
Accumulated Other Comprehensive Loss	(365.8)	(377.9)
Total Graphic Packaging Holding Company Shareholders' Equity	1,570.2	1,579.5
Noncontrolling Interest	487.8	439.0
Total Equity	2,058.0	2,018.5
Total Liabilities and Shareholders' Equity	$7,289.9	$7,059.2
The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2016	313,145,785	$3.1	$1,709.0	$(268.0)	$(387.6)	$—	$1,056.5
Net Income	—	—	—	300.2	—	—	300.2
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(4.9)	—	(4.9)
Pension and Postretirement Benefit Plans	—	—	—	—	8.8	—	8.8
Currency Translation Adjustment	—	—	—	—	44.9	—	44.9
Repurchase of Common Stock	(4,462,263)	—	(24.2)	(34.2)	—	—	(58.4)
Dividends Declared	—	—	—	(93.1)	—	—	(93.1)
Pre-2017 Excess Tax Benefit related to Share-Based Payments	—	—	—	39.1	—	—	39.1
Recognition of Stock-Based Compensation	—	—	(1.2)	—	—	—	(1.2)
Issuance of Shares for Stock-Based Awards	1,032,102	—	—	—	—	—	—
Balances at December 31, 2017	309,715,624	$3.1	$1,683.6	$(56.0)	$(338.8)	$—	$1,291.9
NACP Combination	—	—	308.4	—	—	424.0	732.4
Net Income	—	—	—	221.1	—	56.3	277.4
Reclassification to Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	(12.5)	(12.5)
Distribution of Membership Interest	—	—	—	—	—	(19.4)	(19.4)
Other Comprehensive Loss, Net of Tax:
Derivative Instruments	—	—	—	—	(1.0)	(0.2)	(1.2)
Pension and Postretirement Benefit Plans	—	—	—	—	(19.4)	(4.7)	(24.1)
Currency Translation Adjustment	—	—	—	—	(18.7)	(4.5)	(23.2)
Repurchase of Common Stock(a)	(10,566,144)	(0.1)	(57.1)	(62.8)	—	—	(120.0)
Dividends Declared	—	—	—	(92.3)	—	—	(92.3)
Recognition of Stock-Based Compensation	—	—	9.5	—	—	—	9.5
Issuance of Shares for Stock-Based Awards	658,299	—	—	—	—	—	—
Balances at December 31, 2018	299,807,779	$3.0	$1,944.4	$10.0	$(377.9)	$439.0	$2,018.5
Net Income	—	—	—	206.8	—	55.0	261.8
Reclassification to Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	12.5	12.5
Redeemable Noncontrolling Interest Redemption Value Mark-up	—	—	(30.2)	—	—	—	(30.2)
Distribution of Membership Interest	—	—	—	—	—	(21.6)	(21.6)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(5.3)	(1.5)	(6.8)
Pension and Postretirement Benefit Plans	—	—	—	—	7.6	2.3	9.9
Currency Translation Adjustment	—	—	—	—	9.8	2.1	11.9
Repurchase of Common Stock	(10,191,257)	(0.1)	(55.1)	(72.7)	—	—	(127.9)
Dividends Declared	—	—	—	(87.7)	—	—	(87.7)
Recognition of Stock-Based Compensation	—	—	17.6	—	—	—	17.6
Issuance of Shares for Stock-Based Awards	630,385	—	—	—	—	—	—
Balances at December 31, 2019	290,246,907	$2.9	$1,876.7	$56.4	$(365.8)	$487.8	$2,058.0
(a) Includes 83,806 shares repurchased but not settled as of December 31, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$278.1	$294.0	$300.2

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	447.2	430.6	330.3
Amortization of Deferred Debt Issuance Costs	4.7	4.4	5.1
Deferred Income Taxes	52.7	26.0	(54.0)
Amount of Postretirement Expense Greater (Less) Than Funding	41.5	(4.7)	(127.1)
Gain on the Sale of Assets, net	—	(38.6)	(3.7)
Other, Net	15.1	35.3	2.0
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 3)	(173.5)	(1,120.8)	(645.3)
Net Cash Provided by (Used in) Operating Activities	665.8	(373.8)	(192.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(330.9)	(378.8)	(240.9)
Packaging Machinery Spending	(22.0)	(16.4)	(19.2)
Acquisition of Businesses, Net of Cash Acquired	(54.5)	(89.4)	(189.4)
Proceeds Received from Sale of Assets, Net of Selling Costs	—	49.4	7.9
Beneficial Interest on Sold Receivables	343.6	1,476.7	806.1
Beneficial Interest Obtained in Exchange for Proceeds	(155.9)	(345.5)	(97.4)
Other, Net	(4.6)	(6.9)	1.0
Net Cash (Used in) Provided by Investing Activities	(224.3)	689.1	268.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(128.8)	(119.1)	(62.1)
Payments on Debt	(36.5)	(152.4)	(25.0)
Proceeds from Issuance of Debt	300.0	—	—
Borrowings under Revolving Credit Facilities	2,497.5	1,876.9	1,202.9
Payments on Revolving Credit Facilities	(2,865.1)	(1,787.5)	(1,090.8)
Debt Issuance Costs	(5.0)	(7.9)	—
Repurchase of Common Stock related to Share-Based Payments	(4.1)	(4.3)	(10.2)
Dividends and Distributions Paid to GPIP Partner	(112.7)	(111.0)	(93.4)
Other, Net	(6.1)	(5.4)	8.8
Net Cash Used In Financing Activities	(360.8)	(310.7)	(69.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.7	(1.5)	2.5
Net Increase in Cash and Cash Equivalents	82.4	3.1	8.3
Cash and Cash Equivalents at Beginning of Year	70.5	67.4	59.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$152.9	$70.5	$67.4

Non-cash Investing Activities:
Beneficial Interest (Sold) Obtained in Exchange for Trade Receivables	$(68.8)	$1,025.7	$734.7
Non-cash Investment in NACP Combination	—	1,111.2	—
Non-cash Investing Activities	$(68.8)	$2,136.9	$734.7
Non-cash Financing Activities:
Non-cash Financing of NACP Combination	$—	$660.0	$—
Non-Cash Financing Activities	$—	$660.0	$—

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On January 1, 2018, GPHC, a Delaware corporation, International Paper Company, a New York corporation (“IP”), Graphic Packaging International Partners, LLC, a Delaware limited liability company formerly known as Gazelle Newco LLC and a wholly owned subsidiary of the Company (“GPIP”), and Graphic Packaging International, LLC, a Delaware limited liability company formerly known as Graphic Packaging International, Inc. and a subsidiary of GPIP (“GPIL”), completed a series of transactions pursuant to an agreement dated October 23, 2017 among the foregoing parties (the “Transaction Agreement”). Pursuant to the Transaction Agreement (i) a wholly owned subsidiary of the Company transferred its ownership interest in GPIL to GPIP; (ii) IP transferred its North America Consumer Packaging (“NACP”) business to GPIP, which was then subsequently transferred to GPIL; (iii) GPIP issued membership interests to IP, and IP was admitted as a member of GPIP; and (iv) GPIL assumed certain indebtedness of IP (the "NACP Combination").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following diagram illustrates the organization of the Company immediately subsequent to the transactions described above (not including subsidiaries of GPIL):

During 2019 and 2018, GPIP repurchased 20.8 million partnership units from GPI Holding, which increased IP's ownership interest in GPIP to 21.6% at December 31, 2019. The Company used the proceeds from these repurchases to repurchase 20.8 million shares of its common stock.

On January 28, 2020, the Company announced that IP notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million. As a result, IP’s ownership interest in GPIP decreased from 21.6% to 18.3%.

Unless otherwise negotiated by the parties, IP’s next opportunity to exchange their partnership units is 180 days from the purchase date and is limited to the lesser of $250 million or 25% of the units owned. IP will have further opportunities to exchange their partnership units 180 days after each exchange date. The Company may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

GPHC conducts no significant business and has no independent assets or operations other than its indirect ownership of GPIL's membership interest.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, slow-moving and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, impairment testing of goodwill and long-lived assets, fair values related to acquisition accounting, fair value of derivative financial instruments, share based compensation, deferred income tax assets and potential income tax assessments, and loss contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and other marketable securities that are highly liquid with maturities of three months or less.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Consolidated Statement of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
In millions	2019	2018
Receivables Sold and Derecognized	$2,654.2	$3,314.8
Proceeds Collected on Behalf of Financial Institutions	2,254.9	3,153.4
Net Proceeds Received From (Paid to) Financial Institutions	66.5	13.4
Deferred Purchase Price at December 31(a)	0.7	66.9
Pledged Receivables at December 31	177.5	43.0

(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2019 and 2018, the Company sold receivables of approximately $238 million and $119 million respectively, related to these factoring arrangements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $562 million and $559 million as of December 31, 2019 and 2018, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. As of and for the years ended December 31, 2019 and 2018, no customer accounted for more than 10% of net sales.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $2.8 million, $2.8 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Depreciation expense, including the depreciation expense of assets under capital leases, for 2019, 2018 and 2017 was $387.9 million, $360.6 million and $268.5 million, respectively.

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill is the Company’s only intangible asset not subject to amortization. The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization expense as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$946.5	$(497.6)	$448.9	$937.3	$(442.7)	$494.6
Patents, Trademarks, Licenses, and Leases	138.8	(110.4)	28.4	133.7	(104.5)	29.2
Total	$1,085.3	$(608.0)	$477.3	$1,071.0	$(547.2)	$523.8

The Company recorded amortization expense for the years ended December 31, 2019, 2018 and 2017 of $59.3 million,$70.0 million and $61.8 million, respectively. The Company expects amortization expense for the next five consecutive years to be as follows: $62 million, $59 million, $57 million, $55 million, and $53 million.

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

Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount (including goodwill), to the fair value of the reporting unit. When performing the quantitative analysis, the estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, operating results, business plans, economic projections, forecasts including future cash flows, and market data and analysis, including market capitalization. The assumptions used are based on what a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. However, the Company performed a quantitative impairment test as of October 1, 2019, and concluded goodwill was not impaired for any of its reporting units.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Mills	Americas Paperboard Packaging	Europe Paperboard Packaging	Corporate/Other(a)	Total
Balance at December 31, 2017	$408.5	$839.0	$59.5	$16.0	$1,323.0
Acquisition of Businesses	98.3	43.1	(0.1)	—	141.3
Foreign Currency Effects	—	0.1	(2.2)	(1.6)	(3.7)
Balance at December 31, 2018	$506.8	$882.2	$57.2	$14.4	$1,460.6
Acquisition of Businesses	—	12.9	—	—	12.9
Foreign Currency Effects	—	1.8	2.6	—	4.4
Balance at December 31, 2019	$506.8	$896.9	$59.8	$14.4	$1,477.9

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

Revenue Recognition

The Company has two primary activities, manufacturing and converting paperboard, from which it generates revenue from contracts with customers, and revenue is disaggregated primarily by geography and type of activity as further explained in "Note 16-Business Segment and Geographic Area Information." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $6,140.8 million, $6,011.9 million and $4,384.9 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of December 31, 2019 and 2018, contract assets were $24.3 million and $19.6 million, respectively. The Company's contract liabilities consist principally of rebates, and as of December 31, 2019 and 2018 were $49.6 million and $42.5 million, respectively.

The Company did not have a material amount relating to backlog orders at December 31, 2019 or 2018.

Shipping and Handling

The Company includes shipping and handling costs in Cost of Sales.

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2019, 2018 and 2017 were $9.2 million, $8.7 million and $14.4 million, respectively.

Business Combinations, Shutdown and Other Special Charges and (Gain) on Sale of Assets, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges and Gain on Sale of Assets, Net in the Consolidated Statements of Operations for the year ended December 31:

In millions	2019	2018	2017
Charges Associated with Business Combinations	$4.1	$46.8	$16.2
Shutdown and Other Special Charges	23.6	6.7	18.6
Exit Activities	10.2	—	—
Gain on Sale of Assets	—	(38.6)	(3.7)
Total	$37.9	$14.9	$31.1

2019

On September 24, 2019, the Company announced its plan to invest approximately $600 million in a new CRB mill in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. Charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 20 — Exit Activities."

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capital Allocation Plan

On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). Two previous $250 million share repurchase programs were authorized on January 10, 2017 and February 4, 2015 (the "2017 share repurchase program") and (the "2015 share repurchase program"), respectively.

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and retained earnings.

The following presents the Company's share repurchases for the years ended December 31, 2019, 2018, and 2017:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2019	$127.9	10,191,257	(a)	$12.55
2018	$120.0	10,566,144		$11.35
2017	$58.4	4,462,263	(b)	$13.08

(a) Includes 7,400,171 shares under the 2017 share repurchase program thereby completing that program.
(b) Includes 1,440,697 shares under the 2015 share repurchase program, thereby completing that program.

At December 31, 2019, the Company had approximately $462 million remaining under the 2019 share repurchase program.

During 2019 and 2018, GPHC paid cash dividends of $88.7 million and $93.1 million, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The Company adopted ASC 842 effective January 1, 2019, prospectively. The adoption of this standard had a material impact on the Company’s financial position, with no material impact on the results of operations and cash flows (see "Note 6 - Leases").

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment model. Step 2 measures a goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized is limited to the amount of goodwill allocated to that reporting unit. The Company adopted the amendment effective October 1, 2019. The adoption of this standard did not have an impact on the Company’s financial position, results of operations and cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its financial position, results of operations, cash flows and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its related disclosures.

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

NOTE 2. SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2019	2018
Trade	$462.7	$475.9
Less: Allowance	(11.5)	(10.4)
	451.2	465.5
Other	53.3	107.4
Total	$504.5	$572.9

Inventories, Net by major class:

In millions	2019	2018
Finished Goods	$434.8	$426.9
Work in Progress	123.4	102.2
Raw Materials	370.0	319.9
Supplies	167.7	165.4
Total	$1,095.9	$1,014.4

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Assets:

In millions	2019	2018
Deferred Purchase Price	$0.7	$66.9
Prepaid Assets	41.2	28.6
Contract Assets, current portion	10.4	9.8
Fair Value of Derivatives, current portion	—	0.7
Total	$52.3	$106.0

Property, Plant and Equipment, Net:

In millions	2019	2018
Property, Plant and Equipment, at Cost:
Land and Improvements	$130.4	$134.1
Buildings(a)	655.5	608.5
Machinery and Equipment(b)	5,832.6	5,716.2
Construction-in-Progress	202.6	201.2
	6,821.1	6,660.0
Less: Accumulated Depreciation(a) (b)	(3,567.3)	(3,420.3)
Total	$3,253.8	$3,239.7

(a) Includes gross assets under finance lease of $105.5 million and related accumulated depreciation of $5.4 million as of December 31, 2019, and gross assets under finance lease of $95.5 million and related accumulated depreciation of $0.4 million as of December 31, 2018.
(b) Includes gross assets under finance lease of $36.6 million and related accumulated depreciation of $6.8 million as of December 31, 2019, and gross assets under finance lease of $39.6 million and related accumulated depreciation of $10.0 million as of December 31, 2018.

Other Assets:

In millions	2019	2018
Deferred Debt Issuance Costs, Net of Amortization of $14.1 million and $12.5 million for 2019 and 2018, respectively	$4.8	$6.4
Deferred Income Tax Assets	3.0	8.2
Pension Assets	25.6	19.0
Contract Assets, noncurrent portion	13.9	9.8
Fair Value of Derivatives, noncurrent portion	—	0.1
Operating Lease Right-of-Use Asset	202.8	—
Other	25.2	27.8
Total	$275.3	$71.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Accrued Liabilities:

In millions	2019	2018
Dividends Payable	$21.8	$22.5
Deferred Revenue	15.2	14.0
Accrued Customer Rebates	36.5	30.2
Fair Value of Derivatives, current portion	8.5	1.3
Other Accrued Taxes	38.4	44.4
Accrued Payables	31.4	30.3
Liabilities Payable to a Financial Institution	—	62.6
Operating Lease Liabilities, current portion	54.8	—
Other	32.5	35.4
Total	$239.1	$240.7

Other Noncurrent Liabilities:

In millions	2019	2018
Deferred Revenue	$5.3	$5.2
Multi-employer Plans	30.8	32.4
Workers Compensation Reserve	9.5	9.9
Fair Value of Derivatives, noncurrent portion	3.0	2.1
Unfavorable Supply Agreement	28.9	31.2
Operating Lease Liabilities, noncurrent portion	151.5	—
Other	37.8	37.0
Total	$266.8	$117.8

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Used In Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions:

In millions	2019	2018	2017
Receivables, Net	$(107.6)	$(1,158.1)	$(658.8)
Inventories, Net	(72.8)	(82.0)	(6.5)
Other Current Assets	(9.5)	0.3	0.8
Other Assets	(7.9)	(1.0)	(32.8)
Accounts Payable	(8.6)	76.2	27.0
Compensation and Employee Benefits	12.9	26.9	3.5
Income Taxes	(4.2)	0.6	2.3
Interest Payable	8.4	(4.1)	(1.7)
Other Accrued Liabilities	5.2	11.8	6.7
Other Noncurrent Liabilities	10.6	8.6	14.2
Total	$(173.5)	$(1,120.8)	$(645.3)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2019	2018	2017
Interest	$126.8	$125.0	$81.8
Income Taxes	$25.8	$25.8	$15.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4. BUSINESS COMBINATIONS

2019

On August 1, 2019, the Company completed the acquisition of Artistic, a diversified producer of folding cartons and CRB. The acquisition included two converting facilities located in Auburn, Indiana and Elgin, Illinois and one CRB paperboard mill located in White Pigeon, Michigan. The Company paid $52.5 million using existing cash and borrowings under its revolving credit facility. The acquisition accounting for the Artistic acquisition is preliminary as the Company is still reviewing the measurement of tangible and intangible assets and taxes. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisition was made to continue to integrate paperboard from the Company’s mills, to expand its product offering and to further optimize the Company’s supply chain footprint.

Tangible assets and liabilities were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. The Company recorded $6.5 million related to identifiable intangible assets (customer relationships), $38.5 million related to tangible assets (primarily working capital, land/buildings and equipment) and $7.5 million related to goodwill. Goodwill was recorded in the Americas Paperboard Packaging segment. The Company expects the goodwill to be deductible for tax purposes.

During 2019, Net Sales and Income from Operations from the Artistic acquisition were $31.2 million and $2.0 million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquisition accounting for the NACP Combination, PFP and the Letica Foodservice acquisitions as of December 31, 2018 was as follows:

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

As of December 31, 2018, the acquisition accounting for the NACP Combination and PFP Acquisition was complete and the acquisition accounting for Letica Foodservice was preliminary based on the estimated fair values of all assets and liabilities as of the acquisition date.

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

In millions, except per share data	Year Ended December 31, 2017
Net Sales	$5,912.5
Net Income Attributable to Graphic Packaging Holding Company	367.7
Income Per Share — Basic	1.18
Income Per Share — Diluted	1.18

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

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees, and corrugated products and ink supply. Payments to IP for the year ended December 31, 2019 under these agreements were $0.1 million, $12.4 million (related to pass through wood purchases of approximately $229.1 million) and $26.6 million, respectively. Payments to IP for the year ended December 31, 2018 under these agreements were $22.0 million, $15.9 million (related to pass through wood purchases of approximately $194 million) and $28.5 million, respectively. In addition, approximately $4 million and $6 million of payments were made for purchases unrelated to these agreements for the year ended December 31, 2019 and 2018, respectively.

2017

As disclosed in "Note 1 - General Information," in 2017, the Company acquired Seydaco, Norgraft, and Carton Craft, which are referred to collectively as the "2017 Acquisitions," for a total purchase price of approximately $189 million.

NOTE 5. DEBT

Short-Term Debt is comprised of the following:

In millions	2019	2018
Short Term Borrowings	$9.3	$11.7
Current Portion of Finance Lease Obligations	4.6	3.8
Current Portion of Long-Term Debt	36.5	36.5
Total	$50.4	$52.0

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2019 and 2018 was 2.1% and 8.4%, respectively.

On June 25, 2019, GPIL completed a private offering of $300.0 million aggregate principal amount of its senior unsecured notes due 2027. The Senior Notes will bear interest at an annual rate of 4.75%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt is comprised of the following:

In millions	2019	2018
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.82%, payable in 2027	$300.0	$—
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.17%, payable in 2024	300.0	300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.91%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.76%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (3.28% at December 31, 2019) payable through 2023	1,396.1	1,432.6
Senior Secured Revolving Credit Facilities with interest payable at floating rates (1.50% at December 31, 2019) payable in 2023	52.8	399.0
Finance Leases	134.2	122.9
Other	5.4	26.5
Total Long-Term Debt	2,863.5	2,956.0
Less: Current Portion	41.1	40.3
	2,822.4	2,915.7
Less: Unamortized Deferred Debt Issuance Costs	12.5	10.6
Total	$2,809.9	$2,905.1

Long-Term Debt maturities (excluding finance leases) are as follows:

In millions
2020	$36.5
2021	489.4
2022	128.2
2023	1,471.2
2024	300.4
After 2024	303.6
Total	$2,729.3

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

At December 31, 2019, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility (a)	$1,450.0	$—	$1,432.1
Senior Secured International Revolving Credit Facilities	178.0	52.8	125.2
Other International Facilities	59.7	14.6	45.1
Total	$1,687.7	$67.4	$1,602.4

(a) In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $17.9 million as of December 31, 2019. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire at various dates through 2020 unless extended.

The Credit Agreement and the 4.75% Senior Notes due 2027 are guaranteed by GPIP and certain domestic subsidiaries, and the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC and certain domestic subsidiaries. For additional information on the financial statements of GPIP, see "Note 19 - Guarantor Consolidating Financial Statements” of the Notes to the Consolidated Financial Statements of GPIL in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission.

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024 and 4.75% Senior Notes due 2027 (the “Indentures”) limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2019, the Company was in compliance with the covenants in the Amended and Restated Credit Agreement, the Term Loan Credit Agreement and the Indentures.

NOTE 6. LEASES

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

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

The components of lease costs are as follows:

Twelve Months Ended
In millions	December 31, 2019
Finance lease costs:
Amortization of right-of-use asset	$7.6
Interest on lease liabilities	7.8
Operating lease costs	64.8
Short-term lease costs	12.9
Variable lease costs	4.4
Total lease costs, net	$97.5

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended
In millions	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64.7
Operating cash flows from finance leases	7.8
Financing cash flows from finance leases	4.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	73.1
Finance leases	15.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental balance sheet information related to leases was as follows:

In millions, except lease term and discount rate	Balance Sheet Classification	December 31, 2019
Operating Leases:
Operating lease right-of-use asset	Other Assets	$202.8
Current operating lease liabilities	Other Current Liabilities	$54.8
Noncurrent operating lease liabilities	Other Noncurrent Liabilities	151.5
Total operating lease liabilities		$206.3

Finance Leases:
Property, Plant and Equipment		$142.1
Accumulated depreciation		(12.2)
Property, Plant and Equipment, net		$129.9
Current finance lease liabilities	Short-Term Debt and Current Portion of Long-Term Debt	$4.6
Noncurrent finance lease liabilities	Long-Term Debt	129.6
Total finance lease liabilities		$134.2

Weighted Average Remaining Lease Term (Years)
Operating leases		5
Finance leases		17

Weighted Average Discount Rate
Operating leases		3.57%
Finance leases		5.60%

Maturities of lease liabilities are as follows:

In millions
Year ending December 31,	Operating Leases	Finance Leases
2020	$60.8	$12.5
2021	48.4	12.6
2022	38.6	12.2
2023	29.0	12.4
2024	18.1	12.4
Thereafter	30.7	158.2
Total lease payments	225.6	220.3
Less imputed interest	(19.3)	(86.1)
Total	$206.3	$134.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7. STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from the Company’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards.

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

Data concerning RSUs and stock awards granted in the years ended December 31:

	2019	2018	2017
RSUs — Employees	2,187,603	1,951,738	1,472,995
Weighted-average grant date fair value	$12.37	$14.86	$13.52
Stock Awards — Board of Directors	74,760	51,226	65,520
Weighted-average grant date fair value	$12.84	$15.03	$13.43

A summary of the changes in the number of unvested RSUs from December 31, 2016 to December 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2016	4,667,675	$12.21
Granted(a)	1,472,995	13.52
Released	(1,720,327)	10.05
Forfeited	(622,463)	13.13
Performance adjustment(b)	74,054	9.93
Outstanding — December 31, 2017	3,871,934	$13.10
Granted(a)	1,951,738	14.86
Released	(744,757)	14.90
Forfeited	(210,553)	13.49
Performance adjustment(b)	(408,328)	15.10
Outstanding — December 31, 2018	4,460,034	$13.27
Granted(a)	2,187,603	12.37
Released	(900,516)	12.00
Forfeited	(187,729)	13.66
Performance adjustment(b)	(499,702)	11.57
Outstanding — December 31, 2019	5,059,690	$13.27
(a) Grant activity for all performance-based RSUs is disclosed at target.
(b) Reflects the number of RSUs above and below target levels based on actual performance measured at the end of the performance period.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The initial value of the service-based RSUs is based on the market value of the Company’s common stock on the date of grant. The 2019 performance-based RSU grants were valued using a Monte Carlo simulation as the total shareholder return contains a market condition. RSUs are recorded in Stockholders' Equity. The unrecognized expense at December 31, 2019 is approximately $31 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of the Company’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2019, 2018, and 2017, $21.7 million, $13.8 million and $8.9 million, respectively, were charged to compensation expense for stock incentive plans.

During 2019, 2018, and 2017, RSUs with an aggregate fair value of $11.1 million, $13.7 million and $23.2 million, respectively, vested and were paid out. The RSUs vested and paid out in 2019 were granted primarily during 2016.

NOTE 8. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

During the fourth quarter of 2017, the Company made an additional $75 million contribution to its U.S. defined benefit plan and also made an additional contribution of $6.8 million to its U.K. defined benefit plan.

During 2018, the Company began the process of terminating its largest U.S. pension plan (the "US Plan"). This included freezing the plan as of December 31, 2018 and spinning off the active participants to the plan established as part of the NACP Combination (the "NACP Plan"). The NACP Plan is open for union and non-union hourly employees of locations that were part of the NACP Combination. During the third quarter of 2019, the Company offered a lump-sum benefit option to certain participants in the US Plan. Lump sum payments of $150.2 million were paid in the fourth quarter of 2019 and the Company recognized a non-cash settlement charge of $39.2 million associated with the payouts. In the first quarter of 2020, the Company agreed to purchase a group annuity contract that will transfer the remaining pension benefit obligation under the US Plan of approximately $750 million to an insurance company and expects to incur an additional non-cash settlement charge of approximately $150 million related to this transfer. These non-cash settlement charges relate to Net Actuarial Loss recognized in Accumulated Other Comprehensive Loss.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2019	2018	2017	2019	2018	2017
Components of Net Periodic Cost:
Service Cost	$14.0	$17.3	$8.2	$0.5	$0.6	$0.8
Interest Cost	46.1	41.8	42.6	1.2	1.2	1.3
Expected Return on Plan Assets	(54.9)	(63.6)	(64.1)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.4	0.5	(0.3)	(0.3)	(0.3)
Actuarial Loss (Gain)	10.0	5.9	6.5	(2.3)	(1.8)	(2.1)
Net Curtailment/Settlement Loss	39.2	1.0	—	—	—	—
Other	0.3	0.5	0.8	—	—	—
Net Periodic Cost (Benefit)	$54.9	$3.3	$(5.5)	$(0.9)	$(0.3)	$(0.3)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Weighted Average Assumptions:
Discount Rate	4.14%	3.49%	4.01%	4.29%	3.64%	4.10%
Rate of Increase in Future Compensation Levels	2.37%	2.09%	1.45%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	4.74%	4.86%	5.79%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	9.00%	9.00%	7.45%
Ultimate Health Care Cost Trend Rate	—	—	—	4.50%	4.50%	4.50%
Ultimate Year	—	—	—	2028	2027	2024

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,245.2	$1,367.1	$34.1	$37.3
Service Cost	14.0	17.3	0.5	0.6
Interest Cost	46.1	41.8	1.2	1.2
Actuarial Loss (Gain)	157.8	(101.9)	1.1	(3.0)
Foreign Currency Exchange	9.2	(14.8)	0.1	(0.2)
Settlements	(150.2)	—	—	—
Benefits Paid	(67.2)	(65.4)	(1.2)	(1.9)
Other	0.5	1.1	0.1	0.1
Benefit Obligation at End of Year	$1,255.4	$1,245.2	$35.9	$34.1

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,186.5	$1,340.7	$—	$—
Actual Return on Plan Assets	181.7	(79.6)	—	—
Employer Contributions	11.3	5.8	1.2	1.9
Foreign Currency Exchange	10.3	(15.0)	—	—
Benefits Paid	(67.2)	(65.4)	(1.2)	(1.9)
Settlements	(150.2)	—	—	—
Fair Value of Plan Assets at End of Year	$1,172.4	$1,186.5	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(83.0)	$(58.7)	$(35.9)	$(34.1)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$25.6	$19.0	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(1.7)	$(1.8)	$(2.4)	$(2.5)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(106.9)	$(75.9)	$(33.5)	$(31.6)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$279.9	$297.3	$(0.8)	$(1.6)
Prior Service Cost (Credit)	$3.6	$3.6	$(17.3)	$(20.2)
Weighted Average Calculations:
Discount Rate	2.69%	4.14%	3.22%	4.29%
Rates of Increase in Future Compensation Levels	2.36%	2.37%	—	—
Initial Health Care Cost Trend Rate	—	—	6.65%	9.00%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	4.50%
Ultimate Year	—	—	2028	2027

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2019, the net actuarial loss was $279.9 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. For the largest plan, the actuarial loss is amortized over the average remaining life expectancy period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2019 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 2.69% and 4.14% in 2019 and 2018, respectively.

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $1,249.8 million and $1,240.2 million at December 31, 2019 and 2018, respectively. There are three plans where the ABO and projected benefit obligation ("PBO") exceed plan assets. The aggregate ABO, PBO and fair value of plan assets for these plans are $1,043.0 million, $1,048.6 million and $942.9 million, respectively.

Employer Contributions

The Company made contributions of $11.3 million and $5.8 million to its pension plans during 2019 and 2018, respectively. The Company also made postretirement health care benefit payments of $1.2 million and $1.9 million during 2019 and 2018, respectively. For 2020, the Company expects to make contributions in the range of $10 million to $20 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2019 and 2018, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The Company implemented a de-risking or liability driven investment strategy for its U.S. and U.K. pension plans. This strategy moved assets from return seeking (equities) to investments that mirror the underlying benefit obligations (fixed income).

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2019	2018
Cash	0.2%	13.6%	5.0%
Equity Securities	8.4	7.7	8.1
Fixed Income Securities	85.2	68.6	79.5
Other Investments	6.2	10.1	7.4
Total	100.0%	100.0%	100.0%

The plans’ investment in equity securities primarily includes investments in U.S. and international companies of varying sizes and industries. The strategy of these investments is to 1) exceed the return of an appropriate benchmark for such equity classes and 2) through diversification, reduce volatility while enhancing long term real growth.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$159.6	$0.3	$159.3	$—
Equity Securities:
Domestic (a)	82.9	4.7	78.2	—
Foreign (a)	7.0	7.0	—	—
Fixed Income Securities (a)	852.5	17.0	835.3	0.2
Other Investments:
Real estate	21.9	—	8.9	13.0
Diversified growth fund (b)	48.5	—	48.5	—
Total	$1,172.4	$29.0	$1,130.2	$13.2

	Fair Value Measurements at December 31, 2018
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash (a)	$58.8	$0.3	$58.5	$—
Equity Securities:
Domestic (a)	86.4	3.6	82.8	—
Foreign (a)	9.2	5.3	3.8	—
Fixed Income Securities (a)	980.1	15.0	962.3	2.8
Other Investments:
Real estate	9.2	—	7.6	1.6
Diversified growth fund (b)	42.8	—	41.5	1.4
Total	$1,186.5	$24.2	$1,156.5	$5.8

(a) The Level 2 investments are held in pooled funds and fair value is determined by net asset value, based on the underlying investments, as reported on the valuation date.
(b) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five-year horizon.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2019	2018
Balance at January 1,	$5.8	$0.8
Transfers In	7.4	5.0
Return on Assets Held at December 31	—	—
Balance at December 31,	$13.2	$5.8

Postretirement Health Care Trend Rate Sensitivity

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2019 data:

	One Percentage Point
In millions	Increase	Decrease
Health Care Cost Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.1	$(0.1)
Effect on Year-End Postretirement Benefit Obligation	$2.1	$(1.8)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2029:

In millions	Pension Plans	Postretirement Health Care Benefits
2020	$71.4	$2.4
2021	73.0	2.5
2022	74.5	2.6
2023	75.9	2.6
2024	76.9	2.8
2025— 2029	384.5	11.4

Amounts in Accumulated Other Comprehensive Loss Expected to Be Recognized in Net Periodic Benefit Costs in 2020

During 2020, amounts recorded in Accumulated Other Comprehensive Loss expected to be recognized in Net Periodic Benefit Costs are as follows:

In millions	Pension Benefits	Postretirement Health Care Benefits
Recognition of Prior Service Cost	$0.2	$(0.3)
Recognition of Actuarial Loss (Gain)(a)	4.9	(2.1)

(a) Estimate excludes approximately $150 million of expense that we expect to recognize in 2020 related to the settlement of $750 million of pension obligations through the purchase of a group annuity contract.

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2019 and 2018 was $0.6 million and $3.4 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. At December 31, 2019, and December 31, 2018, the Company has $30.8 million and $32.4 million, respectively, recorded in Other Noncurrent Liabilities for these withdrawal liabilities which represents the Company's best estimate of the expected withdrawal liability.

In 2019, the Company made a complete withdrawal from the Graphic Communication Conference of the International Brotherhood of Teamster Pension Fund ("GCC/IBT") and the PACE Industry Union-Management Pension Fund ("PIUMPF"). Liabilities of $4.4 million were recorded associated with these withdrawals.

The Company's remaining participation in a multi-employer pension plan consists of contributions to one plan under the terms contained in collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans in the following ways:

a.Assets contributed to the multi-employers plan by one employer may be used to provide benefits to employees of other participating employers.
b. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers.
c. If a company chooses to stop participating in a multi-employer plan, a company may be required to pay that plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.

The Company's participation in these plans for the year ended December 31, 2019, 2018 and 2017 is shown in the table below:

		Pension Protection Act Zone Status			Company Contributions (in millions)
Multi-employer Pension Fund	EIN/Pension Plan Number	2019	2018	FIP/RP Status Implemented	2019	2018	2017	Surcharge Imposed	Expiration Date of Bargaining Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2023
PIUMPF(a)	11-6166763/001	Red	Red	Yes	—	0.1	0.1	Yes	6/15/2022
GCC/IBT(a)	52-6118568/001	Red	Red	Yes	0.1	0.3	0.3	Yes	4/30/2022
Total					$0.2	$0.5	$0.5
(a) As noted above, the Company withdrew from these plans in 2019.

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2019 and 2018 is for the plan's year-end at December 31, 2018 and December 31, 2017, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2019, 2018 and 2017 were $57.6 million, $54.6 million and $37.7 million, respectively. The increase of $16.9 million from 2017 to 2018 is due primarily to the NACP Combination.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9. INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2019	2018	2017
U.S.	$305.4	$298.9	$227.5
International	48.6	48.6	25.5
Income before Income Taxes and Equity Income of Unconsolidated Entity	$354.0	$347.5	$253.0

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2019	2018	2017
Current (Expense) Benefit:
U.S.	$(10.1)	$(13.0)	$0.7
International	(13.5)	(15.7)	(9.2)
Total Current	$(23.6)	$(28.7)	$(8.5)

Deferred (Expense) Benefit:
U.S.	(47.7)	(31.6)	51.0
International	(5.0)	5.6	3.0
Total Deferred	$(52.7)	$(26.0)	$54.0
Income Tax (Expense) Benefit	$(76.3)	$(54.7)	$45.5

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity at the federal statutory rate of 21% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2019	Percent	2018	Percent	2017	Percent
Income Tax Expense at U.S. Statutory Rate	$(74.3)	21.0%	$(73.0)	21.0%	$(88.5)	35.0%
U.S. State and Local Tax Expense	(12.3)	3.5	(11.7)	3.4	(8.7)	3.4
Permanent Items	(2.8)	0.8	(3.8)	1.1	(2.7)	1.0
U.S. Tax Reform	—	—	10.9	(3.1)	138.0	(54.5)
Change in Valuation Allowance due to Tax Reform	—	—	—	—	(2.0)	0.8
Change in Valuation Allowance	(4.6)	1.3	13.0	(3.7)	(3.5)	1.4
International Tax Rate Differences	(1.6)	0.5	(1.9)	0.5	3.2	(1.3)
Foreign Withholding Tax	(0.7)	0.2	(0.5)	0.1	(0.4)	0.2
Change in Tax Rates	(1.0)	0.3	1.9	(0.5)	(3.0)	1.2
U.S. Federal & State Tax Credits	9.5	(2.7)	0.3	(0.1)	10.2	(4.0)
Uncertain Tax Positions	(1.9)	0.5	(0.7)	0.2	(0.3)	0.1
Capital Loss Expiration	—	—	(2.7)	0.7	—	—
Domestic Minority Interest	13.7	(3.9)	13.7	(3.9)	—	—
Other	(0.3)	0.1	(0.2)	—	3.2	(1.3)
Income Tax (Expense) Benefit	$(76.3)	21.6%	$(54.7)	15.7%	$45.5	(18.0)%

During 2019, the Company recognized tax expense of approximately $4.8 million associated with the valuation allowance against the net deferred tax assets of its Australian subsidiary.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During 2017, the Company recognized a provisional net income tax benefit of $136.0 million as a result of the effect of the enactment of the Act on December 22, 2017. The Act significantly reduced the U.S. federal corporate income tax rate which resulted in an income tax benefit of $156.3 million as a result of the remeasurement of the Company’s domestic net Deferred Tax Liabilities. In addition, the Act required companies to record a one-time transition tax impact based on foreign earnings & profits, which resulted in additional tax expense in 2017 of $20.5 million.

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2019	2018
Deferred Income Tax Assets:
Compensation Based Accruals	$3.8	$2.9
Net Operating Loss Carryforwards	45.5	73.4
Postretirement Benefits	0.9	1.0
Tax Credits	37.2	30.8
Other	10.9	7.6
Valuation Allowance	(41.1)	(36.3)
Total Deferred Income Tax Assets	$57.2	$79.4
Deferred Income Tax Liabilities:
Property, Plant and Equipment	(18.8)	(16.7)
Goodwill	(2.7)	(2.3)
Other Intangibles	(12.3)	(12.3)
Investment in Partnership	(532.2)	(502.1)
Net Noncurrent Deferred Income Tax Liabilities	$(566.0)	$(533.4)
Net Deferred Income Tax Liability	$(508.8)	$(454.0)

As a result of NACP combination, the Company currently owns a controlling interest in GPIP, which is treated as a partnership for U.S. federal and state income tax purposes, with IP holding a minority interest. As such, the Company records income tax on its share of income allocated to it by the partnership. Accordingly, domestic deferred tax assets and liabilities are not tracked based on the inside basis difference of assets and liabilities held within GPIP. Instead, the Company’s outside basis difference in its partnership investment is recorded as a deferred tax liability and disclosed above. The deferred tax liability primarily relates to differences between book and tax basis in property, plant and equipment and intangibles inside the partnership. Additionally, in 2018, as a result of the NACP combination the Company’s book basis in its investment in GPIP increased resulting in an increase in its deferred tax liability of $123.3 million that was recorded through additional paid-in capital.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company reviewed its deferred income tax assets as of December 31, 2019 and 2018, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $41.1 million and $36.3 million at December 31, 2019 and 2018, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2019, $31.8 million relates to net deferred tax assets in certain foreign jurisdictions, $0.7 million relates to U.S. federal income tax credit carryforwards, $4.1 million relates to tax credit carryforwards in certain states, and the remaining $4.5 million relates to net operating losses in certain U.S. states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2019, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the net deferred income tax assets related primarily to the Company’s Australia, Brazil, China and Germany operations as well as the Company's previously discontinued Canadian operations.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2019, 2018, and 2017, respectively:

	December 31,
In millions	2019	2018	2017
Balance Beginning of Period	$36.3	$51.5	$45.5
Adjustments for Expenses and (Income)	4.6	(13.0)	5.5
Additions (Deductions)	0.2	(2.2)	0.5
Balance at End of Period	$41.1	$36.3	$51.5

The U.S. federal net operating loss carryforwards expire as follows:

In millions
2024	$—
2025	—
2026	—
2027	—
2028	31.8
2029	—
Total	$31.8

U.S. state net operating loss carryforward amounts total $220.9 million and expire in various years through 2038.

International net operating loss carryforward amounts total $110.0 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $37.2 million which expire in various years from 2020 through 2038.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2019	2018	2017
Balance at January 1,	$15.5	$10.5	$10.1
Additions for Tax Positions of Current Year	3.2	0.8	0.6
Additions for Tax Positions of Prior Years	2.4	5.2	0.7
Reductions for Tax Positions of Prior Years	(0.4)	(1.0)	(0.9)
Balance at December 31,	$20.7	$15.5	$10.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2019, $17.3 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. During 2019, $3.4 million of the total gross unrecognized tax benefits recorded are related to indefinite lived deferred tax assets and did not have an impact on total tax expense. In addition, $0.1 million of the total change in unrecognized tax benefits relates to currency translation adjustments.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an accrual for the payment of interest and penalties of $0.1 million and $0.1 million at December 31, 2019 and 2018, respectively.

The Company anticipates that $1.7 million of the total unrecognized tax benefits at December 31, 2019 could change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2016.

As of December 31, 2019, the Company has only provided for deferred U.S. income taxes attributable to future withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. During 2019, the Company changed its assertion related to certain earnings of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on-hand and available for distribution after consideration of working capital needs and other debt settlement, however, with respect to the excess cash on hand, the Company asserts that it is not permanently reinvested. Due to the deemed taxation of all post-1986 earnings and profits required by the Act, as well as the amount of paid up capital available in Canada from which the Company can distribute earnings without incurring withholding tax, the Company has determined that no deferred tax liability should be recorded related to the outside basis difference of approximately $31.6 million.

The Company has not provided for deferred U.S. income taxes on approximately $35 million of its undistributed earnings in international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The Company’s assertion remains unchanged, despite the deemed taxation of all post-1986 earnings and profits required by the Act. The determination of the amount of the unrecognized deferred U.S. income tax liability (primarily withholding tax in certain jurisdictions and some state tax) on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

The Company has elected to recognize global intangible low-taxed income (“GILTI”) as period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

NOTE 10. FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of December 31, 2019:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/03/2018	01/01/2020	$150.0	2.25%
04/03/2018	10/01/2020	$150.0	2.36%
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During 2019 and 2018, there were no amounts of ineffectiveness. During 2019 and 2018, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 51% and 14% of its expected natural gas usage for 2020 and 2021, respectively.

During 2019 and 2018, there were no and minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts, respectively. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At December 31, 2019 and 2018, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2019 and 2018, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2019 and 2018, had notional amounts totaling $87.6 million and $51.6 million, respectively.

No amounts were reclassified to earnings during 2019 and 2018 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2019 and 2018.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At December 31, 2019 and 2018, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency contracts outstanding at December 31, 2019 and 2018, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2019 and 2018, respectively, had net notional amounts totaling $77.4 million and $62.2 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Foreign Currency Movement Effect

For the year ended December 31, 2019, net currency exchange gains included in determining Income from Operations were $2.3 million. For the year ended December 31, 2018 and 2017, net currency exchange losses included in determining Income from Operations were $1.6 million and $3.1 million, respectively.

NOTE 11. FAIR VALUE MEASUREMENT

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments

As of December 31, 2019 and 2018, there has not been any significant impact to the fair value of the Company's derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company's derivative assets based on evaluation of the Company's counterparties' credit risks. The following table summarizes the fair value of the Company's derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	December 31,		December 31,
In millions	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$0.8	$6.6	$2.7
Foreign currency contracts	—	—	1.5	0.5
Commodity contracts	—	—	3.4	0.2
Total Derivatives	$—	$0.8	$11.5	$3.4
(a) Derivative assets of $0.7 million are included in Other Current Assets as of December 31, 2018. Derivative assets of $0.1 million are included in Other Assets as of December 31, 2018.
(b) Derivative liabilities of $8.5 million and $1.3 million are included in Other Accrued Liabilities as of December 31, 2019 and December 31, 2018, respectively. Derivative liabilities of $3.0 million and $2.1 million are included in Other Noncurrent Liabilities as of December 31, 2019 and December 31, 2018, respectively.

The fair values of the Company’s other financial assets and liabilities at December 31, 2019 and 2018 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $2,788.6 million and $2,762.5 million, as compared to the carrying amounts of $2,729.3 million and $2,833.1 million as of December 31, 2019 and 2018, respectively. The fair value of the Company's Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019 and 2018 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Year Ended December 31,			Year Ended December 31,
In millions	2019	2018		2019	2018
Commodity Contracts	$1.4	$(0.7)	Cost of Sales	$(1.8)	$(0.4)
Foreign Currency Contracts	0.1	(0.3)	Other Expense, Net	(1.3)	0.7
Interest Rate Swap Agreements	5.8	2.0	Interest Expense, Net	1.4	(0.9)
Total	$7.3	$1.0		$(1.7)	$(0.6)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 is as follows:

In millions		2019	2018
Foreign Currency Contracts	Other Expense (Income), Net	$(0.9)	$(5.6)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2019	2018	2017
Balance at January 1	$(1.9)	$(0.3)	$7.5
Reclassification to Earnings	(1.7)	(0.6)	(2.1)
Current Period Change in Fair Value	(7.3)	(1.0)	(5.7)
Balance at December 31	$(10.9)	$(1.9)	$(0.3)

At December 31, 2019, the Company expects to reclassify $7.8 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2019			2018			2017
In millions	Pretax Amount	Tax Effect	Net Amount(a)	Pretax Amount	Tax Effect	Net Amount(a)	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments (Loss) Gain	$(6.7)	$1.4	$(5.3)	$(1.1)	$0.1	$(1.0)	$(7.8)	$2.9	$(4.9)
Pension and Postretirement Benefit Plans	10.1	(2.5)	7.6	(24.8)	5.4	(19.4)	12.3	(3.5)	8.8
Currency Translation Adjustment	9.8	—	9.8	(18.7)	—	(18.7)	44.9	—	44.9
Other Comprehensive Income (Loss)	$13.2	$(1.1)	$12.1	$(44.6)	$5.5	$(39.1)	$49.4	$(0.6)	$48.8
(a) Amounts exclude impact of noncontrolling interest. See "Note 19 - Changes in Accumulated Other Comprehensive Loss."

The balances of Accumulated Other Comprehensive Loss Attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

	December 31,
In millions	2019	2018
Accumulated Derivative Instruments Loss	$(16.6)	$(11.3)
Pension and Postretirement Benefit Plans	(238.5)	(246.1)
Currency Translation Adjustment	(110.7)	(120.5)
Accumulated Other Comprehensive Loss	$(365.8)	$(377.9)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13. COMMITMENTS

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing. The minimum purchase commitments extend beyond 2024. At December 31, 2019, total commitments under these contracts were as follows:

In millions
2020	$57.8
2021	30.0
2022	19.5
2023	18.3
2024	18.5
Thereafter	77.1
Total	$221.2

NOTE 14. ENVIRONMENTAL AND LEGAL MATTERS

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15. REDEEMABLE NONCONTROLLING INTEREST

As disclosed in "Note 1 - Nature of Business and Summary of Significant Accounting Policies," on January 1, 2018, the Company combined its business with IP's NACP business. Under the terms of the Transaction Agreement, GPIP issued 79,911,591 common units to IP. In connection with the closing, the Company, GPIP, GPI Holding and IP entered into an Exchange Agreement (“Exchange Agreement”), under which subject to certain restrictions, the common units held by IP are exchangeable into common stock of the Company or cash, upon the second anniversary of the NACP combination unless certain other events occur before that time. GPHC also has the ability to call such common units exercisable starting on the same date. Upon an election of an exchange, GPHC may chose to satisfy the exchange using shares of its common stock, cash, or a combination thereof. Also, under the Exchange Agreement, the Company may not issue shares of common stock in exchange for more than 61,633,409 common units without first obtaining GPHC shareholder approval.

At December 31, 2019, the redeemable noncontrolling interest was determined as follows:

In millions
Balance at December 31, 2017	$—
Issuance of Redeemable Noncontrolling Interest at January 1, 2018	255.2
Net Income Attributable to Redeemable Noncontrolling Interest	16.6
Other Comprehensive Loss, Net of Tax	(2.8)
Reclassification to Noncontrolling Interest for Share Repurchases(a)	12.5
Distributions of Membership Interest	(5.7)
Balance at December 31, 2018	$275.8
Net Income Attributable to Redeemable Noncontrolling Interest	16.3
Other Comprehensive Loss, Net of Tax	0.8
Redeemable Noncontrolling Interest Redemption Value Mark-up	30.2
Reclassification to Noncontrolling Interest for Share Repurchases(a)	(12.5)
Distributions of Membership Interest	(6.3)
Balance at December 31, 2019	$304.3

(a) In the second quarter of 2019, the Company recorded a reversal for the 2018 reclassification to redeemable noncontrolling interest back to noncontrolling interest related to share repurchases. The Company determined that this reclassification due to the share repurchases was not required.

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

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 - Nature of Business and Summary of Significant Accounting Policies."

The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2019, 2018 or 2017.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business segment information is as follows:

	Year Ended December 31,
In millions	2019	2018	2017
NET SALES:
Paperboard Mills	$1,094.8	$1,078.1	$399.7
Americas Paperboard Packaging	4,233.7	4,098.3	3,245.1
Europe Paperboard Packaging	689.3	695.9	593.5
Corporate/Other/Eliminations(a)	142.3	157.1	167.3
Total	$6,160.1	$6,029.4	$4,405.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)	$33.1	$30.6	$(35.0)
Americas Paperboard Packaging	477.7	420.1	358.2
Europe Paperboard Packaging	60.3	46.1	37.3
Corporate and Other(c)	(37.0)	(38.6)	(32.6)
Total	$534.1	$458.2	$327.9

CAPITAL EXPENDITURES:
Paperboard Mills	$208.0	$240.1	$111.4
Americas Paperboard Packaging	94.7	104.3	98.8
Europe Paperboard Packaging	34.5	19.5	17.3
Corporate and Other	15.7	31.3	32.6
Total	$352.9	$395.2	$260.1

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$224.4	$197.5	$143.7
Americas Paperboard Packaging	165.1	165.4	125.3
Europe Paperboard Packaging	36.7	48.9	42.1
Corporate and Other	21.0	18.8	19.2
Total	$447.2	$430.6	$330.3

(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes Augusta, Georgia mill outage in 2018 and accelerated depreciation related to shutdown of the Santa Clara mill in 2017.
(c) Includes expenses related to business combinations, exit activities, idle and abandoned assets, gain on sale of assets and shutdown and other special charges.

	December 31,
In millions	2019	2018	2017
ASSETS AT DECEMBER 31:
Paperboard Mills	$2,912.2	$3,005.6	$1,487.0
Americas Paperboard Packaging	3,392.3	3,143.6	2,478.7
Europe Paperboard Packaging	686.3	603.4	607.1
Corporate and Other	299.1	306.6	290.2
Total	$7,289.9	$7,059.2	$4,863.0

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2019	2018	2017
NET SALES:
Americas(a)	$5,328.5	$5,176.4	$3,644.8
Europe	689.3	695.9	593.5
Asia Pacific	219.3	217.8	215.7
Corporate and Other	(77.0)	(60.7)	(48.4)
Total	$6,160.1	$6,029.4	$4,405.6

In millions	2019	2018	2017
ASSETS AT DECEMBER 31:
Americas(a)	$6,396.3	$6,260.1	$4,046.4
Europe	686.3	603.4	607.1
Asia Pacific	207.3	195.7	209.5
Total	$7,289.9	$7,059.2	$4,863.0

(a) Includes North America and Brazil.

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2019 and 2018 are shown below.

	2019
In millions, except per share amounts	First	Second	Third	Fourth(a)	Total
Statement of Operations Data:
Net Sales	$1,505.9	$1,552.8	$1,581.6	$1,519.8	$6,160.1
Gross Profit	266.1	287.8	266.4	272.3	1,092.6
Business Combinations, Shutdown and Other Special Charges and Gain on Sale of Assets, Net	6.2	9.9	8.2	13.6	37.9
Income from Operations	134.0	144.4	122.7	133.0	534.1
Net Income	78.1	86.1	70.0	43.9	278.1
Net Income Attributable to Graphic Packaging Holding Company	57.9	63.8	52.1	33.0	206.8
Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.19	$0.22	$0.18	$0.11	$0.70
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.19	$0.22	$0.18	$0.11	$0.70
(a) During the fourth quarter of 2019, the Company recorded an approximate $7 million immaterial prior period adjustment to reduce amortization expense related to intangible assets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2018
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,477.4	$1,510.9	$1,531.8	$1,509.3	$6,029.4
Gross Profit	223.9	237.5	258.3	232.7	952.4
Business Combinations, (Gain) on Sale of Assets and Shutdown and Other Special Charges, Net	26.3	8.6	(27.4)	7.4	14.9
Income from Operations	74.0	110.3	166.4	107.5	458.2
Net Income	42.7	66.0	122.0	63.3	294.0
Net Income Attributable to Graphic Packaging Holding Company	29.9	49.4	94.3	47.5	221.1
Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic(a)	$0.10	$0.16	$0.30	$0.16	$0.71
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.10	$0.16	$0.30	$0.15	$0.71
(a) Does not cross foot due to rounding

NOTE 18. EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2019	2018	2017
Net Income Attributable to Graphic Packaging Holding Company	$206.8	$221.1	$300.2
Weighted Average Shares:
Basic	294.1	309.5	311.1
Dilutive effect of RSUs	0.7	0.6	0.8
Diluted	294.8	310.1	311.9
Earnings Per Share — Basic	$0.70	$0.71	$0.97
Earnings Per Share — Diluted	$0.70	$0.71	$0.96

NOTE 19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the year ended December 31, 2019 (a):

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2018	$(11.3)	$(246.1)	$(120.5)	$(377.9)
Other Comprehensive (Loss) Income before Reclassifications	(5.8)	(26.9)	12.4	(20.3)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(1.4)	37.5	—	36.1
Net Current-period Other Comprehensive (Loss) Income	(7.2)	10.6	12.4	15.8
Less:
Net Current-period Other Comprehensive Loss (Income) Attributable to Noncontrolling Interest(c)	1.9	(3.0)	(2.6)	(3.7)
Balance at December 31, 2019	$(16.6)	$(238.5)	$(110.7)	$(365.8)
(a) All amounts are net-of-tax.
(b) See following table for details about these reclassifications.
(c) Includes amounts related to redeemable noncontrolling interest which are separately classified outside of permanent equity in the mezzanine section of the Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the year ended December 31, 2019:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1.8)		Cost of Sales
Foreign Currency Contracts	(1.3)		Other Expense, Net
Interest Rate Swap Agreements	1.4		Interest Expense, Net
	(1.7)		Total before Tax
	0.3		Tax Expense
	$(1.4)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.2	(a)
Actuarial Losses	49.2	(a)
	49.4		Total before Tax
	(9.8)		Tax Benefit
	$39.6		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.3)	(a)
Actuarial Gains	(2.3)	(a)
	(2.6)		Total before Tax
	0.5		Tax Expense
	$(2.1)		Net of Tax

Total Reclassifications for the Period	$36.1
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see "Note 8 — Pensions and Other Postretirement Benefits").

NOTE 20. EXIT ACTIVITIES

As previously mentioned, the Company announced its plans to invest approximately $600 million in a new CRB Mill in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral.

The Company accounts for the costs associated with these closures in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets ("ASC 360"), ASC 420, Exit or Disposal Costs Obligations ("ASC 420") and ASC 712 Compensation-Nonretirement Post Employment Benefits ("ASC 712"). The Company recorded $14.9 million of exit costs during 2019. Other costs associated with the start up of the new CRB mill will be recorded in the period in which they are incurred.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the costs incurred during 2019 related to restructuring:

In millions	Location in Statement of Operations	December 31, 2019
Severance costs and other (a)	Business Combinations, Shutdown and Other Special Charges and Gain on Sale of Assets, Net	$7.7
Accelerated depreciation	Cost of Sales	4.7
Inventory and asset write-offs	Business Combinations, Shutdown and Other Special Charges and Gain on Sale of Assets, Net	2.5
Total		$14.9
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2018	$—
Costs incurred	7.7
Payments	(0.6)
Balance at December 31, 2019	$7.1

The Company currently expects to incur charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $60 million.

NOTE 21. SUBSEQUENT EVENTS

On January 28, 2020, the Company announced that IP notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million. As a result, IP’s ownership interest in GPIP decreased from 21.6% to 18.3%.

On January 28, 2020, the Company also announced that it reached an agreement to acquire a folding carton facility from Quad/Graphics, Inc. for $40 million, subject to standard closing conditions. This facility is located in Omaha, Nebraska and consumes roughly 40,000 tons of paperboard. The Company closed this transaction on January 31, 2020.

On January 28, 2020, the Company also announced that it agreed to purchase a group annuity contract that will transfer the remaining pension benefit obligation under the US Plan of approximately $750 million to an insurance company and expects to incur an additional non-cash settlement charge of approximately $150 million related to this transfer. These non-cash settlement charges relate to Net Actuarial Loss recognized in Accumulated Other Comprehensive Loss. The Company completed this transaction on January 30, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graphic Packaging Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment
Description of the Matter
On December 31, 2019, the Company’s aggregate goodwill balance was $1.5 billion. As explained in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually as of October 1, and whenever events or changes in circumstances indicate that the estimated fair value of a reporting unit may no longer exceed the carrying amount. The evaluation of goodwill impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions.

Auditing the goodwill impairment analysis was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as revenue growth rates, weighted average cost of capital (“WACC”) rates, reporting unit operating margins, and terminal year multiples of EBITDA, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of the estimation of the reporting units’ respective fair value, including management’s review of the significant inputs to the fair value model, the data utilized within the fair value model, the mathematical accuracy of the valuation models, as well as the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, testing the methodologies and significant assumptions discussed above and the underlying historical sales and cost data, business plans, as well as the appropriateness of comparable companies used by the Company in its analyses. We involved our valuation specialists to assist in our evaluation of the Company’s WACC rates applied to the fair value calculations and to independently recalculate WACC rates for the respective reporting units. As part of this assessment, we compared the WACC rates to rates for hypothetical market participants based on the capital structure of the reporting units and Company and its related peer group. We evaluated whether management’s methodology for determining the WACC rates reflected the risk associated with the forecasted cash flows of the reporting units. To test the assumed EBITDA multiple applied in the Company’s calculations, we involved our valuation specialists to assist in analyzing recent transactions in the market and current peer group trading multiples that would be indicative of the respective EBITDA multiple utilized in the calculation of fair value for the identified reporting units. We compared forecasts to business plans and previous forecasts to actual results to assess the reasonableness of the projected cash flows of each reporting unit. We also evaluated sensitivity analyses of the significant assumptions described above to assess the changes in the fair value of the reporting units that would result from changes in the key assumptions. In addition, we tested management’s reconciliation of the estimated fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.

Atlanta, Georgia
February 10, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graphic Packaging Holding Company

Opinion on Internal Control Over Financial Reporting

We have audited Graphic Packaging Holding Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Graphic Packaging Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Artistic Carton Company, which is included in the 2019 consolidated financial statements of the Company and constituted 0.8% and 2.6% of total and net assets, respectively, as of December 31, 2019 and 0.5% and 0.7% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Artistic Carton Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 10, 2020 expressed an unqualified opinion thereon.

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
February 10, 2020

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include in its assessment the internal controls of the Artistic acquisition, which are included in the Company's results for the year ended December 31, 2019. As of December 31, 2019, the Artistic acquisition total assets represent 0.8% of the Company’s consolidated total assets. Net Sales attributable to the Artistic acquisition represented 0.5% of the Company’s consolidated Net Sales for the twelve months ended December 31, 2019.

The Company’s management, under the supervision of and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.Consolidated Statements of Operations for each of the three years in the period ended December 31, 2019

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2019

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2019.

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

4.9
Third Supplemental Indenture dated as of June 25, 2019, by and among Graphic Packaging International, LLC, the guarantors listed therein and U.S. Bank, National Association. Filed as Exhibit 4.2 to Graphic Packaging Holding Company and Graphic Packaging International, LLC's current report on Form 8-K filed on June 25, 2019 and incorporated herein by reference.

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

10.5*
Amended and Restated Employment Agreement dated as of November 19, 2015 by and among Graphic Packaging International, Inc., the Registrant and Michael P. Doss. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2015 and incorporated herein by reference.

10.6*
Graphic Packaging Excess Benefit Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.7*
Graphic Packaging Supplemental Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.8*
Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan effective as of May 21, 2014. Filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 10, 2014 and incorporated herein by reference.

10.9*
Graphic Packaging International, Inc. Management Incentive Plan, as amended and restated as of December 5, 2016. Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed on February 13, 2019 and incorporated herein by reference.

10.10
Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2007 and incorporate herein by reference.

10.11*
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

10.14*
First Amendment to the Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2012 and incorporated herein by reference.

10.15*
Employment Agreement dated as of April 1, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Stephen Scherger. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2012 and incorporated herein by reference.

10.16
First Amendment to Master Services Agreement dated as of September 22, 2008 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.17
Second Amendment to Master Services Agreement effective as of August 1, 2012 by and between Graphic Packaging International, Inc. and Dell Marketing L.P. (as assignee of Perot Systems Corporation). Filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.18*
Fifth Amendment to the GPI Savings Plan as amended and restated, effective January 1, 2015. Filed as exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on February 8, 2017 and incorporated herein by reference.

10.19*
GPI Savings Plan, as amended and restated effective January 1, 2015. Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.20*
First Amendment to the GPI Savings Plan, effective January 1, 2015. Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.21*
Amended and Restated Employment Agreement among the Registrant, Graphic Packaging International, Inc. and Joseph P. Yost effective September 1, 2015. Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.22*
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

10.24
Local Country Agreement - European Union Addendum effective as of November 1, 2016 to the Master Services Agreement between Graphic Packaging International, Inc. and Dell Marketing, L.P., as amended. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2017 and incorporated herein by reference.

10.25
Third Amendment to Master Services Agreement dated as of November 1, 2016 between Graphic Packaging International, Inc. and Dell Marketing, L.P. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2017 and incorporated herein by reference.

10.26
Fourth Amendment to Master Services Agreement dated as of March 1, 2017 between Graphic Packaging International, Inc. and NTT DATA Services, LLC, as successor-in-interest to Dell Marketing, L.P. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2017 and incorporated herein by reference.

10.27*
First Amendment to the GPI US Consolidated Pension Plan, dated as of May 19, 2017 and effective as of January 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2017 and incorporated herein by reference.

10.28*
Sixth Amendment to the GPI Savings Plan, dated as of June 27, 2017 and effective as of January 1, 2015. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2017 and incorporated herein by reference.

10.29*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective November 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2017 and incorporated herein by reference.

10.30
Exchange Agreement dated as of January 1, 2018 by and among Graphic Packaging Holding Company, Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC), GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.31
Governance Agreement dated as of January 1, 2018 by and among Graphic Packaging Holding Company, Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC), and International Paper Company. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.32
Tax Receivable Agreement dated as of January 1, 2018 by and among Graphic Packaging Holding Company, Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC), GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.33
Registration Rights Agreement dated as of January 1, 2018 by and between Graphic Packaging Holding Company and International Paper Company. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.34
Restrictive Covenants Agreement dated as of January 1, 2018 by and between Graphic Packaging International Partners, LLC (formerly known as Gazelle Newco LLC) and International Paper Company. Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.35
Third Amended and Restated Credit Agreement dated as of January 1, 2018 by and among Graphic Packaging International, LLC and certain subsidiaries thereof as Borrowers, the lenders and agents named therein, and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.36
Amended and Restated Credit Agreement dated as of January 1, 2018 and effective as of January 8, 2018 by and among Graphic Packaging International, LLC, the lenders and agents named therein and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 1, 2018 and incorporated herein by reference.

10.37*
First Amendment to the Amended and Restated Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2018. Filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.38*
Second Amendment to the GPI US Consolidated Pension Plan dated as of November 8, 2017. Filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.39*
Third Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2018. Filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.40*
Seventh Amendment to the GPI Savings Plan effective as of January 1 2018. Filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.41*
Eighth Amendment to the GPI Savings Plan effective as of January 1, 2018. Filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.42*
Tenth Amendment to the GPI Savings Plan dated as of November 12, 2018. Filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K filed on February 13, 2019 and incorporated herein by reference.

10.43*
Fourth Amendment to the GPI US Consolidated Pension Plan dated as of December 20, 2018. Filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K filed on February 13, 2019 and incorporated herein by reference.

10.44*	Fifth Amendment to the GPI US Consolidated Pension Plan.
10.45	Ninth Amendment to the GPI Savings Plan. Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on July 24, 2018 and incorporated herein by reference.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2020
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 10, 2020
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2020
Stephen R. Scherger

/s/ Charles D. Lischer	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2020
Charles D. Lischer

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

Signatures	Title	Date

/s/ Laurie Brlas	Director	February 10, 2020
Laurie Brlas

/s/ David D. Campbell	Director	February 10, 2020
David D. Campbell

/s/ Paul D. Carrico	Director	February 10, 2020
Paul D. Carrico

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 10, 2020
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 10, 2020
Robert A. Hagemann

/s/ Philip R. Martens	Chairman of the Board	February 10, 2020
Philip R. Martens

/s/ Dean A. Scarborough	Director	February 10, 2020
Dean A. Scarborough

/s/ Larry M. Venturelli	Director	February 10, 2020
Larry M. Venturelli

/s/ Lynn A. Wentworth	Director	February 10, 2020
Lynn A. Wentworth