Form 10-Q
period 2020-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2020-07-22
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

As of July 20, 2020, there were 278,839,532 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the exit activity charges expected in connection with the closure of two CRB mills, the availability of net operating losses to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, capital investment, depreciation and amortization and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its net operating losses to offset taxable income and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2019 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2020	2019	2020	2019
Net Sales	$1,611.0	$1,552.8	$3,210.1	$3,058.7
Cost of Sales	1,348.9	1,265.0	2,627.2	2,504.8
Selling, General and Administrative	132.2	131.8	267.8	256.5
Other (Income) Expense, Net	(5.4)	1.7	1.1	2.9
Business Combinations and Shutdown and Other Special Charges, Net	20.5	9.9	39.2	16.1
Income from Operations	114.8	144.4	274.8	278.4
Nonoperating Pension and Postretirement Benefit Income (Expense)	0.6	—	(151.0)	(0.1)
Interest Expense, Net	(30.7)	(35.5)	(64.4)	(70.5)
Income before Income Taxes and Equity Income of Unconsolidated Entity	84.7	108.9	59.4	207.8
Income Tax Expense	(18.3)	(23.0)	(12.9)	(44.0)
Income before Equity Income of Unconsolidated Entity	66.4	85.9	46.5	163.8
Equity Income of Unconsolidated Entity	0.3	0.2	0.4	0.4
Net Income	66.7	86.1	46.9	164.2
Net Income Attributable to Noncontrolling Interest	(14.6)	(22.3)	(7.5)	(42.5)
Net Income Attributable to Graphic Packaging Holding Company	$52.1	$63.8	$39.4	$121.7

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.19	$0.22	$0.14	$0.41
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.19	$0.22	$0.14	$0.41

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended June 30,
2020
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income	$52.1	$14.5	$0.1	$66.7
Other Comprehensive Income, Net of Tax:
Derivative Instruments	2.3	0.7	—	3.0
Pension and Postretirement Benefit Plans	0.3	—	0.1	0.4
Currency Translation Adjustment	11.3	2.6	0.1	14.0
Total Other Comprehensive Income, Net of Tax	13.9	3.3	0.2	17.4
Total Comprehensive Income	$66.0	$17.8	$0.3	$84.1
2019
Net Income	$63.8	$17.2	$5.1	$86.1
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(4.4)	(1.3)	(0.4)	(6.1)
Pension and Postretirement Benefit Plans	0.9	0.4	0.1	1.4
Currency Translation Adjustment	(2.6)	(0.6)	(0.2)	(3.4)
Total Other Comprehensive Loss, Net of Tax	(6.1)	(1.5)	(0.5)	(8.1)
Total Comprehensive Income	$57.7	$15.7	$4.6	$78.0

Six Months Ended June 30,
2020
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income (Loss)	$39.4	$12.7	$(5.2)	$46.9
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	1.3	0.4	(0.1)	1.6
Pension and Postretirement Benefit Plans	113.6	32.4	9.5	155.5
Currency Translation Adjustment	(34.7)	(7.4)	(0.8)	(42.9)
Total Other Comprehensive Income, Net of Tax	80.2	25.4	8.6	114.2
Total Comprehensive Income	$119.6	$38.1	$3.4	$161.1
2019
Net Income	$121.7	$32.8	$9.7	$164.2
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(4.8)	(1.4)	(0.4)	(6.6)
Pension and Postretirement Benefit Plans	2.1	0.6	0.2	2.9
Currency Translation Adjustment	1.3	0.3	—	1.6
Total Other Comprehensive Loss, Net of Tax	(1.4)	(0.5)	(0.2)	(2.1)
Total Comprehensive Income	$120.3	$32.3	$9.5	$162.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$83.6	$152.9
Receivables, Net	692.4	504.5
Inventories, Net	1,197.5	1,095.9
Other Current Assets	76.5	52.3
Total Current Assets	2,050.0	1,805.6
Property, Plant and Equipment, Net	3,379.4	3,253.8
Goodwill	1,465.8	1,477.9
Intangible Assets, Net	460.9	477.3
Other Assets	310.3	275.3
Total Assets	$7,666.4	$7,289.9

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$483.2	$50.4
Accounts Payable	681.8	716.1
Compensation and Employee Benefits	166.8	168.4
Other Accrued Liabilities	281.0	263.8
Total Current Liabilities	1,612.8	1,198.7
Long-Term Debt	3,028.8	2,809.9
Deferred Income Tax Liabilities	531.8	511.8
Accrued Pension and Postretirement Benefits	119.9	140.4
Other Noncurrent Liabilities	292.7	266.8

Redeemable Noncontrolling Interest (Note 13)	43.8	304.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 278,853,968 and 290,246,907 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2.8	2.9
Capital in Excess of Par Value	1,840.8	1,876.7
(Accumulated Deficit) Retained Earnings	(37.1)	56.4
Accumulated Other Comprehensive Loss	(285.6)	(365.8)
Total Graphic Packaging Holding Company Shareholders' Equity	1,520.9	1,570.2
Noncontrolling Interest	515.7	487.8
Total Equity	2,036.6	2,058.0
Total Liabilities and Shareholders' Equity	$7,666.4	$7,289.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income
In millions, except share amounts	Shares	Amount				Noncontrolling Interests	Total Equity
Balances at December 31, 2019	290,246,907	$2.9	$1,876.7	$56.4	$(365.8)	$487.8	$2,058.0
Net Loss	—	—	—	(12.7)	—	(1.8)	(14.5)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(1.0)	(0.3)	(1.3)
Pension and Postretirement Benefit Plans	—	—	—	—	113.3	32.4	145.7
Currency Translation Adjustment	—	—	—	—	(46.0)	(10.0)	(56.0)
Repurchase of Common Stock(a)	(9,667,034)	(0.1)	(52.6)	(71.7)	—	—	(124.4)
Dividends Declared	—	—	—	(21.1)	—	—	(21.1)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	18.1	—	—	—	18.1
Tax Effect of IP Redemption	—	—	6.8	—	—	—	6.8
Distribution of Membership Interest	—	—	—	—	—	(4.6)	(4.6)
Recognition of Stock-Based Compensation, Net	—	—	3.6	—	—	—	3.6
Issuance of Shares for Stock-Based Awards	788,561	—	—	—	—	—	—
Balances at March 31, 2020	281,368,434	$2.8	$1,852.6	$(49.1)	$(299.5)	$503.5	$2,010.3
Net Income	—	—	—	52.1	—	14.5	66.6
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2.3	0.7	3.0
Pension and Postretirement Benefit Plans	—	—	—	—	0.3	—	0.3
Currency Translation Adjustment	—	—	—	—	11.3	2.6	13.9
Repurchase of Common Stock(b)	(2,622,283)	—	(14.3)	(18.8)	—	—	(33.1)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	(5.4)	—	—	—	(5.4)
Dividends Declared	—	—	—	(21.3)	—	—	(21.3)
Distribution of Membership Interest	—	—	—	—	—	(5.6)	(5.6)
Recognition of Stock-Based Compensation, Net	—	—	7.9	—	—	—	7.9
Issuance of Shares for Stock-Based Awards	93,381	—	—	—	—	—	—
Balances at June 30, 2020	278,839,532	$2.8	$1,840.8	$(37.1)	$(285.6)	$515.7	$2,036.6
(a) Includes 410,400 shares repurchased but not yet settled as of March 31, 2020.
(b) Includes 14,436 shares repurchased but not yet settled as of June 30, 2020.

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

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46.9	$164.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	236.0	227.3
Deferred Income Taxes	(10.3)	26.8
Amount of Postretirement Expense Greater Than Funding	157.0	5.1
Other, Net	30.6	5.9
Changes in Operating Assets and Liabilities	(316.4)	(369.5)
Net Cash Provided by Operating Activities	143.8	59.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(292.6)	(146.2)
Packaging Machinery Spending	(14.0)	(12.1)
Acquisition of Businesses, Net of Cash Acquired	(122.6)	(2.0)
Beneficial Interest on Sold Receivables	53.4	309.6
Beneficial Interest Obtained in Exchange for Proceeds	(5.0)	(156.9)
Other, Net	(7.9)	(2.4)
Net Cash Used in Investing Activities	(388.7)	(10.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(157.4)	(78.7)
Payments on Debt	(18.3)	(18.3)
Redemption of Noncontrolling Interest	(250.0)	—
Proceeds from Issuance of Debt	450.0	300.0
Borrowings under Revolving Credit Facilities	1,534.8	1,303.4
Payments on Revolving Credit Facilities	(1,308.2)	(1,495.3)
Repurchase of Common Stock related to Share-Based Payments	(8.9)	(4.0)
Debt Issuance Costs	(6.7)	(4.2)
Dividends and Distributions Paid to GPIP Partner	(53.6)	(58.3)
Other, Net	(1.3)	(1.0)
Net Cash Provided by (Used in) Financing Activities	180.4	(56.4)
Effect of Exchange Rate Changes on Cash	(4.8)	0.8
Net Decrease in Cash and Cash Equivalents	(69.3)	(5.8)
Cash and Cash Equivalents at Beginning of Period	152.9	70.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83.6	$64.7

Non-cash Investing and Financing Activities:
Beneficial Interest Obtained (Sold) in Exchange for Trade Receivables	$67.6	$(102.2)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$48.6	$41.6
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	$—	$15.5

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

On January 28, 2020, the Company announced that IP had notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million in cash. As a result, IP's ownership interest in GPIP decreased from 21.6% to 18.3% as of January 29, 2020.

Unless otherwise negotiated by the parties, IP's next opportunity to exchange their partnership units begins 180 days from the purchase date and is limited to the lesser of $250 million or 25% of the units owned immediately following the transaction, subject to a minimum and a cap on the number of units that may be exchanged for shares. IP will have further opportunities to exchange their partnership units beginning 180 days after each exchange date. The Company may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2019. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2020 and 2019, the Company recognized $1,605.3 million and $1,548.1 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2020 and 2019, the Company recognized $3,199.9 million and $3,049.7 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2020 and December 31, 2019, contract assets were $19.8 million and $24.3 million, respectively. The Company's contract liabilities consist principally of rebates, and as of June 30, 2020 and December 31, 2019 were $44.8 million and $49.6 million, respectively.

The Company did not have a material amount relating to backlog orders at June 30, 2020 or December 31, 2019.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other (Income) Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,
In millions	2020	2019
Receivables Sold and Derecognized	$1,357.1	$1,410.2
Proceeds Collected on Behalf of Financial Institutions	1,318.0	1,077.2
Net Proceeds Received From (Paid to) Financial Institutions	30.7	(3.6)
Deferred Purchase Price at June 30(a)	9.7	5.2
Pledged Receivables at June 30	260.7	124.0
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2020 and 2019, the Company sold receivables of approximately $151 million and $73 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, at June 30, 2020 and December 31, 2019, were approximately $600 million and $562 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Allocation Plan

On February 20, 2020 and May 20, 2020, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on April 5, 2020 and July 5, 2020 to shareholders of record as of March 15, 2020 and June 15, 2020, respectively.

On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). The previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program"). During the first six months of 2020 the Company repurchased 12,289,317 shares of its common stock at an average price of $12.82, under the 2019 share repurchase program. During the six months ended June 30, 2019, the Company repurchased 6,461,896 shares of its common stock at an average price of $12.04, under the 2017 share repurchase program. During the third quarter of 2019, the 2017 share repurchase program was completed. As of June 30, 2020, the Company has approximately $305 million available for additional repurchases under the 2019 share repurchase program.

Business Combinations and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Charges Associated with Business Combinations	$(5.5)	$0.5	$(4.0)	$2.6
Shutdown and Other Special Charges	22.0	9.4	26.2	13.5
Exit Activities(a)	4.0	—	17.0	—
Total	$20.5	$9.9	$39.2	$16.1
(a) Relates to the Company's CRB mills, converting facility closures and the PM1 containerboard machine exit activities (see "Note 15 — Exit Activities").

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment. During the three months ended June 30, 2020, the Company recorded a bargain purchase gain of $6.6 million as the net fair value of assets acquired and liabilities assumed was greater than the purchase price. The gain associated with this acquisition is included in Charges Associated with Business Combinations in the table above. For more information, see "Note 3 — Business Combinations."

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. During the three months ended June 30, 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 15 — Exit Activities."

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc. ("Greif"), a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States which are included in the Americas Paperboard Packaging reportable segment. Charges associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 3 — Business Combinations."

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility was closed effective June 30, 2020 with additional facilities to be closed by the end of 2020. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 15 — Exit Activities."

The Company has established estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. During the second quarter, the Company increased its estimated withdrawal liability for these plans by $12.2 million, which was recorded in Shutdown and Other Special Charges in the table above. For more information, see "Note 6 — Pensions and Other Postretirement Benefits."

During the three months ended June 30, 2020, the Company made one-time payments to front-line production employees and made contributions to local food banks in every community with our manufacturing operations. The charges associated with these payments were recorded in Shutdown and Other Special Charges in the table above.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On August 1, 2019, the Company acquired substantially all the assets of Artistic Carton Company ("Artistic"), a diversified producer of folding cartons and CRB. The acquisition included two converting facilities located in Auburn, Indiana and Elgin, Illinois (included in the Americas Paperboard Packaging reportable segment) and one CRB paperboard mill located in White Pigeon, Michigan (included in the Paperboard Mills reportable segment). Charges associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 3 — Business Combinations."

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2020	December 31, 2019
Finished Goods	$481.5	$434.8
Work in Progress	152.3	123.4
Raw Materials	389.8	370.0
Supplies	173.9	167.7
Total	$1,197.5	$1,095.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — BUSINESS COMBINATIONS

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc., a commercial printing company. The converting facility is located in Omaha, Nebraska, close to many of the Company's existing food and beverage customers. The Company paid approximately $41 million using existing cash and borrowings under its revolving credit facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The Company recorded $4.7 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years), $42.8 million related to net tangible assets (primarily working capital, land/buildings and equipment) and a bargain purchase gain of $6.6 million as the net fair value of assets acquired and liabilities assumed was greater than the purchase price.

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc., a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States and will allow the Company to increase its mill-to-converting plant integration over time. The Company paid approximately $80 million using existing cash and borrowings under its revolving credit facility. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date and is subject to adjustments in subsequent periods once the third-party valuations are finalized. The Company recorded $13.5 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years) and $66.2 million related to net tangible assets (primarily working capital, land/buildings and equipment).

As disclosed in "Note 1 — General Information," the Company completed the Artistic acquisition in 2019. The Company paid approximately $53 million for the Artistic acquisition using existing cash and borrowings under its revolving credit facility. During the three months ended March 31, 2020, the acquisition accounting for Artistic was finalized.

NOTE 4 — DEBT

On March 6, 2020, GPIL completed a private offering of $450.0 million aggregate principal amount of its senior unsecured notes due 2028. The Senior Notes bear interest at an annual rate of 3.50%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

Long-Term Debt is comprised of the following:

In millions	June 30, 2020	December 31, 2019
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2028	$450.0	$—
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.82%, payable in 2027	300.0	300.0
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.16%, payable in 2024	300.0	300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.90%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.76%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.62% at June 30, 2020) payable through 2023	1,377.9	1,396.1
Senior Secured Revolving Facilities with interest payable at floating rates (1.58% at June 30, 2020) payable in 2023	281.1	52.8
Finance Leases	132.1	134.2
Other	5.4	5.4
Total Long-Term Debt	3,521.5	2,863.5
Less: Current Portion	475.4	41.1
	3,046.1	2,822.4
Less: Unamortized Deferred Debt Issuance Costs	17.3	12.5
Total	$3,028.8	$2,809.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2020, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450.0	$203.0	$1,229.1
Senior Secured International Revolving Credit Facility	178.3	78.1	100.2
Other International Facilities	48.4	13.1	35.3
Total	$1,676.7	$294.2	$1,364.6
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $17.9 million as of June 30, 2020. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2020 and 2021 unless extended.

The Third Amended and Restated Credit Agreement dated as of January 1, 2018 and the Amended and Restated Term Loan Agreement dated as of January 1, 2018 (collectively, the "Credit Agreement"), the 4.75% Senior Notes due 2027 and the 3.50% Senior Notes due 2028 are guaranteed by GPIP and certain domestic subsidiaries. The 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC and certain domestic subsidiaries.

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

As of June 30, 2020, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs granted in the first six months of 2020 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,632,205	$15.42
Stock Awards — Board of Directors	71,160	$13.49

During the six months ended June 30, 2020 and 2019, $20.4 million and $10.8 million, respectively, were charged to compensation expense for stock incentive plans.

During the six months ended June 30, 2020 and 2019, 0.8 million and 0.5 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2017 and 2016, respectively.

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

In the first quarter of 2020, the Company purchased a group annuity contract using the assets held within the pension trust that transferred the remaining pension obligation under its largest U.S. pension plan of approximately $713 million to an insurance company. The Company incurred an additional non-cash settlement charge of $152.5 million related to this transfer. These non-cash settlement charges relate to Net Actuarial Loss previously recognized in Accumulated Other Comprehensive Loss.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Components of Net Periodic Cost:
Service Cost	$3.9	$3.7	$7.8	$7.0	$0.2	$0.2	$0.3	$0.3
Interest Cost	3.1	11.5	7.7	23.0	0.3	0.3	0.5	0.6
Administrative Expenses	0.1	0.1	0.2	0.2	—	—	—	—
Expected Return on Plan Assets	(4.7)	(13.7)	(11.6)	(27.5)	—	—	—	—
Net Settlement Loss	—	—	152.5	—	—	—	—	—
Amortization:
Prior Service Credit	—	—	—	—	—	(0.1)	(0.1)	(0.1)
Actuarial Loss (Gain)	1.1	2.6	2.7	5.1	(0.5)	(0.7)	(0.9)	(1.2)
Net Periodic Cost (Benefit)	$3.5	$4.2	$159.3	$7.8	$—	$(0.3)	$(0.2)	$(0.4)

Employer Contributions

The Company made contributions of $1.1 million to its pension plans during the first six months of 2020 and 2019. The Company expects to make contributions in the range of $10 million to $20 million for the full year 2020. During 2019, the Company made $11.3 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.0 million and $1.2 million during the first six months of 2020 and 2019, respectively. The Company estimates its postretirement health care benefit payments for the full year 2020 to be approximately $3 million. During 2019, the Company made postretirement health care benefit payments of $1.2 million.

Multi-Employer Plans

The Company has established estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. During the second quarter, the Company increased its estimated withdrawal liability for these plans by $12.2 million, which was recorded in Business Combinations and Shutdown and Other Special Charges in the Consolidated Statements of Operations, to reflect the Company's best estimate of the expected withdrawal liability. The estimated liability of $42.5 million related to these plans is recorded as Compensation and Employee Benefits and Other Noncurrent Liabilities in the Company's Consolidated Balance Sheets. For more information regarding the Company's multi-employer plans, see "Note 8 - Pension and Other Post Retirement Benefits" of the Notes to Consolidated Financial Statements of the Company's 2019 Form 10-K.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of June 30, 2020:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/03/2018	10/01/2020	$150.0	2.36%
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first six months of 2020 and 2019, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 59%, 36%, and 10% of its expected natural gas usage for the remainder of 2020 and all of 2021 and 2022, respectively.

During the first six months of 2020 and 2019, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At June 30, 2020, multiple forward exchange contracts existed that expire on various dates through the remainder of 2020. Those purchased forward exchange contracts outstanding at June 30, 2020 and December 31, 2019, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2020 and December 31, 2019, had notional amounts totaling $38.8 million and $87.6 million, respectively.

No amounts were reclassified to earnings during the first six months of 2020 or during 2019 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2020 and December 31, 2019, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2020 and December 31, 2019, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2020 and December 31, 2019, had net notional amounts totaling $110.9 million and $77.4 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of June 30, 2020, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	June 30,	December 31,	June 30,	December 31,
In millions	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$9.9	$6.6
Foreign currency contracts	0.6	—	0.1	1.5
Commodity contracts	—	—	0.4	3.4
Total Derivatives	$0.6	$—	$10.4	$11.5
(a) Derivative assets of $0.6 million are included in Other Current Assets as of June 30, 2020.

(b) Derivative liabilities of $7.2 million and $8.5 million are included in Other Accrued Liabilities as of June 30, 2020 and December 31, 2019, respectively. Derivative liabilities of $3.2 million and $3.0 million are included in Other Noncurrent Liabilities as of June 30, 2020 and December 31, 2019, respectively.

The fair values of the Company’s other financial assets and liabilities at June 30, 2020 and December 31, 2019 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $3,428.7 million and $2,788.6 million as compared to the carrying amounts of $3,389.4 million and $2,729.3 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019		2020	2019	2020	2019
Commodity Contracts	$(4.8)	$3.6	$(8.4)	$2.7	Cost of Sales	$(2.3)	$(0.1)	$(5.4)	$0.1
Foreign Currency Contracts	0.2	0.2	(2.6)	(0.9)	Other (Income) Expense, Net	(0.2)	—	(0.6)	(0.7)
Interest Rate Swap Agreements	0.4	3.8	5.9	5.8	Interest Expense, Net	2.0	0.1	2.9	0.1
Total	$(4.2)	$7.6	$(5.1)	$7.6		$(0.5)	$—	$(3.1)	$(0.5)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2020	2019	2020	2019
Foreign Currency Contracts	Other (Income) Expense, Net	$(5.9)	$1.5	$(0.4)	$1.4

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020:

In millions
Balance at December 31, 2019	$(10.9)
Reclassification to Earnings	(3.1)
Current Period Change in Fair Value	5.1
Balance at June 30, 2020	$(8.9)

At June 30, 2020, the Company expects to reclassify $6.3 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

During the six months ended June 30, 2020 and 2019, the Company recognized Income Tax Expense of $12.9 million and $44.0 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $59.4 million and $207.8 million, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 is lower than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees and corrugated products and ink supply. Payments to IP for the six months ended June 30, 2020 for fiber procurement fees and corrugated products were $6.2 million (related to pass through wood purchases of approximately $107 million) and $14.6 million, respectively. There were no payments to IP for transition services during the six months ended June 30, 2020.  Payments to IP for the six months ended June 30, 2019 for transition services, fiber procurement fees and corrugated products and ink supply were $0.1 million, $5.6 million (related to pass through wood purchases of approximately $124 million) and $12.7 million, respectively. In addition, approximately $2 million of payments were made for purchases unrelated to these agreements for the six months ended June 30, 2019.

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
NET SALES:
Paperboard Mills	$234.6	$279.2	$503.1	$554.7
Americas Paperboard Packaging	1,153.7	1,062.7	2,277.1	2,085.5
Europe Paperboard Packaging	183.0	177.2	359.8	351.0
Corporate/Other/Eliminations(a)	39.7	33.7	70.1	67.5
Total	$1,611.0	$1,552.8	$3,210.1	$3,058.7

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(35.3)	$12.5	$(58.2)	$8.5
Americas Paperboard Packaging	157.1	125.3	351.9	250.9
Europe Paperboard Packaging	20.7	15.5	32.7	34.7
Corporate and Other(b)	(27.7)	(8.9)	(51.6)	(15.7)
Total	$114.8	$144.4	$274.8	$278.4

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$67.0	$52.4	$126.0	$108.6
Americas Paperboard Packaging	40.7	40.9	80.1	84.6
Europe Paperboard Packaging	9.3	11.8	19.1	23.6
Corporate and Other	5.4	5.1	10.8	10.5
Total	$122.4	$110.2	$236.0	$227.3
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, exit activities, idle and abandoned assets and shutdown and other special charges.

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2020	2019	2020	2019
Net Income Attributable to Graphic Packaging Holding Company	$52.1	$63.8	$39.4	$121.7
Weighted Average Shares:
Basic	279.9	295.2	284.4	296.3
Dilutive Effect of RSUs	0.6	0.5	0.8	0.7
Diluted	280.5	295.7	285.2	297.0
Earnings Per Share — Basic	$0.19	$0.22	$0.14	$0.41
Earnings Per Share — Diluted	$0.19	$0.22	$0.14	$0.41

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 — REDEEMABLE NONCONTROLLING INTEREST

For information regarding the Company's Redeemable Noncontrolling Interest, see "Note 15 — Redeemable Noncontrolling Interest" of the Notes to Consolidated Financial Statements of the Company's 2019 Form 10-K.

On January 28, 2020, the Company announced that IP had notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million in cash. As a result, IP's ownership interest in GPIP decreased from 21.6% to 18.3% as of January 29, 2020.

At June 30, 2020, the redeemable noncontrolling interest was determined as follows:

In millions
Balance at December 31, 2019	$304.3
Net Loss Attributable to Redeemable Noncontrolling Interest	(5.2)
Other Comprehensive Income, Net of Tax	8.6
Redemption of IP's Ownership Interest	(250.0)
Redeemable Noncontrolling Interest Redemption Value Adjustment	(12.7)
Distributions of Membership Interest	(1.2)
Balance at June 30, 2020	$43.8

Redeemable Noncontrolling Interest is recorded at the greater of carrying amount or redemption value at the end of each period. The redemption value is determined by the closing price of the Company's common stock.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the components of Accumulated Other Comprehensive Loss attributable to GPHC for the six months ended June 30, 2020 are as follows:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2019	$(16.6)	$(238.5)	$(110.7)	$(365.8)
Other Comprehensive Income (Loss) before Reclassifications	4.1	32.0	(42.9)	(6.8)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(a)	(2.5)	123.5	—	121.0
Net Current-period Other Comprehensive Income (Loss)	1.6	155.5	(42.9)	114.2
Less:
Net Current-period Other Comprehensive (Income) Loss Attributable to Noncontrolling Interest(b)	(0.3)	(41.9)	8.2	(34.0)
Balance at June 30, 2020	$(15.3)	$(124.9)	$(145.4)	$(285.6)
(a) See following table for details about these reclassifications.
(b) Includes amounts related to redeemable noncontrolling interest which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the six months ended June 30, 2020:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(5.4)		Cost of Sales
Foreign Currency Contracts	(0.6)		Other (Income) Expense, Net
Interest Rate Swap Agreements	2.9		Interest Expense, Net
	(3.1)		Total before Tax
	0.6		Tax Expense
	$(2.5)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	155.2	(a)
	155.2		Total before Tax
	(30.9)		Tax Benefit
	$124.3		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(a)
Actuarial Gains	(0.9)	(a)
	(1.0)		Total before Tax
	0.2		Tax Expense
	$(0.8)		Net of Tax

Total Reclassifications for the Period	$121.0
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

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. During the three months ended June 30, 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine.

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility was closed effective June 30, 2020 with additional facilities to be closed by the end of 2020.

The Company accounts for the costs associated with these closures in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets ("ASC 360"), ASC 420, Exit or Disposal Costs Obligations ("ASC 420") and ASC 712 Compensation-Nonretirement Post Employment Benefits ("ASC 712"). During the six months ended June 30, 2020, the Company recorded $33.0 million of exit costs. The Company did not record any exit costs during the six months ended June 30, 2019. Other costs associated with the start up of the new CRB paper machine will be recorded in the period in which they are incurred. These costs are included in the Corporate and Other caption in "Note 11 - Segment Information."

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the costs incurred related to these restructurings:

		Three Months Ended June 30,	Six Months Ended June 30,
In millions	Location in Statement of Operations	2020
Severance costs and other(a)	Business Combinations and Shutdown and Other Special Charges, Net	$2.5	$7.0
Accelerated depreciation	Cost of Sales	11.4	16.0
Inventory and asset write-offs	Business Combinations and Shutdown and Other Special Charges, Net	1.5	10.0
Total		$15.4	$33.0
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions
Balance at December 31, 2019	$7.1
Costs incurred	7.4
Payments	(1.2)
Adjustments(a)	(0.4)
Balance at June 30, 2020	$12.9
(a) Adjustments related to changes in estimates of severance costs.

In conjunction with the closure of the two smaller CRB Mills in 2022, the Company currently expects to incur exit activity charges for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $60 million. Through June 30, 2020, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $10.6 million and accelerated depreciation and inventory and asset write-offs of $16.5 million.

For the closures of the White Pigeon, Michigan CRB mill and the shutdown of the PM1 containerboard machine in West Monroe, Louisiana, the Company has incurred cumulative exit activity charges for post-employment benefits of $2.4 million and accelerated depreciation and inventory and asset write-offs of $15.8 million through June 30, 2020. The Company does not expect to incur any additional significant costs charges related to these closures.

For the closure of the facilities acquired from Greif, the Company currently expects to incur exit activity charges for post-employment benefits of approximately $3.5 million and for accelerated amortization of operating lease assets of $3.5 million. Through June 30, 2020, the Company has incurred cumulative exit activity charges for post-employment benefits of $1.4 million and accelerated amortization of $0.9 million related to these closures.

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

Significant Factors That Impact The Company’s Business

COVID-19 Pandemic. There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While, to the Company’s knowledge, the COVID-19 pandemic has not materially impacted its overall business, operations, or financial results to date, it may have far-reaching impacts on many aspects of the Company's operations, including impacts on customer and consumer behaviors, business and manufacturing operations, inventory, accounts receivable, the Company’s employees, and the market generally. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business accordingly, such as to balance the Company's supply with demand by adjusting mill maintenance outages and taking downtime where appropriate such as we expect to take SBS mill market downtime in Q3 of 2020 to reflect reduced demand for SBS cupstock.

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs decreased in the first six months of 2020 by $0.3 million, compared to the first six months of 2019. The lower costs in the six months ended June 30, 2020 were due to wood ($17.3 million), energy ($9.3 million), and other costs, net ($3.4 million) partially offset by higher labor and benefit costs ($23.1 million) and secondary fiber cost ($6.6 million).
Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2020 and all of 2021 and 2022. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Debt Obligations. The Company had an aggregate principal amount of $3,529.3 million of outstanding debt obligations as of June 30, 2020. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company's Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2020 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•Net Sales for the three months ended June 30, 2020, increased $58.2 million or 3.7% to $1,611.0 million from $1,552.8 million for the three months ended June 30, 2019, due to higher selling prices, organic volume growth, and the Greif, Quad and Artistic acquisitions discussed below, partially offset by unfavorable foreign currency exchange rates and lower open market volume of our paperboard.

•Income from Operations for the three months ended June 30, 2020 decreased $29.6 million or 20.5% to $114.8 million from $144.4 million for the three months ended June 30, 2019. Increases due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes, commodity deflation, and favorable foreign currency exchange rates, were offset by higher labor and benefits costs, higher levels of planned maintenance at the mills, and higher charges for a settlement accrual for a multi-employer pension plan.

Acquisitions

•On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc. ("Greif"), a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States, which are included in the Americas Paperboard Packaging reportable segment.

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

Capital Allocations

•On May 20, 2020, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on July 5, 2020 to shareholders of record as of June 15, 2020.

•On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). The previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program"). During the first six months of 2020, the Company repurchased 12,289,317 shares of its common stock at an average price of $12.82, under the 2019 share repurchase program. During the six months ended June 30, 2019, the Company repurchased 6,461,896 shares of its common stock at an average price of $12.04, under the 2017 share repurchase program. During the third quarter of 2019, the 2017 share repurchase program was completed. As of June 30, 2020, the Company has approximately $305 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Net Sales	$1,611.0	$1,552.8	$3,210.1	$3,058.7
Income from Operations	114.8	144.4	274.8	278.4
Nonoperating Pension and Postretirement Benefit Income (Expense)	0.6	—	(151.0)	(0.1)
Interest Expense, Net	(30.7)	(35.5)	(64.4)	(70.5)
Income before Income Taxes and Equity Income of Unconsolidated Entity	84.7	108.9	59.4	207.8
Income Tax Expense	(18.3)	(23.0)	(12.9)	(44.0)
Income before Equity Income of Unconsolidated Entity	66.4	85.9	46.5	163.8
Equity Income of Unconsolidated Entity	0.3	0.2	0.4	0.4
Net Income	$66.7	$86.1	$46.9	$164.2

SECOND QUARTER 2020 COMPARED WITH SECOND QUARTER 2019

Net Sales

	Three Months Ended June 30,
In millions	2020	2019	Increase	Percent Change
Consolidated	$1,611.0	$1,552.8	$58.2	3.7%

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2019	Price	Volume/Mix	Exchange	Total	2020
Consolidated	$1,552.8	$5.4	$65.9	$(13.1)	$58.2	$1,611.0

The Company’s Net Sales for the three months ended June 30, 2020 increased by $58.2 million or 3.7% to $1,611.0 million from $1,552.8 million for the three months ended June 30, 2019, due to Net Sales of $85.2 million from the Greif, Artistic, and Quad acquisitions, higher selling prices and organic volume growth including conversions to our paperboard packaging solutions. These increases were offset by lower open market volume of our paperboard and unfavorable foreign currency exchange rates, primarily the British Pound, Mexican Peso, Euro, and Australian dollar. The higher selling prices are the results of announced price increases which benefit from inflationary pass throughs in the converting business partially offset by price declines on open market sales. Core converting volumes were up, primarily in global beverage, dry foods, and cereal offset by declines in away from home and confections products. The COVID-19 pandemic had a positive impact on volumes in the quarter for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations

	Three Months Ended June 30,
In millions	2020	2019	Decrease	Percent Change
Consolidated	$114.8	$144.4	$(29.6)	(20.5)%

The components of the change in Income from Operations are as follows:

	Three Months Ended June 30,
		Variances
In millions	2019	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2020
Consolidated	$144.4	$5.4	$(11.3)	$(2.5)	$2.3	$(23.5)	$(29.6)	$114.8
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended June 30, 2020 decreased $29.6 million or 20.5% to $114.8 million from $144.4 million for the three months ended June 30, 2019. Increases due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes including from organic volume growth and acquisitions, commodity deflation and favorable foreign currency exchange rates, were offset by product mix, higher levels of planned maintenance at the mills, higher charges for exit activities related to our announced closures of White Pigeon, Michigan, CRB mill and West Monroe, Louisiana, PM1 containerboard machine, higher charges for a settlement accrual for a multi-employer pension plan, and other inflation (primarily labor and benefits). Inflation increased for the three months ended June 30, 2020 by $2.5 million due to higher labor and benefit costs ($11.1 million) and secondary fiber costs ($10.4 million), partially offset by lower wood ($11.3 million), energy ($2.6 million), freight ($1.6 million) and other costs, net ($3.5 million).

Interest Expense, Net

Interest Expense, Net was $30.7 million and $35.5 million for the three months ended June 30, 2020 and 2019, respectively. Interest Expense, Net decreased due primarily to lower interest rates, partially offset by higher debt balances as compared to the same period in the prior year. As of June 30, 2020, approximately 38% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2020 and 2019, the Company recognized Income Tax Expense of $18.3 million and $23.0 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $84.7 million and $108.9 million, respectively. The effective tax rate for the three months ended June 30, 2020 and 2019 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

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

FIRST SIX MONTHS 2020 COMPARED WITH FIRST SIX MONTHS 2019

Net Sales

	Six Months Ended June 30,
In millions	2020	2019	Increase	Percent Change
Consolidated	$3,210.1	$3,058.7	$151.4	4.9%

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2019	Price	Volume/Mix	Exchange	Total	2020
Consolidated	$3,058.7	$19.5	$154.9	$(23.0)	$151.4	$3,210.1

The Company’s Net Sales for the six months ended June 30, 2020 increased by $151.4 million or 4.9% to $3,210.1 million from $3,058.7 million for the six months ended June 30, 2019, due to Net Sales of $114.1 million from the Greif, Artistic and Quad Acquisitions, higher selling prices, and organic volume growth including conversions to our paperboard packaging solutions. These increases were partially offset by lower open market volume of our paperboard and unfavorable foreign currency exchange rates, primarily the British Pound, Mexican Peso, Euro, and Australian dollar. The higher selling prices are the results of announced price increases which benefit from inflationary pass throughs in the converting business partially offset by price declines on open market sales. Core converting volumes were up, primarily in global beverage, dry foods, and cereal offset by declines in away from home and frozen foods products. The COVID-19 pandemic had a positive impact on volumes in the first half of 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations

	Six Months Ended June 30,
In millions	2020	2019	Decrease	Percent Change
Consolidated	$274.8	$278.4	$(3.6)	(1.3)%

The components of the change in Income from Operations are as follows:

	Six Months Ended June 30,
		Variances
In millions	2019	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2020
Consolidated	$278.4	$19.5	$(5.9)	$0.3	$(5.9)	$(11.6)	$(3.6)	$274.8
(a) Includes the Company's cost reduction initiatives, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the six months ended June 30, 2020 decreased $3.6 million or 1.3% to $274.8 million from $278.4 million for the six months ended June 30, 2019. Increases due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes including from organic volume growth and acquisitions, and commodity deflation were offset by product mix, higher levels of planned maintenance at the mills, higher charges for exit activities related to our announced closures of White Pigeon, Michigan, CRB mill and West Monroe, Louisiana, PM1 containerboard machine, higher charges for a settlement accrual for a multi-employer pension plan, other inflation (primarily labor and benefits) and unfavorable foreign currency exchange rates. Commodity costs decreased for the six months ended June 30, 2020 by $0.3 million primarily due to wood ($17.3 million), energy ($9.3 million), and other costs, net ($3.4 million), partially offset by higher labor and benefit costs ($23.1 million) and secondary fiber cost ($6.6 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was an expense of $151.0 million for the six months ended June 30, 2020 versus an expense of $0.1 million in 2019. The increase was due to a settlement charge of $152.5 million incurred during the first quarter of 2020 associated with the Company's purchase of a group annuity contract that transferred the remaining pension benefit obligation under the largest U.S. Plan of approximately $713 million to an insurance company.

Interest Expense, Net

Interest Expense, Net was $64.4 million and $70.5 million for the six months ended June 30, 2020 and 2019, respectively. Interest Expense, Net decreased due primarily to lower interest rates, partially offset by higher debt balances as compared to the same period in the prior year.

Income Tax Expense

During the six months ended June 30, 2020 and 2019, the Company recognized Income Tax Expense of $12.9 million and $44.0 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $59.4 million and $207.8 million, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
NET SALES:
Paperboard Mills	$234.6	$279.2	$503.1	$554.7
Americas Paperboard Packaging	1,153.7	1,062.7	2,277.1	2,085.5
Europe Paperboard Packaging	183.0	177.2	359.8	351.0
Corporate/Other/Eliminations(a)	39.7	33.7	70.1	67.5
Total	$1,611.0	$1,552.8	$3,210.1	$3,058.7

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(35.3)	$12.5	$(58.2)	$8.5
Americas Paperboard Packaging	157.1	125.3	351.9	250.9
Europe Paperboard Packaging	20.7	15.5	32.7	34.7
Corporate and Other(b)	(27.7)	(8.9)	(51.6)	(15.7)
Total	$114.8	$144.4	$274.8	$278.4
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, exit activities, idle and abandoned assets and shutdown and other special charges.

2020 COMPARED WITH 2019

Second Quarter 2020 Compared to Second Quarter 2019

Paperboard Mills

Net Sales decreased from prior year due to lower selling prices, customer mix, and lower open market volume primarily of SBS offset by higher open market volume of CRB including the White Pigeon mill, which was acquired as part of Artistic. The Company also internalized more paperboard tons.

Loss from Operations increased due to the lower selling prices, lower open market volume, higher levels of planned maintenance at the mills, higher labor and benefits costs, and customer mix of open market volume partially offset by productivity improvements, including benefits from capital projects, and commodity deflation. The commodity deflation was primarily due to lower prices for wood and energy.

Americas Paperboard Packaging

Net Sales increased due to higher selling prices, the Greif, Artistic, and Quad acquisitions, organic volume growth including conversions to our paperboard packaging solutions, and new product introductions. Higher volumes in global beverage, dry foods, and cereal were offset by declines in away from home and confections products. In beverage, volumes increased in all categories including soft drink, craft and specialty, and big beer. The COVID-19 pandemic had a positive impact on volumes in the second quarter of 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations increased due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes, and commodity deflation, partially offset by other inflation (primarily labor and benefits) and unfavorable foreign currency exchange rates. The commodity deflation was primarily due to lower prices for wood and energy.

Europe Paperboard Packaging

Net Sales increased as higher pricing and increased volumes, led by beverage and convenience, were partially offset by unfavorable mix and foreign currency exchange rates.

Income from Operations increased due to higher selling prices, increased volumes, and commodity deflation partially offset by higher labor and benefits costs and COVID-19 costs.

First Six Months of 2020 Compared to First Six Months of 2019

Paperboard Mills

Net Sales decreased from prior year due to lower selling prices, customer mix, and lower open market volume primarily of SBS offset by higher open market volume of CRB including the White Pigeon mill, which was acquired as part of Artistic. The Company also internalized more paperboard tons.

Loss from Operations increased due to the lower selling prices, lower open market volume, higher levels of planned maintenance at the mills, higher labor and benefits costs, and customer mix of open market volume partially offset by productivity improvements, including benefits from capital projects, and commodity deflation. The commodity deflation was primarily due to lower prices for wood and energy.

Americas Paperboard Packaging

Net Sales increased due to higher selling prices, the Greif, Artistic, and Quad acquisitions, organic volume growth including conversions to our paperboard packaging solutions, and new product introductions. Higher volumes in global beverage, dry foods, and cereal were offset by declines in away from home and frozen food products. In beverage, volumes increased in all categories including soft drink, craft and specialty, and big beer. COVID-19 had a positive impact on volumes in the first half of 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations increased due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes, and commodity deflation, partially offset by other inflation (primarily labor and benefits) and unfavorable foreign currency exchange rates. The commodity deflation was primarily due to lower prices for wood and energy.

Europe Paperboard Packaging

Net Sales increased as higher pricing and increased volumes, led by beverage and convenience, were partially offset by unfavorable mix and foreign currency exchange rates.

Income from Operations decreased due to higher inflation, primarily labor and benefits, external board, and COVID-19 costs. The increased costs were partially offset by the higher selling prices, increased volumes, and commodity deflation.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2020	2019
Net Cash Provided by Operating Activities	$143.8	$59.8
Net Cash Used in Investing Activities	$(388.7)	$(10.0)
Net Cash Provided by (Used in) Financing Activities	$180.4	$(56.4)

Net cash provided by operating activities for the first six months of 2020 totaled $143.8 million, compared to $59.8 million for the same period in 2019. The increase was due primarily to the restructuring of certain of the Company's accounts receivable sale and securitization programs as well as improved operations as compared to the same period in the prior year. Pension contributions for the first six months of 2020 and 2019 were $1.1 million.

Net cash used in investing activities for the first six months of 2020 totaled $388.7 million, compared to $10.0 million for the same period in 2019. Capital spending was $306.6 million and $158.3 million in 2020 and 2019, respectively. In 2020, the Company paid approximately $41 million and $80 million for the Quad and Greif acquisitions, respectively. In 2019, the Company paid the remaining $2.0 million for the Letica acquisition. Net beneficial interest decreased by $104.3 million as a result of the restructuring of certain of the Company's accounts receivable sale and securitization programs. Net cash receipts related to the accounts receivable securitization and sale programs were $48.4 million and $152.7 million in 2020 and 2019, respectively.

Net cash provided by financing activities for the first six months of 2020 totaled $180.4 million, compared to $56.4 million used in financing activities for the same period in 2019. Current year activities include a debt offering of $450 million aggregate principal amount of 3.50% senior notes due 2028. The Company used the net proceeds to repay a portion of its outstanding borrowings under its senior secured revolving credit facility. In the current year period, the Company also paid $250 million toward the redemption of International Paper Company's ownership interest in Graphic Packaging International Partners, LLC. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $157.4 million and payments on debt of $18.3 million. The Company also paid dividends and distributions of $53.6 million and withheld $8.9 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company made a debt offering of $300 million aggregate principal amount of 4.75% senior notes due 2027. The Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock and payments on debt of $18.3 million. In addition, the Company paid dividends and distributions of $58.3 million and withheld $4.0 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other (Income) Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,
In millions	2020	2019
Receivables Sold and Derecognized	$1,357.1	$1,410.2
Proceeds Collected on Behalf of Financial Institutions	1,318.0	1,077.2
Net Proceeds Received From (Paid to) Financial Institutions	30.7	(3.6)
Deferred Purchase Price at June 30(a)	9.7	5.2
Pledged Receivables at June 30	260.7	124.0
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2020 and 2019, the Company sold receivables of approximately $151 million and $73 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $600 million and $562 million as of June 30, 2020 and December 31, 2019, respectively.

Covenant Restrictions

Covenants contained in the Third Amended and Restated Credit Agreement dated as of January 1, 2018, the Amended and Restated Term Loan Agreement dated as of January 1, 2018 (collectively, the "Credit Agreement") and the Indentures may, among other things, limit the ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Third Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on January 2, 2018.

The Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2020, the Company was in compliance with such covenant and the ratio was 3.02 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2020, the Company was in compliance with such covenant and the ratio was 8.54 to 1.00.

As of June 30, 2020, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2020 was $306.6 million compared to $158.3 million in the first six months of 2019. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, MI discussed in "Note 15 — Exit Activities," and continued investments made as part of the integration of acquisitions.

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

The Company performed its annual goodwill impairment tests as of October 1, 2019. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 32% and 17%, respectively, whereas all other reporting units exceeded by more than 50%. The Foodservice and Australia reporting units had goodwill totaling $43.0 million and $14.1 million, respectively at June 30, 2020. While the Company does not believe that the impact on the business to date of the COVID-19 pandemic has triggered the need to perform an impairment test on goodwill, the Company will continue to assess the impact on its business.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2020 is expected to be approximately $625 million.

The Company also expects the following in 2020:

•Depreciation and amortization expense of approximately $460 million, excluding approximately $6 million of pension amortization and $26 million of accelerated depreciation related to exit activities.

•Pension plan contributions between $10 million and $20 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2019. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2020. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2020, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period (2020)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)
April 1, through April 30,	2,053,671	$12.47	54,768,005	23,381,865
May 1, through May 31,	—	$—	54,768,005	21,572,073
June 1, through June 30,	568,612	$13.37	55,336,617	21,768,832
Total	2,622,283
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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 21, 2020
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 21, 2020
Charles D. Lischer