Form 10-Q
period 2020-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2020-10-20
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of October 19, 2020, there were 270,783,150 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2020	2019	2020	2019
Net Sales	$1,697.7	$1,581.6	$4,907.8	$4,640.3
Cost of Sales	1,442.2	1,315.2	4,069.4	3,820.0
Selling, General and Administrative	126.3	131.3	394.1	387.8
Other Expense, Net	1.1	4.2	2.2	7.1
Business Combinations and Shutdown and Other Special Charges, Net	9.0	8.2	48.2	24.3
Income from Operations	119.1	122.7	393.9	401.1
Nonoperating Pension and Postretirement Benefit Income (Expense)	0.2	—	(150.8)	(0.1)
Interest Expense, Net	(32.0)	(35.9)	(96.4)	(106.4)
Income before Income Taxes and Equity Income of Unconsolidated Entity	87.3	86.8	146.7	294.6
Income Tax Expense	(8.3)	(16.9)	(21.2)	(60.9)
Income before Equity Income of Unconsolidated Entity	79.0	69.9	125.5	233.7
Equity Income of Unconsolidated Entity	0.3	0.1	0.7	0.5
Net Income	79.3	70.0	126.2	234.2
Net Income Attributable to Noncontrolling Interest	(15.6)	(17.9)	(23.1)	(60.4)
Net Income Attributable to Graphic Packaging Holding Company	$63.7	$52.1	$103.1	$173.8

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.23	$0.18	$0.37	$0.59
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.23	$0.18	$0.36	$0.59

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended September 30,
2020
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income	$63.7	$13.6	$2.0	$79.3
Other Comprehensive Income, Net of Tax:
Derivative Instruments	5.5	1.1	—	6.6
Pension and Postretirement Benefit Plans	0.8	0.1	—	0.9
Currency Translation Adjustment	23.8	4.3	0.3	28.4
Total Other Comprehensive Income, Net of Tax	30.1	5.5	0.3	35.9
Total Comprehensive Income	$93.8	$19.1	$2.3	$115.2
2019
Net Income	$52.1	$13.8	$4.1	$70.0
Other Comprehensive Income (Loss), Net of Tax:
Pension and Postretirement Benefit Plans	1.1	0.3	0.1	1.5
Currency Translation Adjustment	(14.6)	(3.1)	(0.9)	(18.6)
Total Other Comprehensive Loss, Net of Tax	(13.5)	(2.8)	(0.8)	(17.1)
Total Comprehensive Income	$38.6	$11.0	$3.3	$52.9

Nine Months Ended September 30,
2020
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income (Loss)	$103.1	$26.3	$(3.2)	$126.2
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	6.8	1.5	(0.1)	8.2
Pension and Postretirement Benefit Plans	114.4	32.5	9.5	156.4
Currency Translation Adjustment	(10.9)	(3.1)	(0.5)	(14.5)
Total Other Comprehensive Income, Net of Tax	110.3	30.9	8.9	150.1
Total Comprehensive Income	$213.4	$57.2	$5.7	$276.3
2019
Net Income	$173.8	$46.6	$13.8	$234.2
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(4.8)	(1.4)	(0.4)	(6.6)
Pension and Postretirement Benefit Plans	3.2	0.9	0.3	4.4
Currency Translation Adjustment	(13.3)	(2.8)	(0.9)	(17.0)
Total Other Comprehensive Loss, Net of Tax	(14.9)	(3.3)	(1.0)	(19.2)
Total Comprehensive Income	$158.9	$43.3	$12.8	$215.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$55.5	$152.9
Receivables, Net	743.4	504.5
Inventories, Net	1,153.8	1,095.9
Other Current Assets	65.7	52.3
Total Current Assets	2,018.4	1,805.6
Property, Plant and Equipment, Net	3,437.4	3,253.8
Goodwill	1,469.9	1,477.9
Intangible Assets, Net	447.8	477.3
Other Assets	308.5	275.3
Total Assets	$7,682.0	$7,289.9

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$495.8	$50.4
Accounts Payable	738.5	716.1
Compensation and Employee Benefits	193.4	168.4
Other Accrued Liabilities	292.0	263.8
Total Current Liabilities	1,719.7	1,198.7
Long-Term Debt	3,196.9	2,809.9
Deferred Income Tax Liabilities	529.0	511.8
Accrued Pension and Postretirement Benefits	106.7	140.4
Other Noncurrent Liabilities	295.8	266.8

Redeemable Noncontrolling Interest (Note 13)	—	304.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 272,545,029 and 290,246,907 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2.7	2.9
Capital in Excess of Par Value	1,732.4	1,876.7
(Accumulated Deficit) Retained Earnings	(52.0)	56.4
Accumulated Other Comprehensive Loss	(255.5)	(365.8)
Total Graphic Packaging Holding Company Shareholders' Equity	1,427.6	1,570.2
Noncontrolling Interest	406.3	487.8
Total Equity	1,833.9	2,058.0
Total Liabilities and Shareholders' Equity	$7,682.0	$7,289.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income
In millions, except share amounts	Shares	Amount				Noncontrolling Interests	Total Equity
Balances at December 31, 2019	290,246,907	$2.9	$1,876.7	$56.4	$(365.8)	$487.8	$2,058.0
Net Loss	—	—	—	(12.7)	—	(1.8)	(14.5)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(1.0)	(0.3)	(1.3)
Pension and Postretirement Benefit Plans	—	—	—	—	113.3	32.4	145.7
Currency Translation Adjustment	—	—	—	—	(46.0)	(10.0)	(56.0)
Repurchase of Common Stock(a)	(9,667,034)	(0.1)	(52.6)	(71.7)	—	—	(124.4)
Dividends Declared	—	—	—	(21.1)	—	—	(21.1)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	18.1	—	—	—	18.1
Tax Effect of IP Redemption	—	—	6.8	—	—	—	6.8
Distribution of Membership Interest	—	—	—	—	—	(4.6)	(4.6)
Recognition of Stock-Based Compensation, Net	—	—	3.6	—	—	—	3.6
Issuance of Shares for Stock-Based Awards	788,561	—	—	—	—	—	—
Balances at March 31, 2020	281,368,434	$2.8	$1,852.6	$(49.1)	$(299.5)	$503.5	$2,010.3
Net Income	—	—	—	52.1	—	14.5	66.6
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2.3	0.7	3.0
Pension and Postretirement Benefit Plans	—	—	—	—	0.3	—	0.3
Currency Translation Adjustment	—	—	—	—	11.3	2.6	13.9
Repurchase of Common Stock(b)	(2,622,283)	—	(14.3)	(18.8)	—	—	(33.1)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	(5.4)	—	—	—	(5.4)
Dividends Declared	—	—	—	(21.3)	—	—	(21.3)
Distribution of Membership Interest	—	—	—	—	—	(5.6)	(5.6)
Recognition of Stock-Based Compensation, Net	—	—	7.9	—	—	—	7.9
Issuance of Shares for Stock-Based Awards	93,381	—	—	—	—	—	—
Balances at June 30, 2020	278,839,532	$2.8	$1,840.8	$(37.1)	$(285.6)	$515.7	$2,036.6
Net Income	—	—	—	63.7	—	13.6	77.3
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	5.5	1.1	6.6
Pension and Postretirement Benefit Plans	—	—	—	—	0.8	0.1	0.9
Currency Translation Adjustment	—	—	—	—	23.8	4.3	28.1
Repurchase of Common Stock(c)	(6,607,221)	(0.1)	(36.0)	(58.0)	—	—	(94.1)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	(0.5)	—	—	—	(0.5)
Redemption of IP's Ownership Interest	—	—	(87.4)	—	—	(123.5)	(210.9)
Tax Effect of IP Redemption	—	—	9.2	—	—	—	9.2
Dividends Declared	—	—	—	(20.6)	—	—	(20.6)
Distribution of Membership Interest	—	—	—	—	—	(5.0)	(5.0)
Recognition of Stock-Based Compensation, Net	—	—	6.3	—	—	—	6.3
Issuance of Shares for Stock-Based Awards	4,533	—	—	—	—	—	—
Balances at September 30, 2020	272,236,844	$2.7	$1,732.4	$(52.0)	$(255.5)	$406.3	$1,833.9
(a) Includes 410,400 shares repurchased but not yet settled as of March 31, 2020.
(b) Includes 14,436 shares repurchased but not yet settled as of June 30, 2020.
(c) Includes 308,185 shares repurchased but not yet settled as of September 30, 2020.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income
In millions, except share amounts	Shares	Amount				Noncontrolling Interests	Total Equity
Balances at December 31, 2018	299,807,779	$3.0	$1,944.4	$10.0	$(377.9)	$439.0	$2,018.5
Net Income	—	—	—	57.9	—	15.6	73.5
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(0.4)	(0.1)	(0.5)
Pension and Postretirement Benefit Plans	—	—	—	—	1.2	0.2	1.4
Currency Translation Adjustment	—	—	—	—	3.9	0.9	4.8
Repurchase of Common Stock(a)	(5,033,426)	(0.1)	(27.2)	(32.2)	—	—	(59.5)
Dividends Declared	—	—	—	(22.1)	—	—	(22.1)
Reclassification of Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	(6.7)	(6.7)
Distribution of Membership Interest	—	—	—	—	—	(5.0)	(5.0)
Recognition of Stock-Based Compensation, Net	—	—	0.9	—	—	—	0.9
Issuance of Shares for Stock-Based Awards	530,196	—	—	—	—	—	—
Balances at March 31, 2019	295,304,549	$2.9	$1,918.1	$13.6	$(373.2)	$443.9	$2,005.3
Net Income	—	—	—	63.8	—	17.2	81.0
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(4.4)	(1.3)	(5.7)
Pension and Postretirement Benefit Plans	—	—	—	—	0.9	0.4	1.3
Currency Translation Adjustment	—	—	—	—	(2.6)	(0.6)	(3.2)
Repurchase of Common Stock	(1,428,470)	—	(7.7)	(10.6)	—	—	(18.3)
Dividends Declared	—	—	—	(22.1)	—	—	(22.1)
Reclassification of Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	19.1	19.1
Distribution of Membership Interest	—	—	—	—	—	(6.4)	(6.4)
Recognition of Stock-Based Compensation, Net	—	—	5.9	—	—	—	5.9
Issuance of Shares for Stock-Based Awards	94,327	—	—	—	—	—	—
Balances at June 30, 2019	293,970,406	$2.9	$1,916.3	$44.7	$(379.3)	$472.3	$2,056.9
Net Income	—	—	—	52.1	—	13.8	65.9
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	—	—	—
Pension and Postretirement Benefit Plans	—	—	—	—	1.1	0.3	1.4
Currency Translation Adjustment	—	—	—	—	(14.6)	(3.1)	(17.7)
Repurchase of Common Stock	(3,729,361)	—	(20.2)	(29.9)	—	—	(50.1)
Dividends Declared	—	—	—	(21.8)	—	—	(21.8)
Distribution of Membership Interest	—	—	—	—	—	(5.3)	(5.3)
Recognition of Stock-Based Compensation, Net	—	—	5.3	—	—	—	5.3
Issuance of Shares for Stock-Based Awards	3,754	—	—	—	—	—	—
Balances at September 30, 2019	290,244,799	$2.9	$1,901.4	$45.1	$(392.8)	$478.0	$2,034.6
(a) Includes 33,263 shares repurchased but not yet settled as of March 31, 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$126.2	$234.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	356.5	337.8
Deferred Income Taxes	(6.4)	34.0
Amount of Postretirement Expense Greater Than Funding	145.2	0.6
Other, Net	30.9	18.4
Changes in Operating Assets and Liabilities	(263.2)	(324.3)
Net Cash Provided by Operating Activities	389.2	300.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(402.6)	(213.1)
Packaging Machinery Spending	(23.1)	(16.8)
Acquisition of Businesses, Net of Cash Acquired	(120.6)	(52.9)
Beneficial Interest on Sold Receivables	85.6	320.3
Beneficial Interest Obtained in Exchange for Proceeds	(7.4)	(155.4)
Other, Net	(8.8)	(3.5)
Net Cash Used in Investing Activities	(476.9)	(121.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(247.3)	(128.8)
Payments on Debt	(27.4)	(27.4)
Redemption of Noncontrolling Interest	(500.0)	—
Proceeds from Issuance of Debt	800.0	300.0
Borrowings under Revolving Credit Facilities	2,180.5	1,970.7
Payments on Revolving Credit Facilities	(2,122.3)	(2,216.0)
Repurchase of Common Stock related to Share-Based Payments	(9.0)	(4.1)
Debt Issuance Costs	(11.6)	(5.0)
Dividends and Distributions Paid to GPIP Partner	(80.4)	(87.0)
Other, Net	10.0	(3.2)
Net Cash Used in Financing Activities	(7.5)	(200.8)
Effect of Exchange Rate Changes on Cash	(2.2)	(0.3)
Net Decrease in Cash and Cash Equivalents	(97.4)	(21.8)
Cash and Cash Equivalents at Beginning of Period	152.9	70.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55.5	$48.7

Non-cash Investing and Financing Activities:
Beneficial Interest Obtained (Sold) in Exchange for Trade Receivables	$103.0	$(91.7)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$54.9	$49.3
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	$—	$15.5

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

During 2019 and 2018, GPIP repurchased 20.8 million partnership units from GPI Holding, which increased IP's ownership interest in GPIP from 20.5% at January 1, 2018 to 21.6% at December 31, 2019. GPI Holding distributed proceeds of such transaction up to the Company which used the proceeds to repurchase 20.8 million shares of its common stock pursuant to its share repurchase programs.

On January 28, 2020, the Company announced that IP had notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million in cash. As a result, IP's ownership interest in GPIP decreased from 21.6% to 18.3% as of January 29, 2020.

On August 10, 2020, the Company announced that IP had notified the Company of its intent to exchange additional partnership units. Per the agreement between the parties, on August 13, 2020, GPIP purchased 17.4 million partnership units from IP for $250 million in cash, which included full redemption of the remaining 3.1 million partnership units that were required to be redeemed in cash. As a result, IP's ownership interest in GPIP decreased to 14.5% as of August 13, 2020.

Unless otherwise negotiated by the parties, IP's next opportunity to exchange their partnership units begins 180 days from the August 13, 2020 purchase date and is limited to the lesser of $250 million or 25% of the units owned immediately following the initial transaction, subject to a minimum. IP will have further opportunities to exchange their partnership units beginning 180 days after each purchase date. The Company may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended September 30, 2020 and 2019, the Company recognized $1,691.2 million and $1,577.6 million, respectively, of revenue from contracts with customers. For the nine months ended September 30, 2020 and 2019, the Company recognized $4,891.1 million and $4,627.2 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of September 30, 2020 and December 31, 2019, contract assets were $16.9 million and $24.3 million, respectively. The Company's contract liabilities consist principally of rebates, and as of September 30, 2020 and December 31, 2019 were $44.8 million and $49.6 million, respectively.

The Company did not have a material amount relating to backlog orders at September 30, 2020 or December 31, 2019.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,
In millions	2020	2019
Receivables Sold and Derecognized	$2,077.2	$2,033.1
Proceeds Collected on Behalf of Financial Institutions	2,029.0	1,660.0
Net Proceeds Received From Financial Institutions	37.0	37.9
Deferred Purchase Price at September 30(a)	9.6	4.9
Pledged Receivables at September 30	267.4	93.1
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, at September 30, 2020 and December 31, 2019, were approximately $606 million and $562 million, respectively.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2020 and 2019, the Company sold receivables of approximately $238 million and $129 million, respectively, related to these factoring arrangements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Allocation Plan

During the first nine months of 2020, the Company's board of directors declared three regular quarterly dividends of $0.075 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 20, 2020	March 15, 2020	April 5, 2020
May 20, 2020	June 15, 2020	July 5, 2020
July 23, 2020	September 15, 2020	October 5, 2020

On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). The previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program"). During the first nine months of 2020, the Company repurchased 18,896,538 shares of its common stock at an average price of $13.31, under the 2019 share repurchase program. During the nine months ended September 30, 2019, the Company repurchased 10,191,257 shares of its common stock at an average price of $12.55, which completed the 2017 share repurchase program. As of September 30, 2020, the Company has approximately $211 million available for additional repurchases under the 2019 share repurchase program.

Business Combinations and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Charges Associated with Business Combinations	$0.9	$0.6	$(3.1)	$3.2
Shutdown and Other Special Charges	3.7	4.6	29.9	18.1
Exit Activities(a)	4.4	3.0	21.4	3.0
Total	$9.0	$8.2	$48.2	$24.3
(a) Relates to the Company's CRB mills, converting facility closures and the PM1 containerboard machine exit activities (see "Note 15 — Exit Activities").

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment. During the second quarter of 2020, the Company recorded a bargain purchase gain of $6.6 million as the net fair value of assets acquired and liabilities assumed was greater than the purchase price. The gain associated with this acquisition is included in Charges Associated with Business Combinations in the table above. For more information, see "Note 3 — Business Combinations."

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. During the second quarter of 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 15 — Exit Activities."

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed in the third quarter of 2020. Charges associated with the shutdown of these converting facilities are included in Exit Activities in the table above. For more information, see "Note 15 — Exit Activities."

The Company has established estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. During the second quarter of 2020, the Company increased its estimated withdrawal liability for these plans by $12.2 million, which was recorded in Shutdown and Other Special Charges in the table above. For more information, see "Note 6 — Pensions and Other Postretirement Benefits."

During the second quarter of 2020, the Company made one-time payments to front-line production employees and made contributions to local food banks in every community with our manufacturing operations. The charges associated with these payments were recorded in Shutdown and Other Special Charges in the table above.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2020	December 31, 2019
Finished Goods	$448.2	$434.8
Work in Progress	147.2	123.4
Raw Materials	380.6	370.0
Supplies	177.8	167.7
Total	$1,153.8	$1,095.9

NOTE 3 — BUSINESS COMBINATIONS

On January 31, 2020, the Company acquired a folding carton facility from Quad, a commercial printing company. The converting facility is located in Omaha, Nebraska, close to many of the Company's existing food and beverage customers. The Company paid approximately $41 million using existing cash and borrowings under its revolving credit facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The Company recorded $4.7 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years), $42.8 million related to net tangible assets (primarily working capital, land/buildings and equipment) and a bargain purchase gain of $6.6 million as the net fair value of assets acquired and liabilities assumed was greater than the purchase price. During 2020, Net Sales and Income from Operations for the Quad acquisition were $58.5 million and $0.6 million, respectively.

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc., a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States and will allow the Company to increase its mill-to-converting plant integration over time. The Company paid approximately $80 million using existing cash and borrowings under its revolving credit facility. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date and is subject to adjustments in subsequent periods once the third-party valuations are finalized. The Company recorded $13.2 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years) and $66.9 million related to net tangible assets (primarily working capital, land/buildings and equipment). During 2020, Net Sales and Loss from Operations for the Consumer Packaging Group acquisition were $116.6 million and $5.1 million, respectively.

As disclosed in "Note 1 — General Information," the Company completed the Artistic acquisition in 2019. The Company paid approximately $53 million for the Artistic acquisition using existing cash and borrowings under its revolving credit facility. During the first quarter of 2020, the acquisition accounting for Artistic was finalized.

NOTE 4 — DEBT

On March 6, 2020, GPIL completed a private offering of $450.0 million aggregate principal amount of its senior unsecured notes due 2028. The Senior Notes bear interest at an annual rate of 3.50%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

On August 28, 2020, GPIL completed a private offering of $350.0 million aggregate principal amount of its senior unsecured notes due 2029. The Senior Notes bear interest at an annual rate of 3.50%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt is comprised of the following:

In millions	September 30, 2020	December 31, 2019
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2029	$350.0	$—
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2028	450.0	—
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.82%, payable in 2027	300.0	300.0
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.16%, payable in 2024	300.0	300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.90%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.76%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.62% at September 30, 2020) payable through 2023	1,368.8	1,396.1
Senior Secured Revolving Facilities with interest payable at floating rates (1.52% at September 30, 2020) payable in 2023	113.2	52.8
Finance Leases and Financing Obligations	140.7	134.2
Other	5.1	5.4
Total Long-Term Debt	3,702.8	2,863.5
Less: Current Portion	484.7	41.1
	3,218.1	2,822.4
Less: Unamortized Deferred Debt Issuance Costs	21.2	12.5
Total	$3,196.9	$2,809.9

At September 30, 2020, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450.0	$20.0	$1,409.3
Senior Secured International Revolving Credit Facility	185.5	93.2	92.3
Other International Facilities	54.7	16.2	38.5
Total	$1,690.2	$129.4	$1,540.1
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $20.7 million as of September 30, 2020. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2020 and 2021 unless extended.

The Third Amended and Restated Credit Agreement dated as of January 1, 2018 and the Amended and Restated Term Loan Agreement dated as of January 1, 2018 (collectively, the "Credit Agreement"), the 4.75% Senior Notes due 2027, the 3.50% Senior Notes due 2028 and the 3.50% Senior Notes due 2029 are guaranteed by GPIP and certain domestic subsidiaries. The 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC and certain domestic subsidiaries.

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the "Indentures") limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of September 30, 2020, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

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

Data concerning RSUs granted in the first nine months of 2020 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,648,026	$15.40
Stock Awards — Board of Directors	71,160	$13.49

During the nine months ended September 30, 2020 and 2019, $26.8 million and $16.1 million, respectively, were charged to compensation expense for stock incentive plans.

During the nine months ended September 30, 2020 and 2019, 0.8 million and 0.6 million shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2017 and 2016, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2020	2019	2020	2019	2020	2019	2020	2019
Components of Net Periodic Cost:
Service Cost	$3.7	$3.5	$11.5	$10.5	$0.1	$0.1	$0.4	$0.4
Interest Cost	2.8	11.5	10.5	34.5	0.2	0.3	0.7	0.9
Administrative Expenses	—	—	0.2	0.2	—	—	—	—
Expected Return on Plan Assets	(4.1)	(13.6)	(15.7)	(41.1)	—	—	—	—
Net Settlement Loss	—	—	152.5	—	—	—	—	—
Amortization:
Prior Service Credit	—	—	—	—	(0.1)	(0.1)	(0.2)	(0.2)
Actuarial Loss (Gain)	1.4	2.5	4.1	7.6	(0.4)	(0.6)	(1.3)	(1.8)
Net Periodic Cost (Benefit)	$3.8	$3.9	$163.1	$11.7	$(0.2)	$(0.3)	$(0.4)	$(0.7)

Employer Contributions

The Company made contributions of $16.0 million and $8.2 million to its pension plans during the first nine months of 2020 and 2019, respectively. The Company expects to make contributions in the range of $15 million to $20 million for the full year 2020. During 2019, the Company made $11.3 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $1.5 million and $2.2 million during the first nine months of 2020 and 2019, respectively. The Company estimates its postretirement health care benefit payments for the full year 2020 to be approximately $3 million. During 2019, the Company made postretirement health care benefit payments of $1.2 million.

Multi-Employer Plans

The Company has established estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. During the second quarter of 2020, the Company increased its estimated withdrawal liability for these plans by $12.2 million, which was recorded in Business Combinations and Shutdown and Other Special Charges in the Consolidated Statements of Operations, to reflect the Company's best estimate of the expected withdrawal liability. The estimated liability of $42.1 million related to these plans is recorded as Compensation and Employee Benefits and Other Noncurrent Liabilities in the Company's Consolidated Balance Sheets. For more information regarding the Company's multi-employer plans, see "Note 8 - Pension and Other Post Retirement Benefits" of the Notes to Consolidated Financial Statements of the Company's 2019 Form 10-K.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of September 30, 2020:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/03/2018	10/01/2020	$150.0	2.36%
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first nine months of 2020 and 2019, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 69%, 37%, and 10% of its expected natural gas usage for the remainder of 2020 and all of 2021 and 2022, respectively.

During the first nine months of 2020 and 2019, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At September 30, 2020, multiple forward exchange contracts existed that expire on various dates through the remainder of 2020. Those purchased forward exchange contracts outstanding at September 30, 2020 and December 31, 2019, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2020 and December 31, 2019, had notional amounts totaling $20.0 million and $87.6 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2020 or during 2019 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2020 and December 31, 2019, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2020 and December 31, 2019, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2020 and December 31, 2019, had net notional amounts totaling $86.4 million and $77.4 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2020, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	September 30,	December 31,	September 30,	December 31,
In millions	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$7.6	$6.6
Foreign currency contracts	0.1	—	0.5	1.5
Commodity contracts	5.7	—	—	3.4
Total Derivatives	$5.8	$—	$8.1	$11.5
(a) Derivative assets of $5.8 million are included in Other Current Assets as of September 30, 2020.
(b) Derivative liabilities of $6.2 million and $8.5 million are included in Other Accrued Liabilities as of September 30, 2020 and December 31, 2019, respectively. Derivative liabilities of $1.9 million and $3.0 million are included in Other Noncurrent Liabilities as of September 30, 2020 and December 31, 2019, respectively.

The fair values of the Company’s other financial assets and liabilities at September 30, 2020 and December 31, 2019 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $3,627.0 million and $2,788.6 million as compared to the carrying amounts of $3,562.1 million and $2,729.3 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019		2020	2019	2020	2019
Commodity Contracts	$(7.5)	$(0.2)	$(15.9)	$2.5	Cost of Sales	$(1.4)	$(0.5)	$(6.8)	$(0.4)
Foreign Currency Contracts	1.4	(0.6)	(1.2)	(1.5)	Other (Income) Expense, Net	(0.3)	(0.2)	(0.9)	(0.9)
Interest Rate Swap Agreements	—	0.5	5.9	6.3	Interest Expense, Net	2.2	0.3	5.1	0.4
Total	$(6.1)	$(0.3)	$(11.2)	$7.3		$0.5	$(0.4)	$(2.6)	$(0.9)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2020	2019	2020	2019
Foreign Currency Contracts	Other (Income) Expense, Net	$(1.7)	$1.9	$(2.1)	$3.3

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020:

In millions
Balance at December 31, 2019	$(10.9)
Reclassification to Earnings	(2.6)
Current Period Change in Fair Value	11.3
Balance at September 30, 2020	$(2.2)

At September 30, 2020, the Company expects to reclassify $1.2 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — INCOME TAXES

Substantially all of the Company’s operations are held through its majority investment in GPIP, a subsidiary that is classified as a partnership for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the domestic tax effect of the earnings attributable to the noncontrolling partner’s interest in GPIP.

During the nine months ended September 30, 2020 and 2019, the Company recognized Income Tax Expense of $21.2 million and $60.9 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $146.7 million and $294.6 million, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 is lower than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during the nine months ended September 30, 2020, the Company recorded discrete benefits of $7.6 million and $4.1 million related to the release of valuation allowances against the net deferred tax assets of two of its wholly owned subsidiaries in Canada as a result of tax planning and the tax effect of tax credit and other provision to return adjustments related to the 2019 U.S. federal income tax return, respectively.

As of December 31, 2019, the Company had approximately $34.5 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income. Based on these NOLs, other tax attributes, tax benefits associated with planned capital projects, and the anticipated reduction in IP's investment in GPIP, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 10 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees and corrugated products and ink supply. Payments to IP for the nine months ended September 30, 2020 for fiber procurement fees and corrugated products were $9.2 million (related to pass through wood purchases of approximately $154 million) and $21.7 million, respectively. There were no payments to IP for transition services during the nine months ended September 30, 2020.  Payments to IP for the nine months ended September 30, 2019 for transition services, fiber procurement fees and corrugated products and ink supply were $0.1 million, $8.6 million (related to pass through wood purchases of approximately $178 million) and $19.7 million, respectively. In addition, approximately $3 million of payments were made for purchases unrelated to these agreements for the nine months ended September 30, 2019.

NOTE 11 — SEGMENT INFORMATION

The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills which produce CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
NET SALES:
Paperboard Mills	$240.9	$279.2	$744.0	$833.9
Americas Paperboard Packaging	1,214.8	1,091.1	3,491.9	3,176.6
Europe Paperboard Packaging	193.9	171.0	553.7	522.0
Corporate/Other/Eliminations(a)	48.1	40.3	118.2	107.8
Total	$1,697.7	$1,581.6	$4,907.8	$4,640.3

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(34.4)	$10.7	$(92.6)	$19.2
Americas Paperboard Packaging	140.5	112.2	492.4	363.1
Europe Paperboard Packaging	15.5	8.6	48.2	43.3
Corporate and Other(b)	(2.5)	(8.8)	(54.1)	(24.5)
Total	$119.1	$122.7	$393.9	$401.1

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$63.6	$54.0	$189.6	$162.6
Americas Paperboard Packaging	40.2	39.9	120.3	124.5
Europe Paperboard Packaging	10.6	11.5	29.7	35.1
Corporate and Other	6.1	5.1	16.9	15.6
Total	$120.5	$110.5	$356.5	$337.8
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, exit activities, idle and abandoned assets and shutdown and other special charges.

NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2020	2019	2020	2019
Net Income Attributable to Graphic Packaging Holding Company	$63.7	$52.1	$103.1	$173.8
Weighted Average Shares:
Basic	277.0	292.9	281.9	295.2
Dilutive Effect of RSUs	0.7	0.8	0.8	0.7
Diluted	277.7	293.7	282.7	295.9
Earnings Per Share — Basic	$0.23	$0.18	$0.37	$0.59
Earnings Per Share — Diluted	$0.23	$0.18	$0.36	$0.59

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 6, 2020, the Company announced that IP had notified the Company of its intent to exchange additional partnership units. Per the agreement between the parties, on August 13, 2020, GPIP purchased 17.4 million partnership units from IP for $250 million in cash, which included all of the remaining portion of IP's redeemable ownership interest that was required to be redeemed for cash. As a result, IP's ownership interest in GPIP decreased to 14.5% as of August 13, 2020.

At September 30, 2020, the redeemable noncontrolling interest was determined as follows:

In millions
Balance at December 31, 2019	$304.3
Net Loss Attributable to Redeemable Noncontrolling Interest	(3.2)
Other Comprehensive Income, Net of Tax	8.9
Redemption of IP's Ownership Interest	(296.1)
Redeemable Noncontrolling Interest Redemption Value Adjustment	(12.2)
Distributions of Membership Interest	(1.7)
Balance at September 30, 2020	$—

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the components of Accumulated Other Comprehensive Loss attributable to GPHC for the nine months ended September 30, 2020 are as follows:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2019	$(16.6)	$(238.5)	$(110.7)	$(365.8)
Other Comprehensive Income (Loss) before Reclassifications	10.3	32.1	(14.5)	27.9
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income into the Condensed Consolidated Statement of Operations, Net of Tax (a)	(2.1)	124.3	—	122.2
Total Other Comprehensive Income (Loss), Net of Tax	8.2	156.4	(14.5)	150.1
Less:
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interest(b)	(1.4)	(42.0)	3.6	(39.8)
Balance at September 30, 2020	$(9.8)	$(124.1)	$(121.6)	$(255.5)
(a) See following table for details about these reclassifications.
(b) Includes amounts related to redeemable noncontrolling interest which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the nine months ended September 30, 2020:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(6.8)		Cost of Sales
Foreign Currency Contracts	(0.9)		Other Expense, Net
Interest Rate Swap Agreements	5.1		Interest Expense, Net
	(2.6)		Total before Tax
	0.5		Tax Expense
	$(2.1)		Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	156.6	(a)
	156.6		Total before Tax
	(31.1)		Tax Benefit
	$125.5		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.2)	(a)
Actuarial Gains	(1.3)	(a)
	(1.5)		Total before Tax
	0.3		Tax Expense
	$(1.2)		Net of Tax

Total Reclassifications for the Period	$122.2
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

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. During the second quarter of 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine.

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed during the third quarter of 2020.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounts for the costs associated with these closures in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets ("ASC 360"), ASC 420, Exit or Disposal Costs Obligations ("ASC 420") and ASC 712 Compensation-Nonretirement Post Employment Benefits ("ASC 712"). During the nine months ended September 30, 2020, the Company recorded $42.1 million of exit costs. The Company did not record any exit costs during the nine months ended September 30, 2019. Other costs associated with the start up of the new CRB paper machine will be recorded in the period in which they are incurred. These costs are included in the Corporate and Other caption in "Note 11 - Segment Information."

The following table summarizes the costs incurred related to these restructurings:

		Three Months Ended September 30,	Nine Months Ended September 30,
In millions	Location in Statement of Operations	2020
Severance costs and other(a)	Business Combinations and Shutdown and Other Special Charges, Net	$1.3	$8.3
Accelerated depreciation	Cost of Sales	4.7	20.7
Inventory and asset write-offs	Business Combinations and Shutdown and Other Special Charges, Net	3.1	13.1
Total		$9.1	$42.1
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions
Balance at December 31, 2019	$7.1
Costs incurred	9.1
Payments	(4.5)
Adjustments(a)	(0.8)
Balance at September 30, 2020	$10.9
(a) Adjustments related to changes in estimates of severance costs.

In conjunction with the closure of the two smaller CRB Mills in 2022, the Company currently expects to incur exit activity charges for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $60 million. Through September 30, 2020, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $11.4 million and accelerated depreciation and inventory and asset write-offs of $21.6 million.

For the closures of the White Pigeon, Michigan CRB mill and the shutdown of the PM1 containerboard machine in West Monroe, Louisiana, the Company has incurred cumulative exit activity charges for post-employment benefits of $2.3 million and accelerated depreciation and inventory and asset write-offs of $15.8 million through September 30, 2020. The Company does not expect to incur any additional significant costs charges related to these closures.

For the closure of the facilities acquired from Greif, the Company has incurred cumulative exit activity charges for post-employment benefits of $1.4 million and for accelerated amortization of operating lease assets of $3.6 million. The Company does not expect to incur any additional significant costs charges related to these closures.

NOTE 16 — SUBSEQUENT EVENTS

On October 15, 2020, GPIL entered into a new $425 million term loan with member banks of the Farm Credit System. The term loan has a delayed draw feature, and the Company expects to fund the new term loan in January 2021. The Company will use the proceeds to refinance its 2021 4.75% bond issuance which becomes callable at par on January 15, 2021. The new term loan is collateralized by the same assets as GPIL’s Senior Secured Facilities on a pari pasu basis. The new term loan will bear interest at a fixed rate of 2.67% due quarterly, matures in seven years from date of funding, and does not amortize. As long as the loan is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors That Impact The Company’s Business

COVID-19 Pandemic. Many uncertainties remain regarding the current novel coronavirus (“COVID-19”) pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While the COVID-19 pandemic has not materially impacted the Company's overall business, operations, or financial results to date, it may have far-reaching impacts on many aspects of the Company's operations, including impacts on customer and consumer behaviors, business and manufacturing operations, inventory, accounts receivable, the Company’s employees, and the market generally. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business accordingly, such as to balance the Company's supply with demand by adjusting mill maintenance outages and taking downtime where appropriate such as the uncoated SBS cupstock paper machine market downtime that the Company took in Q3 of 2020 to reflect reduced demand for paper from customers.

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first nine months of 2020 by $9.1 million, compared to the first nine months of 2019. The higher costs in the nine months ended September 30, 2020 were due to higher labor and benefit costs ($34.1 million), secondary fiber cost ($15.1 million), and freight ($3.2 million) partially offset by decreases in wood ($26.8 million), energy ($10.7 million), external board ($3.8 million) and other costs, net ($2.0 million).
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

Debt Obligations. The Company had an aggregate principal amount of $3,713.9 million of outstanding debt obligations as of September 30, 2020. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company's Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF THIRD QUARTER 2020 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•Net Sales for the three months ended September 30, 2020, increased $116.1 million or 7.3% to $1,697.7 million from $1,581.6 million for the three months ended September 30, 2019, due to organic sales growth, the Greif, Quad and Artistic acquisitions and favorable foreign currency exchange rates, partially offset by lower selling prices and lower open market volume of our paperboard.

•Income from Operations for the three months ended September 30, 2020 decreased $3.6 million or 2.9% to $119.1 million from $122.7 million for the three months ended September 30, 2019. Decreases due to higher labor and benefit costs, higher levels of market downtime at the uncoated SBS cupstock paper machine, lower selling prices and higher depreciation and amortization were offset by cost savings through continuous improvement and other programs, higher volumes, commodity deflation, and favorable foreign currency exchange rates.

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

Capital Allocations

•On July 23 20, 2020, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on October 5, 2020 to shareholders of record as of September 15, 2020.

•On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). The previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program"). During the first nine months of 2020, the Company repurchased 18,896,538 shares of its common stock at an average price of $13.31, under the 2019 share repurchase program. During the nine months ended September 30, 2019, the Company repurchased 10,191,257 shares of its common stock at an average price of $12.55, which completed the 2017 share repurchase program. As of September 30, 2020, the Company has approximately $211 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Net Sales	$1,697.7	$1,581.6	$4,907.8	$4,640.3
Income from Operations	119.1	122.7	393.9	401.1
Nonoperating Pension and Postretirement Benefit Income (Expense)	$0.2	$—	$(150.8)	$(0.1)
Interest Expense, Net	(32.0)	(35.9)	(96.4)	(106.4)
Income before Income Taxes and Equity Income of Unconsolidated Entity	87.3	86.8	146.7	294.6
Income Tax Expense	(8.3)	(16.9)	(21.2)	(60.9)
Income before Equity Income of Unconsolidated Entity	79.0	69.9	125.5	233.7
Equity Income of Unconsolidated Entity	0.3	0.1	0.7	0.5
Net Income	$79.3	$70.0	$126.2	$234.2

THIRD QUARTER 2020 COMPARED WITH THIRD QUARTER 2019

Net Sales

	Three Months Ended September 30,
In millions	2020	2019	Increase	Percent Change
Consolidated	$1,697.7	$1,581.6	$116.1	7.3%
The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2019	Price	Volume/Mix	Exchange	Total	2020
Consolidated	$1,581.6	$(9.6)	$118.8	$6.9	$116.1	$1,697.7

The Company’s Net Sales for the three months ended September 30, 2020 increased by $116.1 million or 7.3% to $1,697.7 million from $1,581.6 million for the three months ended September 30, 2019, due to Net Sales of $82.5 million from the Greif, Artistic, and Quad acquisitions, organic sales growth including conversions to our paperboard packaging solutions, and favorable foreign currency exchange rates, primarily the British Pound, Euro, and Australian dollar. These increases were partially offset by lower open market volume of our paperboard, product mix, and lower selling prices. The lower selling prices are primarily the result of market-related price declines in our CRB paperboard packaging solutions in the converting business and price declines on open market sales. Core converting volumes were up, primarily in global beverage, dry foods, and frozen foods offset by declines in food service packaging including cups, dairy products and cereal. The COVID-19 pandemic had a positive impact on volumes in the quarter for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations

	Three Months Ended September 30,
In millions	2020	2019	Decrease	Percent Change
Consolidated	$119.1	$122.7	$(3.6)	(2.9)%

The components of the change in Income from Operations are as follows:

	Three Months Ended September 30,
		Variances
In millions	2019	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2020
Consolidated	$122.7	$(9.6)	$12.2	$(9.4)	$3.2	$—	$(3.6)	$119.1
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, mill market downtime costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended September 30, 2020 decreased $3.6 million or 2.9% to $119.1 million from $122.7 million for the three months ended September 30, 2019. Decreases due to non-commodity inflation (primarily labor and benefits), higher levels of market downtime at the uncoated SBS cupstock paper machine, lower selling prices, and higher depreciation and amortization expense were offset by higher volumes including from organic sales growth and acquisitions, cost savings through continuous improvement and other programs, commodity deflation and favorable foreign currency exchange rates. Inflation increased for the three months ended September 30, 2020 by $9.4 million due to higher labor and benefit costs ($11.0 million), secondary fiber costs ($8.5 million), and freight ($3.0 million) partially offset by lower wood ($9.5 million), energy ($1.4 million), and other costs, net ($2.2 million).

Interest Expense, Net

Interest Expense, Net was $32.0 million and $35.9 million for the three months ended September 30, 2020 and 2019, respectively. Interest Expense, Net decreased due to lower interest rates, partially offset by higher debt balances as compared to the same period in the prior year. As of September 30, 2020, approximately 32% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2020 and 2019, the Company recognized Income Tax Expense of $8.3 million and $16.9 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $87.3 million and $86.8 million, respectively. The effective tax rate for the three months ended September 30, 2020 and 2019 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during the three months ended September 30, 2020, the Company recorded discrete benefits of $7.6 million and $4.1 million related to the release of valuation allowances against the net deferred tax assets of two of its wholly owned subsidiaries in Canada as a result of tax planning and the tax effect of tax credit and other provision to return adjustments related to the 2019 U.S. federal income tax return, respectively.

As of December 31, 2019, the Company had approximately $34.5 million of Net Operating Losses (“NOLs”) for U.S. federal income tax purposes which may be used to offset future taxable income. Based on these NOLs, other tax attributes, tax benefits associated with planned capital projects, and the anticipated reduction in International Paper Company's (“IP”) investment in Graphic Packaging International Partners, LLC ("GPIP"), the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

FIRST NINE MONTHS 2020 COMPARED WITH FIRST NINE MONTHS 2019

Net Sales

	Nine Months Ended September 30,
In millions	2020	2019	Increase	Percent Change
Consolidated	$4,907.8	$4,640.3	$267.5	5.8%

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2019	Price	Volume/Mix	Exchange	Total	2020
Consolidated	$4,640.3	$9.9	$273.7	$(16.1)	$267.5	$4,907.8

The Company’s Net Sales for the nine months ended September 30, 2020 increased by $267.5 million or 5.8% to $4,907.8 million from $4,640.3 million for the nine months ended September 30, 2019, due to Net Sales of $196.7 million from the Greif, Artistic and Quad Acquisitions, higher selling prices, and organic sales growth including conversions to our paperboard packaging solutions. These increases were partially offset by lower open market volume of our paperboard, product mix, and unfavorable foreign currency exchange rates, primarily the Brazilian Real, British Pound, Mexican Peso, Canadian Dollar, and Australian dollar. The higher selling prices are the result of announced price increases which benefit from market and inflationary pass throughs in the converting business partially offset by price declines on open market sales. Core converting volumes were up, primarily in global beverage, dry foods, frozen foods, and cereal offset by declines in dairy products and away from home. The COVID-19 pandemic had a positive impact on volumes in 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations

	Nine Months Ended September 30,
In millions	2020	2019	Decrease	Percent Change
Consolidated	$393.9	$401.1	$(7.2)	(1.8)%

The components of the change in Income from Operations are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2019	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2020
Consolidated	$401.1	$9.9	$6.3	$(9.1)	$(2.7)	$(11.6)	$(7.2)	$393.9
(a) Includes the Company's cost reduction initiatives, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the nine months ended September 30, 2020 decreased $7.2 million or 1.8% to $393.9 million from $401.1 million for the nine months ended September 30, 2019. Decreases due to product mix, higher levels of planned maintenance and higher levels of market downtime at the uncoated SBS cupstock paper machine, higher charges for exit activities related to our announced closures of White Pigeon, Michigan, CRB mill and West Monroe, Louisiana, PM1 containerboard machine, higher charges for a settlement accrual for a multi-employer pension plan, non-commodity inflation (primarily labor and benefits) and unfavorable foreign currency exchange rates were partially offset by higher selling prices, cost savings through continuous improvement and other programs, higher volumes including from organic sales growth and acquisitions, and commodity deflation. Inflation increased for the nine months ended September 30, 2020 by $9.1 million primarily due to higher labor and benefit costs ($34.1 million), secondary fiber cost ($15.1 million), and freight ($3.2 million) partially offset by decreases in wood ($26.8 million), energy ($10.7 million), external board ($3.8 million) and other costs, net ($2.0 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was an expense of $150.8 million for the nine months ended September 30, 2020 versus an expense of $0.1 million in 2019. The increase was due to a settlement charge of $152.5 million incurred during the first quarter of 2020 associated with the Company's purchase of a group annuity contract that transferred the remaining pension benefit obligation under the largest U.S. Plan of approximately $713 million to an insurance company.

Interest Expense, Net

Interest Expense, Net was $96.4 million and $106.4 million for the nine months ended September 30, 2020 and 2019, respectively. Interest Expense, Net decreased due to lower interest rates, partially offset by higher debt balances as compared to the same period in the prior year.

Income Tax Expense

During the nine months ended September 30, 2020 and 2019, the Company recognized Income Tax Expense of $21.2 million and $60.9 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $146.7 million and $294.6 million, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during the nine months ended September 30, 2020, the Company recorded discrete benefits of $7.6 million and $4.1 million related to the release of valuation allowances against the net deferred tax assets of two of its wholly owned subsidiaries in Canada as a result of tax planning and the tax effect of tax credit and other provision to return adjustments related to the 2019 U.S. federal income tax return, respectively.

Segment Reporting

The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills which produce CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
NET SALES:
Paperboard Mills	$240.9	$279.2	$744.0	$833.9
Americas Paperboard Packaging	1,214.8	1,091.1	3,491.9	3,176.6
Europe Paperboard Packaging	193.9	171.0	553.7	522.0
Corporate/Other/Eliminations(a)	48.1	40.3	118.2	107.8
Total	$1,697.7	$1,581.6	$4,907.8	$4,640.3

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(34.4)	$10.7	$(92.6)	$19.2
Americas Paperboard Packaging	140.5	112.2	492.4	363.1
Europe Paperboard Packaging	15.5	8.6	48.2	43.3
Corporate and Other(b)	(2.5)	(8.8)	(54.1)	(24.5)
Total	$119.1	$122.7	$393.9	$401.1
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, exit activities, idle and abandoned assets and shutdown and other special charges.

2020 COMPARED WITH 2019

Third Quarter 2020 Compared to Third Quarter 2019

Paperboard Mills

Net Sales decreased from prior year due to lower selling prices, customer mix, and lower open market volume primarily of CRB due to the closure of the White Pigeon Mill. The Company also internalized more paperboard tons.

Loss from Operations increased due to the lower selling prices, lower open market volume, higher levels of market downtime at SBS cupstock paper machine, higher labor and benefits costs, and customer mix of open market volume partially offset by productivity improvements, including benefits from capital projects, and commodity deflation. The commodity deflation was primarily due to lower prices for wood and energy offset by higher prices for secondary fiber.

Americas Paperboard Packaging

Net Sales increased due to the Greif, Artistic, and Quad acquisitions, organic sales growth including conversions to our paperboard packaging solutions, and new product introductions offset by lower selling prices, and unfavorable foreign currency exchange rates. Higher volumes in global beverage, dry foods, and frozen foods were offset by declines in dairy products and cereal. In beverage, volumes increased in all categories including soft drink, craft and specialty, and big beer. The COVID-19 pandemic had a positive impact on volumes in the third quarter of 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations increased due to higher volumes including from organic sales growth and acquisitions, cost savings through continuous improvement and other programs, and commodity deflation, partially offset by other inflation (primarily labor and benefits), higher levels of market downtime at the SBS cupstock paper machine, lower selling prices, and unfavorable foreign currency exchange rates. The commodity deflation was primarily due to lower prices for wood and energy offset by higher prices for secondary fiber.

Europe Paperboard Packaging

Net Sales increased as higher pricing and increased volumes, led by beverage, and favorable foreign currency exchange rates were partially offset by unfavorable mix.

Income from Operations increased due to higher selling prices, increased volumes, commodity deflation and favorable foreign currency exchange rates partially offset by higher labor and benefits costs and unfavorable mix.

First Nine Months of 2020 Compared to First Nine Months of 2019

Paperboard Mills

Net Sales decreased from prior year due to lower selling prices, customer mix, and lower open market volume primarily of SBS. The Company also internalized more paperboard tons.

Loss from Operations increased due to the lower selling prices, lower open market volume, higher levels of planned maintenance at the mills, higher levels of market downtime at SBS cupstock paper machine, higher labor and benefits costs, and customer mix of open market volume partially offset by productivity improvements, including benefits from capital projects, and commodity deflation. The commodity deflation was primarily due to lower prices for wood and energy offset by higher prices for secondary fiber.

Americas Paperboard Packaging

Net Sales increased due to higher selling prices, the Greif, Artistic, and Quad acquisitions, organic sales growth including conversions to our paperboard packaging solutions, and new product introductions offset by unfavorable foreign currency exchange rates. Higher volumes in global beverage, dry foods, frozen foods, and cereal were offset by declines in away from home and dairy products. In beverage, volumes increased in all categories including soft drink, craft and specialty, and big beer. COVID-19 had a positive impact on volumes in the first half of 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations increased due to higher volumes including from organic sales growth and acquisitions, higher selling prices, cost savings through continuous improvement and other programs, and commodity deflation, partially offset by other inflation (primarily labor and benefits) and unfavorable foreign currency exchange rates. The commodity deflation was primarily due to lower prices for wood and energy offset by higher prices for secondary fiber.

Europe Paperboard Packaging

Net Sales increased as higher pricing and increased volumes, led by beverage and convenience, were partially offset by unfavorable mix.

Income from Operations increased due to higher selling prices, increased volumes, and commodity deflation primarily offset by higher labor and benefits, unfavorable mix, and COVID-19 costs.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2020	2019
Net Cash Provided by Operating Activities	$389.2	$300.7
Net Cash Used in Investing Activities	$(476.9)	$(121.4)
Net Cash Used in Financing Activities	$(7.5)	$(200.8)

Net cash provided by operating activities for the first nine months of 2020 totaled $389.2 million compared to $300.7 million for the same period in 2019. The increase was due primarily to the restructuring of certain of the Company's accounts receivable sale and securitization programs as well as improved operations as compared to the same period in the prior year. Pension contributions for the first nine months of 2020 and 2019 were $16.0 million and $8.2 million, respectively.

Net cash used in investing activities for the first nine months of 2020 totaled $476.9 million, compared to $121.4 million for the same period in 2019. Capital spending was $425.7 million and $229.9 million in 2020 and 2019, respectively. In 2020, the Company paid approximately $41 million and $80 million for the Quad and Greif acquisitions, respectively. In 2019, the Company paid the remaining $2.0 million for the Letica acquisition and paid approximately $53 million for the Artistic acquisition. Net beneficial interest decreased by $86.7 million as a result of the restructuring of certain of the Company's accounts receivable sale and securitization programs. Net cash receipts related to the accounts receivable securitization and sale programs were $78.2 million and $164.9 million in 2020 and 2019, respectively.

Net cash used in financing activities for the first nine months of 2020 totaled $7.5 million, compared to $200.8 million used in financing activities for the same period in 2019. Current year activities include a debt offering of $450 million aggregate principal amount of 3.50% senior notes due 2028, and a debt offering of $350 million aggregate principal amount of 3.50% senior notes due 2029. The Company used the net proceeds from these offerings to repay outstanding borrowings under its senior secured revolving credit facility. The Company also paid $500 million toward the redemption of IP's ownership interest in GPIP. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest, repurchase of common stock of $247.3 million and payments on debt of $27.4 million. The Company also paid dividends and distributions of $80.4 million and withheld $9.0 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company had a debt offering of $300 million aggregate principal amount of 4.75% senior notes due 2027. The Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock and payments on debt of $27.4 million. In addition, the Company paid dividends and distributions of $87.0 million and withheld $4.1 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures, debt service on its indebtedness, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, and 3.50% Senior Notes due 2029 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,
In millions	2020	2019
Receivables Sold and Derecognized	$2,077.2	$2,033.1
Proceeds Collected on Behalf of Financial Institutions	2,029.0	1,660.0
Net Proceeds Received From Financial Institutions	37.0	37.9
Deferred Purchase Price at September 30(a)	9.6	4.9
Pledged Receivables at September 30	267.4	93.1
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2020 and 2019, the Company sold receivables of approximately $238 million and $129 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $606 million and $562 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2020, the Company was in compliance with such covenant and the ratio was 3.20 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2020, the Company was in compliance with such covenant and the ratio was 8.85 to 1.00.

As of September 30, 2020, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first nine months of 2020 was $425.7 million compared to $229.9 million in the first nine months of 2019. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, MI discussed in "Note 15 — Exit Activities," and continued investments made as part of the integration of acquisitions.

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

The Company performed its annual goodwill impairment tests as of October 1, 2019. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 32% and 17%, respectively, whereas all other reporting units exceeded by more than 50%. The Foodservice and Australia reporting units had goodwill totaling $42.9 million and $14.7 million, respectively at September 30, 2020. While the Company does not believe that the impact on the business to date of the COVID-19 pandemic has triggered the need to perform an impairment test on goodwill, the Company will continue to assess the impact on its business and will perform its annual goodwill impairment tests as of October 1, 2020.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2020 is expected to be approximately $625 million.

The Company also expects the following in 2020:

•Depreciation and amortization expense of approximately $455 million, excluding approximately $6 million of pension amortization and $26 million of accelerated depreciation related to exit activities.

•Pension plan contributions between $15 million and $20 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2019. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2020. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2019 share repurchase program announced on January 28, 2019. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2019 program.

During the third quarter of 2020, the Company purchased shares of its common stock through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period (2020)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)
July 1, through July 31,	702,110	$14.29	56,038,727	21,127,142
August 1, through August 31,	2,698,194	$14.45	58,736,921	18,278,081
September 1, through September 30,	3,206,917	$14.01	61,943,838	14,945,674
Total	6,607,221
(a) Based on the closing price of the Company's common stock at the end of each period.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Fifth Supplemental Indenture dated as of August 28, 2020 by and among Graphic Packaging International, LLC, Graphic Packaging International Partners, LLC, the guarantors listed therein and U.S. Bank National Association (including the Form of Note attached as an exhibit thereto). Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 31, 2020 and incorporated herein by reference.

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 20, 2020
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 20, 2020
Charles D. Lischer