Form 10-K
period 2020-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2021-02-16
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2020 was approximately $3.9 billion.

As of February 12, 2021 there were approximately 267,755,764 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, pursuing strategic acquisition opportunities, obtaining adequate wood and fiber supplies, the deductibility of goodwill for tax purposes, the availability of U.S. federal income tax attributes to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, the anticipated reduction of International Paper Company's investment in Graphic Packaging International Partners, LLC, reclassification of loss on derivative instruments, termination of the U.S. pension plan and charges related thereto, charges associated with coated recycled paperboard mill exit activities, capital investment, depreciation and amortization, interest expense, pension plan contributions and post-retirement health care benefit payments in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Additional information regarding these and other risks is contained in Part I, Item 1A., Risk Factors. Undue reliance should not be placed on forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law.

PART I

ITEM 1.BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of sustainable, paper-based packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S.") and holds leading market positions in coated recycled paperboard ("CRB"), coated unbleached kraft paperboard (“CUK”) and solid bleached sulfate paperboard ("SBS").

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food, foodservice and other consumer products. The Company strives to provide its customers with innovative sustainable packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting facilities, its proprietary carton and packaging designs, and its commitment to quality and service.

On January 1, 2018, GPHC, a Delaware corporation, International Paper Company, a New York corporation (“IP”), Graphic Packaging International Partners, LLC, a Delaware limited liability company formerly known as Gazelle Newco LLC and a wholly-owned subsidiary of the Company (“GPIP”), and Graphic Packaging International, LLC, a Delaware limited liability company formerly known as Graphic Packaging International, Inc. and a direct subsidiary of GPIP (“GPIL”), completed a series of transactions pursuant to an agreement dated October 23, 2017, among the foregoing parties (the “Transaction Agreement”). Pursuant to the Transaction Agreement (i) a wholly-owned subsidiary of the Company transferred its ownership interest in GPIL to GPIP; (ii) IP transferred its North America Consumer Packaging (“NACP”) business to GPIP, which was then subsequently transferred to GPIL; (iii) GPIP issued membership interests to IP, and IP was admitted as a member of GPIP; and (iv) GPIL assumed certain indebtedness of IP (the "NACP Combination").

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

The following diagram illustrates the organization of the Company on January 1, 2018, immediately subsequent to the transactions described above (not including subsidiaries of GPIL):

On January 28, 2020, the Company announced that IP had notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million in cash. As a result, IP’s ownership interest in GPIP decreased to 18.3% as of January 29, 2020.

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

Unless otherwise negotiated by the parties, IP’s next opportunity to exchange its partnership units begins 180 days from the August 13, 2020 purchase date and is limited to the lesser of $250 million or 25% of the units owned immediately following the initial transaction, subject to a minimum. IP will have further opportunities to exchange its partnership units beginning 180 days after each purchase date. The Company may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

During 2020, 2019 and 2018, GPIP repurchased 44.2 million partnership units from GPI Holding, which distributed the proceeds to GPHC. GPHC used the proceeds from these repurchases to repurchase 44.2 million shares of GPHC's common stock. These partnership unit repurchases increased IP's ownership interest in GPIP, which was 15.0% at December 31, 2020.

Acquisitions, Closures, and Dispositions

Over the past five years, the Company has successfully completed over ten acquisitions and expects to pursue strategic acquisition opportunities in the future as part of its overall growth strategy.

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment. For more information, see Note 4 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and to shut down the PM1 containerboard machine in West Monroe, Louisiana. During the second quarter of 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine. For more information, see Note 20 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc. ("Greif"), a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States, which are included in the Americas Paperboard Packaging reportable segment. For more information, see Note 4 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed in the third quarter of 2020. For more information, see Note 20 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

2019

On August 1, 2019, the Company acquired substantially all the assets of Artistic Carton Company ("Artistic"), a diversified producer of folding cartons and CRB. The acquisition included two converting facilities located in Auburn, Indiana and Elgin, Illinois (included in the Americas Paperboard Packaging reportable segment) and one CRB mill located in White Pigeon, Michigan (included in the Paperboard Mills reportable segment). For more information, see Note 4 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During 2019, the Company announced its plan to invest approximately $600 million in a new CRB mill in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. For more information, see Note 20 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

2018

As mentioned above, on January 1, 2018, the Company completed the NACP Combination. The NACP business produces SBS paperboard and paper-based foodservice products. The NACP business included two SBS mills located in Augusta, Georgia and Texarkana, Texas (included in Paperboard Mills reportable segment), three converting facilities in the U.S. (included in the Americas Paperboard Packaging reportable segment) and one in the United Kingdom ("U.K.") (included in the Europe Paperboard Packaging reportable segment). For more information, see Note 4 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On June 12, 2018, the Company acquired substantially all the assets of PFP, LLC and its related entity, PFP Dallas Converting, LLC (collectively, "PFP"), a converter focused on the production of paperboard based air filter frames. The acquisition included two facilities located in Lebanon, Tennessee and Lancaster, Texas. PFP assets are included in the Americas Paperboard Packaging reportable segment. For more information, see Note 4 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On August 31, 2018, the Company sold its previously closed CRB mill site in Santa Clara, California.

On September 30, 2018, the Company acquired substantially all the assets of the foodservice business of Letica Corporation, a subsidiary of RPC Group PLC ("Letica Foodservice"), a producer of paperboard-based cold and hot cups and cartons. The acquisition included two facilities located in Clarksville, Tennessee and Pittston, Pennsylvania. Letica Foodservice assets are included in the Americas Paperboard Packaging reportable segment. For more information, see Note 4 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

The acquisitions of PFP and Letica Foodservice are referred to collectively as the "2018 Acquisitions."

Share Repurchases and Dividends

On January 28, 2019, GPHC's board of directors authorized an additional share repurchase program to allow GPHC to purchase up to $500 million of GPHC's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). A previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program").

The following presents GPHC's share repurchases for the years ended December 31, 2020, 2019, and 2018:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2020	$315.6	23,420,010		$13.48
2019	$127.9	10,191,257	(a)	$12.55
2018	$120.0	10,566,144		$11.35
(a) Includes 7,400,171 shares under the 2017 share repurchase program thereby completing that program.

At December 31, 2020, GPHC had approximately $146.5 million of share repurchase authority remaining under the 2019 share repurchase program.

During 2020 and 2019, GPHC paid cash dividends of $84.7 million and $88.7 million, respectively.

Products

The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills that produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers.

Americas Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to Consumer Packaged Goods ("CPG") companies, and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants ("QSR") serving the food, beverage, and consumer product markets in the Americas.

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

Paperboard Packaging

The Company’s paperboard packaging products deliver brand, marketing, sustainability and performance benefits at a competitive cost. The Company supplies paperboard cartons, carriers and containers designed to protect and hold products while providing:
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

The Company provides a wide range of sustainable paperboard packaging solutions for the following end-use markets:
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

The Company’s packaging applications meet the needs of its customers for:

Strength Packaging. The Company's products provide sturdiness to meet a variety of packaging, handling, and delivery needs, including tear and wet strength, puncture resistance, durability and compression strength (providing the ability to ship products in their own branded carton and stacking strength to meet store display packaging requirements).

Promotional Packaging. The Company offers a broad range of promotional packaging options that help differentiate its customers’ products in the marketplace. These promotional enhancements improve brand awareness and visibility on store shelves.

Convenience and Cooking Packaging. These packaging solutions improve package usage and food preparation:
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

Below is the production at each of the Company’s paperboard mills during 2020:

Location	Product	# of Machines	2020 Net Tons Produced
West Monroe, LA	CUK	2	911,520
Macon, GA	CUK	2	712,326
Texarkana, TX	SBS	2	623,207
Augusta, GA	SBS	2	596,821
Kalamazoo, MI	CRB	2	511,852
Battle Creek, MI	CRB	2	215,610
Middletown, OH	CRB	1	175,266
East Angus, Québec	CRB	1	99,754
White Pigeon, MI(a)	CRB	1	34,098
West Monroe, LA(a)	Corrugated Medium	1	60,847
(a) Indicates net tons produced from January to June. For more information, see Note 20 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

The Company consumes most of its coated board output in its converting operations, which is an integral part of the customer value proposition. In 2020, approximately 70% of combined mill sales of CRB, CUK and SBS was consumed internally.

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

Corrugated Medium. The Company exited its corrugated medium production in June of 2020.

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

Joint Venture

The Company, through its GPIL subsidiary, is a party to a Japanese joint venture, Rengo Riverwood Packaging, Ltd., in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Sales and Marketing

The Company markets its products principally to multinational beverage, food, QSR, and other well-recognized consumer product companies. The beverage companies include Anheuser-Busch, Inc., MillerCoors LLC, PepsiCo, Inc. and The Coca-Cola Company, among others. Consumer product customers include Kraft Heinz Company, General Mills, Inc., Nestlé USA, Inc., Kellogg Company, HAVI Global Solutions, LLC and Kimberly-Clark Corporation, among others. QSR customers include McDonald's, Wendy's, Panda Express, Dairy Queen, Chipotle, Panera and KFC, among others. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Sales of the Company’s principal products is primarily accomplished through sales offices in the U.S., Australia, Brazil, China, France, Germany, Italy, Japan, Mexico, Spain, the Netherlands and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2020, 2019 and 2018, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. The Company and WestRock Company ("WestRock") are the two major CUK producers in the U.S. Internationally, The Klabin Company in Brazil and Stora Enso in Sweden produce similar grades of paperboard.

In non-beverage consumer packaging and foodservice, the Company’s paperboard competes with WestRock's CUK, as well as CRB and SBS from numerous competitors, and, internationally, folding boxboard and white-lined chip. There are a large number of producers in the paperboard markets. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

In beverage packaging, cartons made from CUK compete with substitutes such as plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging may be priced lower than CUK, the Company believes that cartons made from CUK offer advantages over these materials in areas such as distribution, brand awareness, carton designs, package performance, package line speed, sustainability (particularly recyclability) and design flexibility.

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

Energy

Energy, including natural gas, fuel, oil and electricity, represents a significant portion of the Company’s manufacturing and distribution costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements at its U.S. mills. The Company’s hedging program for natural gas is discussed in Note 10 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to increases in demand for beverage and food products.

Research and Development

The Company’s research and development team works directly with its sales, marketing and consumer insights personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet customer needs. The Company’s development efforts include, but are not limited to, developing sustainable packaging to replace plastic packaging, extending the shelf life of customers’ products; reducing production and waste costs; enhancing the heat-managing characteristics of food packaging; improving the sturdiness and compression strength of packaging to allow goods to ship in their own branded container and to meet store display needs; and refining packaging appearance through new printing techniques and materials.

Sustainability represents one of the strongest trends in the packaging industry and the Company focuses on developing more sustainable and eco-friendly products and manufacturing processes. The Company’s strategy is to combine sustainability with innovation to create new packaging solutions for its customers.

For more information on research and development expenses see Note 1 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2020, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 2,400 U.S. and foreign patents, with more than 500 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Fridge Vendor™, IntegraPak™, KeelClip™, MicroFlex-Q™, MicroRite™, Quilt Wave™, Qwik Crisp™, Tite-Pak™, and Z-Flute™. The Company takes significant steps to protect its intellectual property and proprietary rights.

Human Capital

We believe that the Company’s greatest asset is our workforce. Solving day-to-day operational and business challenges in order to drive positive results for stakeholders requires attracting, developing, and retaining talented individuals with different skills, ideas, and experiences. Our Vision 2025 outlines how we will be better stewards of our planet, supporters of our people, and allies to our partners, all while generating returns for our stakeholders. Our employees play a crucial role in achieving our Vision 2025 and are guided by our shared values and growth behaviors.

Our people are one of the pillars of our Vision 2025 and we strive to engage employees in a high-performance culture. In order to achieve this, we must attract, develop, and retain our talented workforce by providing opportunities for growth and a conducive atmosphere. Our talent acquisition, development, succession and diversity and inclusion strategies are all critical components of the multi-year plan for our people. We will continue to invest in capability development areas that serve as a competitive advantage for the Company such as GPI University, which is launching in 2021 and will serve as a platform for all employees to access relevant training and development resources on topics related to technical skills and leadership effectiveness. Also, central to capability development and talent management is challenging our team with new experiences that will enhance their leadership skills and technical capabilities. We will also continuously improve our processes and use technology to promote safety, automate our manufacturing processes, and achieve greater efficiencies utilizing processes such as Lean Six Sigma.

We are evolving the capabilities of our workforce as our business and strategy change. We have invested in innovation, research and development, and digital capabilities to allow us to capture sustainability supported organic growth. As our business continues to change, we will adapt our workforce to ensure that we have the necessary human capital capabilities in place to support our strategy.

As of December 31, 2020, the Company had approximately 18,775 employees worldwide based in over 90 locations in 15 different countries around the world. Approximately 77% of our employees are in the United States and 14% are in Europe. Worldwide, approximately 41% were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2020, none of the Company’s employees were working under expired contracts, which are currently being negotiated, and 2,462 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Employee Health and Safety

Maintaining a safe work environment is vital to the Company, and we are committed to the health, safety and wellness of our employees. Our Recorded Incident Rate, which is the rate of workplace injuries per 100 full-time employees, is approximately 1%, and we work to maintain a safety performance rating that outperforms the industry average. We seek to achieve an injury-free workplace through various safety initiatives and programs.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, while continuing to service our customers. We quickly implemented remote working, enhanced safety measures for employees continuing critical, on-site work at our facilities such as walk-through temperature scanners, plexiglass barriers between employees, and other methods of encouraging social distancing, and paid employees during necessary quarantines due to COVID-19. We will continue to monitor local COVID-19 conditions and adjust our practices to ensure the health and safety of our employees. We also demonstrated our commitment to our employees and our communities though one-time aggregate payments of $5.0 million to front-line production employees and contributions of $0.5 million to local food banks in the communities where our manufacturing operations are located.

Diversity and Inclusion

We believe that a diverse and inclusive working environment encourages creativity, innovation, and collaboration and that a diverse and inclusive culture propels our ability to serve our global customers and communities. Our commitment to diversity and inclusion is reflected in the definitions of our core values, which dictate behavioral norms. The Compensation and Management Development Committee of our Board of Directors annually reviews the processes and practices related to workforce diversity and inclusion programs to ensure continued equitable treatment of all employees and a culture of inclusion. Our goal moving forward is to not only mirror the diversity of the communities where we operate, but also to excel in unlocking the potential that a diverse workforce can generate.

Community Engagement

Building connections between our employees, their families, and our communities creates a more meaningful, fulfilling and enjoyable workplace. Our employees around the world dedicate their time and talents to improve the communities in which we live and work. Driven by our core values, making a difference for our customers, our consumers, and our community is at the root of our community engagement strategy. The Company focuses on three pillars that guide the strategy for our community service activities and philanthropic commitments: (1) putting food on the table, (2) preserving the environment, and (3) investing in education.

Governmental Regulations

The Company is subject to a broad range of foreign, federal, state and local environmental, employee health and safety, and other governmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. In 2020, the Company spent approximately $8.2 million of capital on projects to maintain compliance with environmental laws, regulations and the Company’s permits granted thereunder. In 2021, 2022, and 2023, the Company estimates it will spend approximately $10 million, $27 million and $20 million, respectively, for such projects, primarily the waste water treatment system upgrades at the Augusta, Georgia and Texarkana, Texas mills. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Available Information

The Company’s website is located at http://www.graphicpkg.com. The Company makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). The Company also makes certain investor presentations and access to analyst conference calls, as well as certain environmental, social, and governance information available through its website. The information contained or incorporated into the Company’s website is not a part of this Annual Report on Form 10-K.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers like the Company that file electronically with the SEC at http://www.SEC.gov.

ITEM 1A.    RISK FACTORS

The following risks could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from current estimates or expectations:

Industry Risks

Changes in consumer buying habits and preferences for products could have an effect on our sales volumes.

Changing consumer dietary habits and preferences have impacted sales growth for many of the food and beverage products the Company packages. Preferences are constantly changing based on, among other factors, convenience, cost and health considerations, as well as environmental and social concerns and perceptions. If these trends continue and the Company is unable to adapt to the trends, then the Company’s financial results could be adversely affected.

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

Operational Risks

The Company’s financial results could be adversely impacted by global events outside the Company’s control, such as the current COVID-19 pandemic.

As a result of global events such as the current COVID-19 pandemic, there could be unpredictable disruptions to the Company’s operations that could reduce its future revenues and negatively impact the Company’s financial condition. The COVID-19 pandemic may result in supply chain and transportation disruptions to and from our facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, the COVID-19 pandemic has resulted in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. This volatility and loss of employment may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.

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

The Company’s information technology systems could suffer interruptions, failures or breaches and our business operations could be disrupted, adversely affecting results of operations and the Company’s reputation.

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

The Company has been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, ransomware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, the Company has seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, interrupted operations, lost sales, fines, lawsuits, and damage to the Company's reputation. However, the ever-evolving threats mean the Company and its third-party service providers and vendors must continually evaluate and adapt their respective systems and processes and overall security environment, as well as those of any companies acquired. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, the regulatory environment related to information security, data collection and use, and privacy is becoming increasingly rigorous, with new and constantly changing requirements applicable to the Company's business. Compliance with such requirements could also result in additional costs.

The Company could experience material disruptions at our facilities or increases in the cost of insurance.

Although the Company takes appropriate measures to minimize the risk and effect of material disruptions to the business conducted at our facilities, natural disasters such as earthquakes, hurricanes, tornadoes, floods and fires, as well as other unexpected disruptions such as the unavailability of critical raw materials, power outages and equipment breakdowns or failures can reduce production and increase manufacturing costs. These types of disruptions, whether caused by climate change or other events, could materially adversely affect our earnings, depending upon the duration of the disruption and our ability to shift business to other facilities or find other sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies and insurance coverage may be subject to certain deductibles. The premiums for insurance coverage have recently increased and may continue to increase, along with the level of deductibles. In addition, the availability of some insurance coverage may decline due to insurance company losses from extensive property damage caused by natural disasters and increased cyber security breaches. In addition, given the Company's integrated supply chain, managing board supply and properly planning for mill outages and downtime must be integrated with the converting plants forecast. Any inability to do so could adversely affect the Company's financial results.

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

The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Fridge Vendor, IntegraPak, KeelClip, MicroFlex-Q, MicroRite, Quilt Wave, Qwik Crisp, Tite-Pak, and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

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

The Company has converting plants and one paper mill in 11 countries outside of the U.S. and sells its products worldwide. For 2020, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 21% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. In addition, at December 31, 2020, approximately 16% of the Company's total assets were denominated in currencies other than the U.S. dollar.

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
In addition to these general risks, uncertainties surrounding the United Kingdom’s withdrawal from the European Union (commonly referred to as “Brexit”) could adversely affect our U.K. business, including potentially the Company's relationships with customers, suppliers and employees.

Financial Risks

The Company's indebtedness may adversely affect its financial condition and its ability to react to changes in its business.

As of December 31, 2020, the Company had an aggregate principal amount of $3,666.6 million of outstanding debt.
Because of the Company's debt level, a portion of its cash flows from operations is dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Third Amended and Restated Credit Agreement (as amended by the Incremental Facility Amendment) and the Amended and Restated Credit Agreement (collectively, the “Current Credit Agreement”) and the indentures governing the 4.75% Senior Notes due 2021 (redeemed January 2021), 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the “Indentures”) may prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), the incurrence of liens, payment of dividends, share repurchases, the making of acquisitions and other investments and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

As of December 31, 2020, approximately 35% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased market interest rates.

Legal and Regulatory Risks

The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under new laws or regulations, could negatively impact its financial condition and results of operations.

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, recycling of packaging, and the health and safety of employees. The Company cannot currently assess the impact that future emission standards, climate control initiatives, regulation changes and enforcement practices will have on the Company's operations and capital expenditure requirements. Environmental liabilities and obligations may result in significant costs, which could negatively impact the Company's financial position, results of operations or cash flows. See Note 14 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

Location	Related Products or Use of Facility
Mills:
Augusta, GA	SBS
Battle Creek, MI	CRB
East Angus, Québec	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Texarkana, TX	SBS
West Monroe, LA	CUK; Corrugated Medium(a); Research and Development
White Pigeon, MI(a)	CRB

Other:
Atlanta, GA(b)	Headquarters, Research and Development, Packaging Machinery and Design
Concord, NH(b)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(b)	Research and Development
Menomonee Falls, WI	Foodservice Rebuild Center

North American Converting Plants:		International Converting Plants:
Atlanta, GA(b)	Monroe, LA(b)	Auckland, New Zealand(b)
Auburn, IN	Monterrey, Mexico(b)	Bremen, Germany(b)
Burlington, NC(c)	New Albany, IN(d)	Bristol, United Kingdom
Carol Stream, IL	Newton, IA	Coalville, United Kingdom(b)
Centralia, IL	North Portland, OR	Gateshead, United Kingdom(b)
Charlotte, NC	Omaha, NE	Hoogerheide, Netherlands
Chicago, IL(b)	Oroville, CA(b)	Igualada, Spain
Clarksville, TN	Pacific, MO	Jundiai, Sao Paulo, Brazil
Cobourg, Ontario(b)	Perry, GA	Leeds, United Kingdom
Elgin, IL	Pineville, NC	Masnieres, France(b)
Elk Grove, IL(b)(d)	Pittston, PA	Melbourne, Australia(b)
Fort Smith, AR(d)	Prosperity, SC	Miliaño, Spain
Gordonsville, TN(b)	Queretaro, Mexico(b)	Newcastle Upon Tyne, United Kingdom(b)
Grand Rapids, MI	Randleman, NC	Portlaoise, Ireland(b)
Gresham, OR(b)	Shelbyville, IL	Requejada, Spain
Hamel, MN	Solon, OH	Sneek, Netherlands
Irvine, CA	Staunton, VA	Sydney, Australia(b)
Kalamazoo, MI	St.-Hyacinthe, Québec(b)	Winsford, United Kingdom (b)
Kendallville, IN	Tijuana, Mexico(b)
Kenton, OH	Tuscaloosa, AL
Kingston Springs, TN	Valley Forge, PA
Lancaster, TX	Vancouver, WA(b)
Lawrenceburg, TN	Visalia, CA
Lebanon, TN (b)	Wausau, WI
Los Angeles, CA(b)(c)	Wayne, NJ
Lumberton, NC	West Monroe, LA(d)
Marion, OH	Winnipeg, Manitoba
Mississauga, Ontario(b)(d)	Xenia, OH(b)
Mitchell, SD

Note:

(a)	Closed in the second quarter of 2020.
(b)	Leased facility.
(c)	Closed in third quarter of 2020.
(d)	Multiple facilities in this location.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2020.

Michael P. Doss, 54, is a Director and the President and Chief Executive Officer of Graphic Packaging Holding Company. He was elected to the Board of Directors on May 20, 2015. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of Graphic Packaging Holding Company. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to March 2008, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Stephen R. Scherger, 56, is the Executive Vice President and Chief Financial Officer of Graphic Packaging Holding Company. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President, Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined Graphic Packaging Holding Company in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and Chief Financial Officer, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, Chief Financial Officer Beverage Packaging and other executive-level positions.

Michael Farrell, 54, became the Executive Vice President, Mills Division of Graphic Packaging Holding Company in September 2018. Prior to that, he served as the Senior Vice President, Supply Chain from January to September 2018. Prior to January 2018, Mr. Farrell served as Vice President, Recycled Board Mills of Graphic Packaging International, LLC and its predecessor companies (“GPI”) from January 1, 2013; and Senior Manufacturing Manager of GPI from October 28, 2009 until December 31, 2012. From December 11, 2008 until October 27, 2009, Mr. Farrell was the Manufacturing Manager of the West Monroe, Louisiana mill and from September 1, 2006 until December 10, 2008 he was the General Manager of the Middletown, Ohio mill of GPI.

Jean-Francois Roche, 54, is the Senior Vice President and President, Europe, Middle East and Africa of Graphic Packaging Holding Company. Prior to assuming his current position, Mr. Roche served as Vice President, Global Accounts from October 2018 through December 2019. From April 2015 through December 2019, Mr. Roche also served as the Vice President, Sales, Europe, Middle East and Africa Consumer Products. Mr. Roche joined Graphic Packaging in April 2015 from LGR Packaging where he served as Chief Sales and Marketing Officer. Prior to that Mr. Roche spent 25 years at A&R Packaging, a large Scandinavian-based multinational consumer packaging provider, working in positions of increasing responsibility culminating the position of Senior Vice President, Sales and Marketing. Mr. Roche also serves as the President of the European Carton Makers Association, Europe’s folding carton industry association.

Lauren S. Tashma, 54, is the Executive Vice President, General Counsel and Secretary of Graphic Packaging Holding Company. She joined the Company in February 2014. Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., where she led the legal, compliance and EHS functions. Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Stacey Valy Panayiotou, 48, is the Executive Vice President, Human Resources of Graphic Packaging Holding Company. She joined the Company on April 22, 2019 from The Coca-Cola Company, where she held a variety of senior Human Resources leadership roles, including Global Vice President of Talent and Development and Vice President, HR, Europe, Middle East and Africa, which consisted of over 120 countries. Prior to her global talent position, Ms. Panayiotou served as Vice President of Talent and Development, Organizational Effectiveness and Diversity and Inclusion and Learning for the Coca-Cola North America Group. Prior to that, she was Vice President of HR for the West business unit of Coca-Cola Enterprises, Inc. (CCE) and worked in corporate HR with The Coca-Cola Company. She also led the organization development function for Pactiv Corporation. Ms. Panayiotou was with The Coca-Cola Company from February 2006 through April 2019.

Joseph P. Yost, 53, is the Executive Vice President, and President, Americas of Graphic Packaging Holding Company. Prior to January 5, 2017, Mr. Yost served as Senior Vice President, Global Beverage and Europe from September 1, 2015 to January 4, 2017, Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support – Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with Graphic Packaging Corporation; Manager, Operations Planning and Analysis – Consumer Products Division from 1999 to 2000 with Graphic Packaging Corporation; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock is traded on the New York Stock Exchange under the symbol “GPK.”
During 2020 and 2019, GPHC paid cash dividends of $84.7 million and $88.7 million, respectively.
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

The following presents GPHC's share repurchases for the years ended December 31, 2020, 2019, and 2018:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2020	$315.6	23,420,010		$13.48
2019	$127.9	10,191,257	(a)	$12.55
2018	$120.0	10,566,144		$11.35
(a) Includes 7,400,171 shares repurchased under the 2017 share repurchase program, thereby completing that program.

During the fourth quarter of 2020, pursuant to the 2019 share repurchase program, GPHC purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period (2020)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (a)
October 1, through October 31,	3,114,123	$14.10	65,057,961	12,538,057
November 1, through November 30,	1,409,349	$14.24	66,467,310	9,564,954
December 1, through December 31,	—	$—	66,467,310	8,650,242
Total	4,523,472
(a) Based on the closing price of GPHC's common stock as of the end of each period.

2020

On March 6, 2020, GPIL completed a private offering of $450 million aggregate principal amount of its 3.50% senior unsecured notes due 2028 (the "2028 Senior Notes"). The 2028 Senior Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Exchange Act, as amended. The offering was completed pursuant to a purchase agreement between the Company, GPIL and Field Container Queretaro (USA), L.L.C. and BofA Securities, Inc. as representative of the initial purchasers. The Company received net proceeds of the offering of approximately $443 million, after deducting the initial purchasers' discount and other transaction costs. The net proceeds of the offering were used to repay a portion of the outstanding borrowings under GPIL's revolving credit facility under its senior secured credit facility.

On August 28, 2020, GPIL completed a private offering of $350 million aggregate principal amount of its 3.50% senior unsecured notes due 2029 (the "2029 Senior Notes"). The 2029 Senior Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Exchange Act, as amended. The offering was completed pursuant to a purchase agreement between the Company, GPIL and Field Container Queretaro (USA), L.L.C. and BofA Securities, Inc. as representative of the initial purchasers. The Company received net proceeds of the offering of approximately $345 million, after deducting the initial purchasers' discount and other transaction costs. The net proceeds of the offering were used to repay a portion of the outstanding borrowings under GPIL's revolving credit facility under its senior secured credit facility.

2019

On June 25, 2019, GPIL completed a private offering of $300 million aggregate principal amount of its 4.75% senior unsecured notes due 2027 (the "2027 Senior Notes"). The 2027 Senior Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Exchange Act, as amended. The offering was completed pursuant to a purchase agreement between the Company, GPIL and Field Container Queretaro (USA), L.L.C. and BofA Securities, Inc. as representative of the initial purchasers. The Company received net proceeds of the offering of approximately $295 million, after deducting the initial purchasers' discount and other transaction costs. The net proceeds of the offering were used to repay a portion of the outstanding borrowings under GPIL's revolving credit facility under its senior secured credit facility.

On February 2, 2021, there were approximately 1,055 stockholders of record and approximately 36,517 beneficial holders of GPHC's common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of Graphic Packaging Holding Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2015 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/15
12/16
12/17
12/18
12/19
12/20
Period Ending
Graphic Packaging Holding Company
S&P 500 Stock Index
Dow Jones U.S. Container & Packaging Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Graphic Packaging Holding Company	$100.00	$97.65	$120.89	$83.25	$130.28	$132.55
S&P 500 Stock Index	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones U.S. Container & Packaging Index	100.00	119.06	141.70	115.56	148.59	179.99

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

		Year Ended December 31,
In millions, except per share amounts	2020	2019	2018	2017	2016
Statement of Operations Data:
Net Sales	$6,559.9	$6,160.1	$6,029.4	$4,405.6	$4,301.0
Income from Operations	524.3	534.1	458.2	327.9	407.4
Net Income	203.3	278.1	294.0	300.2	228.0
Net Income Attributable to Noncontrolling Interests	(36.0)	(71.3)	(72.9)	—	—
Net Income Attributable to Graphic Packaging Holding Company	167.3	206.8	221.1	300.2	228.0

Net Income Attributable to Graphic Packaging Holding Company Per Share Basis:
Basic	$0.60	$0.70	$0.71	$0.97	$0.71
Diluted	$0.60	$0.70	$0.71	$0.96	$0.71

Balance Sheet Data:
(as of period end)
Cash and Cash Equivalents	$179.0	$152.9	$70.5	$67.4	$59.1
Total Assets	7,804.6	7,289.9	7,059.2	4,863.0	4,603.4
Total Debt	3,644.2	2,860.3	2,957.1	2,274.5	2,151.9
Total Equity	1,840.3	2,058.0	2,018.5	1,291.9	1,056.5

Additional Data:
Depreciation and Amortization	$475.8	$447.2	$430.6	$330.3	$299.3
Capital Spending, including Packaging Machinery(a)	646.3	352.9	395.2	260.1	294.6
Dividends Declared per Share	0.30	0.30	0.30	0.30	0.225
(a) During 2019, the Company announced its plan to invest approximately $600 million in a new CRB mill in Kalamazoo, Michigan. See Note 20 in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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
Overview of 2020 Results
Results of Operations
Financial Condition, Liquidity and Capital Resources
Critical Accounting Policies
New Accounting Standards
Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of sustainable paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s CRB, CUK, and SBS paperboard. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and folding carton assets; (iii) to develop and market innovative, sustainable products and applications that benefit from consumer-led sustainability trends; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact the Company’s Business and Results of Operations

COVID-19 Pandemic. Many uncertainties remain regarding the current novel coronavirus (“COVID-19”) pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While the COVID-19 pandemic has not materially impacted the Company's overall business, operations, or financial results to date, it may have far-reaching impacts on many aspects of the Company's operations, including impacts on customer and consumer behaviors, business and manufacturing operations, inventory, accounts receivable, the Company’s employees, and the market generally. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business accordingly, such as to match the Company's supply with demand by adjusting mill maintenance outages and taking market downtime where appropriate such as the uncoated SBS cupstock paper machine market downtime that the Company took in Q3 of 2020 to reflect reduced demand for paperboard packaging from foodservice customers.

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased year over year by $29.9 million in 2020 and increased year over year by $79.1 million in 2019. The higher costs in 2020 were due to costs of labor and benefits ($45.1 million), secondary fiber ($22.5 million), freight ($8.7 million), and other costs, net ($1.9 million), partially offset by lower costs of wood ($32.7 million), energy ($9.9 million) and external board ($5.7 million). The higher costs in 2019 were due to costs of labor and benefits ($40.4 million), wood ($39.6 million), external board ($12.1 million), partially offset by lower costs of secondary fiber ($10.5 million), and other costs, net ($2.5 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2021 and 2022. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of continuing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs and the use of Lean Sigma principles in manufacturing and supply chain processes.

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

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CRB, CUK, SBS, folding box board, and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation, service and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

In addition, the Company’s sales are driven by consumer buying habits in the markets its customers serve, and recently we have seen net organic sales growth driven by the consumers’ desire for sustainable packaging solutions and increased at home consumption. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $3,666.6 million of outstanding debt obligations as of December 31, 2020. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Current Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Current Credit Agreement and the Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a consolidated basis:

• Net Sales in 2020 increased by $399.8 million or 6.5%, to $6,559.9 million from $6,160.1 million in 2019 due to organic sales growth, and the Greif, Quad and Artistic acquisitions, partially offset by lower open market volume of our paperboard and unfavorable foreign currency exchange rates.

• Income from Operations in 2020 decreased by $9.8 million or 1.8%, to $524.3 million from $534.1 million in 2019. Transactions recorded in Business Combinations, Shutdown and Other Special Charges and Exit Activities, Net increased $23.4 million driven by higher charges for exit activities, including those related to our announced closures of White Pigeon, Michigan, CRB mill and West Monroe, Louisiana, PM1 containerboard machine, costs related to COVID-19, and increases in estimated liabilities related to the withdrawal from certain multi-employment benefit plans for facilities which have been closed. In addition, Income from Operations was negatively impacted in 2020 as compared to 2019 by non-commodity inflation (primarily labor and benefits), product mix, higher levels of planned maintenance and higher levels of market downtime at the uncoated SBS cupstock paper machine, and higher depreciation and amortization. Income from Operations was positively impacted in 2020 as compared to 2019 by higher volumes from organic sales growth and acquisitions, cost savings from continuous improvement and other programs, and commodity deflation.

Acquisitions, Closures, and Dispositions

•On January 31, 2020, the Company acquired a folding carton facility from Quad, a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment.

•On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States, which are included in the Americas Paperboard Packaging reportable segment.

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

Share Repurchases and Dividends

•During 2020, GPHC repurchased 23.4 million shares of GPHC's outstanding common stock, for $315.6 million, at an average price of $13.48 per share. At December 31, 2020, GPHC had approximately $146.5 million available for additional repurchases under the 2019 share repurchase program.

•During 2020, GPHC declared cash dividends of $83.0 million and paid cash dividends of $84.7 million.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2020	2019	2018
Net Sales	$6,559.9	$6,160.1	$6,029.4
Income from Operations	$524.3	$534.1	$458.2
Nonoperating Pension and Postretirement Benefit (Expense) Income	(151.5)	(39.5)	14.9
Interest Expense, Net	(128.8)	(140.6)	(123.7)
Loss on Modification or Extinguishment of Debt	—	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	$244.0	$354.0	$347.5
Income Tax Expense	(41.6)	(76.3)	(54.7)
Income before Equity Income of Unconsolidated Entity	$202.4	$277.7	$292.8
Equity Income of Unconsolidated Entity	0.9	0.4	1.2
Net Income	$203.3	$278.1	$294.0

2020 COMPARED WITH 2019

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2019	Price	Volume/Mix	Foreign Exchange	2020	Increase	Percent Change
Consolidated	$6,160.1	$(1.2)	$408.0	$(7.0)	$6,559.9	$399.8	6.5%

The Company's Net Sales in 2020 increased by $399.8 million or 6.5%, to $6,559.9 million from $6,160.1 million for the same period in 2019, due to Net Sales of $268.6 million from the Greif, Artistic and Quad Acquisitions and organic sales growth including new product introductions and conversions to our paperboard packaging solutions. These increases were partially offset by lower open market volume of our paperboard, product mix, and unfavorable foreign currency exchange rates, primarily the Brazilian Real, Mexican Peso, and Canadian Dollar as well as lower selling prices. Core converting volumes were up, primarily in global beverage, dry foods, frozen foods, dairy products and cereal, offset by declines in foodservice packaging, including cups. The COVID-19 pandemic had a positive impact on volumes in 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2019	Price	Volume/Mix	Inflation	Foreign Exchange	Other (a)	2020	Decrease	Percent Change
Consolidated	$534.1	$(1.2)	$13.5	$(29.9)	$0.3	$7.5	$524.3	$(9.8)	(1.8)%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, mill market downtime costs, expenses related to acquisitions and integration activities, exit activities, and shutdown and other special charges.

The Company's Income from Operations for 2020 decreased $9.8 million or 1.8%, to $524.3 million from $534.1 million for the same period in 2019. Transactions recorded in Business Combinations, Shutdown and Other Special Charges and Exit Activities, Net increased $23.4 million driven by higher charges for exit activities, including those related to our announced closures of White Pigeon, Michigan, CRB mill and West Monroe, Louisiana, PM1 containerboard machine, costs related to COVID-19, and increases in estimated liabilities related to the withdrawal from certain multi-employment benefit plans for facilities which have been closed. In addition, Income from Operations was negatively impacted in 2020 as compared to 2019 by non-commodity inflation (primarily labor and benefits), product mix, higher levels of planned maintenance and higher levels of market downtime at the uncoated SBS cupstock paper machine, and higher depreciation and amortization. Income from Operations was positively impacted in 2020 as compared to 2019 by higher volumes from organic sales growth and acquisitions, cost savings from continuous improvement and other programs, and commodity deflation.

Inflation for 2020 increased due to higher costs of labor and benefits ($45.1 million), secondary fiber ($22.5 million), freight ($8.7 million), and other costs, net ($1.9 million), partially offset by lower costs for wood ($32.7 million), energy ($9.9 million) and external board ($5.7 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was an expense of $151.5 million in 2020 versus $39.5 million in 2019. The increase was due to a settlement charge of $152.5 million incurred during the first quarter of 2020 associated with the Company's purchase of a group annuity contract that transferred the remaining pension benefit obligation under the largest U.S. Plan of approximately $713 million to an insurance company.

Interest Expense, Net

Interest Expense, Net decreased by $11.8 million to $128.8 million in 2020 from $140.6 million in 2019. Interest Expense, Net decreased due to lower interest rates, partially offset by higher debt balances as compared to prior year. As of December 31, 2020, approximately 35% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2020, the Company recognized Income Tax Expense of $41.6 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $244.0 million. During 2019, the Company recognized Income Tax Expense of $76.3 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $354.0 million. The effective tax rate for 2020 is different than the statutory rate due to the tax effect of income attributable to noncontrolling interests as well as the mix of earnings between foreign and domestic tax jurisdictions. In addition, during 2020, the Company recorded discrete benefits of $7.6 million and $4.1 million related to the release of valuation allowances against the net deferred tax assets of two of its Canadian subsidiaries as a result of a planned internal restructuring and the tax effect of tax credit and other provision to return adjustments related to the 2019 U.S. federal income tax return, respectively. The effective tax rate in 2020 is lower than the effective tax rate in 2019 primarily due to these discrete benefits as compared to 2019. Also during 2019, the Company established a valuation allowance related to the net deferred tax assets of its Australian subsidiaries.

The Company utilized its remaining U.S. federal net operating losses during 2020. However, based on tax benefits associated with planned capital projects, the anticipated reduction of International Paper's investment in GPIP, as well as tax credit carryforwards which are available to offset future U.S. federal income tax, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $0.9 million in 2020 and $0.4 million in 2019 and is related to the Company’s equity investment through its GPIL subsidiary, in the Rengo Riverwood Packaging, Ltd. joint venture.

2019 COMPARED WITH 2018

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2018	Price	Volume/Mix	Foreign Exchange	2019	Increase	Percent Change
Consolidated	$6,029.4	$131.2	$50.2	$(50.7)	$6,160.1	$130.7	2.2%

The Company’s Net Sales in 2019 increased by $130.7 million, or 2.2% to $6,160.1 million from $6,029.4 million in 2018 due to higher selling prices and Net Sales of approximately $115 million from the Artistic and 2018 Acquisitions. These increases were partially offset by modestly lower converting volumes in the first half of the year and unfavorable foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar. The higher selling prices are the result of announced price increases which benefit from inflationary pass throughs in the converting business as well as open market sales. Core converting volumes were down, in dry and frozen foods and dairy products, partially offset by higher global beverage volumes and new product introductions.

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2018	Price	Volume/Mix	Inflation	Foreign Exchange	Other(a)	2019	Increase	Percent Change
Consolidated	$458.2	$131.2	$(31.2)	$(79.1)	$(6.2)	$61.2	$534.1	$75.9	16.6%
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

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $0.4 million in 2019 and $1.2 million in 2018 and is related to the Company’s equity investment through its GPIL subsidiary in the joint venture, Rengo Riverwood Packaging, Ltd.

Segment Reporting

The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills that produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represents the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to Consumer Packaged Good ("CPG") companies, and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants ("QSR") serving the food, beverage, and consumer product markets in the Americas.

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

	Year Ended December 31,
In millions	2020	2019	2018
NET SALES:
Paperboard Mills	$988.1	$1,094.8	$1,078.1
Americas Paperboard Packaging	4,650.1	4,233.7	4,098.3
Europe Paperboard Packaging	764.6	689.3	695.9
Corporate/Other/Eliminations(a)	157.1	142.3	157.1
Total	$6,559.9	$6,160.1	$6,029.4

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills(b)	$(109.9)	$33.1	$30.6
Americas Paperboard Packaging	638.5	477.7	420.1
Europe Paperboard Packaging	65.9	60.3	46.1
Corporate and Other(c)	(70.2)	(37.0)	(38.6)
Total	$524.3	$534.1	$458.2

(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2020 and 2019, excludes $29.6 million related to the Augusta, Georgia mill outage in 2018.
(c) Includes expenses related to business combinations, exit activities, idle and abandoned assets, gain on sale of assets and shutdown and other special charges.

2020 COMPARED WITH 2019

Paperboard Mills - Net Sales decreased from prior year due to customer mix, lower open market volume primarily of containerboard due to the shutdown of the PM1 containerboard machine and CUK as the Company internalized more paperboard tons, and lower selling prices.

Income from Operations decreased due to the lower selling prices, lower open market volume, higher levels of planned maintenance at the mills, higher levels of market downtime at the SBS cupstock paper machine, higher labor and benefits costs, increased depreciation expense including accelerated depreciation related to exit activities, and customer mix of open market volume partially offset by productivity improvements, including benefits from capital projects, and commodity deflation. The commodity deflation was primarily due to lower prices for wood and energy offset by higher prices for secondary fiber.

Americas Paperboard Packaging - Net Sales increased due to higher selling prices, the Greif, Artistic, and Quad acquisitions, organic sales growth including conversions to our paperboard packaging solutions, and new product introductions offset by unfavorable foreign currency exchange rates. Higher volumes in global beverage, dry foods, frozen foods, dairy products and cereal were offset by declines in foodservice packaging, including cups. In beverage, volumes increased in all categories including soft drink, craft and specialty, and big beer. COVID-19 had a positive impact on volumes in 2020 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations increased due to higher volumes including from organic sales growth and acquisitions, higher selling prices, cost savings through continuous improvement and other programs, and commodity deflation, partially offset by other inflation (primarily labor and benefits), higher levels of market downtime at the SBS cupstock paper machine, and unfavorable foreign currency exchange rates. The commodity deflation was primarily due to lower prices for wood, energy, and external board offset by higher prices for secondary fiber and freight.

Europe Paperboard Packaging - Net Sales increased due to higher pricing, increased volumes led by beverage, machine sales, and convenience, favorable mix, and favorable foreign currency exchange rates.

Income from Operations increased due to higher selling prices, increased volumes, commodity deflation, and favorable foreign currency exchange rates partially offset by higher labor and benefits, unfavorable mix, and COVID-19 costs.

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

Cash Flows

	Years Ended December 31,
In millions	2020	2019
Net Cash Provided by Operating Activities	$824.7	$665.8
Net Cash Used in Investing Activities	$(647.8)	$(224.3)
Net Cash Used in Financing Activities	$(152.0)	$(360.8)

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, which required the Company to classify consideration received for beneficial interest obtained for transferring trade receivables as investing activities instead of operating activities.

Net cash provided by operating activities in 2020 totaled $824.7 million, compared to $665.8 million in 2019. The increase was due primarily to the restructuring of certain of the Company's accounts receivable sale and securitization programs as well as improved operations as compared to prior year. Pension contributions in 2020 and 2019 were $19.1 million and $11.3 million, respectively.

Net cash used in investing activities in 2020 totaled $647.8 million, compared to $224.3 million in 2019. Capital spending was $646.3 million and $352.9 million in 2020 and 2019, respectively. In 2020, the Company paid approximately $41 million and $80 million for the Quad and Greif acquisitions, respectively. Net beneficial interest decreased as a result of the restructuring of certain of the Company's accounts receivable sale and securitization programs. In the prior year, the Company paid $54.5 million, net of cash acquired, for the 2019 Acquisitions. Net cash receipts related to the accounts receivable securitization and sale programs were $127.0 million and $187.7 million in 2020 and 2019, respectively.

Net cash used in financing activities in 2020 totaled $152.0 million, compared to $360.8 million in 2019. Current year activities include a debt offering of $450 million aggregate principal amount of 3.50% senior notes due 2028, and a debt offering of $350 million aggregate principal amount of 3.50% senior notes due 2029. The Company used the net proceeds to repay outstanding borrowings under its senior secured revolving credit facility. The Company also paid $500 million toward the redemption of IP's ownership interest in GPIP. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest, repurchase of common stock of $315.6 million and payments on debt of $36.5 million. The Company also paid dividends and distributions of $102.8 million and withheld $9.1 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year, the Company had a debt offering of $300 million aggregate principal amount of 4.75% senior notes due 2027. The Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of stock of $128.8 million and payments on debt of $36.5 million. The Company also paid dividends and distributions of $112.7 million and withheld $4.1 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures, debt service on its indebtedness, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021 (redeemed in January 2021), 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, and 3.50% Senior Notes due 2029 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Consolidated Statement of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
In millions	2020	2019
Receivables Sold and Derecognized	$2,849.8	$2,654.2
Proceeds Collected on Behalf of Financial Institutions	2,787.4	2,254.9
Net Proceeds Received From Financial Institutions	54.9	66.5
Deferred Purchase Price at December 31(a)	5.3	0.7
Pledged Receivables at December 31	201.0	177.5
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2020 and 2019, the Company sold receivables of approximately $368 million and $238 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were approximately $621 million and $562 million as of December 31, 2020 and 2019, respectively.

Covenant Restrictions

Covenants contained in the Current Credit Agreement and the Indentures may, among other things, limit the ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Current Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Third Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on January 2, 2018.

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2020, the Company was in compliance with such covenant and the ratio was 3.07 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2020, the Company was in compliance with such covenant and the ratio was 8.89 to 1.00.

As of December 31, 2020, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investments in 2020 were $651.3 million ($646.3 million was paid), compared to $359.1 million ($352.9 million was paid) in 2019. During 2020, the Company had capital spending of $605.7 million for improving process capabilities, $15.4 million for capital spares and $30.2 million for manufacturing packaging machinery.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2020 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$3,527.2	$492.2	$1,631.3	$300.5	$1,103.2
Operating Leases	234.0	64.1	92.0	43.6	34.3
Finance Leases	207.8	12.6	24.6	24.9	145.7
Interest Payable	464.5	98.9	150.0	104.8	110.8
Purchase Obligations(a)	691.8	379.4	157.5	96.1	58.8
Total Contractual Obligations(b)	$5,125.3	$1,047.2	$2,055.4	$569.9	$1,452.8
(a) Purchase obligations primarily consist of commitments for the purchase of fiber and chip processing along with commitments associated with building the new CRB paper machine in Kalamazoo, Michigan.
(b) Certain amounts included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2020, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 21% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2020, approximately 16.0% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the euro, British pound sterling, the Australian dollar, the Canadian dollar, the Mexico peso or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment gain of $17.7 million, which was recorded in Other Comprehensive (Loss) Income for the year ended December 31, 2020. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2021 and 2022. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. In addition, the Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING JUDGEMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to pension benefits, future cash flows associated with impairment testing for goodwill and long-lived assets, and deferred income taxes.

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

The Company’s pension expense for defined benefit pension plans was $167.9 million in 2020 compared to $54.9 million in 2019. The 2020 expense includes a $153.7 million charge associated with the termination and settlement of its largest U.S. plan. The 2019 expense includes a $39.2 million charge associated with lump-sum settlements with certain participants. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans.

The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 4.12% and 4.74% in 2020 and 2019, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2020, the net actuarial loss was $105.5 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. The actuarial loss is amortized over the average remaining life expectancy period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2020 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 2.11% and 2.69% in 2020 and 2019, respectively.

The Company’s pension expense is estimated to be approximately $13.3 million in 2021. The estimate is based on a weighted average expected long-term rate of return of 3.59%, a weighted average discount rate of 2.11% and other assumptions. Pension expense beyond 2020 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $1 million and the December 31, 2020 projected benefit obligation would increase approximately $10 million.

The fair value of assets in the Company’s plans was $516.3 million at December 31, 2020 and $1,172.4 million at December 31, 2019. The projected benefit obligations exceed the fair value of plan assets by $76.5 million and $83.0 million as of December 31, 2020 and 2019, respectively. The accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets by $71.8 million at the end of 2020. At the end of 2019, the ABO exceeded the fair value of plan assets by $77.4 million.

• Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2020, the Company had seven reporting units, five of which had goodwill.

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

As of October 1, 2020, the Company performed a quantitative impairment test. The quantitative analysis involves calculating the fair value of each reporting unit by utilizing a discounted cash flow analysis based on the Company’s business plans, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

The Company performed its annual goodwill impairment tests as of October 1, 2020. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The discount rate used for each reporting unit ranged from 7.0% to 8.0%, and we utilized an EBITDA multiple of 8.5 times to calculate terminal period cash flows. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 17% and 37%, respectively, whereas all other reporting units exceeded by more than 45%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of our respective reporting units, the fair value of each reporting unit would have continued to exceed its carrying amount. The Foodservice and Australia reporting units had goodwill totaling $42.9 million and $14.7 million, respectively. The Company does not believe it is likely that there will be material changes in the assumptions or estimates used to calculate the reporting unit fair values.

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

As of December 31, 2020, the Company has recorded a valuation allowance of $34.4 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain federal tax credit carryforwards, certain state net operating loss carryforwards and certain state tax credit carryforwards. As of December 31, 2019, a total valuation allowance of $41.1 million was recorded.

As of December 31, 2020, the Company has provided for deferred U.S. income taxes attributable to future withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, the Company provided deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. During the year ended December 31, 2020, the Company distributed its remaining paid-up capital in Canada and as a result, the Company expects to incur Canadian withholding tax on future distributions. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. Due to the deemed taxation of all post-1986 earnings and profits required by the Act, the Company has determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary of approximately $51.4 million as of December 31, 2020.

The Company has not provided for deferred U.S. income taxes on outside basis differences of approximately $55 million in its other international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The Company’s assertion with respect to these subsidiaries remains unchanged, despite the deemed taxation of all post-1986 earnings and profits required by the Act. The determination of the amount of the unrecognized deferred income tax liability (primarily withholding tax in certain jurisdictions and some state tax) on the unremitted earnings or any other associated outside basis differences is not practicable because of the complexities associated with the calculation.

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

BUSINESS OUTLOOK

Total capital investment for 2021 is expected to be in the range of $690 million to $710 million.

The Company also expects the following in 2021:

• Depreciation and amortization expense of approximately $460 million, excluding approximately $5 million of pension amortization and $24 million of accelerated depreciation related to exit activities.

• Pension plan contributions between $10 million and $20 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2020, the Company had active interest rate swap agreements with a notional amount of $200 million expiring in January 2022.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$425.0	$250.7	$0.5	$300.5	$—	$1,103.2	$2,079.9	$2,173.0
Average Interest Rate	4.75%	4.86%	1.73%	4.12%	—%	3.83%
Variable Rate	$63.9	$127.7	$1,252.4	$—	$—	$—	$1,444.0	$1,451.7
	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	—	—	—	—	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2021	2022	2023	2024	2025	Thereafter	Total
Notional	$—	$200.0	$—	$—	$—	$—	$200.0
Average Pay Rate	—%	2.87%	—%	—%	—%	—%	—%
Average Receive Rate	—	LIBOR	—	—	—	—	—

Foreign Exchange Rates

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2020 and 2019, there were no amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2020 and 2019.

Foreign Exchange Rates Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2020
In millions	Contract Amount	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$18.5	$(0.2)
Weighted average contractual exchange rate	104.1
Receive $US/Pay Euro	$53.8	$(1.6)
Weighted average contractual exchange rate	1.2
Receive $US/Pay GBP	$29.3	$(1.1)
Weighted average contractual exchange rate	1.3

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all receivables resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these receivables will be adversely affected by changes in exchange rates. At December 31, 2020, multiple foreign currency forward exchange contracts existed, with maturities ranging up to two months. Those forward currency exchange contracts outstanding at December 31, 2020, when aggregated and measured in U.S. dollars at December 31, 2020 contractual rates, had net notional amounts totaling $80.0 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2021 and 2022. The carrying amount and fair value of the natural gas swap contracts is a net asset of $2.1 million as of December 31, 2020. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive Loss in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2020	2019	2018
Net Sales	$6,559.9	$6,160.1	$6,029.4
Cost of Sales	5,459.7	5,067.5	5,077.0
Selling, General and Administrative	512.6	511.8	472.1
Other Expense, Net	2.0	8.8	7.2
Business Combinations, Shutdown and Other Special Charges, Exit Activities and Gain on Sale of Assets, Net	61.3	37.9	14.9
Income from Operations	524.3	534.1	458.2
Nonoperating Pension and Postretirement Benefit (Expense) Income	(151.5)	(39.5)	14.9
Interest Expense, Net	(128.8)	(140.6)	(123.7)
Loss on Modification or Extinguishment of Debt	—	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	244.0	354.0	347.5
Income Tax Expense	(41.6)	(76.3)	(54.7)
Income before Equity Income of Unconsolidated Entity	202.4	277.7	292.8
Equity Income of Unconsolidated Entity	0.9	0.4	1.2
Net Income	$203.3	$278.1	$294.0
Net Income Attributable to Noncontrolling Interests	(36.0)	(71.3)	(72.9)
Net Income Attributable to Graphic Packaging Holding Company	$167.3	$206.8	$221.1

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.60	$0.70	$0.71
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.60	$0.70	$0.71

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,
2020
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income (Loss)	$167.3	$39.2	$(3.2)	$203.3
Other Comprehensive Income (Loss), Net of Tax
Derivative Instruments	3.5	0.7	(0.1)	4.1
Pension and Postretirement Benefit Plans	99.9	29.4	9.5	138.8
Currency Translation Adjustment	16.5	1.7	(0.5)	17.7
Total Other Comprehensive Income, Net of Tax	119.9	31.8	8.9	160.6
Total Comprehensive Income	$287.2	$71.0	$5.7	$363.9
2019
Net Income	$206.8	$55.0	$16.3	$278.1
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(5.3)	(1.5)	(0.4)	(7.2)
Pension and Postretirement Benefit Plans	7.6	2.3	0.7	10.6
Currency Translation Adjustment	9.8	2.1	0.5	12.4
Total Other Comprehensive Income, Net of Tax	12.1	2.9	0.8	15.8
Total Comprehensive Income	$218.9	$57.9	$17.1	$293.9
2018
Net Income	$221.1	$56.3	$16.6	$294.0
Other Comprehensive Loss, Net of Tax:
Derivative Instruments	(1.0)	(0.2)	(0.1)	(1.3)
Pension and Postretirement Benefit Plans	(19.4)	(4.7)	(1.4)	(25.5)
Currency Translation Adjustment	(18.7)	(4.5)	(1.3)	(24.5)
Total Other Comprehensive Loss, Net of Tax	(39.1)	(9.4)	(2.8)	(51.3)
Total Comprehensive Income	$182.0	$46.9	$13.8	$242.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share amounts	2020	2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$179.0	$152.9
Receivables, Net	654.4	504.5
Inventories, Net	1,127.6	1,095.9
Other Current Assets	59.2	52.3
Total Current Assets	2,020.2	1,805.6
Property, Plant and Equipment, Net	3,560.0	3,253.8
Goodwill	1,477.6	1,477.9
Intangible Assets, Net	436.9	477.3
Other Assets	309.9	275.3
Total Assets	$7,804.6	$7,289.9

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$497.2	$50.4
Accounts Payable	825.0	716.1
Compensation and Employee Benefits	213.1	168.4
Interest Payable	30.3	24.7
Other Accrued Liabilities	291.0	239.1
Total Current Liabilities	1,856.6	1,198.7
Long-Term Debt	3,147.0	2,809.9
Deferred Income Tax Liabilities	539.6	511.8
Accrued Pension and Postretirement Benefits	129.8	140.4
Other Noncurrent Liabilities	291.3	266.8

Commitments (Note 13)
Redeemable Noncontrolling Interest (Note 15)	—	304.3

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 267,726,373 and 290,246,907 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2.7	2.9
Capital in Excess of Par Value	1,714.6	1,876.7
(Accumulated Deficit) Retained Earnings	(47.1)	56.4
Accumulated Other Comprehensive Loss	(245.9)	(365.8)
Total Graphic Packaging Holding Company Shareholders' Equity	1,424.3	1,570.2
Noncontrolling Interest	416.0	487.8
Total Equity	1,840.3	2,058.0
Total Liabilities and Shareholders' Equity	$7,804.6	$7,289.9

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2017	309,715,624	$3.1	$1,683.6	$(56.0)	$(338.8)	$—	$1,291.9
NACP Combination	—	—	308.4	—	—	424.0	732.4
Net Income	—	—	—	221.1	—	56.3	277.4
Reclassification to Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	(12.5)	(12.5)
Distribution of Membership Interest	—	—	—	—	—	(19.4)	(19.4)
Other Comprehensive Loss, Net of Tax:
Derivative Instruments	—	—	—	—	(1.0)	(0.2)	(1.2)
Pension and Postretirement Benefit Plans	—	—	—	—	(19.4)	(4.7)	(24.1)
Currency Translation Adjustment	—	—	—	—	(18.7)	(4.5)	(23.2)
Repurchase of Common Stock(a)	(10,566,144)	(0.1)	(57.1)	(62.8)	—	—	(120.0)
Dividends Declared	—	—	—	(92.3)	—	—	(92.3)
Recognition of Stock-Based Compensation	—	—	9.5	—	—	—	9.5
Issuance of Shares for Stock-Based Awards	658,299	—	—	—	—	—	—
Balances at December 31, 2018	299,807,779	$3.0	$1,944.4	$10.0	$(377.9)	$439.0	$2,018.5
Net Income	—	—	—	206.8	—	55.0	261.8
Reclassification to Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	12.5	12.5
Redeemable Noncontrolling Interest Redemption Value Mark-Up	—	—	(30.2)	—	—	—	(30.2)
Distribution of Membership Interest	—	—	—	—	—	(21.6)	(21.6)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(5.3)	(1.5)	(6.8)
Pension and Postretirement Benefit Plans	—	—	—	—	7.6	2.3	9.9
Currency Translation Adjustment	—	—	—	—	9.8	2.1	11.9
Repurchase of Common Stock	(10,191,257)	(0.1)	(55.1)	(72.7)	—	—	(127.9)
Dividends Declared	—	—	—	(87.7)	—	—	(87.7)
Recognition of Stock-Based Compensation	—	—	17.6	—	—	—	17.6
Issuance of Shares for Stock-Based Awards	630,385	—	—	—	—	—	—
Balances at December 31, 2019	290,246,907	$2.9	$1,876.7	$56.4	$(365.8)	$487.8	$2,058.0
Net Income	—	—	—	167.3	—	39.2	206.5
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	12.2	—	—	—	12.2
Distribution of Membership Interest	—	—	—	—	—	(19.3)	(19.3)
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	3.5	0.7	4.2
Pension and Postretirement Benefit Plans	—	—	—	—	99.9	29.4	129.3
Currency Translation Adjustment	—	—	—	—	16.5	1.7	18.2
Repurchase of Common Stock	(23,420,010)	(0.2)	(127.6)	(187.8)	—	—	(315.6)
Redemption of IP's Ownership Interest	—	—	(87.4)	—	—	(123.5)	(210.9)
Tax Effect IP Redemption	—	—	16.0	—	—	—	16.0
Dividends Declared	—	—	—	(83.0)	—	—	(83.0)
Recognition of Stock-Based Compensation	—	—	24.7	—	—	—	24.7
Issuance of Shares for Stock-Based Awards	899,476	—	—	—	—	—	—
Balances at December 31, 2020	267,726,373	$2.7	$1,714.6	$(47.1)	$(245.9)	$416.0	$1,840.3
(a) Includes 83,806 shares repurchased but not settled as of December 31, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$203.3	$278.1	$294.0

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	475.8	447.2	430.6
Amortization of Deferred Debt Issuance Costs	5.7	4.7	4.4
Deferred Income Taxes	(0.7)	52.7	26.0
Amount of Postretirement Expense Greater (Less) Than Funding	147.1	41.5	(4.7)
Gain on the Sale of Assets, net	—	—	(38.6)
Other, Net	12.9	15.1	35.3
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 3)	(19.4)	(173.5)	(1,120.8)
Net Cash Provided by (Used in) Operating Activities	824.7	665.8	(373.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(616.1)	(330.9)	(378.8)
Packaging Machinery Spending	(30.2)	(22.0)	(16.4)
Acquisition of Businesses, Net of Cash Acquired	(120.6)	(54.5)	(89.4)
Proceeds Received from Sale of Assets, Net of Selling Costs	—	—	49.4
Beneficial Interest on Sold Receivables	135.5	343.6	1,476.7
Beneficial Interest Obtained in Exchange for Proceeds	(8.5)	(155.9)	(345.5)
Other, Net	(7.9)	(4.6)	(6.9)
Net Cash (Used in) Provided by Investing Activities	(647.8)	(224.3)	689.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(315.6)	(128.8)	(119.1)
Payments on Debt	(36.5)	(36.5)	(152.4)
Proceeds from Issuance of Debt	800.0	300.0	—
Redemption of Noncontrolling Interest	(500.0)	—	—
Borrowings under Revolving Credit Facilities	2,613.5	2,497.5	1,876.9
Payments on Revolving Credit Facilities	(2,596.8)	(2,865.1)	(1,787.5)
Debt Issuance Costs	(13.9)	(5.0)	(7.9)
Repurchase of Common Stock related to Share-Based Payments	(9.1)	(4.1)	(4.3)
Dividends and Distributions Paid to GPIP Partner	(102.8)	(112.7)	(111.0)
Other, Net	9.2	(6.1)	(5.4)
Net Cash Used In Financing Activities	(152.0)	(360.8)	(310.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.2	1.7	(1.5)
Net Increase in Cash and Cash Equivalents	26.1	82.4	3.1
Cash and Cash Equivalents at Beginning of Year	152.9	70.5	67.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$179.0	$152.9	$70.5

Non-cash Investing Activities:
Beneficial Interest (Sold) Obtained in Exchange for Trade Receivables	$135.2	$(68.8)	$1,025.7
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$70.5	$73.1	$—
Non-cash Investment in NACP Combinations	$—	$—	$1,111.2
Non-cash Financing Activities:
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	$0.1	$15.5	$—
Non-cash Financing of NACP Combination	$—	$—	$660.0

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of sustainable, paper-based packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S.") and holds leading market positions in coated-recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS").

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food, foodservice, and other consumer products. The Company strives to provide its customers with innovative sustainable packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting facilities, its proprietary carton and packaging designs, and its commitment to quality and service.

On January 1, 2018, GPHC, a Delaware corporation, International Paper Company, a New York corporation (“IP”), Graphic Packaging International Partners, LLC, a Delaware limited liability company formerly known as Gazelle Newco LLC and a wholly-owned subsidiary of the Company (“GPIP”), and Graphic Packaging International, LLC, a Delaware limited liability company formerly known as Graphic Packaging International, Inc. and a direct subsidiary of GPIP (“GPIL”), completed a series of transactions pursuant to an agreement dated October 23, 2017 among the foregoing parties (the “Transaction Agreement”). Pursuant to the Transaction Agreement (i) a wholly-owned subsidiary of the Company transferred its ownership interest in GPIL to GPIP; (ii) IP transferred its North America Consumer Packaging (“NACP”) business to GPIP, which was then subsequently transferred to GPIL; (iii) GPIP issued membership interests to IP, and IP was admitted as a member of GPIP; and (iv) GPIL assumed certain indebtedness of IP (the "NACP Combination").

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following diagram illustrates the organization of the Company on January 1, 2018, immediately subsequent to the transactions described above (not including subsidiaries of GPIL):

On January 28, 2020, the Company announced that IP had notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million in cash. As a result, IP’s ownership interest in GPIP decreased to 18.3% as of January 29, 2020.

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

Unless otherwise negotiated by the parties, IP’s next opportunity to exchange its partnership units begins 180 days from the August 13, 2020 purchase date and is limited to the lesser of $250 million or 25% of the units owned immediately following the initial transaction, subject to a minimum. IP will have further opportunities to exchange its partnership units beginning 180 days after each purchase date. The Company may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2020, 2019 and 2018, GPIP repurchased 44.2 million partnership units from GPI Holding, which distributed the proceeds to GPHC. GPHC used the proceeds from these repurchases to repurchase 44.2 million shares of GPHC's common stock. These partnership unit repurchases increased IP's ownership interest in GPIP, which was 15.0% at December 31, 2020.

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

The Company, through its GPIL subsidiary, is a party to a Japanese joint venture, Rengo Riverwood Packaging, Ltd. in which it holds a 50% ownership interest that is accounted for using the equity method.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Consolidated Statement of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
In millions	2020	2019
Receivables Sold and Derecognized	$2,849.8	$2,654.2
Proceeds Collected on Behalf of Financial Institutions	2,787.4	2,254.9
Net Proceeds Received From Financial Institutions	54.9	66.5
Deferred Purchase Price at December 31(a)	5.3	0.7
Pledged Receivables at December 31	201.0	177.5

(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2020 and 2019, the Company sold receivables of approximately $368 million and $238 million respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $621 million and $562 million as of December 31, 2020 and 2019, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. For the years ended December 31, 2020, 2019, and 2018, no customer accounted for more than 10% of net sales.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1.0 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $6.9 million, $2.8 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Depreciation expense, including the depreciation expense of assets under capital leases, for 2020, 2019 and 2018 was $413.7 million, $387.9 million and $360.6 million, respectively.

Intangible Assets

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

Goodwill is the Company’s only intangible asset not subject to amortization. The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization expense as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$965.2	$(556.4)	$408.8	$946.5	$(497.6)	$448.9
Patents, Trademarks, Licenses, and Leases	141.1	(113.0)	28.1	138.8	(110.4)	28.4
Total	$1,106.3	$(669.4)	$436.9	$1,085.3	$(608.0)	$477.3

The Company recorded amortization expense for the years ended December 31, 2020, 2019 and 2018 of $62.1 million,$59.3 million and $70.0 million, respectively. The Company expects amortization expense for the next five consecutive years to be approximately as follows: $60 million, $57 million, $55 million, $53 million, and $49 million.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount (including goodwill), to the fair value of the reporting unit. When performing the quantitative analysis, the estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, future operating results, business plans, economic projections of revenues and operating margins, forecasts including future cash flows, and market data and analysis, including market capitalization. The assumptions used are based on what a hypothetical market participant would use in estimating fair value. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of goodwill impairment.

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. However, the Company performed a quantitative impairment test as of October 1, 2020, and concluded goodwill was not impaired for any of its reporting units.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Mills	Americas Paperboard Packaging	Europe Paperboard Packaging	Corporate/Other(a)	Total
Balance at December 31, 2018	$506.8	$882.2	$57.2	$14.4	$1,460.6
Acquisition of Businesses	—	12.9	—	—	12.9
Foreign Currency Effects	—	1.8	2.6	—	4.4
Balance at December 31, 2019	$506.8	$896.9	$59.8	$14.4	$1,477.9
Acquisition of Businesses	—	—	—	—	—
Foreign Currency Effects	(0.5)	2.2	(1.0)	(1.0)	(0.3)
Balance at December 31, 2020	$506.3	$899.1	$58.8	$13.4	$1,477.6

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

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of the FASB Codification. A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. The Company's asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At December 31, 2020 and 2019, the Company had liabilities of $11.4 million and $10.1 million, respectively. The liabilities are primarily reflected as Other Noncurrent Liabilities in the Company's Consolidated Balance Sheets.

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $6,536.5 million, $6,140.8 million and $6,011.9 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of December 31, 2020 and 2019, contract assets were $15.3 million and $24.3 million, respectively. The Company's contract liabilities consist principally of rebates, and as of December 31, 2020 and 2019 were $56.1 million and $49.6 million, respectively.

The Company did not have a material amount relating to backlog orders at December 31, 2020 or 2019.

Shipping and Handling

The Company includes shipping and handling costs in Cost of Sales.

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2020, 2019 and 2018 were $10.2 million, $9.2 million and $8.7 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business Combinations, Shutdown and Other Special Charges, Exit Activities, and (Gain) on Sale of Assets, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, Exit Activities and Gain on Sale of Assets, Net in the Consolidated Statements of Operations for the year ended December 31:

In millions	2020	2019	2018
Charges Associated with Business Combinations	$(1.1)	$4.1	$46.8
Shutdown and Other Special Charges	37.8	23.6	6.7
Exit Activities(a)	24.6	10.2	—
Gain on Sale of Assets	—	—	(38.6)
Total	$61.3	$37.9	$14.9

(a) Relates to the Company's CRB mills, converting facility closures and the PM1 containerboard machine exit activities (see "Note 20 — Exit Activities").

2020

During the fourth quarter of 2020, the Company incurred incremental costs associated with paying payroll to employees during necessary quarantines due to COVID-19. During the second quarter of 2020, the Company made one-time payments to front-line production employees and made contributions to local food banks in the communities where our manufacturing operations are located. The charges associated with these costs and payments were recorded in Shutdown and Other Special Charges in the table above.

The Company has established estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. During the second quarter of 2020, the Company increased its estimated withdrawal liability for these plans by $12.2 million. During the fourth quarter of 2020, the Company entered into a settlement agreement with one of its closed multi-employment benefit plans and recorded a $3.9 million reduction in its estimated withdrawal liability for this plan. These items were recorded in Shutdown and Other Special Charges in the table above. For more information, see "Note 8 — Pensions and Other Postretirement Benefits."

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment. During the second quarter of 2020, the Company recorded a bargain purchase gain of $6.6 million as the net fair value of assets acquired and liabilities assumed was greater than the purchase price. The gain associated with this acquisition is included in Charges Associated with Business Combinations in the table above. For more information, see "Note 4 — Business Combinations."

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

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc. ("Greif"), a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States which are included in the Americas Paperboard Packaging reportable segment. Charges associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 4 — Business Combinations."

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed in the third quarter of 2020. Charges associated with the shutdown of these converting facilities are included in Exit Activities in the table above. For more information, see "Note 20— Exit Activities."

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2018

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

PFP and Letica Foodservice are referred to collectively as the "2018 Acquisitions."

During 2019, the Company began a three-year program to dismantle and dispose of idle and abandoned assets primarily at the paperboard mills. Charges related to this program in 2019 and 2020 were $10.4 million and $13.6 million, respectively. Expected charges for this program for 2021 are approximately $26 million. Charges associated with this program are included in Shutdown and Other Special Charges in the table above.

Share Repurchases and Dividends

On January 28, 2019, GPHC's board of directors authorized an additional share repurchase program to allow GPHC to purchase up to $500 million of GPHC's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). A previous $250 million share repurchase program was authorized on January 10, 2017 (the "2017 share repurchase program").

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and accumulated deficit.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following presents GPHC's share repurchases for the years ended December 31, 2020, 2019, and 2018:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2020	$315.6	23,420,010		$13.48
2019	$127.9	10,191,257	(a)	$12.55
2018	$120.0	10,566,144		$11.35

(a) Includes 7,400,171 shares under the 2017 share repurchase program thereby completing that program.

At December 31, 2020, GPHC had approximately $146.5 million remaining under the 2019 share repurchase program.

During 2020 and 2019, GPHC paid cash dividends of $84.7 million and $88.7 million, respectively.

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

Effective January 1, 2020, the Company adopted ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20); Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amendment modifies ASC 740 to simplify the accounting for income taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of this new accounting guidance.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The ASU can be adopted after its issuance date through December 31, 2022. The Company is currently evaluating the impact of this new accounting guidance.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2.    SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2020	2019
Trade	$608.5	$462.7
Less: Allowance	(11.9)	(11.5)
	596.6	451.2
Other	57.8	53.3
Total	$654.4	$504.5

Inventories, Net by major class:

In millions	2020	2019
Finished Goods	$471.3	$434.8
Work in Progress	132.5	123.4
Raw Materials	348.5	370.0
Supplies	175.3	167.7
Total	$1,127.6	$1,095.9

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net:

In millions	2020	2019
Property, Plant and Equipment, at Cost:
Land and Improvements	$137.2	$130.4
Buildings(a)	671.3	655.5
Machinery and Equipment(b)	6,082.0	5,832.6
Construction-in-Progress	478.3	202.6
	7,368.8	6,821.1
Less: Accumulated Depreciation(a)(b)	(3,808.8)	(3,567.3)
Total	$3,560.0	$3,253.8

(a) Includes gross assets under finance lease of $105.5 million and related accumulated depreciation of $10.7 million as of December 31, 2020, and gross assets under finance lease of $105.5 million and related accumulated depreciation of $5.4 million as of December 31, 2019.
(b) Includes gross assets under finance lease of $36.8 million and related accumulated depreciation of $9.4 million as of December 31, 2020, and gross assets under finance lease of $36.6 million and related accumulated depreciation of $6.8 million as of December 31, 2019.

Other Accrued Liabilities:

In millions	2020	2019
Dividends Payable	$20.1	$21.8
Deferred Revenue	21.1	15.2
Accrued Customer Rebates	40.5	36.5
Fair Value of Derivatives, current portion	8.5	8.5
Other Accrued Taxes	56.5	38.4
Accrued Payables	37.6	31.4
Operating Lease Liabilities, current portion	60.5	54.8
Other	46.2	32.5
Total	$291.0	$239.1

Other Noncurrent Liabilities:

In millions	2020	2019
Deferred Revenue	$6.5	$5.3
Multi-employer Plans	20.0	30.8
Workers Compensation Reserve	8.7	9.5
Fair Value of Derivatives, noncurrent portion	0.4	3.0
Unfavorable Supply Agreement	26.6	28.9
Deferred Compensation	16.5	12.1
Operating Lease Liabilities, noncurrent portion	157.2	151.5
Other	55.4	25.7
Total	$291.3	$266.8

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow (Used In) Provided by Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions:

In millions	2020	2019	2018
Receivables, Net	$(215.7)	$(107.6)	$(1,158.1)
Inventories, Net	34.8	(72.8)	(82.0)
Other Current Assets	(5.3)	(9.5)	0.3
Other Assets	(21.5)	(7.9)	(1.0)
Accounts Payable	70.9	(8.6)	76.2
Compensation and Employee Benefits	40.3	12.9	26.9
Income Taxes	6.9	(4.2)	0.6
Interest Payable	5.6	8.4	(4.1)
Other Accrued Liabilities	30.9	5.2	11.8
Other Noncurrent Liabilities	33.7	10.6	8.6
Total	$(19.4)	$(173.5)	$(1,120.8)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2020	2019	2018
Interest	$119.5	$126.8	$125.0
Income Taxes	$27.2	$25.8	$25.8

NOTE 4.    BUSINESS COMBINATIONS

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad, a commercial printing company. The converting facility is located in Omaha, Nebraska, close to many of the Company's existing food and beverage customers. The Company paid approximately $41 million using existing cash and borrowings under its revolving credit facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The Company recorded $4.7 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years), $42.8 million related to net tangible assets (primarily working capital, land/buildings and equipment) and a bargain purchase gain of $6.6 million as the net fair value of assets acquired and liabilities assumed was greater than the purchase price. During 2020, Net Sales and Loss from Operations for the Quad acquisition were $78.5 million and $0.7 million, respectively.

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc., a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States and will allow the Company to increase its mill-to-converting plant integration over time. The Company paid approximately $80 million using existing cash and borrowings under its revolving credit facility. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date and is subject to adjustments in subsequent periods once the third-party valuations are finalized. The Company recorded $13.2 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years) and $66.9 million related to net tangible assets (primarily working capital, land/buildings and equipment). During 2020, Net Sales and Loss from Operations for the Consumer Packaging Group acquisition were $164.5 million and $14.3 million, respectively.

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

The goodwill related to the NACP Combination is not deductible for tax purposes. The goodwill related to the Letica Foodservice and the PFP acquisitions is deductible for tax purposes.
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees, and corrugated products and ink supply. Payments to IP for the year ended December 31, 2020 for fiber procurement fees and corrugated products were $12.1 million (related to pass through wood purchases of approximately $204 million) and $28.4 million, respectively. There were no payments to IP for transition services during the year ended December 31, 2020. Payments to IP for the year ended December 31, 2019 under these agreements were $0.1 million, $12.4 million (related to pass through wood purchases of approximately $229.1 million) and $26.6 million, respectively. Payments to IP for the year ended December 31, 2018 under these agreements were $22.0 million, $15.9 million (related to pass through wood purchases of approximately $194 million) and $28.5 million, respectively. In addition, approximately $4 million and $6 million of payments were made for purchases unrelated to these agreements for the years ended December 31, 2019 and 2018, respectively.

NOTE 5.    DEBT

Short-Term Debt is comprised of the following:

In millions	2020	2019
Short Term Borrowings	$3.3	$9.3
Current Portion of Finance Lease Obligations	5.0	4.6
Current Portion of Long-Term Debt	488.9	36.5
Total	$497.2	$50.4

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2020 and 2019 was 4.9% and 2.1%, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt is comprised of the following:

In millions	2020	2019
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2029	$350.0	$—
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2028	450.0	—
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.81%, payable in 2027	300.0	300.0
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.16%, payable in 2024	300.0	300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.90%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.75%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.67% at December 31, 2020) payable through 2023	1,359.6	1,396.1
Senior Secured Revolving Credit Facilities with interest payable at floating rates (1.50% at December 31, 2020) payable in 2023 (a)	84.4	52.8
Finance Leases and Financing Obligations	139.4	134.2
Other	4.9	5.4
Total Long-Term Debt	3,663.3	2,863.5
Less: Current Portion	493.9	41.1
	3,169.4	2,822.4
Less: Unamortized Deferred Debt Issuance Costs	22.4	12.5
Total	$3,147.0	$2,809.9

(a) The effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 2.06% and 3.40% as of December 31, 2020 and 2019, respectively.

2020

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

2019

On June 25, 2019, GPIL completed a private offering of $300.0 million aggregate principal amount of its senior unsecured notes due 2027. The Senior Notes will bear interest at an annual rate of 4.75%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt maturities (excluding finance leases and finance obligations) are as follows:

In millions
2021	$488.9
2022	378.4
2023	1,252.9
2024	300.5
2025	—
After 2025	1,103.2
Total	$3,523.9

Credit Facilities

The following describes the Company's senior secured term loans and revolving credit facilities:

Date	Document(a)	Provision	Expiration
January 2018	Third Amended and Restated Credit Agreement
•Increased the domestic revolving credit facility by $200 million to $1,450 million and reduced the term loan by approximately $125 million to $800 million. LIBOR plus variable spread (between 125 basis points and 200 basis points) depending on consolidated total leverage ratio
•Includes €138 million revolving credit facility for borrowings in Euro and Pound Sterling and a ¥2.5 billion revolving credit facility for borrowings in Yen
January 2023
January 2018	Amended and Restated Credit Agreement	•This term loan indebtedness was assumed by the Company as part of the NACP Combination in an aggregate amount of $660 million	January 2023
October 2020	Incremental Facility Amendment to the Third Amended and Restated Credit Agreement	•Incremental $425 million term loan facility under the Third Amended and Restated Credit Agreement with a delayed draw feature, which was exercised in January 2021	January 2028

(a) The Company's obligations under the Third Amended and Restated Credit Agreement (as amended by the Incremental Facility Amendment) and the Amended and Restated Credit Agreement (collectively, the “Current Credit Agreement”) are secured by substantially all of the Company's domestic assets.

On January 1, 2018 the Company assumed the term loan indebtedness previously incurred by IP (the “Amended and Restated Credit Agreement”) in an aggregate amount of $660 million, repayable pursuant to the same amortization schedule (expressed as a percentage of the principal amount thereof) as the Term Loan A under the Third Amended and Restated Credit Agreement and having the same maturity date of January 1, 2023. The applicable margin interest rate pricing grid, covenants and other terms are substantially equivalent to those contained in the Third Amended and Restated Credit Agreement. The term loan under the Amended and Restated Credit Agreement is secured by a lien and security interest in substantially all of the assets of GPIL on a pari passu basis with the liens and security interests securing the Third Amended and Restated Credit Agreement pursuant to the terms of a customary intercreditor agreement among the parties.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 15, 2020, GPIL entered into a new $425 million term loan facility under the Third Amended and Restated Credit Agreement with member banks of the Farm Credit System (the "Incremental Term A-2 Facility"). The Incremental Term A-2 Facility had a delayed draw feature, and the Company drew the entire facility on January 14, 2021. On January 15, 2021, the Company used the proceeds, together with cash on hand, to redeem its 4.75% Senior Notes due in 2021 at par. The redemption included the outstanding principal amount plus accrued and unpaid interest. The Incremental Term A-2 Facility bears interest at a fixed rate of 2.67% due quarterly, matures January 14, 2028, and does not amortize. As long as the loan is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan.

At December 31, 2020, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility (a)	$1,450.0	$—	$1,429.3
Senior Secured International Revolving Credit Facilities	193.0	84.4	108.6
Other International Facilities	57.5	8.3	49.2
Total	$1,700.5	$92.7	$1,587.1

(a) In accordance with its debt agreements, the Company's availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $20.7 million as of December 31, 2020. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire at various dates through 2021 unless extended.

The facilities under the Current Credit Agreement and the 4.75% Senior Notes due 2027, the 3.50% Senior Notes due 2028 and the 3.50% Senior Notes due 2029 are guaranteed by GPIP and certain domestic subsidiaries. The 4.75% Senior Notes due 2021 (redeemed January 15, 2021), 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC and certain domestic subsidiaries.

The Current Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the "Indentures") limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2020, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 6.    LEASES

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

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

The components of lease costs are as follows:

	Year Ended December 31,
In millions	2020	2019
Finance lease costs:
Amortization of right-of-use asset	$7.9	$7.6
Interest on lease liabilities	7.9	7.8
Operating lease costs	72.1	64.8
Short-term lease costs	12.6	12.9
Variable lease costs	10.3	4.4
Total lease costs, net	$110.8	$97.5

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
In millions	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71.9	$64.7
Operating cash flows from finance leases	7.9	7.8
Financing cash flows from finance leases	4.6	4.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	70.5	73.1
Finance leases	0.1	15.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental balance sheet information related to leases was as follows:

		December 31,
In millions, except lease term and discount rate	Balance Sheet Classification	2020	2019
Operating Leases:
Operating lease right-of-use asset	Other Assets	$208.3	$202.8
Current operating lease liabilities	Other Accrued Liabilities	$60.5	$54.8
Noncurrent operating lease liabilities	Other Noncurrent Liabilities	157.2	151.5
Total operating lease liabilities		$217.7	$206.3

Finance Leases:
Property, Plant and Equipment		$142.3	$142.1
Accumulated depreciation		(20.1)	(12.2)
Property, Plant and Equipment, net		$122.2	$129.9
Current finance lease liabilities	Short-Term Debt and Current Portion of Long-Term Debt	$5.0	$4.6
Noncurrent finance lease liabilities	Long-Term Debt	134.4	129.6
Total finance lease liabilities		$139.4	$134.2

Weighted Average Remaining Lease Term (Years)
Operating leases		5	5
Finance leases		16	17

Weighted Average Discount Rate
Operating leases		3.24%	3.57%
Finance leases		5.60%	5.60%

Maturities of lease liabilities are as follows:

In millions
Year ending December 31,	Operating Leases	Finance Leases
2021	$64.1	$12.6
2022	53.0	12.2
2023	39.0	12.4
2024	25.6	12.4
2025	18.0	12.5
Thereafter	34.3	145.7
Total lease payments	$234.0	$207.8
Less imputed interest	(16.3)	(78.2)
Total	$217.7	$129.6

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7.    STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan as amended (the “2014 Plan”). The 2014 Plan allows for granting 20.1 million shares of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of December 31, 2020, there were 12.6 million shares available to be granted under the 2014 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain service or performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and stock awards granted in the years ended December 31:

	2020	2019	2018
RSUs — Employees	1,655,854	2,187,603	1,951,738
Weighted-average grant date fair value	$15.40	$12.37	$14.86
Stock Awards — Board of Directors	71,160	74,760	51,226
Weighted-average grant date fair value	$13.49	$12.84	$15.03

A summary of the changes in the number of unvested RSUs from December 31, 2017 to December 31, 2020 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2017	3,871,934	$13.10
Granted(a)	1,951,738	14.86
Released	(744,757)	14.90
Forfeited	(210,553)	13.49
Performance adjustment(b)	(408,328)	15.10
Outstanding — December 31, 2018	4,460,034	$13.27
Granted(a)	2,187,603	12.37
Released	(900,516)	12.00
Forfeited	(187,729)	13.66
Performance adjustment(b)	(499,702)	11.57
Outstanding — December 31, 2019	5,059,690	$13.27
Granted(a)	1,655,854	15.40
Released	(1,415,365)	12.91
Forfeited	(158,473)	14.25
Outstanding — December 31, 2020	5,141,706	$14.02
(a) Grant activity for all performance-based RSUs is disclosed at target.
(b) Reflects the number of RSUs above and below target levels based on actual performance measured at the end of the performance period.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The initial value of the service-based RSUs is based on the market value of GPHC’s common stock on the date of grant. The 2020 performance-based RSU grants were valued using a Monte Carlo simulation as the total shareholder return contains a market condition. RSUs are recorded in Shareholders' Equity. The unrecognized expense at December 31, 2020 is approximately $31 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors are based on the market value of GPHC’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2020, 2019, and 2018, $33.8 million, $21.7 million and $13.8 million, respectively, were charged to compensation expense for stock incentive plans and is primarily included in Selling, General and Administrative expenses in the Consolidated Statements of Operations.

During 2020, 2019, and 2018, RSUs with an aggregate fair value of $22.7 million, $11.1 million and $13.7 million, respectively, vested and were paid out. The RSUs vested and paid out in 2020 were granted primarily during 2017.

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

During 2018, the Company began the process of terminating its largest U.S. pension plan (the "U.S. Plan"). This included freezing the plan as of December 31, 2018 and spinning off the active participants to the plan established as part of the NACP Combination (the "NACP Plan"). The NACP Plan is open for union and non-union hourly employees of locations that were part of the NACP Combination. During the third quarter of 2019, the Company offered a lump-sum benefit option to certain participants in the U.S. Plan. Lump sum payments of $150.2 million were paid in the fourth quarter of 2019 and the Company recognized a non-cash settlement charge of $39.2 million associated with the payouts. In the first quarter of 2020, the Company, using the assets held within the pension trust, purchased a group annuity contract that transferred the remaining pension obligation under the U.S. Plan of approximately $713 million to an insurance company. The Company incurred an additional non-cash settlement charge of $153.7 million related to this transfer. These non-cash settlement charges relate to Net Actuarial Loss previously recognized in Accumulated Other Comprehensive Loss.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2020	2019	2018	2020	2019	2018
Components of Net Periodic Cost:
Service Cost	$15.4	$14.0	$17.3	$0.5	$0.5	$0.6
Interest Cost	14.0	46.1	41.8	1.0	1.2	1.2
Expected Return on Plan Assets	(21.0)	(54.9)	(63.6)	—	—	—
Amortization:
Prior Service Cost (Credit)	0.2	0.2	0.4	(0.3)	(0.3)	(0.3)
Actuarial Loss (Gain)	5.4	10.0	5.9	(1.7)	(2.3)	(1.8)
Net Curtailment/Settlement Loss	153.7	39.2	1.0	—	—	—
Other	0.2	0.3	0.5	—	—	—
Net Periodic Cost (Benefit)	$167.9	$54.9	$3.3	$(0.5)	$(0.9)	$(0.3)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Weighted Average Assumptions:
Discount Rate	2.69%	4.14%	3.49%	3.22%	4.29%	3.64%
Rate of Increase in Future Compensation Levels	2.36%	2.37%	2.09%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	4.12%	4.74%	4.86%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	6.65%	9.00%	9.00%
Ultimate Health Care Cost Trend Rate	—	—	—	4.50%	4.50%	4.50%
Ultimate Year	—	—	—	2028	2028	2027

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,255.4	$1,245.2	$35.9	$34.1
Service Cost	15.4	14.0	0.5	0.5
Interest Cost	14.0	46.1	1.0	1.2
Net Actuarial Loss	61.9	157.8	—	1.1
Foreign Currency Exchange	8.9	9.2	—	0.1
Settlements	(742.7)	(150.2)	—	—
Benefits Paid	(20.4)	(67.2)	(1.2)	(1.2)
Other	0.3	0.5	0.1	0.1
Benefit Obligation at End of Year	$592.8	$1,255.4	$36.3	$35.9

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,172.4	$1,186.5	$—	$—
Actual Return on Plan Assets	57.8	181.7	—	—
Employer Contributions	19.1	11.3	1.2	1.2
Foreign Currency Exchange	8.1	10.3	—	—
Benefits Paid	(20.4)	(67.2)	(1.2)	(1.2)
Settlements	(720.7)	(150.2)	—	—
Fair Value of Plan Assets at End of Year	$516.3	$1,172.4	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(76.5)	$(83.0)	$(36.3)	$(35.9)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$21.2	$25.6	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(1.8)	$(1.7)	$(2.5)	$(2.4)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(96.0)	$(106.9)	$(33.8)	$(33.5)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$105.5	$279.9	$(0.9)	$(0.8)
Prior Service Cost (Credit)	$3.8	$3.6	$(15.3)	$(17.3)
Weighted Average Calculations:
Discount Rate	2.11%	2.69%	2.52%	3.22%
Rates of Increase in Future Compensation Levels	3.62%	2.36%	—	—
Initial Health Care Cost Trend Rate	—	—	6.40%	6.65%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	4.50%
Ultimate Year	—	—	2028	2028

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2020, the net actuarial loss was $105.5 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. For the largest plan, the actuarial loss is amortized over the average remaining service period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2020 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 2.11% and 2.69% in 2020 and 2019, respectively.

The net actuarial loss of $61.9 million was primarily due to changes in the discount rate of $51.2 million. The weighted average discount rate at December 31, 2020 was 2.11% compared to 2.69% at December 31, 2019. The net actuarial loss was also impacted by revised census data and actual experience versus expected.

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $588.1 million and $1,249.8 million at December 31, 2020 and 2019, respectively. The projected benefit obligation (“PBO”) and fair value of plan assets where the PBO exceeded plan assets were $361.1 million and $266.0 million, respectively. The ABO and fair value of plan assets where the ABO exceeded plan assets were $356.5 million and $266.0 million, respectively.

Employer Contributions

The Company made contributions of $19.1 million and $11.3 million to its pension plans during 2020 and 2019, respectively. The Company also made postretirement health care benefit payments of $1.2 million during 2020 and 2019. For 2021, the Company expects to make contributions in the range of $10 million to $20 million to its pension plans and approximately $3 million to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2020 and 2019, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The Company implemented a de-risking or liability driven investment strategy for its U.S. and U.K. pension plans. This strategy moved assets from return seeking (equities) to investments that mirror the underlying benefit obligations (fixed income).

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2020	2019
Cash	0.4%	1.2%	13.6%
Equity Securities	22.8	24.2	7.7
Fixed Income Securities	60.7	61.9	68.6
Other Investments	16.1	12.7	10.1
Total	100.0%	100.0%	100.0%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2020 and 2019:

		Fair Value Measurements at December 31, 2020
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2020
Asset Category:
Cash	$6.2	$0.3	$2.3	$—	$3.6
Equity Securities:
Domestic	117.8	4.9	11.6	—	101.3
Foreign	7.2	7.2	—	—	—
Fixed Income Securities	319.6	18.7	300.6	0.3	—
Other Investments:
Real estate	22.9	—	8.9	14.0	—
Diversified growth fund (a)	42.6	—	42.6	—	—
Total	$516.3	$31.1	$366.0	$14.3	$104.9

		Fair Value Measurements at December 31, 2019
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2019
Asset Category:
Cash	$159.6	$0.3	$35.0	$—	$124.3
Equity Securities:
Domestic	82.9	4.7	—	—	78.2
Foreign	7.0	7.0	—	—	—
Fixed Income Securities	852.5	17.0	835.3	0.2	—
Other Investments:
Real estate	21.9	—	8.9	13.0	—
Diversified growth fund (a)	48.5	—	48.5	—	—
Total	$1,172.4	$29.0	$927.7	$13.2	$202.5

(a) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five-year horizon.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2020	2019
Balance at January 1,	$13.2	$5.8
Transfers In	1.1	7.4
Balance at December 31,	$14.3	$13.2

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2030:

In millions	Pension Plans	Postretirement Health Care Benefits
2021	$24.1	$2.5
2022	26.5	2.5
2023	28.8	2.5
2024	30.6	2.6
2025	32.5	2.3
2026— 2030	181.0	10.4

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements. Expense related to ongoing participation in these plans for the years ended December 31, 2020 and 2019 was $0.1 million and $0.6 million, respectively.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities that have been closed. During the second quarter of 2020, the Company increased its estimated withdrawal liability for these plans by $12.2 million. During the fourth quarter of 2020, the Company entered into a settlement agreement with one of its closed multi-employment benefit plans and recorded a $3.9 million reduction in its estimated withdrawal liability for this plan. Under the terms of this settlement agreement, the Company will pay $17.2 million in the first quarter of 2021. At December 31, 2020, and December 31, 2019, the Company has withdrawal liabilities of $37.2 million and $30.8 million, respectively, related to these plans, which is recorded as Compensation and Employee Benefits and Other Noncurrent Liabilities in the Company's Consolidated Balance Sheets, which represents the Company's best estimate of the expected withdrawal liability.

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

The Company's participation in these plans for the year ended December 31, 2020, 2019 and 2018 is shown in the table below:

		Pension Protection Act Zone Status			Company Contributions (in millions)
Multi-employer Pension Fund	EIN/Pension Plan Number	2020	2019	FIP/RP Status Implemented	2020	2019	2018	Surcharge Imposed	Expiration Date of Bargaining Agreement
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Yes	$0.1	$0.1	$0.1	Yes	7/31/2023
PIUMPF(a)	11-6166763/001	Red	Red	Yes	—	—	0.1	Yes	6/15/2022
GCC/IBT(a)	52-6118568/001	Red	Red	Yes	—	0.1	0.3	Yes	4/30/2022
Total					$0.1	$0.2	$0.5
(a) As noted above, the Company withdrew from these plans in 2019.

The EIN Number column provides the Employer Identification Number (EIN). Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2020 and 2019 is for the plan's year-end at December 31, 2019 and December 31, 2018, respectively. The zone status is based on information that the Company receives from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Implemented" column indicates plans for which a Financial Improvement Plan (FIP) or Rehabilitation Plan (RP) has been implemented. The Company's share of the contributions to these plans did not exceed 5% of total plan contributions for the most recent plan year.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2020, 2019 and 2018 were $62.0 million, $57.6 million and $54.6 million, respectively.

NOTE 9.    INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2020	2019	2018
U.S.	$180.5	$305.4	$298.9
International	63.5	48.6	48.6
Income before Income Taxes and Equity Income of Unconsolidated Entity	$244.0	$354.0	$347.5

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2020	2019	2018
Current Expense:
U.S.	$(23.0)	$(10.1)	$(13.0)
International	(19.3)	(13.5)	(15.7)
Total Current	$(42.3)	$(23.6)	$(28.7)

Deferred (Expense) Benefit:
U.S.	(8.5)	(47.7)	(31.6)
International	9.2	(5.0)	5.6
Total Deferred	$0.7	$(52.7)	$(26.0)
Income Tax Expense	$(41.6)	$(76.3)	$(54.7)

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity at the federal statutory rate of 21.0% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2020	Percent	2019	Percent	2018	Percent
Income Tax Expense at U.S. Statutory Rate	$(51.2)	21.0%	$(74.3)	21.0%	$(73.0)	21.0%
U.S. State and Local Tax Expense	(7.7)	3.2	(12.3)	3.5	(11.7)	3.4
Permanent Items	(1.0)	0.4	(2.8)	0.8	(3.8)	1.1
U.S. Tax Reform	—	—	—	—	10.9	(3.1)
Provision to Return Adjustments	2.2	(0.9)	—	—	—	—
Change in Valuation Allowance	7.0	(2.9)	(4.6)	1.3	13.0	(3.7)
International Tax Rate Differences	(3.0)	1.2	(1.6)	0.5	(1.9)	0.5
Foreign Withholding Tax	(0.8)	0.3	(0.7)	0.2	(0.5)	0.1
Change in Tax Rates	(0.4)	0.1	(1.0)	0.3	1.9	(0.5)
U.S. Federal & State Tax Credits	9.7	(4.0)	9.5	(2.7)	0.3	(0.1)
Uncertain Tax Positions	(2.3)	1.0	(1.9)	0.5	(0.7)	0.2
Capital Loss Expiration	—	—	—	—	(2.7)	0.7
Domestic Minority Interest	5.5	(2.2)	13.7	(3.9)	13.7	(3.9)
Other	0.4	(0.2)	(0.3)	0.1	(0.2)	—
Income Tax Expense	$(41.6)	17.0%	$(76.3)	21.6%	$(54.7)	15.7%

As a result of the NACP Combination, federal and state income taxes are not recorded with respect to consolidated domestic earnings attributable to the Company’s minority interest partner, resulting in a difference between the effective tax rate and the statutory tax rate. As a result of decreases in the minority partner's interest during 2020, the difference between the effective tax rate and the statutory tax also declined.

In addition, during 2020, the Company recognized a tax benefit of approximately $7.6 million attributable to the release of a valuation allowance recorded against the net deferred tax assets of two of its Canadian subsidiaries as a result of internal restructuring. The Company also recognized a tax benefit related to updates to is 2019 financial statement income tax calculations of approximately $2.2 million primarily due to new guidance in final U.S. Treasury Regulations issued during 2020.

During 2019, the Company recognized tax expense of approximately $4.8 million associated with the establishment of a valuation allowance against the net deferred tax assets of its Australian subsidiary.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2018, the Company finalized its accounting for the income tax impact of the Tax Cuts and Jobs Act (the “Act”) resulting in a tax benefit of $10.9 million primarily attributable to the one-time transition tax incurred on its 2017 U.S. federal income tax return. In addition, during 2018, the Company reduced its valuation allowance against certain deferred tax assets. Of the total reduction of $13 million, approximately $10 million was related to deferred tax assets for domestic and state income tax attributes that expired during the year and therefore did not have a meaningful impact on the overall effective tax rate. Of the remaining $3 million reduction, approximately $2 million was attributable to the release of the valuation allowance against the net deferred tax assets of the Company’s subsidiary in France.

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2020	2019
Deferred Income Tax Assets:
Compensation Based Accruals	$3.6	$3.8
Net Operating Loss Carryforwards	40.3	45.5
Postretirement Benefits	1.4	0.9
Tax Credits	19.3	37.2
Other	8.4	10.9
Valuation Allowance	(34.4)	(41.1)
Total Deferred Income Tax Assets	$38.6	$57.2
Deferred Income Tax Liabilities:
Property, Plant and Equipment	(20.8)	(18.8)
Goodwill	(2.9)	(2.7)
Other Intangibles	(11.2)	(12.3)
Investment in Partnership	(530.4)	(532.2)
Net Noncurrent Deferred Income Tax Liabilities	$(565.3)	$(566.0)
Net Deferred Income Tax Liability	$(526.7)	$(508.8)

The Company has total deferred income tax assets, excluding valuation allowance, of $73.0 million and $98.3 million as of December 31, 2020 and 2019, respectively. The Company has total deferred income tax liabilities of $565.3 million and $566.0 million as of December 31, 2020 and 2019, respectively.

As a result of NACP combination, the Company currently owns a controlling interest in GPIP, which is treated as a partnership for U.S. federal and state income tax purposes, with IP holding a minority interest. As such, the Company records income tax on its share of income allocated to it by the partnership. Accordingly, domestic deferred tax assets and liabilities are not tracked based on the inside basis difference of assets and liabilities held within GPIP. Instead, the Company’s outside basis difference in its partnership investment is recorded as a deferred tax liability and disclosed above. The deferred tax liability primarily relates to differences between book and tax basis in property, plant and equipment and intangibles inside the partnership. During 2020, IP redeemed a portion of its interest in the partnership. As a result of the redemptions, the Company recorded a decrease in its deferred tax liability of $16.0 million, which was recorded through additional paid-in capital.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company reviewed its deferred income tax assets as of December 31, 2020 and 2019, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $34.4 million and $41.1 million at December 31, 2020 and 2019, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2020, $24.6 million relates to net deferred tax assets in certain foreign jurisdictions, $0.7 million relates to U.S. federal capital loss carryforwards, $4.6 million relates to tax credit carryforwards in certain states, and the remaining $4.5 million relates to net operating losses in certain U.S. states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2020, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the net deferred income tax assets related primarily to the Company’s Australia, Brazil, China and Germany operations.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2020, 2019, and 2018, respectively:

	December 31,
In millions	2020	2019	2018
Balance Beginning of Period	$41.1	$36.3	$51.5
Adjustments for (Income) and Expenses	(7.0)	4.6	(13.0)
Additions (Deductions)	0.3	0.2	(2.2)
Balance at End of Period	$34.4	$41.1	$36.3

The Company utilized its remaining U.S. federal net operating losses during 2020. The Company's U.S. state net operating loss carryforwards total $198.8 million and expire in various years through 2038.

International net operating loss carryforward amounts total $119.5 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $19.3 million which expire in various years from 2021 through 2039.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2020	2019	2018
Balance at January 1,	$20.7	$15.5	$10.5
Additions for Tax Positions of Current Year	1.2	3.2	0.8
Additions for Tax Positions of Prior Years	1.4	2.4	5.2
Reductions for Tax Positions of Prior Years	(3.7)	(0.4)	(1.0)
Balance at December 31,	$19.6	$20.7	$15.5

At December 31, 2020, $19.6 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. As of December 31 2020, none of the total gross unrecognized tax benefits recorded are related to indefinite lived deferred tax assets and did not have an impact on total tax expense. In addition, $0.1 million of the total change in unrecognized tax benefits relates to currency translation adjustments.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an accrual for the payment of interest and penalties of $0.1 million and $0.1 million at December 31, 2020 and 2019, respectively.

The Company anticipates that $0.1 million of the total unrecognized tax benefits at December 31, 2020 could change within the next 12 months.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions and our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. The Company has been notified that its 2018 U.S. federal corporate and partnership income tax filings will be examined by the Internal Revenue Service. The examinations are scheduled to begin during the first quarter of 2021. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2017.

As of December 31, 2020, the Company has provided for deferred income taxes attributable to future foreign withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, Company provided deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. During the year ended December 31, 2020, the Company distributed its remaining paid-up capital in Canada and as a result, the Company expects to incur Canadian withholding tax on future distributions. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. Due to the deemed taxation of all post-1986 earnings and profits required by the Act, the Company has determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary of approximately $51.4 million as of December 31, 2020.

The Company has not provided for deferred U.S. income taxes on approximately $55 million of its undistributed earnings in other international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The Company’s assertion remains unchanged, despite the deemed taxation of all post-1986 earnings and profits required by the Act. The determination of the amount of the unrecognized deferred U.S. income tax liability (primarily withholding tax in certain jurisdictions and some state tax) on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of December 31, 2020:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During 2020 and 2019, there were no amounts of ineffectiveness. During 2020 and 2019, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 44% and 11% of its expected natural gas usage for 2021 and 2022, respectively.

During 2020 and 2019, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At December 31, 2020 and 2019, multiple forward exchange contracts existed that expire on various dates throughout the following year. Those purchased forward exchange contracts outstanding at December 31, 2020 and 2019, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2020 and 2019, had notional amounts totaling $101.6 million and $87.6 million, respectively.

No amounts were reclassified to earnings during 2020 and 2019 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2020 and 2019.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At December 31, 2020 and 2019, multiple foreign currency forward exchange contracts existed, with maturities ranging up to two months. Those foreign currency contracts outstanding at December 31, 2020 and 2019, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2020 and 2019, respectively, had net notional amounts totaling $80.0 million and $77.4 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Foreign Currency Movement Effect

For the year ended December 31, 2020, 2019, and 2018, net currency exchange (gains)/losses included in determining Income from Operations were $2.7 million, $(2.3) million, and $1.6 million, respectively.

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

The Company has determined that its financial assets and financial liabilities include derivative instruments which are carried at fair value and are valued using Level 2 inputs in the fair value hierarchy. The Company uses valuation techniques based on discounted cash flow analyses, which reflects the terms of the derivatives and uses observable market-based inputs, including forward rates and uses market price quotations obtained from third party derivatives brokers, corroborated with information obtained from third party pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments

As of December 31, 2020 and 2019, there has not been any significant impact to the fair value of the Company's derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company's derivative assets based on evaluation of the Company's counterparties' credit risks. The following table summarizes the fair value of the Company's derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	December 31,		December 31,
In millions	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$6.0	$6.6
Foreign currency contracts	—	—	2.9	1.5
Commodity contracts	2.1	—	—	3.4
Total Derivatives	$2.1	$—	$8.9	$11.5
(a) Derivative assets of $1.6 million are included in Other Current Assets as of December 31, 2020. Derivative asset of $0.5 million are included in Other Accrued Assets as of December 31, 2020.
(b) Derivative liabilities of $8.5 million and $8.5 million are included in Other Accrued Liabilities as of December 31, 2020 and December 31, 2019, respectively. Derivative liabilities of $0.4 million and $3.0 million are included in Other Noncurrent Liabilities as of December 31, 2020 and December 31, 2019, respectively.

The fair values of the Company’s other financial assets and liabilities at December 31, 2020 and 2019 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $3,624.7 million and $2,788.6 million, as compared to the carrying amounts of $3,523.9 million and $2,729.3 million as of December 31, 2020 and 2019, respectively. The fair value of the Company's Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from third party pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2020 and 2019 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Year Ended December 31,			Year Ended December 31,
In millions	2020	2019		2020	2019
Commodity Contracts	$0.9	$1.4	Cost of Sales	$6.3	$(1.8)
Foreign Currency Contracts	2.1	0.1	Other Expense, Net	(0.5)	(1.3)
Interest Rate Swap Agreements	5.8	5.8	Interest Expense, Net	6.5	1.4
Total	$8.8	$7.3		$12.3	$(1.7)

The effect of derivative instruments not designated as hedging instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 is as follows:

In millions		2020	2019
Foreign Currency Contracts	Other Expense, Net	$8.7	$(0.9)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity as of December 31:

In millions	2020	2019	2018
Balance at January 1	$(10.9)	$(1.9)	$(0.3)
Reclassification to Earnings	12.3	(1.7)	(0.6)
Current Period Change in Fair Value	(8.8)	(7.3)	(1.0)
Balance at December 31	$(7.4)	$(10.9)	$(1.9)

At December 31, 2020, the Company expects to reclassify $5.9 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2020			2019			2018
In millions	Pretax Amount	Tax Effect	Net Amount(a)	Pretax Amount	Tax Effect	Net Amount(a)	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments Gain (Loss)	$4.1	$(0.6)	$3.5	$(6.7)	$1.4	$(5.3)	$(1.1)	$0.1	$(1.0)
Pension and Postretirement Benefit Plans	126.0	(26.1)	99.9	10.1	(2.5)	7.6	(24.8)	5.4	(19.4)
Currency Translation Adjustment	16.5	—	16.5	9.8	—	9.8	(18.7)	—	(18.7)
Other Comprehensive Income (Loss)	$146.6	$(26.7)	$119.9	$13.2	$(1.1)	$12.1	$(44.6)	$5.5	$(39.1)
(a) Amounts exclude impact of noncontrolling interest. See "Note 19 - Changes in Accumulated Other Comprehensive Loss."

The balances of Accumulated Other Comprehensive Loss Attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

	December 31,
In millions	2020	2019
Accumulated Derivative Instruments Loss	$(13.1)	$(16.6)
Pension and Postretirement Benefit Plans	(138.6)	(238.5)
Currency Translation Adjustment	(94.2)	(110.7)
Accumulated Other Comprehensive Loss	$(245.9)	$(365.8)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13.    COMMITMENTS

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing along with commitments associated with building the new CRB paper machine in Kalamazoo, Michigan. The minimum purchase commitments extend beyond 2025. At December 31, 2020, total commitments under these contracts were as follows:

In millions
2021	$379.4
2022	90.5
2023	67.0
2024	48.4
2025	47.7
Thereafter	58.8
Total	$691.8

NOTE 14.    ENVIRONMENTAL AND LEGAL MATTERS

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, the recycling of packaging and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s consolidated financial position, results of operations or cash flows. Any failure to comply with environmental or health and safety laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15.    REDEEMABLE NONCONTROLLING INTEREST

As disclosed in "Note 1 - Nature of Business and Summary of Significant Accounting Policies," on January 1, 2018, the Company combined its business with IP's NACP business. Under the terms of the Transaction Agreement, GPIP issued 79,911,591 common units to IP. In connection with the closing, the Company, GPIP, GPI Holding and IP entered into an Exchange Agreement (“Exchange Agreement”), under which, subject to certain restrictions, the common units held by IP are exchangeable into common stock of the Company or cash, upon the second anniversary of the NACP combination unless certain other events occur before that time. GPHC also had the ability to call such common units exercisable starting on the same date. Upon an election of an exchange, GPHC may choose to satisfy the exchange using shares of its common stock, cash, or a combination thereof.

On January 28, 2020, the Company announced that IP had notified the Company of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million in cash. As a result, IP's ownership interest in GPIP decreased to 18.3% as of January 29, 2020.

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

At December 31, 2020, the redeemable noncontrolling interest was determined as follows:

In millions
Balance at December 31, 2018	$275.8
Net Income Attributable to Redeemable Noncontrolling Interest	16.3
Other Comprehensive Loss, Net of Tax	0.8
Redeemable Noncontrolling Interest Redemption Value Adjustment	30.2
Reclassification to Noncontrolling Interest for Share Repurchases(a)	(12.5)
Distributions of Membership Interest	(6.3)
Balance at December 31, 2019	$304.3
Net Loss Attributable to Redeemable Noncontrolling Interest	(3.2)
Other Comprehensive Income, Net of Tax	8.9
Redemption of IP's Ownership Interest	(296.1)
Redeemable Noncontrolling Interest Redemption Value Adjustment	(12.2)
Distributions of Membership Interest	(1.7)
Balance at December 31, 2020	$—

(a) In the second quarter of 2019, the Company recorded a reversal for the 2018 reclassification to redeemable noncontrolling interest back to noncontrolling interest related to share repurchases. The Company determined that this reclassification due to the share repurchases was not required.

Redeemable noncontrolling interest was recorded at the greater of carrying amount or redemption value at the end of each period until it was fully redeemed. The redemption value is determined by the closing price of the Company's common stock.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16.    BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills that produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represents the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to Consumer Packaged Goods ("CPG") companies, and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants ("QSR") serving the food, beverage, and consumer product markets in the Americas.

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

The Company did not have any one customer who accounted for 10% or more of the Company's net sales during 2020, 2019 or 2018.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business segment information is as follows:

	Year Ended December 31,
In millions	2020	2019	2018
NET SALES:
Paperboard Mills	$988.1	$1,094.8	$1,078.1
Americas Paperboard Packaging	4,650.1	4,233.7	4,098.3
Europe Paperboard Packaging	764.6	689.3	695.9
Corporate/Other/Eliminations(a)	157.1	142.3	157.1
Total	$6,559.9	$6,160.1	$6,029.4

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills(b)	$(109.9)	$33.1	$30.6
Americas Paperboard Packaging	638.5	477.7	420.1
Europe Paperboard Packaging	65.9	60.3	46.1
Corporate and Other(c)	(70.2)	(37.0)	(38.6)
Total	$524.3	$534.1	$458.2

CAPITAL EXPENDITURES:
Paperboard Mills	$444.2	$208.0	$240.1
Americas Paperboard Packaging	119.7	94.7	104.3
Europe Paperboard Packaging	39.7	34.5	19.5
Corporate and Other	42.7	15.7	31.3
Total	$646.3	$352.9	$395.2

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$248.7	$224.4	$197.5
Americas Paperboard Packaging	163.0	165.1	165.4
Europe Paperboard Packaging	41.1	36.7	48.9
Corporate and Other	23.0	21.0	18.8
Total	$475.8	$447.2	$430.6

(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes Augusta, Georgia mill outage in 2018.
(c) Includes expenses related to business combinations, exit activities, idle and abandoned assets, gain on sale of assets and shutdown and other special charges.

	December 31,
In millions	2020	2019	2018
ASSETS AT DECEMBER 31:
Paperboard Mills	$3,096.5	$2,912.2	$3,005.6
Americas Paperboard Packaging	3,326.7	3,392.3	3,143.6
Europe Paperboard Packaging	745.9	686.3	603.4
Corporate and Other	635.5	299.1	306.6
Total	$7,804.6	$7,289.9	$7,059.2

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2020	2019	2018
NET SALES:
United States	$5,199.9	$4,913.2	$4,780.9
International(a)	1,360.0	1,246.9	1,248.5
Total	$6,559.9	$6,160.1	$6,029.4

In millions	2020	2019	2018
LONG-LIVED ASSETS AT DECEMBER 31:
United States	$3,252.7	$2,975.9	$2,954.3
International(a)	307.3	277.9	285.4
Total	$3,560.0	$3,253.8	$3,239.7

(a) Net Sales and long-lived assets of individual countries outside of the United States are not material.

NOTE 17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2020 and 2019 are shown below.

	2020
In millions, except per share amounts	First	Second	Third	Fourth	Total
Statement of Operations Data:
Net Sales	$1,599.1	$1,611.0	$1,697.7	$1,652.1	$6,559.9
Gross Profit	320.8	262.1	255.5	261.8	1,100.2
Business Combinations, Shutdown and Other Special Charges and Exit Activities, Net	18.7	20.5	9.0	13.1	61.3
Income from Operations	160.0	114.8	119.1	130.4	524.3
Net (Loss) Income	(19.8)	66.7	79.3	77.1	203.3
Net (Loss) Income Attributable to Graphic Packaging Holding Company	(12.7)	52.1	63.7	64.2	167.3
Net (Loss) Income Per Share Attributable to Graphic Packaging Holding Company — Basic(a)	$(0.04)	$0.19	$0.23	$0.24	$0.60
Net (Loss) Income Per Share Attributable to Graphic Packaging Holding Company — Diluted(a)	$(0.04)	$0.19	$0.23	$0.24	$0.60
(a) Does not cross foot due to rounding.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2019
In millions, except per share amounts	First	Second	Third	Fourth(a)	Total
Statement of Operations Data:
Net Sales	$1,505.9	$1,552.8	$1,581.6	$1,519.8	$6,160.1
Gross Profit	266.1	287.8	266.4	272.3	1,092.6
Business Combinations, Shutdown and Other Special Charges and Exit Activities, Net	6.2	9.9	8.2	13.6	37.9
Income from Operations	134.0	144.4	122.7	133.0	534.1
Net Income	78.1	86.1	70.0	43.9	278.1
Net Income Attributable to Graphic Packaging Holding Company	57.9	63.8	52.1	33.0	206.8
Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.19	$0.22	$0.18	$0.11	$0.70
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.19	$0.22	$0.18	$0.11	$0.70
(a) During the fourth quarter of 2019, the Company recorded an approximate $7 million immaterial prior period adjustment to reduce amortization expense related to intangible assets.

NOTE 18.    EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2020	2019	2018
Net Income Attributable to Graphic Packaging Holding Company	$167.3	$206.8	$221.1
Weighted Average Shares:
Basic	278.8	294.1	309.5
Dilutive effect of RSUs	0.8	0.7	0.6
Diluted	279.6	294.8	310.1
Earnings Per Share — Basic	$0.60	$0.70	$0.71
Earnings Per Share — Diluted	$0.60	$0.70	$0.71

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the year ended December 31, 2020 (a):

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2019	$(16.6)	$(238.5)	$(110.7)	$(365.8)
Other Comprehensive (Loss) Income before Reclassifications	(5.8)	12.9	17.7	24.8
Amounts Reclassified from Accumulated Other Comprehensive Income(a)	9.9	125.9	—	135.8
Net Current-period Other Comprehensive Income	4.1	138.8	17.7	160.6
Less:
Net Current-period Other Comprehensive Income Attributable to Noncontrolling Interest(b)	(0.6)	(38.9)	(1.2)	(40.7)
Balance at December 31, 2020	$(13.1)	$(138.6)	$(94.2)	$(245.9)
(a) See following table for details about these reclassifications.
(b) Includes amounts related to redeemable noncontrolling interest which are separately classified outside of permanent equity in the mezzanine section of the Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the year ended December 31, 2020:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$6.3		Cost of Sales
Foreign Currency Contracts	(0.5)		Other Expense, Net
Interest Rate Swap Agreements	6.5		Interest Expense, Net
	12.3		Total before Tax
	(2.4)		Tax Expense
	$9.9		Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.1	(a)
Actuarial Losses	159.1	(a)
	159.2		Total before Tax
	(31.7)		Tax Benefit
	$127.5		Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.3)	(a)
Actuarial Gains	(1.7)	(a)
	(2.0)		Total before Tax
	0.4		Tax Expense
	$(1.6)		Net of Tax

Total Reclassifications for the Period	$135.8
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company accounts for the costs associated with these closures in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets ("ASC 360"), ASC 420, Exit or Disposal Costs Obligations ("ASC 420") and ASC 712 Compensation-Nonretirement Post-Employment Benefits ("ASC 712"). The Company recorded $50.6 million and $14.9 million of exit costs during 2020 and 2019, respectively. Other costs associated with the start-up of the new CRB paper machine will be recorded in the period in which they are incurred. These costs are included in the Corporate and Other caption in "Note 16 - Business Segment and Geographic Area Information."

The following table summarizes the costs incurred during 2020 and 2019 related to these restructurings:

		Year Ended December 31,
In millions	Location in Statement of Operations	2020	2019
Severance costs and other (a)	Business Combinations, Shutdown and Other Special Charges, Exit Activities and Gain on Sale of Assets, Net	$10.4	$7.7
Accelerated depreciation	Cost of Sales	26.0	4.7
Inventory and asset write-offs	Business Combinations, Shutdown and Other Special Charges, Exit Activities and Gain on Sale of Assets, Net	14.2	2.5
Total		$50.6	$14.9
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2018	$—
Costs incurred	7.7
Payments	(0.6)
Balance at December 31, 2019	$7.1
Costs incurred	11.2
Payments	(5.9)
Adjustments (a)	(0.8)
Balance at December 31, 2020	$11.6
(a) Adjustments related to changes in estimates of severance costs.

In conjunction with the closure of the two smaller CRB Mills in 2022, the Company currently expects to incur charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $60 million. Additionally, the Company expects to incur start-up charges of approximately $15 million for the new CRB paper machine in 2021. Through December 31, 2020, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $12.1 million and accelerated depreciation and inventory and asset write-offs of $27.3 million.

For the closures of the White Pigeon, Michigan CRB mill and the shutdown of the PM1 containerboard machine in West Monroe, Louisiana, the Company has incurred cumulative exit activity charges for post-employment benefits of $2.3 million and accelerated depreciation and inventory and asset write-offs of $16.6 million through December 31, 2020. The Company does not expect to incur any additional significant costs charges related to these closures.

For the closure of the facilities acquired from Greif, the Company has incurred cumulative exit activity charges for post-employment benefits of $1.4 million and for accelerated amortization of operating lease assets of $3.6 million through December 31, 2020. The Company does not expect to incur any additional significant costs charges related to these closures.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 21.    SUBSEQUENT EVENTS

On January 14, 2021, the Company drew the $425 million Incremental Term A-2 Facility and used the proceeds, together with cash on hand, to redeem its 4.75% Senior Notes due in 2021. For more information, see "Note 5 — Debt."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Graphic Packaging Holding Company and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Consumer Packaging Group business of Greif, Inc. and the folding carton facility of Quad/Graphics, Inc. from its assessment of internal control over financial reporting as of December 31, 2020 because they were acquired by the Company in purchase business combinations during 2020. We have also excluded the Consumer Packaging Group business of Greif, Inc. and the folding carton facility of Quad/Graphics, Inc. from our audit of internal control over financial reporting. The Consumer Packaging Group business of Greif, Inc. and the folding carton facility of Quad/Graphics, Inc. are wholly-owned subsidiaries whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 1.2% and 0.7% of total assets, respectively and 2.5% and 1.2% of total net sales, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Foodservice Reporting Unit

As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,477.6 million as of December 31, 2020. As disclosed by management, the goodwill associated with the Foodservice reporting unit was $42.9 million as of December 31, 2020. Management tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount. An impairment charge is recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value. When performing the quantitative analysis, the estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. In estimating the fair value of the Foodservice reporting unit, management considers a number of factors, including but not limited to, future operating results, business plans, economic projections of revenues and operating margins, estimated future cash flows, and market data and analysis.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Foodservice reporting unit is a critical audit matter are the significant judgment by management when determining the estimated fair value of the reporting unit; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to economic projections of revenues and operating margins, the weighted average cost of capital, and the terminal year EBITDA multiple. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Foodservice reporting unit. These procedures also included, among others, testing management’s process for determining the fair value estimate; evaluating the appropriateness of the discounted cash flow analysis and evaluating the reasonableness of significant assumptions related to economic projections of revenues and operating margins, the weighted average cost of capital, and the terminal year EBITDA multiple. Evaluating assumptions related to economic projections of revenues and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analysis and evaluating the reasonableness of the assumptions related to the weighted average cost of capital and terminal year EBITDA multiple.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 16, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graphic Packaging Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Graphic Packaging Holding Company (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2008 to 2020.

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

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include in its assessment the internal controls for the Consumer Packaging Group business of Greif Inc. ("Greif") and the folding carton facility of Quad/Graphics, Inc. ("Quad"), which were acquired by the Company in business combinations in 2020 and are included in the Company's results for the year ended December 31, 2020. As of December 31, 2020, the Greif and Quad acquisitions total assets represent 1.2% and 0.7% of the Company’s consolidated total assets, respectively. Net Sales attributable to the Greif and Quad acquisitions represented 2.5% and 1.2% of the Company’s consolidated Net Sales for the twelve months ended December 31, 2020, respectively.

The Company’s management, under the supervision of and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

ITEM 11.    EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND     RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.Consolidated Statements of Operations for each of the three years in the period ended December 31, 2020

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020

Consolidated Balance Sheets as of December 31, 2020, and 2019

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2020

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

2.All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2020.

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

4.10
Fourth Supplemental Indenture dated March 6, 2020, by and among Graphic Packaging International, LLC, the guarantors listed therein and U.S. Bank National Association, as Trustee, with respect to the 3.5% Senior Notes due 2028. Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on March 6, 2020 and incorporated herein by reference.

4.11
Fifth Supplemental Indenture dated August 20, 2020, by and among Graphic Packaging International, LLC, the guarantors listed therein and U.S. Bank National Association, as Trustee, with respect to the 3.5% Senior Notes due 2029. Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on August 31, 2020 and incorporated herein by reference.

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

10.9*	Graphic Packaging International, Inc. Management Incentive Plan, as amended and restated as of January 1, 2020.

10.10	Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference.
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

10.44*
Fifth Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2017. Filed as Exhibit 10.44 to the Registrant's Annual report on Form 10-K filed on February 11, 2020 and incorporated herein by reference.

10.45	Ninth Amendment to the GPI Savings Plan. Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on July 24, 2018 and incorporated herein by reference.
10.46
Incremental Facility Amendment dated October 15, 2020 by and among Graphic Packaging International, LLC, the guarantors listed therein, Bank of America, N.A., as Administrative Agent, and COBANK ACB, as the Incremental Term A-2 Facility Lead Arranger. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2020 and incorporated herein by reference.

10.47
Consent and Waiver Agreement dated as of August 6, 2020 by and among Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2020 and incorporated herein by reference.

10.48
Consent and Waiver Agreement dated as of January 23, 2020 by and among Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020 and incorporated herein by reference.

10.49
Non-Participating Single Premium Group Annuity Contract Proposal dated January 16, 2020 by and among Graphic Packaging International, LLC, American General Life Insurance Company and The United States Life Insurance Company in the City of New York. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2020 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference.
21.1	List of Subsidiaries.
22.1	Guarantors and Issuers of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firms.
24.1	Power of Attorney. Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
____________
* Executive compensation plan or agreement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2021
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 16, 2021
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2021
Stephen R. Scherger

/s/ Charles D. Lischer	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2021
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

Signatures	Title	Date

/s/ Laurie Brlas	Director	February 16, 2021
Laurie Brlas

/s/ David D. Campbell	Director	February 16, 2021
David D. Campbell

/s/ Paul D. Carrico	Director	February 16, 2021
Paul D. Carrico

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 16, 2021
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 16, 2021
Robert A. Hagemann

/s/ Philip R. Martens	Chairman of the Board	February 16, 2021
Philip R. Martens

/s/ Dean A. Scarborough	Director	February 16, 2021
Dean A. Scarborough

/s/ Larry M. Venturelli	Director	February 16, 2021
Larry M. Venturelli

/s/ Lynn A. Wentworth	Director	February 16, 2021
Lynn A. Wentworth