Form 10-Q
period 2021-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2021-07-27
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of July 26, 2021, there were 307,048,826 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, projected sales, EBITDA and synergies from acquisitions, obtaining adequate wood and fiber supplies, the deductibility of goodwill for tax purposes, the availability of U.S. federal income tax attributes to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, reclassification of loss on derivative instruments, charges associated with coated recycled paperboard mill exit activities, capital investment, depreciation and amortization, interest expense, pension plan contributions and post-retirement health care benefit payments in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2020 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2021	2020	2021	2020
Net Sales	$1,737	$1,611	$3,386	$3,210
Cost of Sales	1,482	1,349	2,882	2,627
Selling, General and Administrative	125	132	251	268
Other Expense (Income), Net	1	(5)	4	1
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	34	20	46	39
Income from Operations	95	115	203	275
Nonoperating Pension and Postretirement Benefit Income (Expense)	1	—	3	(151)
Interest Expense, Net	(29)	(30)	(59)	(64)
Income before Income Taxes and Equity Income of Unconsolidated Entity	67	85	147	60
Income Tax Expense	(26)	(18)	(44)	(13)
Income before Equity Income of Unconsolidated Entity	41	67	103	47
Equity Income of Unconsolidated Entity	1	—	1	—
Net Income	42	67	104	47
Net Income Attributable to Noncontrolling Interest	(4)	(15)	(12)	(8)
Net Income Attributable to Graphic Packaging Holding Company	$38	$52	$92	$39

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.13	$0.19	$0.32	$0.14
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.13	$0.19	$0.32	$0.14

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended June 30,
2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$38	$4	$42
Other Comprehensive Income, Net of Tax:
Derivative Instruments	2	—	2
Pension and Postretirement Benefit Plans	10	—	10
Currency Translation Adjustment	5	1	6
Total Other Comprehensive Income, Net of Tax	17	1	18
Total Comprehensive Income	$55	$5	$60

2020
	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income	$52	$15	$—	$67
Other Comprehensive Income, Net of Tax:
Derivative Instruments	2	—	—	2
Pension and Postretirement Benefit Plans	—	—	1	1
Currency Translation Adjustment	12	3	—	15
Total Other Comprehensive Income, Net of Tax	14	3	1	18
Total Comprehensive Income	$66	$18	$1	$85

Six Months Ended June 30,
2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$92	$12	$104
Other Comprehensive Income, Net of Tax:
Derivative Instruments	5	1	6
Pension and Postretirement Benefit Plans	20	—	20
Currency Translation Adjustment	1	—	1
Total Other Comprehensive Income, Net of Tax	26	1	$27
Total Comprehensive Income	$118	$13	$131

2020
	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income (Loss)	$39	$13	$(5)	47
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	1	—	—	1
Pension and Postretirement Benefit Plans	114	32	10	156
Currency Translation Adjustment	(34)	(7)	(1)	(42)
Total Other Comprehensive Income, Net of Tax	81	25	9	115
Total Comprehensive Income	$120	$38	$4	$162

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$89	$179
Receivables, Net	593	654
Inventories, Net	1,105	1,128
Other Current Assets	90	59
Total Current Assets	1,877	2,020
Property, Plant and Equipment, Net	3,753	3,560
Goodwill	1,478	1,478
Intangible Assets, Net	409	437
Other Assets	325	310
Total Assets	$7,842	$7,805

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$20	$497
Accounts Payable	837	825
Compensation and Employee Benefits	177	213
Other Accrued Liabilities	423	321
Total Current Liabilities	1,457	1,856
Long-Term Debt	3,742	3,147
Deferred Income Tax Liabilities	403	540
Accrued Pension and Postretirement Benefits	117	130
Other Noncurrent Liabilities	309	292

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 307,045,707 and 267,726,373 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Capital in Excess of Par Value	2,030	1,715
Retained Earnings (Accumulated Deficit)	1	(48)
Accumulated Other Comprehensive Loss	(220)	(246)
Total Graphic Packaging Holding Company Shareholders' Equity	1,814	1,424
Noncontrolling Interest	—	416
Total Equity	1,814	1,840
Total Liabilities and Shareholders' Equity	$7,842	$7,805

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income
In millions, except share amounts	Shares	Amount				Noncontrolling Interest	Total Equity
Balances at December 31, 2020	267,726,373	$3	$1,715	$(48)	$(246)	$416	$1,840
Net Income	—	—	—	54	—	8	62
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	1	4
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	(4)	(1)	(5)
Reduction of IP's Ownership Interest	15,307,000	—	70	—	—	(216)	(146)
Dividends Declared	—	—	—	(21)	—	—	(21)
Distribution of Membership Interest	—	—	—	—	—	(4)	(4)
Recognition of Stock-Based Compensation, Net	—	—	(3)	—	—	—	(3)
Issuance of Shares for Stock-Based Awards	1,168,394	—	—	—	—	—	—
Balances at March 31, 2021	284,201,767	$3	$1,782	$(15)	$(237)	$204	$1,737
Net Income	—	—	—	38	—	4	42
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	5	1	6
Reduction of IP's Ownership Interest	22,773,072	—	241	—	—	(207)	34
Dividends Declared	—	—	—	(22)	—	—	(22)
Distribution of Membership Interest	—	—	—	—	—	(2)	(2)
Recognition of Stock-Based Compensation, Net	—	—	7	—	—	—	7
Issuance of Shares for Stock-Based Awards	70,868	—	—	—	—	—	—
Balances at June 30, 2021	307,045,707	$3	$2,030	$1	$(220)	$—	$1,814

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
In millions, except share amounts	Shares	Amount
Balances at December 31, 2019	290,246,907	$3	$1,877	$56	$(367)	$488	$2,057	$304
Net Loss	—	—	—	(13)	—	(2)	(15)	(5)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(1)	—	(1)	—
Pension and Postretirement Benefit Plans	—	—	—	—	114	32	146	9
Currency Translation Adjustment	—	—	—	—	(46)	(10)	(56)	(1)
Repurchase of Common Stock(a)	(9,667,034)	—	(53)	(71)	—	—	(124)	—
Dividends Declared	—	—	—	(21)	—	—	(21)	—
Redemption of IP's Ownership Interest	—	—	—	—	—	—	—	(250)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	18	—	—	—	18	(18)
Tax Effect of IP Redemption	—	—	7	—	—	—	7
Distribution of Membership Interest	—	—	—	—	—	(5)	(5)	(1)
Recognition of Stock-Based Compensation, Net	—	—	4	—	—	—	4	—
Issuance of Shares for Stock-Based Awards	788,561	—	—	—	—	—	—	—
Balances at March 31, 2020	281,368,434	$3	$1,853	$(49)	$(300)	$503	$2,010	$38
Net Income	—	—	—	52	—	15	67	—
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2	—
Pension and Postretirement Benefit Plans	—	—	—	—	—	—	—	1
Currency Translation Adjustment	—	—	—	—	12	3	15	—
Repurchase of Common Stock(b)	(2,622,283)	—	(14)	(19)	—	—	(33)	—
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	(5)	—	—	—	(5)	5
Dividends Declared	—	—		(21)	—	.	(21)	—
Distribution of Membership Interest	—	—	—	—	—	(5)	(5)	—
Recognition of Stock-Based Compensation, Net	—	—	7	—	—	—	7	—
Issuance of Shares for Stock-Based Awards	93,381	—	—	—	—	—	—	—
Balances at June 30, 2020	278,839,532	$3	$1,841	$(37)	$(286)	$516	$2,037	$44
(a) Includes 410,400 shares repurchased but not yet settled as of March 31, 2020.
(b) Includes 14,436 shares repurchased but not yet settled as of June 30, 2020.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$104	$47
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	234	236
Deferred Income Taxes	31	(10)
Amount of Postretirement Expense (Less) Greater Than Funding	(10)	157
Other, Net	49	31
Changes in Operating Assets and Liabilities	(103)	(317)
Net Cash Provided by Operating Activities	305	144

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(329)	(293)
Packaging Machinery Spending	(17)	(14)
Acquisition of Businesses, Net of Cash Acquired	—	(123)
Beneficial Interest on Sold Receivables	64	53
Beneficial Interest Obtained in Exchange for Proceeds	(5)	(5)
Other, Net	(2)	(7)
Net Cash Used in Investing Activities	(289)	(389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	(157)
Proceeds from Issuance of Debt	1,225	450
Retirement of Long-Term Debt	(1,226)	—
Payments on Debt	(9)	(18)
Redemption of Noncontrolling Interest	(150)	(250)
Borrowings under Revolving Credit Facilities	1,827	1,535
Payments on Revolving Credit Facilities	(1,691)	(1,308)
Repurchase of Common Stock related to Share-Based Payments	(14)	(9)
Debt Issuance Costs	(14)	(7)
Dividends and Distributions Paid to GPIP Partner	(48)	(54)
Other, Net	(5)	(1)
Net Cash (Used in) Provided by Financing Activities	(105)	181
Effect of Exchange Rate Changes on Cash	(1)	(5)
Net Decrease in Cash and Cash Equivalents	(90)	(69)
Cash and Cash Equivalents at Beginning of Period	179	153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89	$84

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$66	$68
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$50	$49
Non-cash Financing Activities:
Non-cash Exchange of Stock Issuance for Redemption of Noncontrolling Interest	$(652)	$—

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

On May 21, 2021, IP exchanged its remaining 22.8 million partnership units for an equivalent number of shares of GPHC common stock. As a result, IP has no ownership interest remaining in GPIP as of May 21, 2021.

In connection with both the February 19, 2021 and May 21, 2021 exchanges, pursuant to elections under Section 754 of the Internal Revenue Code, the Company expects to obtain an increase with respect to the tax basis in the assets of GPIP and certain of its subsidiaries. As a result, payments pursuant to the Tax Receivable Agreement (“TRA”), executed in connection with the formation of the partnership on January 1, 2018, are required. The TRA provides for the payment by the Company to IP of 50% of the present value of any tax benefits projected to be realized by the Company upon IP’s exchange of its membership interest into GPHC stock. As such, the Company recorded TRA liabilities of $43 million and $65 million, for the February 19, 2021 and May 21, 2021 exchanges, respectively. The TRA liabilities are included in Other Accrued Liabilities as of June 30, 2021, and were recorded through adjustments to Capital in Excess of Par Value during Q1 2021 and Q2 2021. In accordance with the terms of the TRA, the Company expects the liability for the February and May exchanges to be settled during the third quarter and fourth quarter of 2021, respectively. Additionally, the Company recorded an adjustment through Capital in Excess of Par Value to decrease its net domestic Deferred Tax Liability (“DTL”) by $58 million in connection with the February exchange and $109 million in connection with the May exchange. The decrease in the DTL reflects the change in the outside basis difference associated with the Company’s investment in the partnership and includes the impact of the tax basis step up triggered by the exchanges pursuant to Section 754 of the Internal Revenue Code in addition to other changes to book and tax basis as a result of the Company’s increased ownership interest in the partnership.

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

Revenue Recognition

The Company has two primary activities, manufacturing and converting paperboard, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 10 — Segment Information." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2021 and 2020, the Company recognized $1,731 million and $1,605 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2021 and 2020, the Company recognized $3,375 million and $3,200 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2021 and December 31, 2020, contract assets were $17 million and $15 million, respectively. The Company's contract liabilities consist principally of rebates, and as of June 30, 2021 and December 31, 2020 were $55 million and $56 million, respectively.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30,
In millions	2021	2020
Receivables Sold and Derecognized	$1,531	$1,357
Proceeds Collected on Behalf of Financial Institutions	1,421	1,318
Net Proceeds Received From Financial Institutions	100	31
Deferred Purchase Price at June 30(a)	11	10
Pledged Receivables at June 30	158	261
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2021 and 2020, the Company sold receivables of $249 million and $151 million, respectively, related to these factoring arrangements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $727 million and $621 million as of June 30, 2021 and December 31, 2020, respectively.

Share Repurchases and Dividends

On February 25, 2021 and May 26, 2021, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on April 5, 2021 and July 5, 2021 to shareholders of record as of March 15, 2021 and June 15, 2021, respectively.

On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first six months of 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. During the six months ended June 30, 2020, the Company repurchased 12,289,317 shares of its common stock at an average price of $12.82 under the 2019 share repurchase program. As of June 30, 2021, the Company has $147 million available for additional repurchases under the 2019 share repurchase program.

Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Charges Associated with Business Combinations	$23	$(6)	$23	$(4)
Shutdown and Other Special Charges	7	22	15	26
Exit Activities(a)	4	4	8	17
Total	$34	$20	$46	$39
(a) Relates to the Company's CRB mills, converting facility closures and the PM1 containerboard machine exit activities (see "Note 13 — Exit Activities").

2021

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in order to remain capacity neutral. Severance, retention, and other charges associated with this project are included in Exit Activities in the table above in the three and six months ended June 30, 2021 and 2020. For more information, see "Note 13 — Exit Activities." The Company also expects to incur start-up charges of approximately $15 million for the new CRB paper machine in 2021. These start-up charges are included in Exit Activities in the table above.

During 2019, the Company began a three-year program to dismantle and dispose of idle and abandoned assets primarily at the paperboard mills. Charges related to this program during the three months ended June 30, 2021 and 2020 were $6 million and $2 million, respectively. Charges related to this program during the six months ended June 30, 2021 and 2020 were $9 million and $4 million, respectively. Expected charges for this program for 2021 are approximately $26 million. Charges associated with this program are included in Shutdown and Other Special Charges in the table above.

On May 12, 2021, the Company announced its intent to acquire all of the shares of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging, for approximately $1.45 billion in cash, subject to customary adjustments. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. The $1.45 billion acquisition price will be paid in Euros at close. As such, on May 14, 2021, the Company entered into deal contingent, foreign exchange forward contracts, with no upfront cash cost, to hedge 700 million Euros of the acquisition price. These forward contracts expire if the deal terminates or does not close by May 13, 2022 and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized gains and losses resulting from these contracts are recognized in earnings and are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 6 — Financial Instruments and Fair Value Measurement."

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 13 — Exit Activities."

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc. ("Greif"), a leader in industrial packaging products and services. The acquisition included seven converting facilities across the United States and will allow the Company to increase its mill-to-converting plant integration over time. The Company paid approximately $80 million using existing cash and borrowings under its revolving credit facility. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. During the second quarter of 2021, the acquisition accounting for Greif was finalized.

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed during 2020. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 13 — Exit Activities."

The Company has established estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. During the second quarter of 2020, the Company increased its estimated withdrawal liability for these plans by $12 million, which is included in Shutdown and Other Special Charges in the table above. For more information, see "Note 5 — Pensions and Other Postretirement Benefits."

During the second quarter of 2020, the Company made one-time payments to front-line production employees and made contributions to local food banks in the communities where our manufacturing operations are located. The charges associated with these payments are included in Shutdown and Other Special Charges in the table above.

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2021	December 31, 2020
Finished Goods	$427	$471
Work in Progress	141	133
Raw Materials	355	349
Supplies	182	175
Total	$1,105	$1,128

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — DEBT

2021

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

On April 1, 2021, GPIL entered into a Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) to extend the maturity date of certain of its Senior Secured Term Loan Facilities and Senior Secured Revolving Credit Facilities and to amend certain other terms of the agreement including revised debt covenants and collateral requirements. Under the terms of the agreement, $975 million of the Company’s Senior Secured Term Loan Facilities remains outstanding. The Company added approximately $400 million to its Senior Secured Revolving Credit Facilities. $550 million of the Senior Secured Term Loan Facilities and all of the Senior Secured Revolving Credit Facility loans continue to bear interest at a floating rate per annum ranging from LIBOR plus 1.25% to LIBOR plus 2.00%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from January 1, 2023 to April 1, 2026. $425 million of the Senior Secured Term Loan Facilities continue to bear interest at a fixed rate per annum equal to 2.67% and mature on their originally scheduled maturity date of January 14, 2028.

2020

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	June 30, 2021	December 31, 2020
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2029(a)	$350	$350
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.81%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	—
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.15%, payable in 2024(b)	300	300
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.83%, payable in 2024(a)	400	—
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.89%, payable in 2022(b)	250	250
Senior Notes with interest payable semi-annually at 4.75%(b)	—	425
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	—
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.59% at June 30, 2021) payable through 2026(a)	550	1,360
Senior Secured Revolving Facilities with interest payable at floating rates (1.59% at June 30, 2021) payable in 2026(a)(c)	220	84
Finance Leases and Financing Obligations	137	139
Other	4	5
Total Long-Term Debt	3,786	3,663
Less: Current Portion	18	494
Total Long-Term Debt Excluding Current Portion	3,768	3,169
Less: Unamortized Deferred Debt Issuance Costs	26	22
Total	$3,742	$3,147
(a) Guaranteed by GPIP and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 1.57% and 2.06% as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,850	$143	$1,684
Senior Secured International Revolving Credit Facility	187	77	110
Other International Facilities	55	6	49
Total	$2,092	$226	$1,843
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $23 million as of June 30, 2021. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2021 and 2022 unless extended.

The Current Credit Agreement and the indentures governing the 3.50% Senior Notes due 2029, 3.50% Senior Notes due 2028, 4.75% Senior Notes due 2027, 1.512% Senior Notes due 2026, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, and 4.875% Senior Notes due 2022 (the "Indentures"), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of June 30, 2021, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of June 30, 2021, there were 11.5 million shares remaining available to be granted under the 2014 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs granted to employees generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. RSUs granted to non-employee directors as deferred compensation are fully vested but not payable until the distribution date elected by the director. Stock awards granted to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and RSAs granted in the first six months of 2021 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,525,420	$15.86
Stock Awards — Board of Directors	55,055	$17.80

During the six months ended June 30, 2021 and 2020, $18 million and $20 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2021 and 2020, 1.2 million and 0.8 million shares were issued, respectively. The shares issued were primarily related to RSUs granted to employees during 2018 and 2017, respectively.

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

Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Components of Net Periodic Cost:
Service Cost	$3	$4	$8	$8
Interest Cost	2	4	4	7
Expected Return on Plan Assets	(4)	(5)	(9)	(12)
Net Settlement Loss	—	—	—	153
Amortization:
Actuarial Loss	1	1	2	3
Net Periodic Cost	$2	$4	$5	$159

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employer Contributions

The Company made contributions of $15 million and $1 million to its pension plans during the first six months of 2021 and 2020 respectively. In the first quarter of 2021, the Company made a $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing a portion of the excess balance related to the terminated U.S. defined benefit plan. Excluding this $14 million transfer, the Company expects to make contributions in the range of $10 million to $20 million for the full year of 2021. During 2020, the Company made $19 million of contributions to its pension plans.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of June 30, 2021:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first six months of 2021 and 2020, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 32%, and 11% of its expected natural gas usage for the remainder of 2021 and all of 2022, respectively.

During the first six months of 2021 and 2020, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At June 30, 2021, multiple forward exchange contracts existed that expire on various dates through the remainder of 2021. Those purchased forward exchange contracts outstanding at June 30, 2021 and December 31, 2020, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2021 and December 31, 2020, had notional amounts totaling $45 million and $102 million, respectively.

No amounts were reclassified to earnings during the first six months of 2021 or during 2020 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2021 and December 31, 2020, multiple foreign currency forward exchange contracts existed, with maturities ranging up to nine months. Those foreign currency exchange contracts outstanding at June 30, 2021 and December 31, 2020, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2021 and December 31, 2020, had net notional amounts totaling $137 million and $80 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Deal Contingent Hedge

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge 700 million Euros of the acquisition price. These forward contracts expire if the deal terminates or does not close by May 13, 2022 and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized gains and losses resulting from these contracts are recognized in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net on the Company’s Condensed Consolidated Statements of Operations. For more information, see "Note 1 — General Information."

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

As of June 30, 2021, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	June 30,	December 31,	June 30,	December 31,
In millions	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$3	$6
Foreign currency contracts	1	—	1	3
Commodity contracts	5	2	—	—
Total Derivatives	$6	$2	$4	$9
(a) Derivative assets of $5 million and $2 million are included in Other Current Assets as of June 30, 2021 and December 31, 2020, respectively. Derivative assets of $1 million is included in Other Noncurrent Assets as of June 30, 2021.
(b) Derivative liabilities of $4 million and $9 million are included in Other Accrued Liabilities as of June 30, 2021 and December 31, 2020, respectively.

The fair values of the Company’s other financial assets and liabilities at June 30, 2021 and December 31, 2020 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $3,692 million and $3,625 million as compared to the carrying amounts of $3,649 million and $3,524 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020		2021	2020	2021	2020
Commodity Contracts	$(4)	$—	$(5)	$3	Cost of Sales	$(1)	$2	$(1)	$5
Foreign Currency Contracts	—	—	(2)	(3)	Other Expense, Net	—	(1)	1	(1)
Interest Rate Swap Agreements	—	—	—	6	Interest Expense, Net	2	2	3	3
Total	$(4)	$—	$(7)	$6	Total	$1	$3	$3	$7

The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2021	2020	2021	2020
Foreign Currency Contracts	Other (Income) Expense , Net	$(1)	$4	$(4)	$(2)
Deal Contingent Foreign Exchange Forward	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	17	—	17	—
Total		$16	$4	$13	$(2)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2021:

In millions
Balance at December 31, 2020	$(7)
Reclassification to Earnings	3
Current Period Change in Fair Value	7
Balance at June 30, 2021	$3

At June 30, 2021, the Company expects to reclassify $1 million of pre-tax gains in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 7 — INCOME TAXES

Substantially all the Company’s operations are held through its investment in GPIP, a subsidiary that is classified as a partnership for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the domestic tax effect of the earnings attributable to the noncontrolling partner’s interest in GPIP for the portion of the year in which the noncontrolling partner held an interest.

During the six months ended June 30, 2021, the Company recognized Income Tax Expense of $44 million on Income before Income Taxes of $147 million. The effective tax rate for the six months ended June 30, 2021 was higher than the statutory rate primarily due to discrete tax expense recorded during the period of $8 million, the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. The Company recorded discrete tax expense of $3 million related to the remeasurement of the net deferred tax liability for its UK subsidiaries due to the statutory tax rate increase enacted during the period. The Company also recorded discrete tax expense of $5 million related to the remeasurement of deferred tax assets for executive compensation as a result of IP’s exchange of its remaining shares in GPIP during the period.

During the six months ended June 30, 2020, the Company recognized Income Tax Expense of $13 million on Income before Income Taxes of $60 million. The effective tax rate for the six months ended June 30, 2020 was different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed in Note 1, as a result of the February 19, 2021 and May 21, 2021 IP exchanges, the Company recorded an adjustment through Capital in Excess of Par Value to decrease its net domestic DTL by $58 million and $109 million, respectively. The decrease in the DTL reflects the change in the outside basis difference associated with the Company’s investment in the partnership and includes the impact of the tax basis step up triggered by each exchange, pursuant to Section 754 of the Internal Revenue Code in addition to other changes to book and tax basis as a result of the Company’s increased ownership interest in the partnership.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees, and corrugated products and ink supply. Payments to IP for the six months ended June 30, 2021 for fiber procurement fees and corrugated products were $4 million (related to pass through wood purchases of $81 million) and $13 million, respectively. Payments to IP for the six months ended June 30, 2020 for fiber procurement fees and corrugated products were $6 million (related to pass through wood purchases of $107 million) and $15 million, respectively. As discussed in Note 1, IP has no ownership interest remaining in GPIP as of May 21, 2021.

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
NET SALES:
Paperboard Mills	$244	$234	$481	$503
Americas Paperboard Packaging	1,237	1,154	2,406	2,277
Europe Paperboard Packaging	212	183	418	360
Corporate/Other/Eliminations(a)	44	40	81	70
Total	$1,737	$1,611	$3,386	$3,210

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(18)	$(35)	$(45)	$(58)
Americas Paperboard Packaging	108	157	229	352
Europe Paperboard Packaging	27	21	47	33
Corporate and Other(b)	(22)	(28)	(28)	(52)
Total	$95	$115	$203	$275

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$56	$67	$114	$126
Americas Paperboard Packaging	41	41	83	80
Europe Paperboard Packaging	11	9	22	19
Corporate and Other	9	5	15	11
Total	$117	$122	$234	$236
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2021	2020	2021	2020
Net Income Attributable to Graphic Packaging Holding Company	$38	$52	$92	$39
Weighted Average Shares:
Basic	295.1	279.9	285.5	284.4
Dilutive Effect of RSUs	0.7	0.6	1.0	0.8
Diluted	295.8	280.5	286.5	285.2
Earnings Per Share — Basic	$0.13	$0.19	$0.32	$0.14
Earnings Per Share — Diluted	$0.13	$0.19	$0.32	$0.14

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the six months ended June 30, 2021:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2020	$(13)	$(139)	$(94)	$(246)
Other Comprehensive Income before Reclassifications	4	19	1	24
Amounts Reclassified from Accumulated Other Comprehensive Income (a)	2	1	—	3
Net Current-period Other Comprehensive Income	6	20	1	27
Less:
Net Current-period Other Comprehensive Income Attributable to Noncontrolling Interest	(1)	—	—	(1)
Balance at June 30, 2021	$(8)	$(119)	$(93)	$(220)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the six months ended June 30, 2021:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1)		Cost of Sales
Foreign Currency Contracts	1		Other Expense (Income), Net
Interest Rate Swap Agreements	3		Interest Expense, Net
	$3		Total before Tax
	(1)		Tax Expense
	$2		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$2	(a)
	$2		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$3
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 5 — Pensions and Other Postretirement Benefits").

NOTE 13 — EXIT ACTIVITIES

During 2019, the Company announced its plans to invest $600 million in a CRB platform optimization project which included an investment in a new CRB paper machine in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in order to remain capacity neutral.

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. During the second quarter of 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed during 2020.

During the six months ended June 30, 2021 and 2020, the Company recorded $18 million and $33 million of exit costs, respectively, associated with these restructurings. These costs are included in the Corporate and Other caption in "Note 10 — Segment Information." Other costs associated with the start-up of the new CRB paper machine will be recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the three and six months ended June 30, 2021 and 2020 related to these restructurings:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
In millions	Location in Statement of Operations	2021	2020	2021	2020
Severance costs and other(a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$4	$3	$8	$7
Accelerated depreciation	Cost of Sales	5	11	10	16
Inventory and asset write-offs	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	—	1	—	10
Total		$9	$15	$18	$33
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2020	$12
Costs incurred	8
Payments	(6)
Adjustments(a)	(1)
Balance at June 30, 2021	$13
(a) Adjustments related to changes in estimates of severance costs.

In conjunction with the closure of two smaller CRB Mills, the Company currently expects to incur charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $60 million. Additionally, the Company expects to incur start-up charges of approximately $15 million for the new CRB paper machine in 2021. Through June 30, 2021, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $12 million, accelerated depreciation and inventory and asset write-offs of $37 million, and start-up charges for the new CRB paper machine of $5 million.

For the closures of the White Pigeon, Michigan CRB mill and the shutdown of the PM1 containerboard machine in West Monroe, Louisiana, the Company has incurred cumulative exit activity charges for post-employment benefits of $2 million and accelerated depreciation and inventory and asset write-offs of $17 million through June 30, 2021. The Company does not expect to incur any additional significant charges related to these closures.

NOTE 14 — SUBSEQUENT EVENTS

On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton, Inc. (“Americraft”), a leader in paperboard folding cartons in North America for $280 million plus $8 million for recently purchased equipment subject to customary working capital true-up. The acquisition includes seven converting facilities across the United States and will be reported within the Americas Paperboard Packaging reportable segment.

On July 22, 2021, the Company entered into a new $250 million term loan facility under the Current Credit Facility with member banks of the Farm Credit System (the “Incremental Term A-3 Facility”). The Incremental Term A-3 Facility bears interest at a floating rate ranging from LIBOR plus 1.50% to LIBOR plus 2.25%, determined using a pricing grid based upon the Company’s consolidated leverage ratio, matures July 22, 2028, and does not amortize. As long as the loan is outstanding, the Company will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 23, 2021, the Company entered into a new €210 million term loan facility (the “Euro Term Loan”) under the Current Credit Agreement, while also increasing the limit under the European Senior Secured Revolving credit facility thereunder by €25 million. The Euro Term Loan has a delayed draw feature and the balance can be drawn in conjunction with the AR Packaging closing through May 12, 2022. The Euro Term Loan bears interest at a floating rate ranging from EURIBOR plus 1.125% to 1.75%, determined using a pricing grid based upon the Company’s consolidated leverage ratio, matures April 1, 2026, and is subject to amortization beginning in year two. The Company also amended the step-up of the maximum Consolidated Total Leverage Ratio for material acquisitions to less than 5.00 to 1.00 through the later of (i) the fourth full quarter after the closing of the AR Packaging transaction and (ii) the quarter ended December 31, 2022 after which the maximum ratio will step back down to 4.25x.

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

➢    Overview of Business

➢    Overview of 2021 Results

➢    Results of Operations

➢    Financial Condition, Liquidity and Capital Resources

➢    Critical Accounting Policies

➢    New Accounting Standards

➢    Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of sustainable fiber-based consumer packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated-recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS"). Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

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

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first six months of 2021 by $128 million, compared to the first six months of 2020. The higher costs in the six months ended June 30, 2021 were due to higher labor and benefit costs ($23 million), freight ($35 million), secondary fiber cost ($10 million), chemicals ($35 million), energy ($10 million), external board ($10 million) and other costs, net ($5 million).
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

Debt Obligations. The Company had an aggregate principal amount of $3,788 million of outstanding debt obligations as of June 30, 2021. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended by the Incremental Facility Amendment) (the “Current Credit Agreement”) and the indentures governing the 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 0.821% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2021 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended June 30, 2021, increased $126 million or 8% to $1,737 million from $1,611 million for the three months ended June 30, 2020, due to improved volume related to organic sales growth (including from conversions to fiber-based packaging solutions and new product introductions), higher pricing, and favorable foreign exchange.

•Income from Operations for the three months ended June 30, 2021 decreased $20 million or 17% to $95 million from $115 million for the three months ended June 30, 2020 due to unfavorable commodity and other inflation (primarily labor and benefits) offset by organic sales growth, cost savings from continuous improvement and other programs, and favorable foreign exchange.

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

•On May 12, 2021, the Company announced its intent to acquire all of the shares of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging, for approximately $1.45 billion in cash, subject to customary adjustments. The $1.45 billion acquisition price will be paid in Euros at close. As such, on May 14, 2021, the Company entered into deal contingent, foreign exchange forward contracts, with no upfront cash cost, to hedge 700 million Euros of the acquisition price. These forward contracts expire if the deal terminates or does not close by May 13, 2022 and are accounted for as derivatives under ASC 815, Derivatives and Hedging.

•On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton, Inc. (“Americraft”), a leader in paperboard folding cartons in North America for $280 million plus $8 million for recently purchased equipment subject to customary working capital true-up. The acquisition includes seven converting facilities across the United States and will be reported within the Americas Paperboard Packaging reportable segment.

Share Repurchases and Dividends

•On May 26, 2021, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on July 5, 2021 to shareholders of record as of June 15, 2021.

•On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first six months of 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. During the six months ended June 30, 2020, the Company repurchased 12,289,317 shares of its common stock at an average price of $12.82 under the 2019 share repurchase program. As of June 30, 2021, the Company has $147 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Net Sales	$1,737	$1,611	$3,386	$3,210
Income from Operations	95	115	203	275
Nonoperating Pension and Postretirement Benefit Income (Expense)	1	—	3	(151)
Interest Expense, Net	(29)	(30)	(59)	(64)
Income before Income Taxes and Equity Income of Unconsolidated Entity	67	85	147	60
Income Tax Expense	(26)	(18)	(44)	(13)
Income before Equity Income of Unconsolidated Entity	41	67	103	47
Equity Income of Unconsolidated Entity	1	—	1	—
Net Income	$42	$67	$104	$47

SECOND QUARTER 2021 COMPARED WITH SECOND QUARTER 2020

Net Sales

	Three Months Ended June 30,
In millions	2021	2020	Increase	Percent Change
Consolidated	$1,737	$1,611	$126	8%

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2020	Price	Volume/Mix	Exchange	Total	2021
Consolidated	$1,611	$14	$77	$35	$126	$1,737

The Company’s Net Sales for the three months ended June 30, 2021 increased by $126 million or 8% to $1,737 million from $1,611 million for the three months ended June 30, 2020 due to organic sales growth including from conversions to fiber-based packaging solutions and new product introductions, favorable foreign exchange, primarily the British Pound, Euro, Canadian dollar, and Australian dollar, and higher pricing partially offset by lower open market volume. Core converting volumes were up and driven by foodservice packaging including cups and global beverage, offset by declines in dry foods, cereal, tissue, and frozen foods products.

Income from Operations

	Three Months Ended June 30,
In millions	2021	2020	Decrease	Percent Change
Consolidated	$95	$115	$(20)	(17)%

The components of the change in Income from Operations are as follows:

	Three Months Ended June 30,
		Variances
In millions	2020	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2021
Consolidated	$115	$14	$23	$(81)	$3	$21	$(20)	$95
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, mill market downtime costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended June 30, 2021 decreased $20 million or 17% to $95 million from $115 million for the three months ended June 30, 2020 due to unfavorable commodity and other inflation (primarily labor and benefits) and lower open market volume offset by cost savings from continuous improvement and other programs, organic sales growth, higher prices and favorable foreign exchange.

Inflation increased for the three months ended June 30, 2021 by $81 million due to commodity inflation of $67 million, labor and benefits of $12 million, and other inflation of $2 million. Commodity inflation was primarily due to freight ($25 million), chemicals ($25 million), external board ($7 million), energy ($5 million), and secondary fiber ($2 million), and other commodity costs, net ($3 million).

Interest Expense, Net
Interest Expense, Net was $29 million and $30 million for the three months ended June 30, 2021 and 2020, respectively. Interest Expense, Net decreased due to higher debt balances offset by lower effective interest rates as compared to the same period in the prior year. As of June 30, 2021, approximately 16% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2021, the Company recognized Income Tax Expense of $26 million on Income before Income Taxes of $67 million. The effective tax rate for the three months ended June 30, 2021 is higher than the statutory rate primarily due to discrete tax expense recorded during the period of $8 million, the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. The Company recorded discrete tax expense of $3 million related to the remeasurement of the net deferred tax liability for its UK subsidiaries due to the statutory tax rate increase enacted during the period. The Company also recorded discrete tax expense of $5 million related to the remeasurement of deferred tax assets for executive compensation as a result of IP’s exchange of its remaining shares in GPIP during the period.

During the three months ended June 30, 2020, the Company recognized Income Tax Expense of $18 million on Income before Income Taxes of $85 million. The effective tax rate for the three months ended is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

The Company utilized its remaining U.S. federal net operating losses during 2020. However, based on tax benefits associated with planned capital projects, deductions associated with the increase in tax basis recorded as a result of the February 19, 2021 and May 21, 2021 share exchanges with IP, as well as tax credit carryforwards which are available to offset future U.S. federal income tax, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

FIRST SIX MONTHS 2021 COMPARED WITH FIRST SIX MONTHS 2020

Net Sales

	Six Months Ended June 30,
In millions	2021	2020	Increase	Percent Change
Consolidated	$3,386	$3,210	$176	5%

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2020	Price	Volume/Mix	Exchange	Total	2021
Consolidated	$3,210	$11	$110	$55	$176	$3,386

The Company’s Net Sales for the six months ended June 30, 2021 increased by $176 million or 5% to $3,386 million from $3,210 million for the six months ended June 30, 2020 due to net sales of $60 million from the Greif and Quad acquisitions in 2020, organic sales growth including conversions to our fiber-based packaging solutions and new product introductions, higher selling prices, and favorable foreign exchange rates, primarily the British Pound, Euro, Canadian dollar, and the Australian dollar partially offset by a decline in open market sales. The higher selling prices are the result of announced price increases, which benefit from market and inflationary pass throughs in the converting business. Core converting volumes were up primarily in foodservice packaging including cups, global beverage, pet care, and frozen foods offset by declines in tissue, dry foods, and cereal products.

Income from Operations

	Six Months Ended June 30,
In millions	2021	2020	Decrease	Percent Change
Consolidated	$203	$275	$(72)	(26)%

The components of the change in Income from Operations are as follows:

	Six Months Ended June 30,
		Variances
In millions	2020	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2021
Consolidated	$275	$11	$20	$(128)	$7	$18	$(72)	$203
(a) Includes the Company's cost reduction initiatives, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the six months ended June 30, 2021 decreased $72 million or 26% to $203 million from $275 million for the six months ended June 30, 2020. Decreases were due to $29 million of Winter Storm Uri related downtime and mitigation costs in the first quarter of 2021, unfavorable commodity and other inflation (primarily labor and benefits), and lower volumes of our open market sales partially offset by cost savings from continuous improvement and other programs, organic sales growth, acquisitions of Greif and Omaha in 2020, and favorable foreign exchange.

Inflation increased for the six months ended June 30, 2021 by $128 million primarily due to higher commodity inflation of $101 million, higher labor and benefits of $23 million, and other inflation of $4 million. Commodity inflation was primarily due to higher freight ($35 million), chemicals ($35 million), secondary fiber cost ($10 million), external board ($10 million), energy ($10 million), and other commodity costs, net ($1 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was income of $3 million for the six months ended June 30, 2021 versus an expense of $151 million in 2020. The decrease was due to a settlement charge of $153 million incurred during the first quarter of 2020 associated with the Company's purchase of a group annuity contract that transferred the remaining pension benefit obligation under the largest U.S. Plan of $713 million to an insurance company.

Interest Expense, Net

Interest Expense, Net was $59 million and $64 million for the six months ended June 30, 2021 and 2020, respectively. Interest Expense, Net decreased due to higher debt balances offset by lower effective interest rates as compared to the same period in the prior year.

Income Tax Expense

During the six months ended June 30, 2021 and 2020, the Company recognized Income Tax Expense of $44 million and $13 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $147 million and $60 million, respectively.

The effective tax rate for the six months ended June 30, 2021 is different than the statutory rate primarily due to discrete tax expense recorded during the period of $8 million as well as the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. The Company recorded discrete tax expense of $3 million related to the remeasurement of the net deferred tax liability for its UK subsidiaries due to the statutory tax rate increase enacted during the period. The Company also recorded discrete tax expense of $5 million related to the remeasurement of deferred tax assets for executive compensation as a result of IP’s exchange of its remaining shares in GPIP during the period.

The effective tax rate for the six months ended June 30, 2020 was different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

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

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 — General Information" in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
NET SALES:
Paperboard Mills	$244	$234	$481	$503
Americas Paperboard Packaging	1,237	1,154	2,406	2,277
Europe Paperboard Packaging	212	183	418	360
Corporate/Other/Eliminations(a)	44	40	81	70
Total	$1,737	$1,611	$3,386	$3,210

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(18)	$(35)	$(45)	$(58)
Americas Paperboard Packaging	108	157	229	352
Europe Paperboard Packaging	27	21	47	33
Corporate and Other(b)	(22)	(28)	(28)	(52)
Total	$95	$115	$203	$275
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, exit activities, and shutdown and other special charges.

2021 COMPARED WITH 2020

Second Quarter 2021 Compared to Second Quarter 2020

Paperboard Mills

Net Sales increased from prior year due to higher selling prices and mix partially offset by lower open market volume. Lower open market volume was primarily due to the shut down of the PM1 containerboard machine in West Monroe, Louisiana and the closure of the White Pigeon, Michigan CRB mill, both in 2020, offset by higher open market volume of SBS. The Company also internalized more paperboard tons.

Loss from Operations decreased due to productivity improvements, including benefits from capital projects, and mix of open market volume offset by commodity inflation, lower open market volume, and higher labor and benefits costs. The commodity inflation was primarily due to higher prices for chemicals, freight, secondary fiber, and energy.

Americas Paperboard Packaging

Net Sales increased due to organic sales growth including conversions to our fiber-based packaging solutions, new product introductions, increased pricing, and favorable foreign currency exchange rates. Higher volumes in foodservice packaging including cups and global beverage were offset by declines in dry foods, cereal, tissue, and frozen foods products. In beverage, volumes increased in most categories including craft and specialty and big beer partially offset by soft drink.

Income from Operations decreased due to commodity inflation and other inflation (primarily labor and benefits) offset by higher volumes including from organic sales growth, higher selling prices and cost savings through continuous improvement and other programs. The commodity inflation was primarily due to higher prices for freight, chemicals, secondary fiber, external board, and energy.

Europe Paperboard Packaging

Net Sales increased due to increased volumes led by beverage and convenience, mix, and favorable foreign currency exchange rates.

Income from Operations increased due to cost savings through continuous improvement and other programs, increased volumes, and mix offset by commodity inflation and higher labor and benefits costs.

First Six Months of 2021 Compared to First Six Months of 2020

Paperboard Mills

Net Sales decreased from prior year due to lower open market volume and mix offset by higher selling prices. Lower open market volume was primarily due to the closure of the White Pigeon, Michigan CRB mill and shut down of the PM1 containerboard machine in West Monroe, Louisiana, both in 2020, and one fewer production and selling day due to leap year. The Company also internalized more paperboard tons.

Loss from Operations decreased due to the impacts of productivity improvements, including benefits from capital projects, and higher prices offset by increased downtime and mitigation costs related to Winter Storm Uri, commodity inflation, and lower open market volume. The commodity inflation was primarily due to higher prices for chemicals, secondary fiber, freight and energy.

Americas Paperboard Packaging

Net Sales increased due to the Greif and Quad acquisitions, new product introductions, organic sales growth including conversions to our paperboard packaging solutions, and favorable foreign currency exchange rates. Higher volumes in foodservice packaging including cups, global beverage, and frozen foods were offset by declines in tissue, dry foods, and cereal products. In beverage, volumes increased in all categories including craft and specialty, big beer, and soft drinks.

Income from Operations decreased due to commodity inflation, other inflation (primarily labor and benefits), downtime and mitigation costs related to Winter Storm Uri, higher levels of maintenance and downtime costs, and one fewer selling day due to leap year, offset by higher volumes including from organic sales growth and acquisitions, cost savings through continuous improvement and other programs, and higher selling prices. The commodity inflation was primarily due to higher prices for freight, chemicals, secondary fiber, external board, and energy.

Europe Paperboard Packaging

Net Sales increased due to increased volumes led by beverage and convenience, mix, and favorable foreign currency exchange rates.

Income from Operations increased due to cost savings through continuous improvement and other programs, increased volumes, and mix offset by commodity inflation and higher labor and benefits costs.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2021	2020
Net Cash Provided by Operating Activities	$305	$144
Net Cash Used in Investing Activities	$(289)	$(389)
Net Cash (Used in) Provided by Financing Activities	$(105)	$181

Net cash provided by operating activities for the first six months of 2021 totaled $305 million compared to $144 million for the same period in 2020. The favorable increase was mainly due to improved working capital compared to the prior year period driven by the Company’s increased utilization of its accounts receivable sale and securitization programs during 2021. Pension contributions for the first six months of 2021 and 2020 were $15 million and $1 million, respectively. In the first quarter of 2021, the Company made a $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing a portion of the excess balance related to the terminated U.S. defined benefit plan.

Net cash used in investing activities for the first six months of 2021 totaled $289 million, compared to $389 million for the same period in 2020. Capital spending was $346 million and $307 million in 2021 and 2020, respectively. In 2020, the Company paid $41 million and $82 million for the Quad and Greif acquisitions, respectively. Net cash receipts related to the accounts receivable securitization and sale programs were $59 million and $48 million in 2021 and 2020, respectively.

Net cash used in financing activities for the first six months of 2021 totaled $105 million, compared to $181 million provided by financing activities for the same period in 2020. Current year activities include a debt drawing of $425 million Incremental Term A-2 Facility and the use of the proceeds, together with cash on hand, to redeem the 4.75% Senior Notes due in 2021. Other current year activities includes an offering of $400 million aggregate principal amount of 0.821% Senior Notes due 2024, and an offering of $400 million aggregate principal amount of 1.512% Senior Notes due 2026. The net proceeds of $800 million were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which is under its senior secured credit facility. The Company also paid $150 million toward the redemption of IP's ownership interest in GPIP. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest, and payments on debt of $9 million. The Company also paid dividends and distributions of $48 million and withheld $14 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company had a debt offering of $450 million aggregate principal amount of 3.50% Senior Notes due 2028. The Company also paid $250 million toward the redemption of IP's ownership interest in GPIP. In the prior year period, the Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock and payments on debt of $18 million. The Company also paid dividends and distributions of $54 million and withheld $9 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in “Note 1 – General Information” in the Notes to Condensed Consolidated Financial Statements, on May 21, 2021, IP exchanged its remaining 22.8 million partnership units for an equivalent number of shares of GPHC common stock. As a result, IP has no ownership interest remaining in GPIP as of May 21, 2021, and GPIL is no longer subject to separate SEC filing requirements. As such, the Company has included Supplemental Guarantor disclosures that were previously included in the GPIL SEC filings effective June 30, 2021.

As further discussed in “Note 3 – Debt” in the Notes to Condensed Consolidated Financial Statements, the Senior Notes issued by GPIL (the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of GPIL other than its foreign subsidiaries and in certain instances by the Company (a Parent guarantee) (collectively "the Gurantors"). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

Other than tax related items, the results of operations, assets, and liabilities for GPHC and GPIL are substantially the same. Therefore, the summarized financial information below is presented on a combined basis, consisting of the Issuer and Subsidiary Guarantors (collectively, the “Obligor Group”), and is presented after the elimination of: (i) intercompany transactions and balances among the Issuer and Subsidiary Guarantors, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

In millions	Six Months Ended June 30, 2021
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$2,835
Cost of Sales	2,421
Income from Operations	164
Net Income	100
(a) Includes Net Sales to Nonguarantor Subsidiaries of $274 million.

In millions	June 30, 2021	December 31, 2020
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,066	$1,131
Noncurrent assets	5,385	5,033
Intercompany receivables from Nonguarantor	330	334
Current liabilities	1,017	1,513
Noncurrent liabilities	4,020	3,411

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures, debt service on its indebtedness, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 3.50% Senior Notes due 2029, 3.50% Senior Notes due 2028, 4.75% Senior Notes due 2027, 1.512% Senior Notes due 2026, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, and 4.875% Senior Notes due 2022 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. Refer to "Note 3 — Debt" in the Notes to Condensed Consolidated Financial Statements for additional information on the Company's availability under its revolving credit facilities.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30,
In millions	2021	2020
Receivables Sold and Derecognized	$1,531	$1,357
Proceeds Collected on Behalf of Financial Institutions	1,421	1,318
Net Proceeds Received From Financial Institutions	100	31
Deferred Purchase Price at June 30(a)	11	10
Pledged Receivables at June 30	158	261
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification For the six months ended June 30, 2021 and 2020, the Company sold receivables of $249 million and $151 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $727 million and $621 million as of June 30, 2021 and December 31, 2020, respectively.

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

Under the terms of the Current Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Fourth Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on April 1, 2021.

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2021, the Company was in compliance with such covenant and the ratio was 3.42 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2021, the Company was in compliance with such covenant and the ratio was 8.94 to 1.00.

As of June 30, 2021, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2021 was $346 million compared to $307 million in the first six months of 2020. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, MI discussed in "Note 13 — Exit Activities" in the Notes to Condensed Consolidated Financial Statements and continued investments made as part of the integration of acquisitions.

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

The Company performed its annual goodwill impairment tests as of October 1, 2020. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 17% and 37%, respectively, whereas all other reporting units exceeded by more than 45%. The Foodservice and Australia reporting units had goodwill totaling $43 million and $15 million, respectively at June 30, 2021. While the Company does not believe that the impact on the business to date of the COVID-19 pandemic has triggered the need to perform an impairment test on goodwill, the Company will continue to assess the impact on its business and will perform its annual goodwill impairment tests as of October 1, 2021.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 — General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2021 is expected to be approximately $725 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2020. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2021. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2020 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2019 share repurchase program announced on January 28, 2019. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2019 share repurchase program. During the second quarter of 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2021, 66.5 million shares had been repurchased as part of a publicly announced program. The maximum number of shares that may be purchased under the 2019 share repurchase program in the future is 8.1 million based on the closing price of the Company's common stock as of June 30, 2021.

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 27, 2021
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 27, 2021
Charles D. Lischer