Form 10-Q
period 2021-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2021-10-26
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of October 25, 2021, there were 307,099,121 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the timing of the closing of the AR Packaging Group AB acquisition, the timing of payments under the Tax Receivable Agreement (as hereinafter defined), startup charges for the new paperboard machine in Kalamazoo, Michigan, the charges relating to the disposal of idle assets, the reclassification of pre-tax gains to earnings, the availability of U.S. federal income tax attributes to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, charges for exit activities, capital investment, depreciation and amortization, interest expense, pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2020 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2021	2020	2021	2020
Net Sales	$1,782	$1,698	$5,168	$4,908
Cost of Sales	1,502	1,442	4,384	4,069
Selling, General and Administrative	128	126	379	394
Other (Income) Expense, Net	(2)	2	2	3
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	33	9	79	48
Income from Operations	121	119	324	394
Nonoperating Pension and Postretirement Benefit Income (Expense)	1	—	4	(151)
Interest Expense, Net	(29)	(32)	(88)	(96)
Income before Income Taxes and Equity Income of Unconsolidated Entity	93	87	240	147
Income Tax Expense	(20)	(8)	(64)	(21)
Income before Equity Income of Unconsolidated Entity	73	79	176	126
Equity Income of Unconsolidated Entity	—	—	1	—
Net Income	73	79	177	126
Net Income Attributable to Noncontrolling Interest	—	(15)	(12)	(23)
Net Income Attributable to Graphic Packaging Holding Company	$73	$64	$165	$103

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.24	$0.23	$0.56	$0.37
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.24	$0.23	$0.56	$0.36

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended September 30,
2021
In millions	Graphic Packaging Holding Company
Net Income	$73
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	4
Pension and Postretirement Benefit Plans	1
Currency Translation Adjustment	(17)
Total Other Comprehensive Loss, Net of Tax	(12)
Total Comprehensive Income	$61

2020
	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income	$64	$13	$2	$79
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	6	1	—	7
Pension and Postretirement Benefit Plans	—	1	(1)	—
Currency Translation Adjustment	24	4	1	29
Total Other Comprehensive Income, Net of Tax	30	6	—	36
Total Comprehensive Income	$94	$19	$2	$115

Nine Months Ended September 30,
2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$165	$12	$177
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	9	1	10
Pension and Postretirement Benefit Plans	21	—	21
Currency Translation Adjustment	(16)	—	(16)
Total Other Comprehensive Income, Net of Tax	14	1	15
Total Comprehensive Income	$179	$13	$192

2020
	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income (Loss)	$103	$26	$(3)	$126
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	7	1	—	8
Pension and Postretirement Benefit Plans	114	33	9	156
Currency Translation Adjustment	(10)	(3)	—	(13)
Total Other Comprehensive Income, Net of Tax	111	31	9	151
Total Comprehensive Income	$214	$57	$6	$277

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$67	$179
Receivables, Net	643	654
Inventories, Net	1,181	1,128
Other Current Assets	78	59
Total Current Assets	1,969	2,020
Property, Plant and Equipment, Net	4,020	3,560
Goodwill	1,539	1,478
Intangible Assets, Net	446	437
Other Assets	314	310
Total Assets	$8,288	$7,805

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$22	$497
Accounts Payable	890	825
Compensation and Employee Benefits	166	213
Other Accrued Liabilities	421	321
Total Current Liabilities	1,499	1,856
Long-Term Debt	4,132	3,147
Deferred Income Tax Liabilities	416	540
Accrued Pension and Postretirement Benefits	102	130
Other Noncurrent Liabilities	285	292

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 307,071,620 and 267,726,373 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Capital in Excess of Par Value	2,032	1,715
Retained Earnings (Accumulated Deficit)	51	(48)
Accumulated Other Comprehensive Loss	(232)	(246)
Total Graphic Packaging Holding Company Shareholders' Equity	1,854	1,424
Noncontrolling Interest	—	416
Total Equity	1,854	1,840
Total Liabilities and Shareholders' Equity	$8,288	$7,805

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income
In millions, except share amounts	Shares	Amount				Noncontrolling Interest	Total Equity
Balances at December 31, 2020	267,726,373	$3	$1,715	$(48)	$(246)	$416	$1,840
Net Income	—	—	—	54	—	8	62
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	1	4
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	(4)	(1)	(5)
Reduction of IP's Ownership Interest	15,307,000	—	70	—	—	(216)	(146)
Dividends Declared	—	—	—	(21)	—	—	(21)
Distribution of Membership Interest	—	—	—	—	—	(4)	(4)
Recognition of Stock-Based Compensation, Net	—	—	(3)	—	—	—	(3)
Issuance of Shares for Stock-Based Awards	1,168,394	—	—	—	—	—	—
Balances at March 31, 2021	284,201,767	$3	$1,782	$(15)	$(237)	$204	$1,737
Net Income	—	—	—	38	—	4	42
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	5	1	6
Reduction of IP's Ownership Interest	22,773,072	—	241	—	—	(207)	34
Dividends Declared	—	—	—	(22)	—	—	(22)
Distribution of Membership Interest	—	—	—	—	—	(2)	(2)
Recognition of Stock-Based Compensation, Net	—	—	7	—	—	—	7
Issuance of Shares for Stock-Based Awards	70,868	—	—	—	—	—	—
Balances at June 30, 2021	307,045,707	$3	$2,030	$1	$(220)	$—	$1,814
Net Income	—	—	—	73	—	—	73
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	4	—	4
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	(17)	—	(17)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	2	—	—	—	2
Issuance of Shares for Stock-Based Awards	25,913	—	—	—	—	—	—
Balances at September 30, 2021	307,071,620	$3	$2,032	$51	$(232)	$—	$1,854

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
In millions, except share amounts	Shares	Amount
Balances at December 31, 2019	290,246,907	$3	$1,877	$56	$(367)	$488	$2,057	$304
Net Loss	—	—	—	(13)	—	(2)	(15)	(5)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(1)	—	(1)	—
Pension and Postretirement Benefit Plans	—	—	—	—	114	32	146	9
Currency Translation Adjustment	—	—	—	—	(46)	(10)	(56)	(1)
Repurchase of Common Stock(a)	(9,667,034)	—	(53)	(71)	—	—	(124)	—
Dividends Declared	—	—	—	(21)	—	—	(21)	—
Redemption of IP's Ownership Interest	—	—	—	—	—	—	—	(250)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	18	—	—	—	18	(18)
Tax Effect of IP Redemption	—	—	7	—	—	—	7
Distribution of Membership Interest	—	—	—	—	—	(5)	(5)	(1)
Recognition of Stock-Based Compensation, Net	—	—	4	—	—	—	4	—
Issuance of Shares for Stock-Based Awards	788,561	—	—	—	—	—	—	—
Balances at March 31, 2020	281,368,434	$3	$1,853	$(49)	$(300)	$503	$2,010	$38
Net Income	—	—	—	52	—	15	67	—
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2	—
Pension and Postretirement Benefit Plans	—	—	—	—	—	—	—	1
Currency Translation Adjustment	—	—	—	—	12	3	15	—
Repurchase of Common Stock(b)	(2,622,283)	—	(14)	(19)	—	—	(33)	—
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	(5)	—	—	—	(5)	5
Dividends Declared	—	—		(21)	—	.	(21)	—
Distribution of Membership Interest	—	—	—	—	—	(5)	(5)	—
Recognition of Stock-Based Compensation, Net	—	—	7	—	—	—	7	—
Issuance of Shares for Stock-Based Awards	93,381	—	—	—	—	—	—	—
Balances at June 30, 2020	278,839,532	$3	$1,841	$(37)	$(286)	$516	$2,037	$44
Net Income	—	—	—	64	—	13	77	2
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	6	1	7	—
Pension and Postretirement Benefit Plans	—	—	—	—	—	1	1	(1)
Currency Translation Adjustment	—	—	—	—	24	4	28	1
Repurchase of Common Stock(c)	(6,607,221)	—	(36)	(58)	—	—	(94)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	(1)	—	—	—	(1)	1
Redemption of IP's Ownership Interest	—	—	(87)	—	—	(124)	(211)	(46)
Tax Effect of IP Redemption	—	—	9	—	—	—	9	—
Dividends Declared	—	—	—	(21)	—	—	(21)	—
Distribution of Membership Interest	—	—	—	—	—	(5)	(5)	(1)
Recognition of Stock-Based Compensation, Net	—	—	7	—	—	—	7	—
Issuance of Shares for Stock-Based Awards	4,533	—	—	—	—	—	—	—
Balances at September 30, 2020	272,236,844	$3	$1,733	$(52)	$(256)	$406	$1,834	$—
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

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$177	$126
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	356	357
Deferred Income Taxes	45	(6)
Amount of Postretirement Expense (Less) Greater Than Funding	(23)	145
Other, Net	79	31
Changes in Operating Assets and Liabilities	(175)	(264)
Net Cash Provided by Operating Activities	459	389

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(566)	(403)
Packaging Machinery Spending	(22)	(23)
Acquisition of Businesses, Net of Cash Acquired	(292)	(121)
Beneficial Interest on Sold Receivables	97	86
Beneficial Interest Obtained in Exchange for Proceeds	(6)	(7)
Other, Net	(3)	(9)
Net Cash Used in Investing Activities	(792)	(477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	(247)
Proceeds from Issuance of Debt	1,586	800
Retirement of Long-Term Debt	(1,226)	—
Payments on Debt	(13)	(27)
Redemption of Noncontrolling Interest	(150)	(500)
Borrowings under Revolving Credit Facilities	2,876	2,181
Payments on Revolving Credit Facilities	(2,700)	(2,123)
IP Tax Receivable Agreement Payment	(43)	—
Repurchase of Common Stock related to Share-Based Payments	(15)	(9)
Debt Issuance Costs	(16)	(12)
Dividends and Distributions Paid to GPIP Partner	(71)	(80)
Other, Net	(5)	10
Net Cash Provided by (Used in) Financing Activities	223	(7)
Effect of Exchange Rate Changes on Cash	(2)	(2)
Net Decrease in Cash and Cash Equivalents	(112)	(97)
Cash and Cash Equivalents at Beginning of Period	179	153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67	$56

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$94	$103
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$58	$55
Non-cash Financing Activities:
Non-cash Exchange of Stock Issuance for Redemption of Noncontrolling Interest	$(652)	$—

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

In connection with both the February 19, 2021 and May 21, 2021 exchanges, pursuant to elections under Section 754 of the Internal Revenue Code, the Company expects to obtain an increase with respect to the tax basis in the assets of GPIP and certain of its subsidiaries. As a result, payments pursuant to the Tax Receivable Agreement (“TRA”), executed in connection with the formation of the partnership on January 1, 2018, are required. The TRA provides for the payment by the Company to IP of 50% of the present value of any tax benefits projected to be realized by the Company upon IP’s exchange of its membership interest into GPHC stock. As such, the Company recorded TRA liabilities of $43 million and $66 million, for the February 19, 2021 and May 21, 2021 exchanges, respectively. The TRA liabilities were recorded through adjustments to Capital in Excess of Par Value during the first and second quarters of 2021, respectively. In accordance with the terms of the TRA, the Company settled the liability for the February exchange during the third quarter and expects the liability for the May exchange to be settled during the fourth quarter of 2021. Additionally, the Company recorded an adjustment through Capital in Excess of Par Value to decrease its net domestic Deferred Tax Liability (“DTL”) by $58 million in connection with the February exchange and $109 million in connection with the May exchange. The decrease in the DTL reflects the change in the outside basis difference associated with the Company’s investment in the partnership and includes the impact of the tax basis step up triggered by the exchanges pursuant to Section 754 of the Internal Revenue Code in addition to other changes to book and tax basis as a result of the Company’s increased ownership interest in the partnership.

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

Revenue Recognition

The Company has two primary activities, manufacturing and converting paperboard, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 11 — Segment Information." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended September 30, 2021 and 2020, the Company recognized $1,775 million and $1,691 million, respectively, of revenue from contracts with customers. For the nine months ended September 30, 2021 and 2020, the Company recognized $5,151 million and $4,891 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of September 30, 2021 and December 31, 2020, contract assets were $15 million and $15 million, respectively. The Company's contract liabilities consist principally of rebates, and as of September 30, 2021 and December 31, 2020 were $60 million and $56 million, respectively.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,
In millions	2021	2020
Receivables Sold and Derecognized	$2,230	$2,077
Proceeds Collected on Behalf of Financial Institutions	2,202	2,029
Net Proceeds Received From Financial Institutions	39	37
Deferred Purchase Price at September 30(a)	8	10
Pledged Receivables at September 30	154	267
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company also participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2021 and 2020, the Company sold receivables of $493 million and $238 million, respectively, related to these factoring arrangements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $661 million and $621 million as of September 30, 2021 and December 31, 2020, respectively.

Share Repurchases and Dividends

During the first nine months of 2021, the Company's board of directors declared three regular quarterly dividends of $0.075 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 25, 2021	March 15, 2021	April 5, 2021
May 26, 2021	June 15, 2021	July 5, 2021
July 29, 2021	September 15, 2021	October 5, 2021

On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first nine months of 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. During the nine months ended September 30, 2020, the Company repurchased 18,896,538 shares of its common stock at an average price of $13.31 under the 2019 share repurchase program. As of September 30, 2021, the Company has $147 million available for additional repurchases under the 2019 share repurchase program.

Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Charges Associated with Business Combinations	$25	$1	$48	$(3)
Shutdown and Other Special Charges	5	4	20	30
Exit Activities(a)	3	4	11	21
Total	$33	$9	$79	$48
(a) Relates to the Company's CRB mills, converting facility closures and the PM1 containerboard machine exit activities (see "Note 14 — Exit Activities").

2021

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. Severance, retention, and other charges associated with this project are included in Exit Activities in the table above in the three and nine months ended September 30, 2021 and 2020. For more information, see "Note 14 — Exit Activities." The Company also expects to incur start-up charges of approximately $15 million for the new CRB paper machine in 2021. These start-up charges are included in Exit Activities in the table above.

During 2019, the Company began a three-year program to dismantle and dispose of idle and abandoned assets primarily at the paperboard mills. Charges related to this program during the three months ended September 30, 2021 and 2020 were $4 million. Charges related to this program during the nine months ended September 30, 2021 and 2020 were $13 million and $8 million, respectively. Expected charges for this program for 2021 are approximately $26 million. Charges associated with this program are included in Shutdown and Other Special Charges in the table above.

On May 12, 2021, the Company announced its intent to acquire all of the shares of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging, for approximately $1.45 billion in cash, subject to customary adjustments. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. The $1.45 billion acquisition price will be paid in Euros at close. As such, on May 14, 2021, the Company entered into deal contingent, foreign exchange forward contracts, with no upfront cash cost, to hedge 700 million Euros of the acquisition price. These forward contracts expire if the deal terminates or does not close by May 13, 2022 and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized gains and losses resulting from these contracts are recognized in earnings and are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 7 — Financial Instruments and Fair Value Measurement." The Company expects the AR Packaging acquisition to close in early November 2021.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton, Inc. (“Americraft”), the largest remaining independent folding carton converter in North America for $292 million subject to customary working capital true-up. The acquisition included seven converting facilities across the United States and is reported within the Americas Paperboard Packaging reportable segment. Charges associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 3 — Business Combinations."

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

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 14 — Exit Activities."

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

In June 2020, the Company made the decision to close certain converting facilities that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed during 2020. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 14 — Exit Activities."

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2021	December 31, 2020
Finished Goods	$445	$471
Work in Progress	154	133
Raw Materials	397	349
Supplies	185	175
Total	$1,181	$1,128

NOTE 3 — BUSINESS COMBINATIONS

On July 1, 2021, the Company acquired substantially all of the assets of Americraft. The Company paid approximately $292 million, subject to customary working capital adjustments using existing cash and borrowings under its revolving credit facility. The acquisition included seven converting facilities across the United States.

The purchase price for Americraft has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date and is subject to adjustments in subsequent periods as management finalizes its purchase price allocation, including the third-party valuations. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisition was made to continue to expand its product offering, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint. The assigned goodwill, which is deductible for tax purposes, will be reported within the Americas Paperboard Packaging reportable segment.

The preliminary purchase price allocation as of September 30, 2021 is as follows:

In millions	Amounts Recognized as of Acquisition Date
Purchase Price	$292

Receivables, Net	22
Inventories, Net	37
Property, Plant and Equipment, Net	126
Intangible Assets, Net(a)	54
Other Assets	1
Total Assets Acquired	240
Current Liabilities	12
Total Liabilities Assumed	12
Net Assets Acquired	228
Goodwill	64
Total Estimated Fair Value of Net Assets Acquired	$292
(a) Intangible Assets, Net, consists of Customer Relationships with a weighted average life of approximately 15 years.

As disclosed in "Note 1 — General Information," the Company completed the Quad and Greif, Inc. acquisitions in 2020. The Company paid approximately $41 million for the Quad acquisition and $80 million for the Greif acquisition using existing cash and borrowings under its revolving credit facility. During the first quarter of 2021, the acquisition accounting for Quad was finalized and during the second quarter of 2021, the acquisition accounting for Greif was finalized.

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

On April 1, 2021, GPIL entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) to extend the maturity date of certain of its senior secured term loan facilities and senior secured revolving credit facilities and to amend certain other terms of the agreement, including revised debt covenants and collateral requirements. Under the terms of the agreement, $975 million of the Company’s senior secured term loan facilities remains outstanding. The Company added approximately $400 million to its senior secured revolving credit facilities. $550 million of the senior secured term loan facilities and all of the senior secured revolving credit facility loans continue to bear interest at a floating rate per annum ranging from LIBOR plus 1.25% to LIBOR plus 2.00%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from January 1, 2023 to April 1, 2026. $425 million of the senior secured term loan facilities continue to bear interest at a fixed rate per annum equal to 2.67% and mature on their originally scheduled maturity date of January 14, 2028.

On July 22, 2021, GPIL entered into an Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement for a Farm Credit System incremental term loan (the “Incremental Term A-3 Facility”). The Incremental Term A-3 Facility is a senior secured term loan in the aggregate principal amount of $250 million maturing on July 22, 2028. The Incremental Term A-3 Facility bears interest at a floating rate ranging from LIBOR plus 1.50% to LIBOR plus 2.25%, determined using a pricing grid based upon GPIL’s consolidated leverage ratio. As long as the Incremental Term A-3 Facility is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan. The Incremental Term A-3 Facility is governed by the same covenants as are set forth in the Amended and Restated Credit Agreement and is secured by a first priority lien and security interest in certain assets of GPIL.

On July 23, 2021, GPIL entered into Amendment No. 1 to the Amended and Restated Credit Agreement and the Fourth Amended and Restated Guarantee and Collateral Agreement and Incremental Facility Amendment (the “First Amendment”). The First Amendment provides for a delayed draw term loan facility in an aggregate amount of €210 million and a €25 million increase to the existing Euro-denominated revolving credit facility. The new term loan facility matures on April 1, 2026, is available to be drawn on or before May 12, 2022, and bears interest at a floating rate ranging from LIBOR plus 1.125% to LIBOR plus 1.75%, determined using a pricing grid based upon GPIL’s consolidated total leverage ratio from time to time. The new term loan facility is governed by the same covenants as set forth in the Fourth Amended and Restated Credit Agreement and is secured by a first priority lien and security interest in certain assets of GPIL.

On September 29, 2021, GPIL completed a $100 million tax-exempt green bond transaction through the Michigan Strategic Fund’s Private Activity Bond Program (the “Green Bonds”). The Green Bonds are special limited obligations of the Michigan Strategic Fund, as issuer, payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Michigan Strategic Fund and GPIL. The Green Bonds mature in 2061 and include mandatory purchase on October 1, 2026. The Green Bonds were issued at a price of 110.99% and bear interest at an annual rate of 4.0%. The equivalent yield is 1.70%. The net proceeds of $109.5 million were used to fund a portion of its spend on the CRB platform optimization project that includes the construction of a new CRB machine at its Kalamazoo, Michigan mill. The bonds have been designated as Green Bonds primarily because the proceeds will be used to finance a solid waste disposal/recycling facility resulting in diversion of waste from landfills. In addition to the solid waste recycling aspect, the project improves the environmental footprint of its CRB mill system through expected reductions in water usage, energy consumption and greenhouse gas emissions.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	September 30, 2021	December 31, 2020
Senior Notes with interest payable semi-annually at 4.75%(a)	$—	$425
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.89%, payable in 2022(a)	250	250
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.83%, payable in 2024(b)	400	—
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.15%, payable in 2024(a)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(b)	400	—
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.81%, payable in 2027(b)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2028(b)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2029(b)	350	350
Green Bond net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(b)	111	—
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(b)	425	—
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (1.83% at September 30, 2021), effective rate of 1.85%, payable in 2028(b)	250	—
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.58% at September 30, 2021) payable through 2026(b)	547	1,360
Senior Secured Revolving Facilities with interest payable at floating rates (1.59% at September 30, 2021) payable in 2026(b)(c)	258	84
Finance Leases and Financing Obligations	136	139
Other	3	5
Total Long-Term Debt	4,180	3,663
Less: Current Portion	20	494
Total Long-Term Debt Excluding Current Portion	4,160	3,169
Less: Unamortized Deferred Debt Issuance Costs	28	22
Total	$4,132	$3,147
(a) Guaranteed by GPHC and certain domestic subsidiaries.
(b) Guaranteed by GPIP and certain domestic subsidiaries.
(c) The effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 1.57% and 2.06% as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,850	$174	$1,652
Senior Secured International Revolving Credit Facility	212	85	127
Other International Facilities	53	5	48
Total	$2,115	$264	$1,827
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $24 million as of September 30, 2021. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2021 and 2022 unless extended.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Fourth Amended and Extended Credit Agreement and the indentures governing the 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 0.821% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of September 30, 2021, the Company was in compliance with the covenants in the Fourth Amended and Restated Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of September 30, 2021, there were 11.4 million shares remaining available to be granted under the 2014 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs granted to employees generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. RSUs and RSAs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. RSAs issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and RSAs granted in the first nine months of 2021 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,621,586	$16.02
Stock Awards — Board of Directors	55,055	$17.80

During the nine months ended September 30, 2021 and 2020, $21 million and $27 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2021 and 2020, 1.2 million and 0.8 million shares were issued, respectively. The shares issued were primarily related to RSUs granted to employees during 2018 and 2017, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Components of Net Periodic Cost:
Service Cost	$3	$4	$11	$12
Interest Cost	3	3	7	10
Expected Return on Plan Assets	(6)	(4)	(15)	(16)
Net Settlement Loss	—	—	—	153
Amortization:
Actuarial Loss	2	1	4	4
Net Periodic Cost	$2	$4	$7	$163

Employer Contributions

The Company made contributions of $30 million and $16 million to its pension plans during the first nine months of 2021 and 2020 respectively. In the first quarter of 2021, the Company made a $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing a portion of the excess balance related to the terminated U.S. defined benefit plan. Excluding this $14 million transfer, the Company expects to make contributions in the range of $15 million to $20 million for the full year of 2021. During 2020, the Company made $19 million of contributions to its pension plans.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of September 30, 2021:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first nine months of 2021 and 2020, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 33%, and 10% of its expected natural gas usage for the remainder of 2021 and all of 2022, respectively.

During the first nine months of 2021 and 2020, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At September 30, 2021, multiple forward exchange contracts existed that expire on various dates through the remainder of 2021. Those purchased forward exchange contracts outstanding at September 30, 2021 and December 31, 2020, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2021 and December 31, 2020, had notional amounts totaling $22 million and $102 million, respectively.

No amounts were reclassified to earnings during the first nine months of 2021 or during 2020 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2021 and December 31, 2020, multiple foreign currency forward exchange contracts existed, with maturities ranging up to twelve months. Those foreign currency exchange contracts outstanding at September 30, 2021 and December 31, 2020, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2021 and December 31, 2020, had net notional amounts totaling $117 million and $80 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2021, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	September 30,	December 31,	September 30,	December 31,
In millions	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$2	$6
Foreign currency contracts	1	—	—	3
Commodity contracts	9	2	—	—
Total Derivatives	$10	$2	$2	$9
(a) Derivative assets of $9 million and $2 million are included in Other Current Assets as of September 30, 2021 and December 31, 2020, respectively. Derivative assets of $1 million is included in Other Noncurrent Assets as of September 30, 2021.
(b) Derivative liabilities of $2 million and $9 million are included in Other Accrued Liabilities as of September 30, 2021 and December 31, 2020, respectively.

The fair values of the Company’s other financial assets and liabilities at September 30, 2021 and December 31, 2020 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $4,095 million and $3,625 million as compared to the carrying amounts of $4,044 million and $3,524 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020		2021	2020	2021	2020
Commodity Contracts	$(6)	$5	$(11)	$8	Cost of Sales	$(3)	$1	$(4)	$6
Foreign Currency Contracts	—	1	(2)	(2)	Other (Income) Expense, Net	1	—	2	(1)
Interest Rate Swap Agreements	—	—	—	6	Interest Expense, Net	1	2	4	5
Total	$(6)	$6	$(13)	$12	Total	$(1)	$3	$2	$10

The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2021	2020	2021	2020
Foreign Currency Contracts	Other (Income) Expense , Net	$(1)	$5	$(5)	$3
Deal Contingent Foreign Exchange Forward	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	21	—	38	—
Total		$20	$5	$33	$3

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2021:

In millions
Balance at December 31, 2020	$(7)
Reclassification to Earnings	2
Current Period Change in Fair Value	13
Balance at September 30, 2021	$8

At September 30, 2021, the Company expects to reclassify $7 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

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

During the nine months ended September 30, 2021, the Company recognized Income Tax Expense of $64 million on Income before Income Taxes of $240 million. The effective tax rate for the nine months ended September 30, 2021 was different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions with and without a valuation allowance. In addition, during the second quarter, the Company recorded discrete tax expense of $3 million related to the remeasurement of the net deferred tax liability for its UK subsidiaries due to the statutory tax rate increase enacted and $5 million related to the remeasurement of deferred tax assets for executive compensation as a result of IP’s exchange of its remaining shares in GPIP during the period. The Company also recorded a discrete tax benefit of $7 million related to tax credit and other provision to return adjustments related to the 2020 U.S. federal income tax return during the third quarter.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2020, the Company recognized Income Tax Expense of $21 million on Income before Income Taxes of $147 million. The effective tax rate for the nine months ended September 30, 2020 was different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during the nine months ended September 30, 2020, the Company recorded discrete benefits of $8 million and $4 million related to the release of valuation allowances against the net deferred tax assets of two of its wholly owned subsidiaries in Canada as a result of tax planning and the tax effect of tax credit and other provision to return adjustments related to the 2019 U.S. federal income tax return, respectively.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees, and corrugated products and ink supply. Payments to IP for the nine months ended September 30, 2021 for fiber procurement fees and corrugated products were $4 million (related to pass through wood purchases of $81 million) and $13 million, respectively. Payments to IP for the nine months ended September 30, 2020 for fiber procurement fees and corrugated products were $9 million (related to pass through wood purchases of $154 million) and $22 million, respectively. As discussed in Note 1, IP has no ownership interest remaining in GPIP as of May 21, 2021.

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
NET SALES:
Paperboard Mills	$251	$241	$732	$744
Americas Paperboard Packaging	1,291	1,215	3,697	3,492
Europe Paperboard Packaging	198	194	616	554
Corporate/Other/Eliminations(a)	42	48	123	118
Total	$1,782	$1,698	$5,168	$4,908

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$14	$(35)	$(31)	$(93)
Americas Paperboard Packaging	107	141	336	493
Europe Paperboard Packaging	17	15	64	48
Corporate and Other(b)	(17)	(2)	(45)	(54)
Total	$121	$119	$324	$394

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$61	$64	$175	$190
Americas Paperboard Packaging	47	40	130	120
Europe Paperboard Packaging	8	11	30	30
Corporate and Other	6	6	21	17
Total	$122	$121	$356	$357
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2021	2020	2021	2020
Net Income Attributable to Graphic Packaging Holding Company	$73	$64	$165	$103
Weighted Average Shares:
Basic	308.3	277.0	293.2	281.9
Dilutive Effect of RSUs	0.7	0.7	0.8	0.8
Diluted	309.0	277.7	294.0	282.7
Earnings Per Share — Basic	$0.24	$0.23	$0.56	$0.37
Earnings Per Share — Diluted	$0.24	$0.23	$0.56	$0.36

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the nine months ended September 30, 2021:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2020	$(13)	$(139)	$(94)	$(246)
Other Comprehensive Income (Loss) before Reclassifications	8	19	(16)	11
Amounts Reclassified from Accumulated Other Comprehensive Income (a)	2	2	—	4
Net Current-period Other Comprehensive Income (Loss)	10	21	(16)	15
Less:
Net Current-period Other Comprehensive Income Attributable to Noncontrolling Interest	(1)	—	—	(1)
Balance at September 30, 2021	$(4)	$(118)	$(110)	$(232)
(a) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following represents reclassifications out of Accumulated Other Comprehensive Loss for the nine months ended September 30, 2021:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(4)		Cost of Sales
Foreign Currency Contracts	2		Other (Income) Expense, Net
Interest Rate Swap Agreements	4		Interest Expense, Net
	$2		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$4	(a)
	$4		Total before Tax
	(1)		Tax Expense
	$3		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$4
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 14 — EXIT ACTIVITIES

During 2019, the Company announced its plans to invest in a CRB platform optimization project, which included an investment in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of these smaller CRB mills at least through 2022.

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

During the nine months ended September 30, 2021 and 2020, the Company recorded $25 million and $42 million of exit costs, respectively, associated with these restructurings. These costs are included in the Corporate and Other caption in "Note 11 — Segment Information." Other costs associated with the start-up of the new CRB paper machine will be recorded in the period in which they are incurred.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the costs incurred during the three and nine months ended September 30, 2021 and 2020 related to these restructurings:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
In millions	Location in Statement of Operations	2021	2020	2021	2020
Severance costs and other(a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$3	$1	$11	$8
Accelerated depreciation	Cost of Sales	4	5	14	21
Inventory and asset write-offs	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	—	3	—	13
Total		$7	$9	$25	$42
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2020	$12
Costs incurred	11
Payments	(10)
Adjustments(a)	(3)
Balance at September 30, 2021	$10
(a) Adjustments related to changes in estimates of severance costs.

In conjunction with the CRB platform optimization project and closure of the smaller CRB Mill, the Company currently expects to incur charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $55 million. Additionally, the Company expects to incur start-up charges of approximately $15 million for the new CRB paper machine in 2021. Through September 30, 2021, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $12 million, accelerated depreciation of $42 million, and start-up charges for the new CRB paper machine of $12 million.

For the closures of the White Pigeon, Michigan CRB mill and the shutdown of the PM1 containerboard machine in West Monroe, Louisiana, the Company has incurred cumulative exit activity charges for post-employment benefits of $2 million and accelerated depreciation of $17 million through September 30, 2021. The Company does not expect to incur any additional significant charges related to these closures.

NOTE 15 — SUBSEQUENT EVENTS

On October 6, 2021, GPIL entered into a $400 million Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement (the "Incremental Term A-4 Facility"). The Incremental Term A-4 Facility has a delayed draw feature, and the Company expects to fund the new term loan on October 29, 2021. The Incremental Term A-4 Facility is collateralized by the same assets as GPIL’s Senior Secured Facilities on a pari passu basis. The Incremental Term A-4 Facility will bear interest at a floating rate per annum equal to the Base Rate, the Eurocurrency Rate plus 0.875%, or the Daily Floating LIBOR Rate plus 0.875%, as selected by the Company. The loan matures on the earlier of fifteen months after the funding date, or upon issuing bonds or similar financing in an amount yielding at least $350 million.

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

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first nine months of 2021 by $229 million, compared to the first nine months of 2020 due to higher commodity inflation costs ($189 million), labor and benefits ($35 million) and other costs, net ($5 million). Commodity inflation was primarily due to chemicals ($52 million), freight ($56 million), secondary fiber ($26 million), external board ($20 million), energy ($21 million), wood ($5 million), pallets ($4 million), and other costs ($5 million).

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

COVID-19 Pandemic. Many uncertainties remain regarding the current coronavirus (“COVID-19”) pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While the COVID-19 pandemic has not materially impacted the Company's overall business, operations, or financial results to date, it may have far-reaching impacts on many aspects of the Company's operations, including impacts on customer and consumer behaviors, business and manufacturing operations, inventory, accounts receivable, the Company’s employees, and the market generally. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business accordingly, such as to match the Company's supply with demand by adjusting mill maintenance outages and taking market downtime where appropriate.

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

In addition, the Company’s sales are driven by consumer buying habits in the markets its customers serve. Recently, the Company has seen net organic sales growth driven by the consumers' desire for sustainable packaging solutions and increased at home consumption. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $4,154 million of outstanding debt obligations as of September 30, 2021. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Fourth Amended and Restated Credit Agreement and the indentures governing the 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 0.821% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Fourth Amended and Restated Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Fourth Amended and Restated Credit Agreement and the Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF THIRD QUARTER 2021 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended September 30, 2021 increased $84 million or 5% to $1,782 million from $1,698 million for the three months ended September 30, 2020 due to the acquisition of Americraft in Q3 2021, higher pricing, increased volume from conversions to fiber-based packaging solutions and new product introductions, mix, and favorable foreign exchange partially offset by lower core converting and open market volume.

•Income from Operations for the three months ended September 30, 2021 increased $2 million or 2% to $121 million from $119 million for the three months ended September 30, 2020 due to higher prices and cost savings from continuous improvement and other programs, the timing of annual outages, and lower variable incentives offset by unfavorable commodity inflation and other inflation (primarily labor and benefits) and lower core converting and open market volume.

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

•On May 12, 2021, the Company announced its intent to acquire all of the shares of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging, for approximately $1.45 billion in cash, subject to customary adjustments. The $1.45 billion acquisition price will be paid in Euros at close. As such, on May 14, 2021, the Company entered into deal contingent, foreign exchange forward contracts, with no upfront cash cost, to hedge 700 million Euros of the acquisition price. These forward contracts expire if the deal terminates or does not close by May 13, 2022 and are accounted for as derivatives under ASC 815, Derivatives and Hedging. The Company expects the AR Packaging acquisition to close in early November 2021.

•On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton, Inc. (“Americraft”), the largest remaining independent folding carton converter in North America for $292 million subject to customary working capital true-up. The acquisition included seven converting facilities across the United States and is reported within the Americas Paperboard Packaging reportable segment.

Share Repurchases and Dividends

•On July 29, 2021, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on October 5, 2021 to shareholders of record as of September 15, 2021.

•On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first nine months of 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. During the nine months ended September 30, 2020, the Company repurchased 18,896,538 shares of its common stock at an average price of $13.31 under the 2019 share repurchase program. As of September 30, 2021, the Company has $147 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Net Sales	$1,782	$1,698	$5,168	$4,908
Income from Operations	121	119	324	394
Nonoperating Pension and Postretirement Benefit Income (Expense)	1	—	4	(151)
Interest Expense, Net	(29)	(32)	(88)	(96)
Income before Income Taxes and Equity Income of Unconsolidated Entity	93	87	240	147
Income Tax Expense	(20)	(8)	(64)	(21)
Income before Equity Income of Unconsolidated Entity	73	79	176	126
Equity Income of Unconsolidated Entity	—	—	1	—
Net Income	$73	$79	$177	$126

THIRD QUARTER 2021 COMPARED WITH THIRD QUARTER 2020

Net Sales

	Three Months Ended September 30,
In millions	2021	2020	Increase	Percent Change
Consolidated	$1,782	$1,698	$84	5%

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2020	Price	Volume/Mix	Exchange	Total	2021
Consolidated	$1,698	$53	$20	$11	$84	$1,782

The Company’s Net Sales for the three months ended September 30, 2021 increased by $84 million or 5% to $1,782 million from $1,698 million for the three months ended September 30, 2020 due to $54 million of net sales related to the Americraft acquisition in the third quarter of 2021, higher pricing, increased volume from conversions to fiber-based packaging solutions and new product introductions, mix, and favorable foreign exchange, primarily the British Pound and Canadian dollar partially offset by lower core converting and open market volume. Core converting volumes were down driven by dry foods, frozen pizza, and cereal offset by increased volumes in foodservice packaging.

Income from Operations

	Three Months Ended September 30,
In millions	2021	2020	Increase	Percent Change
Consolidated	$121	$119	$2	2%

The components of the change in Income from Operations are as follows:

	Three Months Ended September 30,
		Variances
In millions	2020	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2021
Consolidated	$119	$53	$(6)	$(101)	$(1)	$57	$2	$121
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended September 30, 2021 increased $2 million or 2% to $121 million from $119 million for the three months ended September 30, 2020 due to higher prices and cost savings from continuous improvement and other programs, the timing of annual outages, and lower variable incentives offset by unfavorable commodity inflation and other inflation (primarily labor and benefits) and lower core converting and open market volume.

Inflation increased for the three months ended September 30, 2021 by $101 million due to commodity inflation of $88 million, labor and benefits of $12 million, and other inflation of $1 million. Commodity inflation was primarily due to freight ($21 million), chemicals ($17 million), external board ($12 million), energy ($11 million), secondary fiber ($16 million), wood ($9 million), and other costs ($2 million).

Interest Expense, Net

Interest Expense, Net was $29 million and $32 million for the three months ended September 30, 2021 and 2020, respectively. Interest Expense, Net decreased due to lower effective interest rates, partly offset by an increase in debt balances as compared to the same period in the prior year. As of September 30, 2021, approximately 21% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2021, the Company recognized Income Tax Expense of $20 million on Income before Income Taxes of $93 million. The effective tax rate for the three months ended September 30, 2021 is different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions with and without a valuation allowance, and due to discrete tax benefits recorded during the period of $7 million related to tax credit and other return to provision adjustments related to the 2020 U.S. federal income tax return.

During the three months ended September 30, 2020, the Company recognized Income Tax Expense of $8 million on Income before Income Taxes of $87 million. The effective tax rate for the three months ended is different than the statutory rate primarily due to the mix and levels of earnings between foreign and domestic tax jurisdictions with and without a valuation allowance. In addition, during the three months ended September 30, 2020, the Company recorded discrete benefits of $8 million and $4 million related to the release of valuation allowances against the net deferred tax assets of two of its wholly owned subsidiaries in Canada as a result of tax planning and the tax effect of tax credit and other provision to return adjustments related to the 2019 U.S. federal income tax return, respectively.

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

FIRST NINE MONTHS 2021 COMPARED WITH FIRST NINE MONTHS 2020

Net Sales

	Nine Months Ended September 30,
In millions	2021	2020	Increase	Percent Change
Consolidated	$5,168	$4,908	$260	5%

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2020	Price	Volume/Mix	Exchange	Total	2021
Consolidated	$4,908	$64	$129	$67	$260	$5,168

The Company’s Net Sales for the nine months ended September 30, 2021 increased by $260 million or 5% to $5,168 million from $4,908 million for the nine months ended September 30, 2020 due to net sales of $114 million from acquisitions including Americraft in the third quarter of 2021 and Greif and Quad in 2020, organic sales growth including conversions to our fiber-based packaging solutions and new product introductions, higher selling prices primarily in the third quarter of 2021, and favorable foreign exchange rates, primarily the British Pound, Euro, Canadian dollar, and the Australian dollar partially offset by lower volumes of our open market sales. The higher selling prices are the result of announced price increases, which benefit from market and inflationary pass throughs in the converting business. Core converting volumes were up primarily in foodservice packaging including cups, beverage, dairy products, and bakery offset by decreases in dry foods, cereal, tissue, and frozen pizza.

Income from Operations

	Nine Months Ended September 30,
In millions	2021	2020	Decrease	Percent Change
Consolidated	$324	$394	$(70)	(18)%

The components of the change in Income from Operations are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2020	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2021
Consolidated	$394	$64	$14	$(229)	$6	$75	$(70)	$324
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the nine months ended September 30, 2021 decreased $70 million or 18% to $324 million from $394 million for the nine months ended September 30, 2020. Decreases were due to unfavorable commodity and other inflation, primarily labor and benefits and $23 million of Winter Storm Uri related downtime and mitigation costs in the first quarter of 2021 net of insurance recoveries, and lower volumes of our open market sales partially offset by cost savings from continuous improvement and other programs and lower variable incentives, higher pricing, organic sales growth, acquisitions, and favorable foreign exchange.

Inflation increased for the nine months ended September 30, 2021 by $229 million primarily due to higher commodity inflation of $189 million, labor and benefits ($35 million) and other costs ($5 million). Commodity inflation was primarily due to chemicals ($52 million), freight ($56 million), secondary fiber ($26 million), external board ($20 million), energy ($21 million), wood ($5 million), pallets ($4 million), and other costs ($5 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was income of $4 million for the nine months ended September 30, 2021 versus an expense of $151 million in 2020. The decrease was due to a settlement charge of $153 million incurred during the first quarter of 2020 associated with the Company's purchase of a group annuity contract that transferred the remaining pension benefit obligation under the largest U.S. Plan of $713 million to an insurance company.

Interest Expense, Net

Interest Expense, Net was $88 million and $96 million for the nine months ended September 30, 2021 and 2020, respectively. Interest Expense, Net decreased due to lower effective interest rates, partly offset by an increase in debt balances as compared to the same period in the prior year.

Income Tax Expense

During the nine months ended September 30, 2021 and 2020, the Company recognized Income Tax Expense of $64 million and $21 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $240 million and $147 million, respectively. The effective tax rate for the nine months ended September 30, 2021 is different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions with and without a valuation allowance. In addition, during the second quarter, the Company recorded discrete tax expense of $3 million related to the remeasurement of the net deferred tax liability for its UK subsidiaries due to the statutory tax rate increase enacted and $5 million related to the remeasurement of deferred tax assets for executive compensation as a result of IP’s exchange of its remaining shares in GPIP during the period. The Company also recorded a discrete tax benefit of $7 million related to tax credit and other provision to return adjustments related to the 2020 U.S. federal income tax return during the third quarter.

The effective tax rate for the nine months ended September 30, 2020 was different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, the Company recorded discrete benefits of $8 million and $4 million related to the release of valuation allowances against the net deferred tax assets of two of its wholly owned subsidiaries in Canada as a result of tax planning and the tax effect of tax credit and other provision to return adjustments related to the 2019 U.S. federal income tax return, respectively.

Segment Reporting

The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills that produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
NET SALES:
Paperboard Mills	$251	$241	$732	$744
Americas Paperboard Packaging	1,291	1,215	3,697	3,492
Europe Paperboard Packaging	198	194	616	554
Corporate/Other/Eliminations(a)	42	48	123	118
Total	$1,782	$1,698	$5,168	$4,908

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$14	$(35)	$(31)	$(93)
Americas Paperboard Packaging	107	141	336	493
Europe Paperboard Packaging	17	15	64	48
Corporate and Other(b)	(17)	(2)	(45)	(54)
Total	$121	$119	$324	$394
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

2021 COMPARED WITH 2020

Third Quarter 2021 Compared to Third Quarter 2020

Paperboard Mills

Net Sales increased from prior year due to higher selling prices and mix partially offset by lower open market volume across CRB, SUS and SBS and the shut down of the PM1 containerboard machine in West Monroe, Louisiana in 2020. The Company also internalized more paperboard tons.

Income from Operations increased due to productivity improvements, including benefits from capital projects, higher prices, the timing of annual outages, and mix offset by commodity inflation primarily secondary fiber, chemicals and energy and lower open market volume.

Americas Paperboard Packaging

Net Sales increased due to the Americraft acquisition, higher pricing, increased volume from conversions to our fiber-based packaging solutions, and new product introductions offset by lower core converting volume and mix. Lower volumes in dry foods, cereal, frozen pizza and beverage were offset by higher volume in foodservice packaging including cups. In beverage, volumes decreased in craft and specialty offset by big beer and soft drink.

Income from Operations decreased due to commodity inflation and other inflation (primarily labor and benefits) and lower core converting volume offset by higher selling prices, cost savings from continuous improvement and other programs and the timing of annual outages. The commodity inflation was primarily due to higher prices for freight, chemicals, secondary fiber, and external board.

Europe Paperboard Packaging

Net Sales increased due to increased pricing, mix, and favorable foreign currency exchange rates offset by decreased volumes led by consumer products.

Income from Operations increased due to cost savings through continuous improvement and other programs and increased pricing offset by mix, commodity inflation and higher labor and benefits costs.

First Nine Months of 2021 Compared to First Nine Months of 2020

Paperboard Mills

Net Sales decreased from prior year due to lower open market volume offset by higher selling prices and mix. Lower open market volume was primarily due to the closure of the White Pigeon, Michigan CRB mill and shut down of the PM1 containerboard machine in West Monroe, Louisiana, both in 2020, and one fewer production and selling day due to leap year. The Company also internalized more paperboard tons.

Loss from Operations decreased due to the impacts of productivity improvements, including benefits from capital projects, and higher prices offset by commodity and other inflation, increased downtime and mitigation costs related to Winter Storm Uri, and lower open market volume. The commodity inflation was primarily due to higher prices for secondary fiber, chemicals, energy, and freight.

Americas Paperboard Packaging

Net Sales increased due to the Americraft, Greif, and Quad acquisitions, new product introductions, organic sales growth including conversions to our paperboard packaging solutions, increased pricing, and favorable foreign currency exchange rates. Higher volumes are primarily in foodservice packaging including cups, beverage, dairy products and bakery were offset by lower volumes in dry foods, cereal, and frozen pizza. In beverage, volumes increased in all categories including craft and specialty, big beer, and soft drinks.

Income from Operations decreased due to commodity inflation, other inflation (primarily labor and benefits), and downtime and mitigation costs related to Winter Storm Uri, and one few selling day due to leap year offset by higher selling prices, cost savings through continuous improvement and other programs, and higher volumes including from organic sales growth and acquisitions. The commodity inflation was primarily due to higher prices for freight, chemicals, secondary fiber, and external board.

Europe Paperboard Packaging

Net Sales increased due to increased volumes led by beverage and convenience, mix, higher prices, and favorable foreign currency exchange rates.

Income from Operations increased due to cost savings through continuous improvement and other programs, increased volumes, and pricing offset by commodity inflation and higher labor and benefits costs.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2021	2020
Net Cash Provided by Operating Activities	$459	$389
Net Cash Used in Investing Activities	$(792)	$(477)
Net Cash Provided by (Used in) Financing Activities	$223	$(7)

Net cash provided by operating activities for the first nine months of 2021 totaled $459 million compared to $389 million for the same period in 2020. The favorable increase was mainly due to improved working capital compared to the prior year period driven by the Company’s increased utilization of its accounts receivable sale and securitization programs during 2021. Pension contributions for the first nine months of 2021 and 2020 were $30 million and $16 million, respectively. In the first quarter of 2021, the Company made a $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing a portion of the excess balance related to the terminated U.S. defined benefit plan.

Net cash used in investing activities for the first nine months of 2021 totaled $792 million, compared to $477 million for the same period in 2020. Capital spending was $588 million and $426 million in 2021 and 2020, respectively. In 2021, the Company paid $292 million for the Americraft acquisition. In 2020, the Company paid $41 million and $80 million for the Quad and Greif acquisitions, respectively. Net cash receipts related to the accounts receivable securitization and sale programs were $91 million and $79 million in 2021 and 2020, respectively.

Net cash provided by financing activities for the first nine months of 2021 totaled $223 million, compared to $7 million used in financing activities for the same period in 2020. Current year activities include a debt drawing of $425 million Incremental Term A-2 Facility and the use of the proceeds, together with cash on hand, to redeem the 4.75% Senior Notes due in 2021, and a debt drawing of $250 million Incremental Term A-3 Facility. Other current year activities include an offering of $400 million aggregate principal amount of 0.821% Senior Notes due 2024, an offering of $400 million aggregate principal amount of 1.512% Senior Notes due 2026. The net proceeds of $800 million were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which is under its senior secured credit facility. Additionally, the Company had an offering of $100 million aggregate principal amount of tax-exempt green bonds, with the net proceeds of $111 million used to reimburse GPIL for a portion of its CRB platform optimization project. The Company also paid $150 million toward the redemption of IP's ownership interest in GPIP, and $43 million Tax Receivable Agreement (TRA) payment related to IP exit. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest, and payments on debt of $13 million. The Company also paid dividends and distributions of $71 million and withheld $15 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company had a debt offering of $450 million aggregate principal amount of 3.50% Senior Notes due 2028, and a debt offering of $350 million aggregate principal amount of 3.50% senior notes due 2029. The Company also paid $500 million toward the redemption of IP's ownership interest in GPIP. In the prior year period, the Company also made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest, repurchase of common stock and payments on debt of $27 million. The Company also paid dividends and distributions of $80 million and withheld $9 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

As further discussed in “Note 4 – Debt” in the Notes to Condensed Consolidated Financial Statements, the Senior Notes issued by GPIL (the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of GPIL other than its foreign subsidiaries and in certain instances by the Company (a Parent guarantee) (collectively "the Guarantors"). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

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

In millions	Nine Months Ended September 30, 2021
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$4,325
Cost of Sales	3,674
Income from Operations	261
Net Income	164
(a) Includes Net Sales to Nonguarantor Subsidiaries of $387 million.

In millions	September 30, 2021	December 31, 2020
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,183	$1,131
Noncurrent assets	5,762	5,033
Intercompany receivables from Nonguarantor	277	334
Current liabilities	1,098	1,513
Noncurrent liabilities	4,371	3,411

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures and acquisitions, debt service on its indebtedness, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 0.821% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the “Indentures”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. Refer to "Note 4 — Debt" in the Notes to Condensed Consolidated Financial Statements for additional information on the Company's availability under its revolving credit facilities.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,
In millions	2021	2020
Receivables Sold and Derecognized	$2,230	$2,077
Proceeds Collected on Behalf of Financial Institutions	2,202	2,029
Net Proceeds Received From Financial Institutions	39	37
Deferred Purchase Price at September 30(a)	8	10
Pledged Receivables at September 30	154	267
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2021 and 2020, the Company sold receivables of $493 million and $238 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $661 million and $621 million as of September 30, 2021 and December 31, 2020, respectively.

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

Under the terms of the Fourth Amended and Restated Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Fourth Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on April 1, 2021.

The Fourth Amended and Restated Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2021, the Company was in compliance with such covenant and the ratio was 3.65 to 1.00. The Company also amended the step-up of the maximum Consolidated Total Leverage Ratio for material acquisitions to less than 5.00 to 1.00 through the later of (i) the fourth full quarter after the closing of the AR Packaging transaction and (ii) the quarter ended December 31, 2022 after which the maximum ratio will step back down to 4.25 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2021, the Company was in compliance with such covenant and the ratio was 9.64 to 1.00.

As of September 30, 2021, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first nine months of 2021 was $588 million compared to $426 million in the first nine months of 2020. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, MI discussed in "Note 14 — Exit Activities" in the Notes to Condensed Consolidated Financial Statements and continued investments made as part of the integration of acquisitions.

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

For further discussion of the Company’s environmental matters, see "Note 9 — Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

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

The Company performed its annual goodwill impairment tests as of October 1, 2020. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 17% and 37%, respectively, whereas all other reporting units exceeded by more than 45%. The Foodservice and Australia reporting units had goodwill totaling $43 million and $15 million, respectively at September 30, 2021. While the Company does not believe that the impact on the business to date of the COVID-19 pandemic has triggered the need to perform an impairment test on goodwill, the Company will continue to assess the impact on its business and will perform its annual goodwill impairment tests as of October 1, 2021.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 — General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2021 is expected to be approximately $775 million.

The Company also expects the following in 2021:

•Depreciation and amortization expense of approximately $460 million, excluding $5 million of pension amortization and $17 million of accelerated depreciation related to exit activities.

•Pension plan contributions between $15 million and $20 million, excluding $14 million reflected as a contribution to the remaining U.S defined benefit plan that effectively utilized a portion of the excess balance related to the terminated U.S. defined benefit plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2020. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2021. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2020 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see "Note 9 — Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2019 share repurchase program announced on January 28, 2019. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2019 share repurchase program. During the third quarter of 2021, the Company did not repurchase any shares of its common stock. As of September 30, 2021, 66.5 million shares had been repurchased as part of a publicly announced program. The maximum number of shares that may be purchased under the 2019 share repurchase program in the future is 7.7 million based on the closing price of the Company's common stock as of September 30, 2021.

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 26, 2021
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 26, 2021
Charles D. Lischer