Form 10-K
period 2021-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2022-02-22
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2021 was approximately $5.5 billion.

As of February 21, 2022 there were approximately 307,103,551 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, startup charges for the new paperboard machine in Kalamazoo, Michigan, the availability of U.S. federal income tax attributes to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, charges for exit activities, capital investment, depreciation and amortization, accelerated depreciation related to exit activities and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the continuing effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law.

PART I

ITEM 1.BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of sustainable, fiber-based packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S.") and Europe, and holds leading market positions in coated recycled paperboard ("CRB"), coated unbleached kraft paperboard (“CUK”) and solid bleached sulfate paperboard ("SBS").

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

During 2020, GPIP purchased 32.5 million partnership units from IP for $500 million in cash, fully redeeming the 18.2 million partnership units that were required to be redeemed in cash. On February 16, 2021, the Company announced that IP had notified the Company of its intent to exchange additional partnership units. Per an agreement between the parties, on February 19, 2021, GPIP purchased 9.3 million partnership units from IP for $150 million in cash, and IP exchanged 15.3 million partnership units for an equivalent number of shares of GPHC common stock. On May 21, 2021, IP exchanged its remaining 22.8 million partnership units for an equivalent number of shares of GPHC common stock. As required by the parties' agreement, these shares were immediately sold by IP. As a result, IP has no ownership interest remaining in GPIP as of May 21, 2021.

Acquisitions, Closures, and Dispositions

Over the past five years, the Company has successfully completed over ten acquisitions and expects to pursue strategic acquisition opportunities in the future as part of its overall growth strategy.

2021

On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton, Inc. (“Americraft”), the largest independent folding carton converter in North America. The acquisition included seven converting plants across the United States and is reported within the Americas Paperboard Packaging reportable segment. For more information, see "Note 4 - Business Combinations" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On November 1, 2021, the Company acquired all the shares of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging. The acquisition included 30 converting plants in 13 countries and is reported within the Europe Paperboard Packaging reportable segment. For more information, see "Note 4 - Business Combinations" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”
2020

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment. For more information, see "Note 4 - Business Combinations" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and to shut down the PM1 containerboard machine in West Monroe, Louisiana. During the second quarter of 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine. For more information, see "Note 18 - Exit Activities" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc. ("Greif"), a leader in industrial packaging products and services. The acquisition included seven converting plants across the United States, which are included in the Americas Paperboard Packaging reportable segment. For more information, see "Note 4 - Business Combinations" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

In June 2020, the Company made the decision to close certain converting plants that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed during 2020. For more information, see "Note 18 - Exit Activities" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

2019

On August 1, 2019, the Company acquired substantially all the assets of Artistic Carton Company ("Artistic"), a diversified producer of folding cartons and CRB. The acquisition included two converting plants located in Auburn, Indiana and Elgin, Illinois (included in the Americas Paperboard Packaging reportable segment) and one CRB mill located in White Pigeon, Michigan (included in the Paperboard Mills reportable segment). For more information, see "Note 4 - Business Combinations" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. For more information, see "Note 18 - Exit Activities" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price o ver par value allocated between capital in excess of par value and accumulated deficit.

The Company did not repurchase any shares of its common stock under the 2019 share repurchase program for the year ended December 31, 2021.

The following presents GPHC's share repurchases for the years ended December 31, 2020, and 2019:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2020	$316	23,420,010		$13.48
2019	$128	10,191,257	(a)	$12.55
(a) Includes 7,400,171 shares under the 2017 share repurchase program thereby completing that program.

At December 31, 2021, GPHC had approximately $147 million of share repurchase authority remaining under the 2019 share repurchase program.

During 2021 and 2020, GPHC paid cash dividends of $87 million and $85 million, respectively.

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

Europe Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to CPG companies serving the food, beverage and consumer product markets including healthcare and beauty primarily in Europe.

The Company operates in three geographic areas: the Americas, Europe and Asia Pacific.

For reportable segment and geographic area information for each of the last three fiscal years, see "Note 15 - Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data."
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

The Company provides a wide range of sustainable paperboard packaging solutions for the following end-use markets:
• Beverage, including beer, seltzer, soft drinks, energy drinks, teas, water and juices;
• Food, including cereal, desserts, frozen, refrigerated and microwavable foods, pet food and health/beauty;
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
• Active microwave technologies — packages that improve the heating and browning of foods in the microwave; and
• Easy opening and closing features — dispensing features, pour spouts and sealable liners.

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

Below is the production at each of the Company’s paperboard mills during 2021:

Location	Product	# of Machines	2021 Net Tons Produced
West Monroe, LA	CUK	2	931,713
Macon, GA	CUK	2	738,981
Texarkana, TX	SBS	2	583,910
Augusta, GA	SBS	2	585,164
Kalamazoo, MI	CRB	2	508,546
Battle Creek, MI	CRB	2	219,058
Middletown, OH	CRB	1	178,863
East Angus, Québec	CRB	1	99,568

The Company consumes most of its coated board output in its converting operations, which is an integral part of the customer value proposition. In 2021, approximately 72% of combined mill sales of CRB, CUK and SBS was consumed internally.

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

SBS Production. The Company is one of the largest North American producers of SBS. SBS is manufactured from bleached pine and hardwood-based wood fiber and is the highest quality paperboard substrate with excellent wet and dry strength characteristics and superior printability for high-end packaging. Both wood and recycled fibers are pulped, formed on paper machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics. SBS is also coated with resin for wet strength liquid and food packaging end uses.

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

The Company converts CRB, CUK and SBS, as well as other grades of paperboard, into cartons and containers at converting plants the Company operates in various locations globally, including a converting plant associated with the Company's joint venture in Japan, contract converters and at licensees outside the United States ("U.S."). The converting plants print, cut, fold and glue paperboard into cartons and containers designed to meet customer specifications.

Joint Venture

The Company, through its GPIL subsidiary, is a party to a Japanese joint venture, Rengo Riverwood Packaging, Ltd., in which it holds a 50% ownership interest. The joint venture agreement covers CUK supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Sales and Marketing

The Company markets its products principally to multinational beverage, food, Quick-Service Restaurants ("QSR"), health/beauty and other well-recognized consumer product companies. The beverage companies include Anheuser-Busch, Inc., MillerCoors LLC, PepsiCo, Inc. and The Coca-Cola Company, among others. Consumer product customers include Kraft Heinz Company, General Mills, Inc., Nestlé USA, Inc., Kellogg Company, Kimberly-Clark Corporation, among others. Quick-Service Restaurants ("QSR") customers include ChickFil-A, McDonald's, Wendy's, Panda Express, Dairy Queen, Chipotle, Panera and KFC and health/beauty include GlaxoSmithKline, Bayer, Johnson & Johnson, Abbott, Novartis, L’Oréal Proctor and Gamble, and Colgate. The Company also sells paperboard in the open market to independent and integrated paperboard converters.

Sales of the Company’s principal products is primarily accomplished through sales offices in the U.S., Australia, Brazil, China, France, Germany, Italy, Japan, Mexico, Spain, the Netherlands and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2021, 2020 and 2019, the Company did not have any one customer that represented 10% or more of its net sales.

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

The paperboard grades produced at the Kalamazoo, MI, Battle Creek, MI, Middletown, OH, and East Angus, Quebec mills are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal converting operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to pay lower prices for its recycled fiber needs given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its mills.

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

Energy

Energy, including natural gas, fuel, oil and electricity, represents a significant portion of the Company’s manufacturing and distribution costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements at its U.S. mills. The Company’s hedging program for natural gas is discussed in "Note 10 - Financial Instruments, Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to increases in demand for beverage and food products.

Research and Development

The Company’s research and development team works directly with its sales, marketing and consumer insights personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet consumer preferences. The Company’s development efforts include, but are not limited to, developing sustainable packaging to replace plastic packaging, extending the shelf life of customers’ products; reducing production and waste costs; enhancing the heat-managing characteristics of food packaging; improving the sturdiness and compression strength of packaging to allow goods to ship in their own branded container and to meet store display needs; and refining packaging appearance through new printing techniques and materials.

Sustainability represents one of the strongest trends in the packaging industry and the Company focuses on developing fiber-based packaging solutions that are more recyclable and help customers achieve their sustainability goals. The Company’s strategy is to combine functionality, innovation of packaging design with a focus on packaging end of life to create more circular packaging solutions for customers and consumers.

For more information on research and development expenses see "Note 1 - Nature of Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2021, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 2,700 U.S. and foreign patents, with more than 600 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Fridge Vendor™, IntegraPak™, KeelClip™, MicroFlex-Q™, MicroRite™, Quilt Wave™, Qwik Crisp™, Tite-Pak™, and Z-Flute™. The Company takes significant steps to protect its intellectual property and proprietary rights.

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

Our people are one of the pillars of our Vision 2025 and we strive to engage employees in a high-performance culture. In order to achieve this, we must attract, develop, and retain our talented workforce by providing opportunities for growth and a conducive atmosphere. Our talent acquisition, development, succession and diversity and inclusion strategies are all critical components of the multi-year plan for our people. We will continue to invest in capability development areas that serve as a competitive advantage for the Company such as GPI University, which launched in 2021 and serves as a platform for all employees to access relevant training and development resources on topics related to technical skills and leadership effectiveness. Also, central to capability development and talent management is challenging our team with new experiences that will enhance their leadership skills and technical capabilities. We will also continuously improve our processes and use technology to promote safety, automate our manufacturing processes, and achieve greater efficiencies utilizing processes such as Lean Six Sigma.

We are evolving the capabilities of our workforce as our business and strategy change. We have invested in innovation, research and development, and digital capabilities to allow us to capture sustainability supported organic growth. As our business continues to change, we will adapt our workforce and invest in employees to ensure that we have the necessary human capital capabilities in place to support our strategy.

As of December 31, 2021, the Company had approximately 25,000 employees worldwide based in 130 locations in 26 different countries around the world. Approximately 69% of our employees are in the United States and 31% are in Europe and rest of world. Worldwide, approximately 32% were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2021, 541 of the Company’s employees were working under expired contracts, which are currently being negotiated, and none were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Employee Health and Safety

Maintaining a safe work environment is vital to the Company, and we are committed to the health, safety and wellness of our employees. Our Recorded Incident Rate, which is the rate of workplace injuries per 100 full-time employees, is approximately 1.18, and we work to maintain a safety performance rating that outperforms the industry average. We seek to achieve an injury-free workplace through various safety initiatives and programs.

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

Diversity and Inclusion

We believe that a diverse and inclusive working environment encourages creativity, innovation, and collaboration and that a diverse and inclusive culture propels our ability to serve our global customers and communities. Our commitment to diversity and inclusion is reflected in the definitions of our core values, which dictate our behavioral norms. The Compensation and Management Development Committee of our Board of Directors annually reviews the processes and practices related to workforce diversity and inclusion programs to ensure continued equitable treatment of all employees and a culture of inclusion. Our goal moving forward is to not only mirror the diversity of the communities where we operate, but also to excel in unlocking the potential that a diverse workforce can generate.

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

Environmental and Regulatory Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, employee health and safety, and other governmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. In 2021, the Company spent $9 million of capital on projects to maintain compliance with environmental laws, regulations and the Company’s permits granted thereunder. In 2022 and 2023, the Company estimates it will spend $10 million and $47 million respectively, for such projects, primarily the waste water treatment system upgrades at the Augusta, Georgia and Texarkana, Texas mills. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Note 14 - Environmental and Legal Matters" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Climate change is an important global issue that presents both challenges and opportunities for the Company and its communities. Climate change challenges for the Company are likely to be driven by changes in the physical climate where our facilities are located as well as changes in laws and regulations, including restrictions on greenhouse gas (GHG) emissions, cap and trade systems, and taxes on GHG emissions, fuel, and energy. Climate change also presents opportunities for the Company as it drives growth in demand for lower-carbon footprint products and manufacturing technologies. We believe the Company is well-positioned to take advantage of opportunities that may arise from increased consumer demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a lower-carbon, lower-waste economy. Our costs of complying with complex environmental laws and regulations, as well as voluntary certification and disclosure programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations and stakeholder driven voluntary certification and disclosure programs could become more stringent over time, which could result in significant additional compliance costs. Additionally, significant national or state differences in the imposition and enforcement of such laws and regulations could present competitive challenges in a global marketplace. By tracking and taking action to reduce our GHG emissions and energy use through efficiency programs and focused GHG management efforts, we can decrease the potential future impact of these regulatory matters.

The Company’s Core Values underpin our commitment to our stakeholders and our strategy to deliver sustainable, recyclable packaging solutions. Our Vision 2025 outlines our plans for how we will grow the Company and the returns we expect to generate, all while prioritizing and focusing on our people and the planet. These goals are designed to position us for sustainably-achieved, long-term earnings growth.

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

ITEM 1A.    RISK FACTORS

Our operations and financial results could be affected by various risks, many of which are beyond our control. The following risks could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from current estimates or expectations:

Industry Risks

The Company's financial results could be adversely impacted if there are significant increases in prices for raw materials, energy, transportation and other necessary supplies and services, and the Company is unable to raise prices or improve productivity to reduce costs.

Increases in the costs of raw materials, including secondary fiber, petroleum-based materials, energy, wood, transportation and other necessary goods and services, could have an adverse effect on the Company's financial results. Paper manufacturing processes require significant energy and raw materials, the costs of which are subject to worldwide supply and demand factors, supply chain disruptions that can affect availability and result in increased prices, as well as trade regulations and tariffs. Because negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company uses productivity improvements and other initiatives to reduce costs, offset inflation and maintain adequate raw material supplies. These actions include global continuous improvement initiatives that use best-in-class industry methodologies and statistical process control to help design and manage many types of activities, including planning, procurement, production and maintenance. These efforts result not only in cost reductions, but also build resilience in the overall supply chain. The Company's ability to realize anticipated savings from these improvements is subject to significant operational, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. If the Company cannot successfully implement cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company's financial results.

Changes in consumer buying habits and preferences for products could have an effect on our sales volumes.

Changing consumer dietary habits and preferences have impacted sales growth for many of the food and beverage products the Company packages. Preferences are constantly changing based on, among other factors, convenience, cost and health considerations, as well as environmental and social concerns. If these trends continue and the Company is unable to adapt to the trends, then the Company’s financial results could be adversely affected.

Competition and product substitution could have an adverse effect on the Company's financial results.

The Company competes with other paperboard manufacturers and carton converters, both domestically and internationally. The Company's products compete with those made from other manufacturers' CUK, as well as SBS and CRB, and other board substrates. Substitute products include plastic, shrink film, corrugated containers, and other packaging options. Product substitution may occur in response to price, quality and service issues, as well as environmental and social concerns, such as pressure to reduce packaging waste by switching to reusable containers versus single-use packaging options.

In addition, to the extent the Company’s operations are subject to labor, safety and climate change regulations and requirements not stringently imposed in the states and countries in which our competitors operate, our competitors could gain cost or other competitive advantages. While the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing such contracts on favorable terms or at all. The Company works to maintain market share through efficiency, product innovations and strategic sourcing to its customers; however pricing and other competitive pressures, such as providing the lowest-carbon footprint packaging solution or delivering on GHG emissions reduction targets, may occasionally result in the loss of a customer relationship.

Operational Risks

The Company’s operations and financial results could be adversely impacted by global events outside the Company’s control, such as the current COVID-19 pandemic and areas of political unrest.

As a result of global events such as the current COVID-19 pandemic and political unrest in eastern Europe and elsewhere, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. These global events may result in supply chain and transportation disruptions to and from our facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, these global events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. This volatility and loss of employment may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.

The Company's future growth and financial results could be adversely impacted if the Company is unable to identify strategic acquisitions and to successfully integrate the acquired businesses.

The Company has made a significant number of acquisitions in recent years, including the AR Packaging acquisition and the NACP Combination, and expects to make additional strategic acquisitions in the future as part of its overall growth strategy. The Company's ability to continue to make strategic acquisitions from time to time and to integrate the acquired businesses successfully, including obtaining anticipated cost savings or synergies and expected operating results within a reasonable period of time, is an important factor in the Company's future growth. If the Company is unable to properly estimate, account for and realize the expected revenue and cash flow growth and other benefits from its acquisitions, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business.

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

Although the Company takes appropriate measures to minimize the risk and effect of material disruptions to the business conducted at our facilities, natural disasters such as hurricanes, tornadoes and other extreme weather events, floods, droughts and fires, all of which may be exacerbated by climate change, as well as other unexpected disruptions such as the unavailability of critical raw materials, power outages and equipment breakdowns or failures can reduce production and increase manufacturing costs. These types of disruptions, whether caused by climate change or other events, could materially adversely affect our earnings, depending upon the duration of the disruption and our ability to shift business to other facilities or find other sources of materials or energy. In addition, given the Company's integrated supply chain, managing board supply and properly planning for mill outages and downtime must be integrated with the converting plants’ forecasts. Any inability to do so could adversely affect the Company's financial results. Any losses due to these events may not be covered by our existing insurance policies, and insurance coverage may be subject to significant deductibles. The premiums for insurance coverage have recently increased and may continue to increase, along with the level of deductibles. In addition, the availability of some insurance coverage may decline due to insurance company losses from extensive property damage caused by natural disasters and increased cyber security breaches.

The Company may not be able to develop and introduce new products and adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company works to increase market share and profitability through product innovation and the introduction of new products. The inability to develop new or better products that satisfy customer and consumer preferences in a timely manner may impact the Company's competitive position. The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Fridge Vendor, IntegraPak, KeelClip, MicroFlex-Q, MicroRite, Opti-Cycle, PaperSeal Slice and PaperSeal Wedge, Produce Pack, Quilt Wave, Qwik Crisp, Tite-Pak, and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

The Company's capital spending may not achieve the desired benefits, which could adversely impact future financial results.

The Company invests significant amounts of cash each year on capital projects which have expected returns to the Company. The Company's ability to execute on these projects in order to achieve planned outcomes, including obtaining expected returns and strategic long-term goals within a reasonable period of time, is an important factor in the Company's financial results and commitments to the market. As these investments start up, the Company may experience unanticipated business disruptions and not achieve the desired benefits or timelines. In addition, the Company's acquisitions may require more capital than expected to achieve synergies or expected operating results. Additional spending and unachieved benefits may adversely affect the Company's cash flow and results of operations.

The Company may face a shortage of a skilled workforce at its facilities.

The Company's ability to maintain or expand its business depends on attracting, training and retaining a skilled workforce. Changing demographics and workforce trends may result in a loss of knowledge and skills as experienced workers retire or resign. The Company may incur higher costs to hire and retain new workers, and the failure to attract and retain sufficient skilled workers may result in operational inefficiencies or require additional capital investments to reduce reliance on labor, which may adversely impact the Company's results.

The Company is subject to the risks of doing business in foreign countries.

The Company has converting plants and one paper mill in 18 countries outside of the U.S. and sells its products worldwide. For 2021, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 23% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. In addition, at December 31, 2021, approximately 30% of the Company's total assets were denominated in currencies other than the U.S. dollar.

The Company is also subject to the following significant risks associated with operating in foreign countries:

•Export compliance;

•Compliance with and enforcement of environmental, health and safety and labor laws and other regulations of the foreign countries in which the Company operates;

•Difficulties moving funds from certain countries back to the U.S.;

•Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•Imposition of new or increases in capital investment requirements and other financing requirements by foreign governments.

Financial Risks

The Company's indebtedness may adversely affect its financial condition and its ability to react to changes in its business.

As of December 31, 2021, the Company had an aggregate principal amount of $5,831 million of outstanding debt.
Because of the Company's debt level, a portion of its cash flows from operations is dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company’s Fourth Amended and Restated Credit Agreement (as amended, the “Current Credit Agreement”) and the indentures governing the 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees), the incurrence of liens, payment of dividends, share repurchases, the making of acquisitions and other investments and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

As of December 31, 2021, approximately 31% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased market interest rates.

Legal and Regulatory Risks

The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under new laws or regulations, could negatively impact its financial condition and results of operations.

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing GHG emissions and other discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, waste disposal, recycling of packaging, extended producer responsibilities, and the health and safety of employees. These laws and regulations, particularly those that relate to GHG emissions, are evolving and expected to become more stringent over time, which could result in significant additional compliance costs (such as the installation or modification of emission control equipment), increased costs of purchased energy or other raw materials, increased transportation costs, restrictions on our operations, or additional costs associated with air and water emissions. The Company is tracking and taking actions to reduce our GHG and other air and water emissions to decrease the potential future impact of these regulatory matters. However, the Company cannot currently assess the impact that future emission standards, climate control initiatives, regulation changes and enforcement practices will have on the Company's operations and capital expenditure requirements.

Environmental liabilities and obligations may result in significant costs, which could negatively impact the Company's financial position, results of operations or cash flows. See "Note 14 - Environmental and Legal Matters" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

Location	Related Products or Use of Facility
Mills:
Augusta, GA	SBS
Battle Creek, MI	CRB
East Angus, Québec	CRB
Kalamazoo, MI	CRB
Macon, GA	CUK
Middletown, OH	CRB
Texarkana, TX	SBS
West Monroe, LA	CUK, Research and Development

Other:
Atlanta, GA(a)	Headquarters, Research and Development, Packaging Machinery and Design
Concord, NH(a)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(a)	Research and Development
Menomonee Falls, WI	Foodservice Rebuild Center

North American Converting Plants:		International Converting Plants:
Atlanta, GA(a)	Monterrey, Mexico(a)	Aachen, Germany	Krakow, Poland
Auburn, IN	New Albany, IN(b)	Auckland, New Zealand(a)	Leeds, United Kingdom
Carol Stream, IL	Newton, IA	Augsburg, Germany	Lund, Sweden(a)(b)
Centralia, IL	North Portland, OR	Bawen, Indonesia	Magdeburg, Germany(a)
Charlotte, NC	Norwalk, OH	Bekasi, Indonesia	Maliaño, Spain
Chicago, IL(a)	Omaha, NE	Berlin, Germany(b)	Masnieres, France(a)
Clarksville, TN	Oroville, CA(a)	Bremen, Germany	Melbourne, Australia(a)
Cobourg, Ontario(a)	Pacific, MO	Bristol, United Kingdom	Munich, Germany(a)
Elgin, IL	Perry, GA	Cambridge, United Kingdom(a)	Newcastle Upon Tyne, United Kingdom(a)
Elk Grove, IL(a)(b)	Pineville, NC	Cholet, France(a)	Portlaoise, Ireland(a)
Fort Smith, AR(b)	Pittston, PA	Coalville, United Kingdom(a)	Poznan, Poland(b)
Gordonsville, TN(a)	Prosperity, SC	Frankfurt, Germany(a)	Requejada, Spain
Grand Rapids, MI	Queretaro, Mexico(a)	Gateshead, United Kingdom(a)	Rotherham, United Kingdom(a)
Gresham, OR(a)	Randleman, NC	Graz, Austria	Sneek, Netherlands
Hamel, MN	Shelbyville, IL	Halmstad, Sweden(a)	St. Gallen, Switzerland(a)
Irvine, CA	Solon, OH	Hannover, Germany	St. Petersburg, Russia(a)
Kalamazoo, MI	St.-Hyacinthe, Québec(a)	Highbridge, United Kingdom(a)	Sydney, Australia(a)
Kendallville, IN	St. Paul, MN	Hoogerheide, Netherlands	Tabasalu, Estonia
Kenton, OH	Staunton, VA	Ibadan, Nigeria	Tibro, Sweden
Kingston Springs, TN	Sturgis, MI	Igualada, Spain	Timashevsk, Russia(a)
Lancaster, TX	Tijuana, Mexico(a)	Ingerois, Finland(a)	Winsford, United Kingdom(a)
Lawrenceburg, TN	Tuscaloosa, AL	Jundiai, Sao Paulo, Brazil
Lebanon, TN (a)	Valley Forge, PA	Kanfanar, Croatia
Lowell, MA	Vancouver, WA(a)
Lumberton, NC	Visalia, CA
Marietta, GA	Wausau, WI
Marion, OH	Wayne, NJ
Memphis, TN	West Monroe, LA(b)
Mississauga, Ontario(a)(b)	Winnipeg, Manitoba
Mitchell, SD	Winston Salem, NC
Monroe, LA(a)	Xenia, OH(a)
(a) Leased facility.
(b) Multiple facilities in this location.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. See "Note 14 - Environmental and Legal Matters" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2021.

Michael P. Doss, 55, is the President and Chief Executive Officer of Graphic Packaging Holding Company. He was elected to the Board of Directors on May 20, 2015. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of Graphic Packaging Holding Company. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to March 2008, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Mr. Doss serves on the Board of Directors for the American Forest & Paper Association, the Sustainable Forest Initiative, the Paper Recycling Coalition, the Atlanta Area Council of the Boy Scouts of America, Sealed Air Corporation, Metro Atlanta Chamber of Commerce, and the Woodruff Arts Center.

Stephen R. Scherger, 57, is the Executive Vice President and Chief Financial Officer of Graphic Packaging Holding Company. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President – Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined Graphic Packaging Holding Company in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and Chief Financial Officer, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, Chief Financial Officer Beverage Packaging and other executive‐level positions.

Maggie Bidlingmaier, 51, joined Graphic Packaging Holding Company as the Executive Vice President and President, Americas business unit on January 28, 2022. Maggie was most recently President, Performance Solutions for Invista, a subsidiary of Koch Industries, Inc., where she held several positions and led numerous multimillion-dollar global businesses within the flooring, apparel and airbag fiber segments from 2014 to January 2022. Prior to that, she held global sales and marketing roles of increasing responsibility at Avery Dennison from 2007 to 2013.

Michael Farrell, 55, became the Executive Vice President, Mills Division of Graphic Packaging Holding Company in September 2018. Prior to that, he served as the Senior Vice President, Supply Chain from January to September 2018. Prior to January 2018, Mr. Farrell served as Vice President, Recycled Board Mills of Graphic Packaging International, Inc. and its predecessor companies from January 1, 2013; and Senior Manufacturing Manager of Graphic Packaging International, Inc. from October 28, 2009 until December 31, 2012. From December 11, 2008 until October 27, 2009, Mr. Farrell was the Manufacturing Manager of the West Monroe, Louisiana mill and from September 1, 2006 until December 10, 2008 he was the General Manager of the Middletown, Ohio mill.

Jean-Francois Roche, 55, is the Senior Vice President, Sales, of Graphic Packaging Holding Company. Prior to assuming his current position on January 5, 2022, Mr. Roche served as Senior Vice President and President, Europe, Middle East, and Africa from January 2020 to January 2022 and as Vice President, Global Accounts of Graphic Packaging International, LLC from October 2018 through December 2019. From April 2015 through December 2019, Mr. Roche also served as the Vice President, Sales, Europe Consumer Products. Mr. Roche joined Graphic Packaging in April 2015 from LGR Packaging where he served as Chief Sales and Marketing Officer. Prior to that Mr. Roche spent 25 years at A&R Packaging, a large Scandinavian-based multinational consumer packaging provider, working in positions of increasing responsibility culminating the position of Senior Vice President, Sales and Marketing. Mr. Roche also serves as the President of the European Carton Makers Association, Europe's folding carton industry association.

Lauren S. Tashma, 55, is the Executive Vice President, General Counsel and Secretary of Graphic Packaging Holding Company. She joined the Company in February 2014. Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., where she led the legal, compliance and EHS functions. Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Joseph P. Yost, 54 is the Executive Vice President and President, International of Graphic Packaging Holding Company. Prior to January 5, 2022, he served as Executive Vice President and President, Americas. Prior to January 5, 2017, Mr. Yost served as Senior Vice President, Global Beverage and Europe from September 1, 2015 to January 4, 2017, Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support – Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with Graphic Packaging Corporation; Manager, Operations Planning and Analysis – Consumer Products Division from 1999 to 2000 with Graphic Packaging Corporation; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GPHC’s common stock is traded on the New York Stock Exchange under the symbol “GPK.”
On February 7, 2022, there were approximately 989 stockholders of record and approximately 54,788 beneficial holders of GPHC's common stock.
During 2021 and 2020, GPHC paid cash dividends of $87 million and $85 million, respectively.
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
The Company did not repurchase any shares of its common stock under the 2019 share repurchase program for the year ended December 31, 2021.

The following presents GPHC's share repurchases for the years ended December 31, 2020, and 2019:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2020	$316	23,420,010		$13.48
2019	$128	10,191,257	(a)	$12.55
(a) Includes 7,400,171 shares repurchased under the 2017 share repurchase program, thereby completing that program.

During the fourth quarter of 2021, pursuant to the 2019 share repurchase program, GPHC did not purchase any shares of its common stock.

2021

On January 14, 2021, the Company drew the $425 million Incremental Term A-2 Facility (as hereinafter defined) and used the proceeds, together with cash on hand, to redeem its 4.75% Senior Notes due in 2021.

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

On April 1, 2021, GPIL entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) to extend the maturity date of certain of its senior secured term loan facilities and senior secured revolving credit facilities and to amend certain other terms of the agreement, including revised debt covenants and collateral requirements. Under the terms of the agreement, $975 million of the Company’s senior secured term loan facilities remains outstanding. The Company added approximately $400 million to its senior secured revolving credit facilities. $550 million of the senior secured term loan facilities and all of the senior secured revolving credit facility loans continue to bear interest at a floating rate per annum ranging from LIBOR plus 1.25% to LIBOR plus 2.00%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from January 1, 2023 to April 1, 2026. $425 million of the senior secured term loan facilities is a Farm Credit System incremental term loan (the “Incremental Term A-2 Facility”) that bears interest at a fixed rate per annum equal to 2.67% and matures on its originally scheduled maturity date of January 14, 2028. As long as the Incremental Term A-2 Facility is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan.

On July 22, 2021, GPIL entered into an Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement for a second Farm Credit System incremental term loan (the “Incremental Term A-3 Facility”). The Incremental Term A-3 Facility is a senior secured term loan in the aggregate principal amount of $250 million maturing on July 22, 2028. The Incremental Term A-3 Facility bears interest at a floating rate ranging from LIBOR plus 1.50% to LIBOR plus 2.25%, determined using a pricing grid based upon GPIL’s consolidated leverage ratio. As long as the Incremental Term A-3 Facility is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan. The Incremental Term A-3 Facility is governed by the same covenants as are set forth in the Fourth Amended and Restated Credit Agreement and is secured by a first priority lien and security interest in certain assets of GPIL.

On July 23, 2021, GPIL entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and the Fourth Amended and Restated Guarantee and Collateral Agreement and Incremental Facility Amendment (the “First Amendment”). The First Amendment provided for a delayed draw term loan facility in an aggregate amount of €210 million and a €25 million increase to the existing Euro-denominated revolving credit facility. The new term loan facility was drawn on October 29, 2021, and bears interest at a floating rate ranging from LIBOR plus 1.125% to LIBOR plus 1.75%, determined using a pricing grid based upon GPIL’s consolidated total leverage ratio from time to time. The new term loan facility is governed by the same covenants as set forth in the Fourth Amended and Restated Credit Agreement and is secured by a first priority lien and security interest in certain assets of GPIL.

On September 29, 2021, GPIL completed a $100 million tax-exempt green bond transaction through the Michigan Strategic Fund’s Private Activity Bond Program (the “Green Bonds”). The Green Bonds are special limited obligations of the Michigan Strategic Fund, as issuer, payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Michigan Strategic Fund and GPIL. The Green Bonds mature in 2061 and include a mandatory purchase on October 1, 2026. The Green Bonds were issued at a price of 110.99% and bear interest at an annual rate of 4.0%. The equivalent yield is 1.70%. The net proceeds of $109.5 million were used to fund a portion of its spend on the CRB platform optimization project that includes the construction of a new CRB machine at its Kalamazoo, Michigan mill. The bonds have been designated as Green Bonds primarily because the proceeds were used to finance a solid waste disposal/recycling facility resulting in diversion of waste from landfills. In addition to the solid waste recycling aspect, the project improves the environmental footprint of its CRB mill system through expected reductions in water usage, energy consumption and greenhouse gas emissions.

On October 6, 2021, GPIL entered into a $400 million Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement (the "Incremental Term A-4 Facility"). The Incremental Term A-4 Facility has a delayed draw feature, and the Company funded the new term loan on October 29, 2021. The Incremental Term A-4 Facility was collateralized by the same assets as GPIL’s Senior Secured Facilities on a pari passu basis. The Incremental Term A-4 Facility bore interest at a floating rate per annum equal to the Base Rate, the Euro currency Rate plus 0.875%, or the Daily Floating LIBOR Rate plus 0.875%, as selected by the Company. The loan was repaid on November 19, 2021 with the proceeds from the 3.75% senior unsecured notes due 2030.

On November 19, 2021, GPIL completed a private offering of $400 million aggregate principal amount of 3.750% senior unsecured notes due 2030 (the “Dollar Notes”) and €290 million aggregate principal amount of 2.625% senior unsecured notes due 2029 (the “Euro Notes”). The net proceeds of the Dollar Notes were used to repay in full the term loan borrowed under the Incremental Term A-4 Loan, which was under its senior secured credit facility. The net proceeds of the Euro Notes were used to repay revolver borrowings outstanding under its senior secured credit facility.

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

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of Graphic Packaging Holding Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2016 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/16
12/17
12/18
12/19
12/20
12/21
Period Ending
Graphic Packaging Holding Company
S&P 500 Stock Index
Dow Jones U.S. Container & Packaging Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Graphic Packaging Holding Company	$100.00	$126.58	$89.12	$142.43	$148.05	$173.19
S&P 500 Stock Index	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones U.S. Container & Packaging Index	100.00	119.02	97.06	124.80	151.18	167.76

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company’s past performance, financial condition and prospects. The following will be discussed and analyzed:

•Overview of Business
•Overview of 2021 Results
•Results of Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies
•New Accounting Standards
•Business Outlook

A detailed discussion of the fiscal 2021 year-over-year changes can be found below and a detailed discussion of fiscal 2020 year-over-year changes can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of sustainable fiber-based consumer packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS"). Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

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

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased year over year by $386 million in 2021. The higher costs in 2021 were due to higher commodity inflation costs ($330 million), labor and benefits ($47 million), and other costs, net ($9 million). Commodity inflation was primarily due to chemicals ($91 million), freight ($75 million), secondary fiber ($51 million), energy ($38 million), external board ($34 million), wood ($28 million), and other costs ($13 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2022. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Debt Obligations. The Company had an aggregate principal amount of $5,831 million of outstanding debt obligations as of December 31, 2021. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended, the “Current Credit Agreement”) and the indentures governing the 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Current Credit Agreement Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a consolidated basis:

• Net Sales in 2021 increased by $596 million or 9%, to $7,156 million from $6,560 million in 2020 due to organic sales growth, the AR Packaging, Americraft, Greif, and Quad acquisitions, higher selling prices, and favorable foreign exchange, partially offset by lower open market volume of our paperboard.

• Income from Operations in 2021 decreased by $117 million or 22%, to $407 million from $524 million in 2020. Transactions recorded in Business Combinations, Shutdown and Other Special Charges and Exit Activities, Net increased $77 million driven by higher charges related to acquisitions. In addition, Income from Operations was negatively impacted in 2021 as compared to 2020 by inflation (primarily commodity and labor and benefits), $21 million of Winter Storm Uri related downtime and mitigation costs in 2021 net of insurance recoveries, lower volumes of our open market sales, and higher depreciation and amortization. Income from Operations was positively impacted in 2021 as compared to 2020 by higher pricing, higher volumes from organic sales growth and acquisitions, cost savings from continuous improvement and other programs, product mix, lower levels of planned maintenance and higher levels of market downtime at the uncoated SBS cupstock paper machine in 2020.

Acquisitions, Closures, and Dispositions

•On August 1, 2019, the Company acquired substantially all the assets of Artistic, a diversified producer of folding cartons and CRB. The acquisition included two converting plants located in Auburn, Indiana and Elgin, Illinois (included in the Americas Paperboard Packaging reportable segment) and one CRB mill located in White Pigeon, Michigan (included in the Paperboard Mills reportable segment).

•On January 31, 2020, the Company acquired a folding carton facility from Quad, a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment.

•On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, a leader in industrial packaging products and services. The acquisition included seven converting plants across the United States, which are included in the Americas Paperboard Packaging reportable segment.

•On July 1, 2021, the Company acquired substantially all the assets of Americraft, the largest independent folding carton converter in North America. The acquisition included seven converting plants across the United States and is reported within the Americas Paperboard Packaging reportable segment.

•On November 1, 2021, the Company acquired all the shares of AR Packaging, Europe's second largest producer of fiber-based consumer packaging. The acquisition included 30 converting plants in 13 countries and is reported within the Europe Paperboard Packaging reportable segment.

Share Repurchases and Dividends

•During 2021, GPHC did not repurchase any shares of its outstanding common stock. GPHC had approximately $147 million available for additional repurchases under the 2019 share repurchase program.

•During 2021, GPHC declared cash dividends of $90 million and paid cash dividends of $87 million.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2021	2020	2019
Net Sales	$7,156	$6,560	$6,160
Income from Operations	$407	$524	$534
Nonoperating Pension and Postretirement Benefit Income (Expense)	5	(151)	(39)
Interest Expense, Net	(123)	(129)	(141)
Income before Income Taxes and Equity Income of Unconsolidated Entity	$289	$244	$354
Income Tax Expense	(74)	(42)	(76)
Income before Equity Income of Unconsolidated Entity	$215	$202	$278
Equity Income of Unconsolidated Entity	1	1	—
Net Income	$216	$203	$278

2021 COMPARED WITH 2020

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2020	Price	Volume/Mix	Foreign Exchange	2021	Increase	Percent Change
Consolidated	$6,560	$150	$379	$67	$7,156	$596	9%

The Company's Net Sales in 2021 increased by $596 million or 9%, to $7,156 million from $6,560 million for the same period in 2020, due to Net Sales of $344 million from the AR Packaging, Americraft, Greif, and Quad acquisitions, higher pricing, organic sales growth including new product introductions and conversions to our paperboard packaging solutions, and favorable foreign exchange partially offset by lower open market volume of our paperboard. Favorable foreign currency exchange rates were primarily due to the British Pound, Canadian Dollar, Euro, and Australian Dollar. Core converting volumes were up, primarily in global beverage and foodservice packaging, including cups, offset by declines in dry foods and cereal.

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2020	Price	Volume/Mix	Inflation	Foreign Exchange	Other (a)	2021	Decrease	Percent Change
Consolidated	$524	$150	$35	$(386)	$1	$83	$407	$(117)	(22)%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, mill market downtime costs, expenses related to acquisitions and integration activities, exit activities, and shutdown and other special charges.

The Company's Income from Operations for 2021 decreased $117 million or 22%, to $407 million from $524 million for the same period in 2020. Transactions recorded in Business Combinations, Shutdown and Other Special Charges and Exit Activities, Net increased $77 million driven by higher charges for acquisitions partially offset by higher charges for exit activities in 2020, including those related to our announced closures of White Pigeon, Michigan, CRB mill and West Monroe, Louisiana, PM1 containerboard machine. In addition, Income from Operations was negatively impacted in 2021 as compared to 2020 by inflation (primarily commodity and labor and benefits), $21 million of Winter Storm Uri related downtime and mitigation costs in 2021 net of insurance recoveries, lower volumes of our open market sales, and higher depreciation and amortization. Income from Operations was positively impacted in 2021 as compared to 2020 by higher pricing, higher volumes from organic sales growth and acquisitions, cost savings from continuous improvement and other programs, product mix, lower levels of planned maintenance and higher levels of market downtime at the uncoated SBS cupstock paper machine in 2020.

Inflation in 2021 increased due to higher commodity inflation costs ($330 million), labor and benefits ($47 million), and other costs, net ($9 million). Commodity inflation was primarily due to chemicals ($91 million), freight ($75 million), secondary fiber ($51 million), energy ($38 million), external board ($34 million), wood ($28 million), and other costs ($13 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was income of $5 million in 2021 versus an expense of $151 million in 2020. The decrease in expense was due to a settlement charge of $153 million incurred during the first quarter of 2020 associated with the Company's purchase of a group annuity contract that transferred the remaining pension benefit obligation under the largest U.S. Plan of approximately $713 million to an insurance company.

Interest Expense, Net

Interest Expense, Net decreased by $6 million to $123 million in 2021 from $129 million in 2020. Interest Expense, Net decreased due to lower interest rates, partially offset by higher debt balances as compared to prior year. As of December 31, 2021, approximately 31% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2021, the Company recognized Income Tax Expense of $74 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $289 million. During 2020, the Company recognized Income Tax Expense of $42 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $244 million.

The effective tax rate for 2021 is different from the statutory rate due to the tax effect of income attributable to noncontrolling interests as well as the mix of earnings between foreign and domestic jurisdictions. In addition, during 2021, the Company recorded discrete tax expense to recognize tax rate increases in the United Kingdom and to recognize the effects of the Tax Cuts and Jobs Act on executive compensation as a result of IP’s exit from the partnership. The effective tax rate in 2021 is higher than the effective tax rate in 2020 primarily due to these discrete tax items as compared to 2020.

The Company utilized its remaining U.S. federal net operating loss carryforwards during 2020. However, as a result of deductions associated with the step up in tax basis of certain assets as a result of International Paper’s exit from the partnership, the Company generated a taxable loss of $574 million during 2021 that can be carried forward for U.S. federal income tax purposes indefinitely. As such, based on the net operating loss generated in 2021 as well as future tax benefits associated with planned capital projects and tax credit carryforwards which are available to offset future U.S. federal income tax, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $1 million in 2021 and $1 million in 2020 and is related to the Company’s equity investment through its GPIL subsidiary, in the Rengo Riverwood Packaging, Ltd. joint venture.

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

Europe Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to CPG companies serving the food, beverage and consumer product markets including healthcare and beauty primarily in Europe.

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described in "Note 1 - Nature of Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
In millions	2021	2020	2019
NET SALES:
Paperboard Mills	$1,007	$988	$1,095
Americas Paperboard Packaging	4,996	4,650	4,234
Europe Paperboard Packaging	992	765	689
Corporate/Other/Eliminations(a)	161	157	142
Total	$7,156	$6,560	$6,160

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills(b)	$(10)	$(110)	$33
Americas Paperboard Packaging	456	639	478
Europe Paperboard Packaging	82	66	60
Corporate and Other(c)	(121)	(71)	(37)
Total	$407	$524	$534
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2021, 2020, and 2019.
(c) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

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

Americas Paperboard Packaging

Net Sales increased due to acquisitions including Americraft in Q3 2021 and Greif in Q2 2020, higher pricing, organic sales growth including conversions to our paperboard packaging solutions, new product introductions, and favorable foreign currency exchange rates. Higher volumes primarily in foodservice packaging including cups, beverage markets, dairy products and bakery were offset by lower volumes in dry foods, cereal, tissue, and frozen pizza. In beverage, volumes increased in all categories including craft and specialty, big beer, and soft drinks.

Income from Operations decreased due to commodity inflation, other inflation (primarily labor and benefits), downtime and mitigation costs related to Winter Storm Uri, and one fewer selling day due to leap year offset by higher selling prices, cost savings from continuous improvement and other programs, the timing of annual outages, and higher volumes including from organic sales growth and acquisitions. The commodity inflation was primarily due to higher prices for freight, chemicals, secondary fiber, and external board.

Europe Paperboard Packaging

Net Sales increased due to the acquisition of AR Packaging on November 1, 2021 as well as higher prices, increased volumes led by beverage and convenience, and favorable foreign currency exchange rates offset by unfavorable mix.

Income from Operations increased due to cost savings through continuous improvement and other programs, increased volumes, and pricing offset by commodity inflation, higher labor and benefits costs, and due to the acquisition of AR Packaging on November 1, 2021 including the amortization of purchased intangibles.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures, debt service on its indebtedness, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Consolidated Statement of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
In millions	2021	2020
Receivables Sold and Derecognized	$2,947	$2,850
Proceeds Collected on Behalf of Financial Institutions	2,970	2,787
Net Proceeds (Paid to) Received From Financial Institutions	(6)	55
Deferred Purchase Price at December 31(a)	4	5
Pledged Receivables at December 31	180	201
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2021 and 2020, the Company sold receivables of approximately $693 million and $368 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were approximately $613 million and $621 million as of December 31, 2021 and 2020, respectively.

Cash Flows

	Years Ended December 31,
In millions	2021	2020
Net Cash Provided by Operating Activities	$609	$825
Net Cash Used in Investing Activities	$(2,392)	$(648)
Net Cash Provided by (Used in) Financing Activities	$1,778	$(152)

Net cash provided by operating activities in 2021 totaled $609 million, compared to $825 million in 2020. The decrease was primarily due to higher inventory balances due to inflation and lower other accrued liabilities balances. Pension contributions in 2021 and 2020 were $33 million and $19 million, respectively. In the first quarter of 2021, the Company made a $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing a portion of the excess balance related to the terminated U.S. defined benefit plan.

Net cash used in investing activities in 2021 totaled $2,392 million, compared to $648 million in 2020. Capital spending was $802 million and $646 million in 2021 and 2020, respectively. In 2021, the Company paid $292 million and $1,412 million, net of cash acquired, for the Americraft and AR Packaging acquisitions, respectively. In the prior year, the Company paid $121 million, net of cash acquired, for the 2020 Acquisitions. Net cash receipts related to the accounts receivable securitization and sale programs were $119 million and $127 million in 2021 and 2020, respectively.

Net cash provided by financing activities in 2021 totaled $1,778 million, compared to $152 million used in financing activities in 2020. Current year activities include a debt drawing of $425 million Incremental Term A-2 Facility and the use of the proceeds, together with cash on hand, to redeem the 4.75% Senior Notes due in 2021, and a debt drawing of $250 million Incremental Term A-3 Facility. Other current year activities include an offering of $400 million aggregate principal amount of 0.821% Senior Notes due 2024, an offering of $400 million aggregate principal amount of 1.512% Senior Notes due 2026. The net proceeds of $800 million were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which are under its senior secured credit facility. Additionally, the Company had an offering of $100 million aggregate principal amount of tax-exempt green bonds, with the net proceeds of $111 million used to reimburse GPIL for a portion of its CRB platform optimization project. Other current year activities include a debt drawing of $400 million Incremental Term A-4 Facility and a debt drawing of €210 million Incremental Euro Term Loan Facility under the Senior Secured Credit Facility due 2026. Additionally, the Company completed the offering of $400 million Senior Notes due in 2030 and used the proceeds to repay the Incremental Term A-4 Facility and €290 million aggregate principal amount of its 2.625% senior unsecured notes due 2029 and used the proceeds to repay revolver borrowings outstanding under its senior secured credit facility. The Company also paid $150 million toward the redemption of IP's ownership interest in GPIP, and $109 million Tax Receivable Agreement (TRA) payment related to IP exit. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest and payments on debt of $16 million. The Company also paid dividends and distributions of $92 million and withheld $15 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year, the Company had a debt offering of $450 million aggregate principal amount of 3.50% Senior Notes due 2028, and a debt offering of $350 million aggregate principal amount of 3.50% Senior Notes due 2029. The Company also paid $500 million toward the redemption of IP's ownership interest in GPIP. The Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of stock of $316 million and payments on debt of $37 million. The Company also paid dividends and distributions of $103 million and withheld $9 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in “Note 1 - Nature of Business and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” on May 21, 2021, IP exchanged its remaining 22.8 million partnership units for an equivalent number of shares of GPHC common stock. As required by the parties' agreement, these shares were immediately sold by IP. As a result, IP has no ownership interest remaining in GPIP as of May 21, 2021, and GPIL is no longer subject to separate SEC filing requirements. As such, the Company has included Supplemental Guarantor disclosures that were previously included in the GPIL SEC filings effective June 30, 2021.

As further discussed in “Note 5 – Debt” in the Notes to Condensed Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” the Senior Notes issued by GPIL (the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of GPIL, other than its foreign subsidiary holding companies, domestic subsidiaries and in certain instances by the Company (a Parent guarantee) (collectively "the Guarantors"). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiary holding companies, foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

Other than tax related items, the results of operations, assets, and liabilities for GPHC and GPIL are substantially the same. Therefore, the summarized financial information below is presented on a combined basis, consisting of GPIL and Subsidiary Guarantors (collectively, the “Obligor Group”), and is presented after the elimination of: (i) intercompany transactions and balances among GPIL and Subsidiary Guarantors, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

In millions	Twelve Months Ended December 31, 2021
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$5,847
Cost of Sales	4,973
Income from Operations	303
Net Income	185
(a) Includes Net Sales to Nonguarantor Subsidiaries of $509 million.

In millions	December 31, 2021
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,235
Noncurrent assets	5,888
Intercompany receivables from Nonguarantors	1,258
Current liabilities	1,472
Noncurrent liabilities	5,713

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

Under the terms of the Current Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Current Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on April 1, 2021.

Due to the completion of a material acquisition, the Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 5.00 to 1.00. At December 31, 2021, the Company was in compliance with such covenant and the ratio was 4.39 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2021, the Company was in compliance with such covenant and the ratio was 10.85 to 1.00.

As of December 31, 2021, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investments in 2021 were $899 million ($802 million was paid), compared to $651 million ($646 million was paid) in 2020. During 2021, the Company had capital spending of $855 million for improving process capabilities, $17 million for capital spares and $27 million for manufacturing packaging machinery.

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

For further discussion of the Company’s environmental matters, see "Note 14 - Environmental and Legal Matters" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data."

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2021 is as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$5,685	$272	$773	$2,134	$2,506
Operating Leases	288	78	105	51	54
Finance Leases	205	17	29	27	132
Interest Payable	833	160	293	216	164
Purchase Obligations(a)	388	140	141	65	42
Total Contractual Obligations(b)	$7,399	$667	$1,341	$2,493	$2,898
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

International Operations

For 2021, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 23% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2021, approximately 30% of the Company’s total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the euro, British pound sterling, Swedish krona, Polish zloty, the Australian dollar, the Canadian dollar, the Mexican peso or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $28 million, which was recorded in Other Comprehensive (Loss) Income for the year ended December 31, 2021. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2022. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. In addition, the Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

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

Acquisitions

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method of accounting, the Company allocated the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets over the purchase price is recorded as a gain on bargain purchase. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. Therefore, we use information available to us to make fair value determinations and often engage independent valuation specialists, when necessary, to assist in the fair value determination of significant, acquired long-lived assets. The determination of fair value requires estimates about discount rates, growth and retention rates, royalty rates, expected future cash flows and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we are permitted to record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. The Company is also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. Such useful lives are determined based upon the expected period of future cash flows to be generated by the intangible asset. The Company periodically reviews the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

On November 1, 2021, the Company completed its acquisition of AR Packaging (the “Transaction”), through the acquisition of all of the shares of AR Packaging for cash of $1,412 million, net of cash acquired of $75 million. AR Packaging’s results of operations have been included in the Company’s financial results since the acquisition date. The Company allocated the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The Company identified that the acquired assets included customer relationships, which were assigned a fair value of $439 million using a discounted cash flow analysis. Significant assumptions in valuing this asset included the discount rate, annual revenue growth rates, customer attrition rates, projected operating expenses, projected earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins, tax rate, depreciation, contributory asset charge, and future earnings projections among others.The Company believes the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment losses in the future. Additional information regarding our acquisitions is included in "Note 4 - Business Combinations"in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Pension Benefits

The Company sponsors defined benefit pension plans (the “Plans”) for eligible employees in North America and certain international locations. The funding policy for the U.S. qualified defined benefit plans is to, at a minimum, contribute assets as required by the Internal Revenue Code Section 412. Non qualified defined benefit U.S. plans providing benefits in excess of limitations imposed by the U.S. income tax code are not funded.

The Company’s pension expense for defined benefit pension plans was $11 million in 2021 compared to $167 million in 2020. The 2020 expense includes a $154 million charge associated with the termination and settlement of the Company's largest U.S. plan. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans.

The weighted average expected long-term rate of return on pension fund assets used to calculate pension expense was 3.59% and 4.12% in 2021 and 2020, respectively. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company evaluates its long-term rate of return assumptions annually and adjusts them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2021, the net actuarial loss was $71 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. The actuarial loss is amortized over the average remaining life expectancy period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2021 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 2.46% and 2.11% in 2021 and 2020, respectively.

The Company’s pension expense is estimated to be approximately $9 million in 2022. The estimate is based on a weighted average expected long-term rate of return of 3.86%, a weighted average discount rate of 2.46% and other assumptions. Pension expense beyond 2021 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for the Company’s U.S. plans were reduced by 0.25%, pension expense would increase by approximately $1 million and the December 31, 2021 projected benefit obligation would increase approximately $10 million.

The fair value of assets in the Company’s plans was $557 million at December 31, 2021 and $516 million at December 31, 2020. The projected benefit obligations exceed the fair value of plan assets by $70 million and $77 million as of December 31, 2021 and 2020, respectively. The accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets by $64 million and $72 million at the end of 2021 and 2020, respectively.

Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2021, the Company had seven reporting units, five of which had goodwill.

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

As of October 1, 2021, the Company performed a quantitative impairment test. The quantitative analysis involves calculating the fair value of each reporting unit by utilizing a discounted cash flow analysis based on the Company’s business plans, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

The Company performed its annual goodwill impairment tests as of October 1, 2021. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The discount rate used for each reporting unit ranged from 7.5% to 8.0%, and we utilized an EBITDA multiple of 9 times to calculate terminal period cash flows. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 25% and 21%, respectively, whereas all other reporting units exceeded by more than 30%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of our respective reporting units, the fair value of each reporting unit would have continued to exceed its carrying amount. The Foodservice and Australia reporting units had goodwill totaling $43 million and $11 million, respectively. The Company does not believe it is likely that there will be material changes in the assumptions or estimates used to calculate the reporting unit fair values.

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

As of December 31, 2021, the Company has a valuation allowance of $38 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain federal tax credit carryforwards, certain state net operating loss carryforwards and certain state tax credit carryforwards. As of December 31, 2020, a total valuation allowance of $34 million was recorded.

As of December 31, 2021, the Company has provided for deferred U.S. income taxes attributable to future withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, the Company provided deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. Due to the deemed taxation of all post-1986 earnings and profits required by the Act, the Company has determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary of approximately $51 million as of December 31, 2021.

The Company has not provided for deferred U.S. income taxes on outside basis differences of approximately $33 million in its other international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The Company’s assertion with respect to these subsidiaries remains unchanged, despite the deemed taxation of all post-1986 earnings and profits required by the Act. The determination of the amount of the unrecognized deferred income tax liability (primarily withholding tax in certain jurisdictions and some state tax) on the unremitted earnings or any other associated outside basis differences is not practicable because of the complexities associated with the calculation.

The Company has elected to recognize global intangible low-taxed income (“GILTI”) as period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - Nature of Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

BUSINESS OUTLOOK

Total capital investment for 2022 is expected to be in the range of $440 million to $460 million.

The Company also expects the following in 2022:

• Depreciation and amortization expense of approximately $580 million, including pension amortization and excluding $5 million of accelerated depreciation related to exit activities.

• Pension plan contributions between $10 million and $20 million excluding $6 million reflected as a contribution to the remaining U.S defined benefit plan that effectively utilizes the excess balance related to the terminated U.S. defined benefit plan.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on certain variable rate borrowings. At December 31, 2021, the Company had active interest rate swap agreements with a notional amount of $200 million expiring in January 2022.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
In millions	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$250	$6	$700	$—	$512	$2,256	$3,724	$3,770
Average Interest Rate	4.88%	1.92%	2.24%	2.25%	2.05%	3.42%
Variable Rate	$14	$27	$39	$39	$1,583	$250	$1,952	$1,945
	LIBOR+Spread	LIBOR+Spread	LIBOR+Spread	—	—	—	—	—

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
In millions	2022	2023	2024	2025	2026	Thereafter	Total
Notional	$200	$—	$—	$—	$—	$—	$200
Average Pay Rate	2.87%	—%	—%	—%	—%	—%	—%
Average Receive Rate	LIBOR	—	—	—	—	—	—

Foreign Exchange Rates

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

During the years ended December 31, 2021 and 2020, there were no amounts reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during the years ended December 31, 2021 and 2020.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all receivables resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these receivables will be adversely affected by changes in exchange rates. At December 31, 2021, multiple foreign currency forward exchange contracts existed, with maturities ranging up to six months. Those forward currency exchange contracts outstanding at December 31, 2021, when aggregated and measured in U.S. dollars at December 31, 2021 contractual rates, had net notional amounts totaling $103 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

Deal Contingent Hedge

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021 concurrently with the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized losses resulting from these contracts were recognized in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net on the Company’s Condensed Consolidated Statements of Operations. For more information, see "Note 11 — Fair Value Measurement" in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2022. The carrying amount and fair value of the natural gas swap contracts is a net asset of $2 million as of December 31, 2021. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive Loss in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2021	2020	2019
Net Sales	$7,156	$6,560	$6,160
Cost of Sales	6,085	5,460	5,068
Selling, General and Administrative	528	513	512
Other (Income) Expense, Net	(2)	2	8
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	138	61	38
Income from Operations	407	524	534
Nonoperating Pension and Postretirement Benefit Income (Expense)	5	(151)	(39)
Interest Expense, Net	(123)	(129)	(141)
Income before Income Taxes and Equity Income of Unconsolidated Entity	289	244	354
Income Tax Expense	(74)	(42)	(76)
Income before Equity Income of Unconsolidated Entity	215	202	278
Equity Income of Unconsolidated Entity	1	1	—
Net Income	$216	$203	$278
Net Income Attributable to Noncontrolling Interests	(12)	(36)	(71)
Net Income Attributable to Graphic Packaging Holding Company	$204	$167	$207

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.69	$0.60	$0.70
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.68	$0.60	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,
2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$204	$12	$216
Other Comprehensive Income (Loss), Net of Tax
Derivative Instruments	5	1	6
Pension and Postretirement Benefit Plans	45	—	45
Currency Translation Adjustment	(28)	—	(28)
Total Other Comprehensive Income, Net of Tax	22	1	23
Total Comprehensive Income	$226	$13	$239

Year Ended December 31,
2020
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Redeemable Noncontrolling Interest	Total
Net Income (Loss)	$167	$39	$(3)	$203
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	4	1	—	5
Pension and Postretirement Benefit Plans	100	29	10	139
Currency Translation Adjustment	17	2	(1)	18
Total Other Comprehensive Income, Net of Tax	121	32	9	162
Total Comprehensive Income	$288	$71	$6	$365
Year Ended December 31,
2019
Net Income	$207	$55	$16	$278
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(6)	(1)	—	(7)
Pension and Postretirement Benefit Plans	8	2	1	11
Currency Translation Adjustment	10	2	—	12
Total Other Comprehensive Income, Net of Tax	12	3	1	16
Total Comprehensive Income	$219	$58	$17	$294

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share amounts	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$172	$179
Receivables, Net	859	654
Inventories, Net	1,387	1,128
Other Current Assets	84	59
Total Current Assets	2,502	2,020
Property, Plant and Equipment, Net	4,677	3,560
Goodwill	2,015	1,478
Intangible Assets, Net	868	437
Other Assets	395	310
Total Assets	$10,457	$7,805

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$279	$497
Accounts Payable	1,125	825
Compensation and Employee Benefits	211	213
Interest Payable	35	30
Other Accrued Liabilities	399	291
Total Current Liabilities	2,049	1,856
Long-Term Debt	5,515	3,147
Deferred Income Tax Liabilities	579	540
Accrued Pension and Postretirement Benefits	139	130
Other Noncurrent Liabilities	282	292

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 307,103,551 and 267,726,373 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3	3
Capital in Excess of Par Value	2,046	1,715
Retained Earnings (Accumulated Deficit)	66	(48)
Accumulated Other Comprehensive Loss	(224)	(246)
Total Graphic Packaging Holding Company Shareholders' Equity	1,891	1,424
Noncontrolling Interest	2	416
Total Equity	1,893	1,840
Total Liabilities and Shareholders' Equity	$10,457	$7,805

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
In millions, except share amounts	Shares	Amount
Balances at December 31, 2018	299,807,779	$3	$1,944	$10	$(379)	$439	$2,017	$276
Net Income	—	—	—	207	—	55	262	16
Reclassification to Redeemable Noncontrolling Interest for Share Repurchases	—	—	—	—	—	13	13	(13)
Redeemable Noncontrolling Interest Redemption Value Mark-Up	—	—	(30)	—	—	—	(30)	30
Distribution of Membership Interest	—	—	—	—	—	(22)	(22)	(6)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(6)	(1)	(7)	—
Pension and Postretirement Benefit Plans	—	—	—	—	8	2	10	1
Currency Translation Adjustment	—	—	—	—	10	2	12	—
Repurchase of Common Stock	(10,191,257)	—	(55)	(73)	—	—	(128)	—
Dividends Declared	—	—	—	(88)	—	—	(88)	—
Recognition of Stock-Based Compensation	—	—	18	—	—	—	18	—
Issuance of Shares for Stock-Based Awards	630,385	—	—	—	—	—	—	—
Balances at December 31, 2019	290,246,907	$3	$1,877	$56	$(367)	$488	$2,057	$304
Net Income (Loss)	—	—	—	167	—	39	206	(3)
Redeemable Noncontrolling Interest Redemption Value Adjustment	—	—	12	—	—	—	12	(12)
Distribution of Membership Interest	—	—	—	—	—	(19)	(19)	(2)
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	4	1	5	—
Pension and Postretirement Benefit Plans	—	—	—	—	100	29	129	10
Currency Translation Adjustment	—	—	—	—	17	2	19	(1)
Repurchase of Common Stock	(23,420,010)	—	(128)	(188)	—	—	(316)	—
Redemption of IP's Ownership Interest	—	—	(87)	—	—	(124)	(211)	(296)
Tax Effect IP Redemption	—	—	16	—	—	—	16	—
Dividends Declared	—	—	—	(83)	—	—	(83)	—
Recognition of Stock-Based Compensation	—	—	25	—	—	—	25	—
Issuance of Shares for Stock-Based Awards	899,476	—	—	—	—	—	—	—
Balances at December 31, 2020	267,726,373	$3	$1,715	$(48)	$(246)	$416	$1,840	$—
Net Income	—	—	—	204	—	12	216	—
Distribution of Membership Interest	—	—	—	—	—	(6)	(6)	—
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	5	1	6	—
Pension and Postretirement Benefit Plans	—	—	—	—	45	—	45	—
Currency Translation Adjustment	—	—	—	—	(28)	—	(28)	—
Redemption of IP's Ownership Interest	38,080,072	—	319	—	—	(423)	(104)	—
Dividends Declared	—	—	—	(90)	—	—	(90)	—
Investment in Subsidiaries	—	—	—	—	—	2	2
Recognition of Stock-Based Compensation	—	—	12	—	—	—	12	—
Issuance of Shares for Stock-Based Awards	1,297,106	—	—	—	—	—	—	—
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893	$—

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$216	$203	$278

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	489	476	447
Amortization of Deferred Debt Issuance Costs	9	6	5
Deferred Income Taxes	55	(1)	53
Amount of Postretirement Expense (Less) Greater Than Funding	(24)	147	42
Other, Net	93	13	15
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 3)	(229)	(19)	(174)
Net Cash Provided by Operating Activities	609	825	666

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(775)	(616)	(331)
Packaging Machinery Spending	(27)	(30)	(22)
Acquisition of Businesses, Net of Cash Acquired	(1,704)	(121)	(55)
Beneficial Interest on Sold Receivables	130	136	344
Beneficial Interest Obtained in Exchange for Proceeds	(11)	(9)	(156)
Other, Net	(5)	(8)	(5)
Net Cash Used in Investing Activities	(2,392)	(648)	(225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	(316)	(129)
Payments on Debt	(16)	(37)	(37)
Proceeds from Issuance of Debt	2,965	800	300
Retirement of Long-Term Debt	(1,626)	—	—
Redemption of Noncontrolling Interest	(150)	(500)	—
Borrowings under Revolving Credit Facilities	4,485	2,614	2,498
Payments on Revolving Credit Facilities	(3,649)	(2,597)	(2,865)
IP Tax Receivable Agreement Payment	(109)	—	—
Debt Issuance Costs	(27)	(14)	(5)
Repurchase of Common Stock related to Share-Based Payments	(15)	(9)	(4)
Dividends and Distributions Paid to GPIP Partner	(92)	(103)	(113)
Other, Net	12	10	(6)
Net Cash Provided by (Used in) Financing Activities	1,778	(152)	(361)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	1	2
Net (Decrease) Increase in Cash and Cash Equivalents	(7)	26	82
Cash and Cash Equivalents at Beginning of Year	179	153	71
CASH AND CASH EQUIVALENTS AT END OF YEAR	$172	$179	$153

Non-cash Investing Activities:
Beneficial Interest Obtained (Sold) in Exchange for Trade Receivables	$121	$135	$(69)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$118	$71	$73
Non-cash Financing Activities:
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	$11	$—	$16
Non-cash Exchange of Stock Issuance for Redemption of Noncontrolling Interest	$(652)	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of sustainable, fiber-based consumer packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States ("U.S.") and Europe, and holds leading market positions in coated-recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS").

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

During 2020, GPIP purchased 32.5 million partnership units from IP for $500 million in cash, fully redeeming the 18.2 million partnership units that were required to be redeemed in cash. On February 16, 2021, the Company announced that IP had notified the Company of its intent to exchange additional partnership units. Per an agreement between the parties, on February 19, 2021, GPIP purchased 9.3 million partnership units from IP for $150 million in cash, and IP exchanged 15.3 million partnership units for an equivalent number of shares of GPHC common stock. On May 21, 2021, IP exchanged its remaining 22.8 million partnership units for an equivalent number of shares of GPHC common stock. As required by the parties' agreement, these shares were immediately sold by IP. As a result, IP has no ownership interest remaining in GPIP as of May 21, 2021.

In connection with both the February 19, 2021 and May 21, 2021 exchanges, pursuant to elections under Section 754 of the Internal Revenue Code, the Company obtained an increase with respect to the tax basis in the assets of GPIP and certain of its subsidiaries. As a result, payments pursuant to the Tax Receivable Agreement (“TRA”), executed in connection with the formation of GPIP on January 1, 2018, are required. The TRA provides for the payment by the Company to IP of 50% of the present value of any tax benefits projected to be realized by the Company upon IP’s exchange of its membership interest into GPHC stock. As such, the Company recorded TRA liabilities of $43 million and $66 million, for the February 19, 2021 and May 21, 2021 exchanges, respectively. The TRA liabilities were recorded through adjustments to Capital in Excess of Par Value during the first and second quarters of 2021, respectively. In accordance with the terms of the TRA, the Company settled the liability for the February exchange during the third quarter and settled the liability for the May exchange during the fourth quarter of 2021. Additionally, the Company recorded an adjustment through Capital in Excess of Par Value to decrease its net domestic Deferred Tax Liability (“DTL”) by $175 million in connection with both the February and May exchanges. The decrease in the DTL reflects the change in the outside basis difference associated with the Company’s investment in GPIP and includes the impact of the tax basis step up triggered by the exchanges pursuant to Section 754 of the Internal Revenue Code in addition to other changes to book and tax basis as a result of the Company’s increased ownership interest in GPIP.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
In millions	2021	2020
Receivables Sold and Derecognized	$2,947	$2,850
Proceeds Collected on Behalf of Financial Institutions	2,970	2,787
Net Proceeds (Paid to) Received From Financial Institutions	(6)	55
Deferred Purchase Price at December 31(a)	4	5
Pledged Receivables at December 31	180	201
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the years ended December 31, 2021 and 2020, the Company sold receivables of $693 million and $368 million respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $613 million and $621 million as of December 31, 2021 and 2020, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. For the years ended December 31, 2021, 2020, and 2019, no customer accounted for more than 10% of net sales.

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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $14 million, $7 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Depreciation expense, including the depreciation expense of assets under finance leases, for 2021, 2020 and 2019 was $420 million, $414 million and $388 million, respectively.

Intangible Assets

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

Goodwill is the Company’s only intangible asset not subject to amortization. The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization expense as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships(a)	$1,462	$(621)	$841	$965	$(556)	$409
Patents, Trademarks, Licenses, and Leases	140	(113)	27	141	(113)	28
Total	$1,602	$(734)	$868	$1,106	$(669)	$437
(a) Please see "Note 4- Business Combinations" for the intangibles acquired with the AR Packaging acquisition.

The Company recorded amortization expense for the years ended December 31, 2021, 2020 and 2019 of $69 million, $62 million and $59 million, respectively. The Company expects amortization expense for the next five consecutive years to be approximately as follows: $95 million, $92 million, $90 million, $86 million, and $86 million.

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

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. However, the Company performed a quantitative impairment test as of October 1, 2021, and concluded goodwill was not impaired for any of its reporting units.

The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Mills	Americas Paperboard Packaging	Europe Paperboard Packaging	Corporate/Other(a)	Total
Balance at December 31, 2019	$507	$897	$60	$14	$1,478
Acquisition of Businesses	—	—	—	—	—
Foreign Currency Effects	(1)	3	(1)	(1)	—
Balance at December 31, 2020	$506	$900	$59	$13	$1,478
Acquisition of Businesses	—	68	475	—	543
Foreign Currency Effects	—	—	(6)	—	(6)
Balance at December 31, 2021	$506	$968	$528	$13	$2,015
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

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of the FASB Codification. A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. The Company's asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At December 31, 2021 and 2020, the Company had liabilities of $12 million and $11 million, respectively. The liabilities are primarily reflected as Other Noncurrent Liabilities in the Company's Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

International Currency

The functional currency of the international subsidiaries is usually the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Any related translation adjustments are recorded directly to a separate component of Shareholders’ Equity, unless there is a sale or substantially complete liquidation of the underlying foreign investments. Gains and losses on foreign currency transactions are included in Other Expense, Net for the period in which the exchange rate changes.

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

Revenue Recognition

The Company has two primary activities, manufacturing and converting paperboard, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 15 - Business Segment and Geographic Area Information." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $7,131 million, $6,537 million and $6,141 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of December 31, 2021 and 2020, contract assets were $17 million and $15 million, respectively. The Company's contract liabilities consist principally of rebates, and as of December 31, 2021 and 2020 were $61 million and $56 million, respectively.

The Company did not have a material amount relating to backlog orders at December 31, 2021 or 2020.

Shipping and Handling

The Company includes shipping and handling costs in Cost of Sales.

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2021, 2020 and 2019 were $10 million, $10 million and $9 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Consolidated Statements of Operations for the year ended December 31:

In millions	2021	2020	2019
Charges Associated with Business Combinations(a)	$84	$(2)	$4
Shutdown and Other Special Charges	33	38	24
Exit Activities(b)	21	25	10
Total	$138	$61	$38
(a) Includes $48 million of unrealized losses resulting from deal contingent foreign exchange forward contracts from the AR Packaging acquisition (see "Note 11- Fair Value Measurement").
(b) Relates to the Company's CRB mills, converting facility closures and the PM1 containerboard machine exit activities (see "Note 18 - Exit Activities").

2021

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. Severance, retention, start-up costs, and other charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 18 - Exit Activities."

During 2019, the Company began a three-year program to dismantle and dispose of idle and abandoned assets primarily at the paperboard mills. Charges related to this program for 2021 and 2020 were $25 million and $14 million, respectively. Charges associated with this program are included in Shutdown and Other Special Charges in the table above.

On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton Inc. ("Americraft"), the largest remaining independent folding carton converter in North America for $292 million. The acquisition included seven converting plants across the United States and is reported within the Americas Paperboard Packaging reportable segment. Charges associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 4 - Business Combinations."

On November 1, 2021, the Company acquired all the shares of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging, for $1,412 million in cash, net of cash acquired of $75 million, subject to customary adjustments. The acquisition included 30 converting plants in 13 countries and is reported within the Europe Paperboard Packaging reportable segment. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 4 - Business Combinations."

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment. The Company paid $41 million using existing cash and borrowings under its revolving credit facility. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. During the first quarter of 2021, the acquisition accounting for Quad was finalized. For more information, see "Note 4 - Business Combinations."

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 18 - Exit Activities."

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc. ("Greif"), a leader in industrial packaging products and services. The acquisition included seven converting plants across the United States and will allow the company to increase its mill-to-converting plant integration over time. The Company paid approximately $80 million using existing cash and borrowings under its revolving credit facility. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. During the second quarter of 2021, the acquisition accounting for Greif was finalized. For more information, see "Note 4 - Business Combinations."

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2020, the Company made the decision to close certain converting plants that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed during 2020. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 18- Exit Activities."

The Company has established estimated liabilities related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities which have been closed. During the second quarter of 2020, the Company increased its estimated withdrawal liability for these plans by $12 million. During the fourth quarter of 2020, the Company entered into a settlement agreement with one of its closed multi-employment benefit plans and recorded a $4 million reduction in its estimated withdrawal liability for this plan. These items were recorded in Shutdown and Other Special Charges in the table above. For more information, see "Note 8 - Pensions and Other Postretirement Benefits."

During 2020, the Company incurred incremental costs associated with paying payroll to employees during necessary quarantines due to COVID-19. In addition, the Company made one-time payments to front-line production employees and made contributions to local food banks in the communities where our manufacturing operations are located. The charges associated with these costs and payments were recorded in Shutdown and Other Special Charges in the table above.

2019

On August 1, 2019, the Company acquired substantially all the assets of Artistic Carton Company ("Artistic"), a diversified producer of folding cartons and CRB. The acquisition included two converting plants located in Auburn, Indiana and Elgin, Illinois (included in the Americas Paperboard Packaging reportable segment) and one CRB paperboard mill located in White Pigeon, Michigan (included in the Paperboard Mills reportable segment).

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

The Company did not repurchase any shares of its common stock under the 2019 share repurchase program for the year ended December 31, 2021.

The following presents GPHC's share repurchases for the years ended December 31, 2020 and 2019:

Amount repurchased in millions	Amount Repurchased	Number of Shares Repurchased		Average Price
2020	$316	23,420,010		$13.48
2019	$128	10,191,257	(a)	$12.55
(a) Includes 7,400,171 shares under the 2017 share repurchase program thereby completing that program.

At December 31, 2021, GPHC had $147 million remaining under the 2019 share repurchase program.

During 2021 and 2020, GPHC paid cash dividends of $87 million and $85 million, respectively.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance, the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.

NOTE 2.    SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included in our consolidated balance sheets.

Receivables, Net:

In millions	2021	2020
Trade	$803	$609
Less: Allowance	(18)	(12)
	785	597
Other	74	57
Total	$859	$654

Inventories, Net by major class:

In millions	2021	2020
Finished Goods	$528	$471
Work in Progress	194	133
Raw Materials	473	349
Supplies	192	175
Total	$1,387	$1,128

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net:

In millions	2021	2020
Property, Plant and Equipment, at Cost:
Land and Improvements	$175	$137
Buildings(a)	908	671
Machinery and Equipment(b)	6,753	6,082
Construction-in-Progress	882	478
	8,718	7,368
Less: Accumulated Depreciation(a)(b)	(4,041)	(3,808)
Total	$4,677	$3,560
(a) Includes gross assets under finance lease of $114 million and related accumulated depreciation of $13 million as of December 31, 2021, and gross assets under finance lease of $106 million and related accumulated depreciation of $11 million as of December 31, 2020.
(b) Includes gross assets under finance lease of $39 million and related accumulated depreciation of $15 million as of December 31, 2021, and gross assets under finance lease of $36 million and related accumulated depreciation of $9 million as of December 31, 2020.

Other Accrued Liabilities:

In millions	2021	2020
Fair Value of Derivatives, current portion	$—	$9
Unfavorable Supply Agreement	7	—
Accrued Severance	10	3
Dividends Payable	23	20
Deferred Revenue	29	21
Accrued Customer Rebates	41	40
Other Accrued Taxes	50	57
Accrued Payables	56	38
Operating Lease Liabilities, current portion	73	61
Other(a)	110	42
Total	$399	$291
(a) Other accrued expenses include several types of expenses such as accrued bonus, external outside services and production costs.

Other Noncurrent Liabilities:

In millions	2021	2020
Deferred Revenue	$8	$7
Workers Compensation Reserve	8	9
Unfavorable Supply Agreement	8	27
Multi-employer Plans	19	20
Deferred Compensation	21	16
Operating Lease Liabilities, noncurrent portion	193	157
Other	25	56
Total	$282	$292

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow (Used In) Provided by Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions:

In millions	2021	2020	2019
Receivables, Net	$(106)	$(216)	$(108)
Inventories, Net	(80)	35	(73)
Other Current Assets	(12)	(5)	(9)
Other Assets	(22)	(22)	(8)
Accounts Payable	77	71	(9)
Compensation and Employee Benefits	(15)	40	13
Income Taxes	(6)	7	(4)
Interest Payable	4	6	8
Other Accrued Liabilities	3	31	5
Other Noncurrent Liabilities	(72)	34	11
Total	$(229)	$(19)	$(174)

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2021	2020	2019
Interest	$116	$120	$127
Income Taxes	$25	$27	$26

NOTE 4.    BUSINESS COMBINATIONS

The Company accounts for acquisitions as business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”).

Americraft

On July 1, 2021, the Company acquired substantially all of the assets of Americraft. The Company paid approximately $292 million, using existing cash and borrowings under its revolving credit facility. The acquisition included seven converting plants across the United States.

The purchase price for Americraft has been allocated to assets acquired and liabilities assumed based on the fair values as of the acquisition date and is subject to adjustments in subsequent periods as management finalizes its purchase price allocation, including the third-party valuations. Tangible assets and liabilities were valued as of the acquisition date using the indirect and direct methods of the cost approach and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisition was made to continue to expand its product offering, to integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint. The assigned goodwill, which is deductible for tax purposes, is reported within the Americas Paperboard Packaging reportable segment.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preliminary purchase price allocation, including immaterial measurement period adjustments, is as follows as of December 31, 2021:

In millions	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$292

Receivables, Net	22
Inventories	37
Property, Plant and Equipment	122
Intangible Assets(a)	54
Other Assets	1
Total Assets Acquired	236
Current Liabilities	12
Total Liabilities Assumed	12
Net Assets Acquired	224
Goodwill	68
Total Estimated Fair Value of Net Assets Acquired	$292
(a) Intangible Assets primarily consists of Customer Relationships with a weighted average life of approximately 15 years.

The Company included the results of operations of this acquisition in its Consolidated Statements of Income from the closing date of the acquisition. During 2021, Net Sales and Income from Operations for the Americraft acquisition were $108 million and $4 million, respectively.

AR Packaging

On November 1, 2021, the Company completed the acquisition of AR Packaging Group AB, Europe's second largest producer of fiber-based consumer packaging, by acquiring all the AR Packaging Group AB shares that were issued and outstanding as of the date of acquisition. The acquisition included 30 converting plants in 13 countries and enhances the Company’s global scale, innovation capabilities, and value proposition for customers throughout Europe and bordering regions.

The total cash consideration for the AR Acquisition was $1,412 million net of cash acquired of $75 million, paid in Euros through the use of deal contingent, foreign exchange forward contracts, purchased through the use of available borrowing capacity on the Company’s Senior Secured Revolving Credit Facilities and the $400 million Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement. For more information, see "Note 5 - Debt."

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes, and will be reported within the Europe reportable segment. The allocation of purchase price shown below remains preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations, including but not limited to valuations of property and equipment, customer relationships and other intangible assets, and deferred tax liabilities. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from duplicative overhead, streamlined operations and enhanced operational efficiency.

In millions	Amounts Recognized as of Acquisition Date(a)
Total Purchase Consideration	$1,487

Cash Acquired	75
Receivables, Net	212
Inventories	166
Other Current Assets	12
Property, Plant and Equipment(b)	529
Intangible Assets(c)	447
Other Assets	76
Total Assets Acquired	1,517
Accounts Payable	109
Compensation and Employee Benefits	12
Other Accrued Liabilities	101
Short-Term Debt and Current Portion of Long-Term Debt	9
Long-Term Debt	17
Deferred Income Tax Liabilities	164
Accrued Pension and Postretirement Benefits	50
Other Noncurrent Liabilities	41
Noncontrolling Interests	2
Total Liabilities Assumed	505
Net Assets Acquired	1,012
Goodwill	475
Total Estimated Fair Value of Net Assets Acquired	$1,487
(a) The amounts were translated from Euro to USD using the rate at the acquisition date of 1.1539.
(b) Property, Plant and Equipment primarily consists of Machinery and Equipment of $371 million with a weighted average life of approximately 12 years.
(c) Intangible Assets primarily consists of Customer Relationships of $439 million with a weighted average life of approximately 15 years.

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values of the tangible assets acquired and liabilities assumed were preliminarily determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements (“ASC 820”). Intangible assets consisting of customer relationships, technology, and trade names were valued using the discounted cash flow analysis. The significant assumptions used to estimate the value of the customer relationships intangible assets included the discount rate, annual revenue growth rates, customer attrition rates, projected operating expenses, projected EBITDA margins, tax rate, depreciation, and contributory asset charge.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Since the acquisition date, the results of operations for AR Packaging of $176 million of revenue and $8 million of operating income have been included within the consolidated statements of income for the twelve months ended December 31, 2021.

The following unaudited pro forma consolidated financial information for the twelve months ended December 31, 2021 combines the results of the Company for the year ended December 31, 2021 and the unaudited results of AR Packaging for the corresponding period through the Acquisition Date, November 1, 2021.

The following unaudited pro forma consolidated financial information for the twelve months ended December 31, 2020 combines the results of the Company for fiscal 2020 and the unaudited results of AR Packaging for the corresponding period. The unaudited pro forma consolidated financial information assumes that the Acquisition, which closed on November 1, 2021, was completed on January 1, 2020 (the first day of fiscal 2020).

The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt. For fiscal 2020, non-recurring pro forma adjustments directly attributable to the Acquisition included pre-tax amounts of $16 million related to the acquisition accounting effect of inventories acquired and $74 million of transaction costs. The $74 million of transaction costs include the $48 million loss on the forward contracts that the Company used to partially fund the acquisition of AR Packaging. These costs will not effect the Company's income statement beyond 12 months after the acquisition date.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on January 1, 2020. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

	Pro Forma Twelve Months Ended (unaudited)
In millions	December 31, 2021	December 31, 2020
Revenue	$8,096	$7,562
Net Income (Loss)	$293	$94

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad, a commercial printing company. The converting facility is located in Omaha, Nebraska, close to many of the Company's existing food and beverage customers. The Company paid approximately $41 million using existing cash and borrowings under its revolving credit facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The Company recorded $5 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years), $43 million related to net tangible assets (primarily working capital, land/buildings and equipment) and a bargain purchase gain of $7 million as the net fair value of assets acquired and liabilities assumed was greater than the purchase price. During 2020, Net Sales and Loss from Operations for the Quad acquisition were $79 million and $1.0 million, respectively. During the first quarter of 2021, the acquisition accounting for Quad was finalized.

On April 1, 2020, the Company acquired the Consumer Packaging Group business from Greif, Inc., a leader in industrial packaging products and services. The acquisition included seven converting plants across the United States and will allow the Company to increase its mill-to-converting plant integration over time. The Company paid $80 million using existing cash and borrowings under its revolving credit facility. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The Company recorded $13 million related to identifiable intangible assets (customer relationships with useful lives of fifteen years) and $67 million related to net tangible assets (primarily working capital, land/buildings and equipment). During 2020, Net Sales and Loss from Operations for the Greif acquisition were $165 million and $14 million, respectively. During the second quarter of 2021, the acquisition accounting for the Greif was finalized.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019

On August 1, 2019, the Company completed the acquisition of Artistic, a diversified producer of folding cartons and CRB. The acquisition included two converting plants located in Auburn, Indiana and Elgin, Illinois and one CRB paperboard mill located in White Pigeon, Michigan. The Company paid $53 million using existing cash and borrowings under its revolving credit facility. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisition was made to continue to integrate paperboard from the Company’s mills, to expand its product offering and to further optimize the Company’s supply chain footprint. During 2019, Net Sales and Income from Operations from the Artistic acquisition were $31 million and $2 million, respectively.

NOTE 5.    DEBT

Short-Term Debt is comprised of the following:

In millions	2021	2020
Short Term Borrowings	$9	$3
Current Portion of Finance Lease Obligations	7	5
Current Portion of Long-Term Debt	263	489
Total	$279	$497

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2021 and 2020 was 6.5% and 4.9%, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt is comprised of the following:

In millions	2021	2020
Senior Notes with interest payable semi-annually at 4.75%(a)	$—	$425
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.89%, payable in 2022(a)	250	250
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.83%, payable in 2024(b)	400	—
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.15%, payable in 2024(a)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(b)	400	—
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.80%, payable in 2027(b)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2028(b)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2029(b)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625% , effective rate of 2.66%, payable in 2029(b)	330	—
Senior Notes with interest payable semi-annually at 3.75% , effective rate of 3.80%, payable in 2030(b)	400	—
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(b)	110	—
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(b)	425	—
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (2.10% at December 31, 2021), effective rate of 2.12%, payable in 2028(b)	250	—
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.86% at December 31, 2021) payable through 2026(b)	543	1,360
Senior Secured Term Loan Facility (€210 million) with interest payable at various dates at floating rates (1.63% at December 31, 2021) payable through 2026(b)	239	—
Senior Secured Revolving Credit Facilities with interest payable at floating rates (1.93% at December 31, 2021) payable in 2026(b)(c)	920	84
Finance Leases and Financing Obligations	146	139
Other	9	5
Total Long-Term Debt	5,822	3,663
Less: Current Portion	270	494
Total Long-Term Debt Excluding Current Portion	5,552	3,169
Less: Unamortized Deferred Debt Issuance Costs	37	22
Total	$5,515	$3,147
(a) Guaranteed by GPHC and certain domestic subsidiaries
(b) Guaranteed by GPIP and certain domestic subsidiaries
(c) The effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 1.63% and 2.06% as of December 31, 2021 and 2020, respectively.

2021

On January 14, 2021, the Company drew the $425 million Incremental Term A-2 Facility (as hereinafter defined) and used the proceeds, together with cash on hand, to redeem its 4.75% Senior Notes due in 2021.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 1, 2021, GPIL entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) to extend the maturity date of certain of its senior secured term loan facilities and senior secured revolving credit facilities and to amend certain other terms of the agreement, including revised debt covenants and collateral requirements. Under the terms of the agreement, $975 million of the Company’s senior secured term loan facilities remains outstanding. The Company added approximately $400 million to its senior secured revolving credit facilities. $550 million of the senior secured term loan facilities and all of the senior secured revolving credit facility loans continue to bear interest at a floating rate per annum ranging from LIBOR plus 1.25% to LIBOR plus 2.00%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from January 1, 2023 to April 1, 2026. $425 million of the senior secured term loan facilities, which is a Farm Credit System incremental term loan (the “Incremental Term A-2 Facility Amendment”) continue to bear interest at a fixed rate per annum equal to 2.67% and matures on their originally scheduled maturity date of January 14, 2028. As long as the Incremental Term A-2 Facility Amendment is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan.

On July 22, 2021, GPIL entered into an Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement for a second Farm Credit System incremental term loan (the “Incremental Term A-3 Facility”). The Incremental Term A-3 Facility is a senior secured term loan in the aggregate principal amount of $250 million maturing on July 22, 2028. The Incremental Term A-3 Facility bears interest at a floating rate ranging from LIBOR plus 1.50% to LIBOR plus 2.25%, determined using a pricing grid based upon GPIL’s consolidated leverage ratio. As long as the Incremental Term A-3 Facility is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan. The Incremental Term A-3 Facility is governed by the same covenants as are set forth in the Fourth Amended and Restated Credit Agreement and is secured by a first priority lien and security interest in certain assets of GPIL.

On July 23, 2021, GPIL entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and the Fourth Amended and Restated Guarantee and Collateral Agreement and Incremental Facility Amendment (the “First Amendment”). The First Amendment provided for a delayed draw term loan facility in an aggregate amount of €210 million and a €25 million increase to the existing Euro-denominated revolving credit facility. The new term loan facility was drawn on October 29, 2021, and bears interest at a floating rate ranging from LIBOR plus 1.125% to LIBOR plus 1.75%, determined using a pricing grid based upon GPIL’s consolidated total leverage ratio from time to time. The new term loan facility is governed by the same covenants as set forth in the Fourth Amended and Restated Credit Agreement and is secured by a first priority lien and security interest in certain assets of GPIL.

On September 29, 2021, GPIL completed a $100 million tax-exempt green bond transaction through the Michigan Strategic Fund’s Private Activity Bond Program (the “Green Bonds”). The Green Bonds are special limited obligations of the Michigan Strategic Fund, as issuer, payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Michigan Strategic Fund and GPIL. The Green Bonds mature in 2061 and include a mandatory purchase on October 1, 2026. The Green Bonds were issued at a price of 110.99% and bear interest at an annual rate of 4.0%. The equivalent yield is 1.70%. The net proceeds of $109.5 million were used to fund a portion of its spend on the CRB platform optimization project that includes the construction of a new CRB machine at its Kalamazoo, Michigan mill. The bonds have been designated as Green Bonds primarily because the proceeds were used to finance a solid waste disposal/recycling facility resulting in diversion of waste from landfills. In addition to the solid waste recycling aspect, the project improves the environmental footprint of its CRB mill system through expected reductions in water usage, energy consumption and greenhouse gas emissions.

On October 6, 2021, GPIL entered into a $400 million Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement (the "Incremental Term A-4 Facility"). The Incremental Term A-4 Facility has a delayed draw feature, and the Company funded the new term loan on October 29, 2021. The Incremental Term A-4 Facility was collateralized by the same assets as GPIL’s Senior Secured Facilities on a pari passu basis. The Incremental Term A-4 Facility bore interest at a floating rate per annum equal to the Base Rate, the Euro currency Rate plus 0.875%, or the Daily Floating LIBOR Rate plus 0.875%, as selected by the Company. The loan was repaid on November 19, 2021 with the proceeds from the 3.75% senior unsecured notes due 2030.

On November 19, 2021, GPIL completed a private offering of $400 million aggregate principal amount of 3.750% senior unsecured notes due 2030 (the “Dollar Notes”) and €290 million aggregate principal amount of 2.625% senior unsecured notes due 2029 (the “Euro Notes”). The net proceeds of the Dollar Notes were used to repay in full the term loan borrowed under the Incremental Term A-4 Loan, which was under its senior secured credit facility. The net proceeds of the Euro Notes were used to repay revolver borrowings outstanding under its senior secured credit facility.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2020

On March 6, 2020, GPIL completed a private offering of $450 million aggregate principal amount of its senior unsecured notes due 2028. The Senior Notes bear interest at an annual rate of 3.50%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

On August 28, 2020, GPIL completed a private offering of $350 million aggregate principal amount of its senior unsecured notes due 2029. The Senior Notes bear interest at an annual rate of 3.50%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

The following describes the Company's senior secured term loans and revolving credit facilities within the Fourth Amended and Restated Credit Agreement:

Document(a)	Provision	Expiration
Fourth Amended and Restated Credit Agreement
• Increased the domestic revolving credit facility by $400 million to $1,850 million.
• Increased the European revolving credit facility by €7 million to €145 million.
• Decreased the Japanese revolving credit facility by ¥850 million to ¥1,650 million, and
• Reduced the term loan by approximately $5 million to$550 million. LIBOR plus variable spread (between 125 basis points and 200 basis points) depending on consolidated total leverage ratio.
April 2026
Amendment 1	Increased the European revolving credit facility by €25 million to €170 million. Added Incremental EUR Term Loan Facility of €210 million.	April 2026
Incremental Term A-2 Facility Amendment	Incremental $425 million term loan facility under the Fourth Amended and Restated Credit Agreement with a delayed draw feature, which was exercised in January 2021.	January 2028
Incremental Term A-3 Facility Amendment	Incremental $250 million term loan facility under the Fourth Amended and Restated Credit Agreement, which was exercised in July 2021.	July 2028
Second Incremental Term A-4 Facility Amendment	Incremental $400 million term loan facility under the Fourth Amended and Restated Credit Agreement, which was funded in October 2021, and settled in November 2021.	November 2021
(a) The Company's obligations under the Fourth Amended and Restated Credit Agreement (as amended by the Incremental Term A-3 Facility Amendment, the First Amendment, and the Incremental Term A-4 Facility Amendment (collectively, the “Current Credit Agreement”) are secured by substantially all of the Company's domestic assets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2021, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility (a)	$1,850	$850	$978
Senior Secured International Revolving Credit Facilities	208	70	138
Other International Facilities	70	18	52
Total	$2,128	$938	$1,168
(a) In accordance with its debt agreements, the Company's availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $22 million as of December 31, 2021. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire at various dates through early 2023 unless extended.

Long-Term Debt maturities (excluding finance leases and finance obligations) are as follows:

In millions
2022	$263
2023	33
2024	740
2025	39
2026	2,095
After 2026	2,506
Total	5,676

Covenant Agreements

The Current Credit Agreement and the indentures governing the 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2021, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of lease costs are as follows:

	Year Ended December 31,
In millions	2021	2020
Finance lease costs:
Amortization of right-of-use asset	$8	$8
Interest on lease liabilities	8	8
Operating lease costs	75	72
Short-term lease costs	23	13
Variable lease costs	10	10
Total lease costs, net	124	111

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
In millions	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76	$72
Operating cash flows from finance leases	8	8
Financing cash flows from finance leases	6	5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	118	71
Finance leases	11	—

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental balance sheet information related to leases was as follows:

		December 31,
In millions, except lease term and discount rate	Balance Sheet Classification	2021	2020
Operating Leases:
Operating lease right-of-use asset	Other Assets	$258	$208
Current operating lease liabilities	Other Accrued Liabilities	$73	$61
Noncurrent operating lease liabilities	Other Noncurrent Liabilities	193	157
Total operating lease liabilities		$266	$218

Finance Leases and Financing Obligations:
Property, Plant and Equipment		$153	$142
Accumulated depreciation		(28)	(20)
Property, Plant and Equipment, net		$125	$122
Current finance lease liabilities	Short-Term Debt and Current Portion of Long-Term Debt	$7	$5
Noncurrent finance lease liabilities and financing obligations	Long-Term Debt	139	134
Total finance lease liabilities and financing obligations		$146	$139

Weighted Average Remaining Lease Term (Years)
Operating leases		6	5
Finance leases		15	16

Weighted Average Discount Rate
Operating leases		2.74%	3.24%
Finance leases		5.91%	5.60%

Maturities of lease liabilities are as follows:

In millions
Year ending December 31,	Operating Leases	Finance Leases
2022	$78	$17
2023	62	15
2024	43	14
2025	31	14
2026	20	13
Thereafter	54	132
Total lease payments	$288	$205
Less imputed interest	(22)	(69)
Total	$266	$136

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7.    STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of December 31, 2021, there were 11.6 million shares remaining available to be granted under the 2014 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs granted to employees generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. RSAs issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and RSAs granted during the years ended December 31 is as follows:

	2021	2020	2019
RSUs — Employees	1,680,997	1,655,854	2,187,603
Weighted-average grant date fair value	$16.14	$15.40	$12.37
Stock Awards — Board of Directors	55,055	71,160	74,760
Weighted-average grant date fair value	$17.80	$13.49	$12.84

A summary of the changes in the number of unvested RSUs from December 31, 2018 to December 31, 2021 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2018	4,460,034	$13.27
Granted(a)	2,187,603	12.37
Released	(900,516)	12.00
Forfeited	(187,729)	13.66
Performance adjustment(b)	(499,702)	11.57
Outstanding — December 31, 2019	5,059,690	$13.27
Granted(a)	1,655,854	15.40
Released	(1,415,365)	12.91
Forfeited	(158,473)	14.25
Outstanding — December 31, 2020	5,141,706	$14.02
Granted(a)	1,680,997	16.14
Released	(2,121,203)	14.88
Forfeited	(359,100)	14.39
Performance adjustment(b)	587,461	15.09
Outstanding — December 31, 2021	4,929,861	$14.47
(a) Grant activity for all performance-based RSUs is disclosed at target.
(b) Reflects the number of RSUs above and below target levels based on actual performance measured at the end of the performance period.

The initial value of the service-based RSUs is based on the closing market value of GPHC’s common stock on the date of grant. The 2021 performance-based RSU grants were valued using a Monte Carlo simulation as the total shareholder return contains a market condition. RSUs are recorded in Shareholders' Equity. The unrecognized expense at December 31, 2021 is approximately $31 million and is expected to be recognized over a weighted average period of 2 years.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The value of stock awards granted to the Company's directors are based on the market value of GPHC’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2021, 2020, and 2019, $27 million, $34 million and $22 million, respectively, were charged to compensation expense for stock incentive plans and is primarily included in Selling, General and Administrative expenses in the Consolidated Statements of Operations.

During 2021, 2020, and 2019, RSUs with an aggregate fair value of $35 million, $23 million and $11 million, respectively, vested and were paid out. The RSUs vested and paid out in 2021 were granted primarily during 2018.

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

During 2018, the Company began the process of terminating its largest U.S. pension plan (the "U.S. Plan"). This included freezing the plan as of December 31, 2018 and spinning off the active participants to the plan established as part of the NACP Combination (the "NACP Plan"). The NACP Plan is open for union and non-union hourly employees of locations that were part of the NACP Combination. During the third quarter of 2019, the Company offered a lump-sum benefit option to certain participants in the U.S. Plan. Lump sum payments of $150 million were paid in the fourth quarter of 2019 and the Company recognized a non-cash settlement charge of $39 million associated with the payouts. In the first quarter of 2020, the Company, using the assets held within the pension trust, purchased a group annuity contract that transferred the remaining pension obligation under the U.S. Plan of approximately $713 million to an insurance company. The Company incurred an additional non-cash settlement charge of $154 million related to this transfer. These non-cash settlement charges relate to Net Actuarial Loss previously recognized in Accumulated Other Comprehensive Loss.

As disclosed in "Note 1 - Nature of Business and Summary of Significant Accounting Policies," during the fourth quarter of 2021, the Company acquired substantially all the shares of AR Packaging. The business combination led to the Company acquiring approximately $53 million in pension benefit obligations and $1 million in pension plan assets.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2021	2020	2019	2021	2020	2019
Components of Net Periodic Cost:
Service Cost	$15	$15	$14	$—	$1	$—
Interest Cost	10	14	46	1	1	1
Expected Return on Plan Assets	(19)	(21)	(55)	—	—	—
Amortization of Actuarial Loss (Gain)	5	5	10	(2)	(2)	(2)
Net Curtailment/Settlement Loss	—	154	39	—	—	—
Net Periodic Cost (Benefit)	$11	$167	$54	$(1)	$—	$(1)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Weighted Average Assumptions:
Discount Rate	2.11%	2.69%	4.14%	2.52%	3.22%	4.29%
Rate of Increase in Future Compensation Levels	3.62%	2.36%	2.37%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	3.59%	4.12%	4.74%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	6.40%	6.65%	9.00%
Ultimate Health Care Cost Trend Rate	—	—	—	4.50%	4.50%	4.50%
Ultimate Year	—	—	—	2028	2028	2028

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$593	$1,256	$36	$36
Service Cost	15	15	—	1
Interest Cost	10	14	1	1
Net Actuarial (Gain) Loss	(21)	62	(3)	—
Foreign Currency Exchange	(4)	9	—	—
Settlements	—	(743)	—	—
Benefits Paid	(19)	(20)	(1)	(2)
Acquisition	53	—	—	—
Benefit Obligation at End of Year	$627	$593	$33	$36

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$516	$1,172	$—	$—
Actual Return on Plan Assets	28	58	—	—
Employer Contributions	33	19	1	1
Foreign Currency Exchange	(2)	8	—	—
Benefits Paid	(19)	(20)	(1)	(1)
Acquisition	1	—	—	—
Settlements	—	(721)	—	—
Fair Value of Plan Assets at End of Year	$557	$516	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(70)	$(77)	$(33)	$(36)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Assets	$43	$21	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(4)	$(2)	$(3)	$(2)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(109)	$(96)	$(30)	$(34)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$71	$106	$(1)	$(1)
Prior Service Cost (Credit)	$4	$4	$(16)	$(15)
Weighted Average Calculations:
Discount Rate	2.46%	2.11%	2.92%	2.52%
Rates of Increase in Future Compensation Levels	1.80%	3.62%	—	—
Initial Health Care Cost Trend Rate	—	—	6.15%	6.40%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	4.50%
Ultimate Year	—	—	2031	2028

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2021, the net actuarial loss was $71 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. For the largest plan, the actuarial loss is amortized over the average remaining service period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2021 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 2.46% and 2.11% in 2021 and 2020, respectively.

The pension net actuarial gain of $21 million was primarily due to changes in the discount rate of $20 million. The weighted average discount rate at December 31, 2021 was 2.46% compared to 2.11% at December 31, 2020.

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $621 million and $588 million at December 31, 2021 and 2020, respectively. The projected benefit obligation (“PBO”) and fair value of plan assets where the PBO exceeded plan assets were $383 million and $361 million, respectively. The ABO and fair value of plan assets where the ABO exceeded plan assets were $378 million and $357 million, respectively.

Employer Contributions

The Company made contributions of $33 million and $19 million to its pension plans during 2021 and 2020, respectively. During 2021, the Company made a $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing a portion of the excess balance related to the terminated U.S. defined benefit plan. For 2022, the Company expects to make a contribution of $6 million by utilizing the excess balance. Excluding this $6 million contribution, for 2022, the Company expects to make contributions in the range of $10 million to $20 million to its pension plan.

The Company also made postretirement health care benefit payments of $1 million during 2021 and 2020. For 2022, the Company expects to make approximately $2 million contributions to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2021 and 2020, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The Company implemented a de-risking or liability driven investment strategy for its U.S. and U.K. pension plans. This strategy moved assets from return seeking (equities) to investments that mirror the underlying benefit obligations (fixed income).

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2021	2020
Cash	1%	3%	1%
Equity Securities	24	26	24
Fixed Income Securities	48	46	62
Other Investments	27	25	13
Total	100%	100%	100%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2021 and 2020:

		Fair Value Measurements at December 31, 2021
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2021 (b)
Asset Category:
Cash	$19	$17	$1	$—	$1
Equity Securities:
Domestic	140	5	13	—	122
Foreign	8	8	—	—	—
Fixed Income Securities	254	19	234	1	—
Other Investments:
Real estate	7	—	7	—	—
Liability Driven Investment	90	31	59	—	—
Diversified growth fund (a)	39	—	7	32	—
Total	$557	$80	$321	$33	$123

		Fair Value Measurements at December 31, 2020
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2020 (b)
Asset Category:
Cash	$6	$—	$2	$—	$4
Equity Securities:
Domestic	118	5	12	—	101
Foreign	7	7	—	—	—
Fixed Income Securities	319	19	300	—	—
Other Investments:
Real estate	23	—	9	14	—
Diversified growth fund (a)	43	—	43	—	—
Total	$516	$31	$366	$14	$105
(a) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five-year horizon.
(b) Investments that are measured at net asset value (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2021	2020
Balance at January 1,	$14	$13
Return on Assets, Net	2	—
Purchases	24	—
Transfers (Out) / In, Net	(7)	1
Balance at December 31,	$33	$14

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2031:

In millions	Pension Plans	Postretirement Health Care Benefits
2022	$24	$2
2023	26	2
2024	28	2
2025	30	2
2026	32	2
2027— 2031	174	10

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities that have been closed. During the second quarter of 2020, the Company increased its estimated withdrawal liability for these plans by $12 million. During the fourth quarter of 2020, the Company entered into a settlement agreement with one of its closed multi-employment benefit plans and recorded a $4 million reduction in its estimated withdrawal liability for this plan. Under the terms of this settlement agreement, the Company paid $17 million in the first quarter of 2021. At December 31, 2021 and December 31, 2020, the Company has withdrawal liabilities of $19 million and $37 million, respectively, related to these plans, which is recorded as Compensation and Employee Benefits and Other Noncurrent Liabilities in the Company's Consolidated Balance Sheets, which represents the Company's best estimate of the expected withdrawal liability.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2021, 2020 and 2019 were $69 million, $62 million and $58 million, respectively.

NOTE 9.    INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2021	2020	2019
U.S.	$237	$181	$305
International	52	63	49
Income before Income Taxes and Equity Income of Unconsolidated Entity	$289	$244	$354

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2021	2020	2019
Current Expense:
U.S.	$(2)	$(23)	$(10)
International	(17)	(20)	(13)
Total Current	$(19)	$(43)	$(23)

Deferred (Expense) Benefit:
U.S.	(57)	(8)	(48)
International	2	9	(5)
Total Deferred	$(55)	$1	$(53)
Income Tax Expense	$(74)	$(42)	$(76)

A reconciliation of Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity at the federal statutory rate of 21.0% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2021	Percent	2020	Percent	2019	Percent
Income Tax Expense at U.S. Statutory Rate	$(61)	21.0%	$(51)	21.0%	$(74)	21.0%
U.S. State and Local Tax Expense	(12)	4.1	(8)	3.2	(12)	3.5
Permanent Items	(9)	3.2	(1)	0.4	(3)	0.8
Provision to Return Adjustments	4	(1.4)	2	(0.9)	—	—
Change in Valuation Allowance	(1)	0.4	7	(2.9)	(5)	1.3
International Tax Rate Differences	(3)	1.0	(3)	1.2	(2)	0.5
Foreign Withholding Tax	(2)	0.7	(1)	0.3	(1)	0.2
Change in Tax Rates	(1)	0.5	—	0.1	(1)	0.3
U.S. Federal & State Tax Credits	13	(4.5)	10	(4.0)	10	(2.7)
Uncertain Tax Positions	(3)	1.0	(2)	1.0	(2)	0.5
Domestic Minority Interest	2	(0.7)	5	(2.2)	14	(3.9)
Deferred Adjustment due to IP Exit	(4)	1.5	—	—	—	—
Unrealized FX	5	(1.7)	—	—	—	—
Other	(2)	0.6	—	(0.2)	—	0.1
Income Tax Expense	$(74)	25.7%	$(42)	17.0%	$(76)	21.6%

As a result of the NACP Combination, federal and state income taxes are not recorded with respect to consolidated domestic earnings attributable to the Company’s minority interest partner, resulting in a difference between the effective tax rate and the statutory tax rate. As a result of decreases in the minority partner's interest during 2021 and 2020, the difference between the effective tax rate and the statutory tax also declined.

In addition, during 2021, the Company recognized tax expense of approximately $4 million related to the remeasurement of deferred tax assets for executive compensation as a result of IP’s exchange of its remaining shares in GPIP during the period and approximately $3 million related to the remeasurement of its net deferred tax liability for its UK subsidiaries due to the statutory tax rate increase enacted during the second quarter.

During 2020, the Company recognized a tax benefit of approximately $8 million attributable to the release of a valuation allowance recorded against the net deferred tax assets of two of its Canadian subsidiaries as a result of internal restructuring. The Company also recognized a tax benefit related to updates to is 2019 financial statement income tax calculations of approximately $2 million primarily due to new guidance in final U.S. Treasury Regulations issued during 2020.

During 2019, the Company recognized tax expense of approximately $5 million associated with the establishment of a valuation allowance against the net deferred tax assets of its Australian subsidiary.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2021	2020
Deferred Income Tax Assets:
Compensation Based Accruals	$4	$4
Net Operating Loss Carryforwards	192	40
Postretirement Benefits	1	1
Tax Credits	31	19
Other	37	9
Valuation Allowance	(38)	(34)
Total Deferred Income Tax Assets	$227	$39
Deferred Income Tax Liabilities:
Property, Plant and Equipment	(108)	(21)
Goodwill	(3)	(3)
Other Intangibles	(108)	(11)
Investment in Partnership	(564)	(531)
Net Noncurrent Deferred Income Tax Liabilities	$(783)	$(566)
Net Deferred Income Tax Liability	$(556)	$(527)

The Company has total deferred income tax assets, excluding valuation allowance, of $265 million and $73 million as of December 31, 2021 and 2020, respectively. The Company has total deferred income tax liabilities of $783 million and $566 million as of December 31, 2021 and 2020, respectively.

As a result of International Paper’s final exchange in 2021, the Company currently owns 100% of the outstanding interests in GPIP. GPIP continues to be treated as a partnership for U.S. federal and state income tax purposes despite International Paper’s exit as a minority partner. Accordingly, as a result of the continuation of the partnership, domestic deferred tax assets and liabilities are not tracked based on the inside basis difference of assets and liabilities held within GPIP. Instead, the Company’s outside basis difference in its partnership investment is recorded as a deferred tax liability and disclosed above. The deferred tax liability primarily relates to differences between book and tax basis in property, plant and equipment and intangibles inside the partnership. During 2021 and 2020, IP redeemed or exchanged its entire interest in the partnership. As a result of the redemptions and exchanges, the Company recorded a decrease in its deferred tax liability in 2021 and 2020 of $175 million and $16 million, respectively, which was recorded through additional paid-in capital.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company reviewed its deferred income tax assets as of December 31, 2021 and 2020, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $38 million and $34 million at December 31, 2021 and 2020, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2021, $30 million relates to net deferred tax assets in certain foreign jurisdictions, $1 million relates to U.S. foreign tax credit carryforwards, $5 million relates to tax credit carryforwards in certain states, and the remaining $2 million relates to net operating losses in certain U.S. states. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2021, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the net deferred income tax assets related primarily to the Company’s operations in Australia, Brazil, Netherlands, and Norway as well as certain operations in Germany.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2021, 2020, and 2019, respectively:

	December 31,
In millions	2021	2020	2019
Balance Beginning of Period	$34	$41	$36
Adjustments for (Income) and Expenses	1	(7)	5
Additions (Deductions)	3	—	—
Balance at End of Period	$38	$34	$41

The Company utilized its remaining U.S. federal net operating loss carryforwards during 2020. However, as a result of deductions associated with the step up in tax basis of certain assets as a result of International Paper’s exit from the partnership, the Company generated a taxable loss of $574 million during 2021 that can be carried forward for U.S. federal income tax purposes indefinitely. Therefore, based on the net operating loss generated in 2021 as well as future tax benefits associated with planned capital projects and tax credit carryforwards, which are available to offset future U.S. federal income tax, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

The Company's U.S. state net operating loss carryforwards total $587 million and expire in various years through 2041.

International net operating loss carryforward amounts total $191 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $31 million which expire in various years through 2041.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2021	2020	2019
Balance at January 1,	$20	$21	$16
Additions for Tax Positions of Current Year	1	1	2
Additions for Tax Positions of Prior Years	3	2	3
Reductions for Tax Positions of Prior Years	—	(4)	—
Balance at December 31,	$24	$20	$21

At December 31, 2021, $24 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. As of December 31, 2021, none of the total gross unrecognized tax benefits recorded are related to indefinite lived deferred tax assets and did not have an impact on total tax expense.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an immaterial accrual for the payment of interest and penalties at December 31, 2021.

The Company anticipates that $1 million of the total unrecognized tax benefits at December 31, 2021 could change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions and our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. The Company’s 2018 U.S. federal corporate and partnership income tax filings are currently under examination by the Internal Revenue Service. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2017.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2021, the Company has provided for deferred income taxes attributable to future foreign withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, Company provides deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. Due to the deemed taxation of all post-1986 earnings and profits required by the Act, the Company has determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary of approximately $51 million as of December 31, 2021.

The Company has not provided for deferred U.S. income taxes on approximately $33 million of its undistributed earnings in other international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The Company’s assertion remains unchanged, despite the deemed taxation of all post-1986 earnings and profits required by the Act. The determination of the amount of the unrecognized deferred U.S. income tax liability (primarily withholding tax in certain jurisdictions and some state tax) on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of December 31, 2021:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/03/2018	01/01/2022	$120	2.92%
12/03/2018	01/04/2022	$80	2.79%

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During 2021 and 2020, there were no amounts of ineffectiveness. During 2021 and 2020, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 17% of its expected natural gas usage for 2022.

During 2021 and 2020, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At December 31, 2020, multiple forward exchange contracts existed that expired on various dates throughout 2021. Those purchased forward exchange contracts outstanding at December 31, 2020, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2020, had notional amounts totaling $102 million.

No amounts were reclassified to earnings during 2021 and 2020 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness during 2021 and 2020.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At December 31, 2021 and 2020, multiple foreign currency forward exchange contracts existed, with maturities ranging up to six months. Those foreign currency contracts outstanding at December 31, 2021 and 2020, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2021 and 2020, respectively, had net notional amounts totaling $103 million and $80 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Deal Contingent Hedge

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021 concurrently with the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized losses of $48 million for the year ended December 31, 2021 resulting from these contracts are recognized in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net on the Company’s Condensed Consolidated Statements of Operations. For more information, see "Note 11 — Fair Value Measurement."

Foreign Currency Movement Effect

For the year ended December 31, 2021, 2020 and 2019 net currency exchange losses(gains) included in determining Income from Operations were $3 million, $3 million, and $(2) million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fair Value of Financial Instruments

As of December 31, 2021 and 2020, there has not been any significant impact to the fair value of the Company's derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company's derivative assets based on evaluation of the Company's counterparties' credit risks. The following table summarizes the fair value of the Company's derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	December 31,		December 31,
In millions	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$6
Foreign currency contracts	—	—	—	3
Commodity contracts	2	2	—	—
Total Derivatives	$2	$2	$—	$9
(a) Derivative assets of $2 million are included in Other Current Assets as of December 31, 2021 and 2020
(b) Derivative liabilities of $9 million are included in Other Accrued Liabilities as of December 31, 2020

The fair values of the Company’s other financial assets and liabilities at December 31, 2021 and 2020 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,715 million and $3,625 million, as compared to the carrying amounts of $5,676 million and $3,524 million as of December 31, 2021 and 2020, respectively. The fair value of the Company's Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from third party pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Consolidated Statements of Operations for the year ended December 31, 2021 and 2020 is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss			Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Year Ended December 31,				Year Ended December 31,
In millions	2021	2020	2019		2021	2020	2019
Commodity Contracts	$(11)	$1	$1	Cost of Sales	$(11)	$6	$(2)
Foreign Currency Contracts	(2)	2	—	Other Expense, Net	2	—	(1)
Interest Rate Swap Agreements	—	6	6	Interest Expense, Net	6	7	1
Total	$(13)	$9	$7		$(3)	$13	$(2)

At December 31, 2021, the Company expects to reclassify $3 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The (income) loss of derivative instruments not designated as hedging instruments and the deal contingent hedge on the Company’s Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 is as follows:

In millions		2021	2020	2019
Foreign Currency Contracts	Other Expense, Net	$(5)	$9	$(1)
Deal Contingent Hedge	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$48	$—	$—

NOTE 12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2021			2020			2019
In millions	Pretax Amount	Tax Effect	Net Amount(a)	Pretax Amount	Tax Effect	Net Amount(a)	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments Gain (Loss)	$7	$(2)	$5	$5	$(1)	$4	$(7)	$1	$(6)
Pension and Postretirement Benefit Plans	53	(8)	45	126	(26)	100	10	(2)	8
Currency Translation Adjustment	(28)	—	(28)	17	—	17	10	—	10
Other Comprehensive Income (Loss)	$32	$(10)	$22	$148	$(27)	$121	$13	$(1)	$12
(a) Amounts exclude impact of noncontrolling interest. See "Note 17 - Changes in Accumulated Other Comprehensive Loss."

The balances of Accumulated Other Comprehensive Loss Attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

	December 31,
In millions	2021	2020
Accumulated Derivative Instruments Loss	$(8)	$(13)
Pension and Postretirement Benefit Plans	(94)	(139)
Currency Translation Adjustment	(122)	(94)
Accumulated Other Comprehensive Loss	$(224)	$(246)

NOTE 13.    COMMITMENTS

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing along with commitments associated with building the new CRB paper machine in Kalamazoo, Michigan. The minimum purchase commitments extend beyond 2026. At December 31, 2021, total commitments under these contracts were as follows:

In millions
2022	$140
2023	91
2024	50
2025	48
2026	17
Thereafter	42
Total	$388

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

NOTE 15.    BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

Europe Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to CPG companies serving the food, beverage and consumer product markets including healthcare and beauty primarily in Europe.
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

The Company did not have any one customer who accounted for 10% or more of the Company's net sales during 2021, 2020 or 2019.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business segment information is as follows:

	Year Ended December 31,
In millions	2021	2020	2019
NET SALES:
Paperboard Mills	$1,007	$988	$1,095
Americas Paperboard Packaging	4,996	4,650	4,234
Europe Paperboard Packaging	992	765	689
Corporate/Other/Eliminations(a)	161	157	142
Total	$7,156	$6,560	$6,160

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills(b)	$(10)	$(110)	$33
Americas Paperboard Packaging	456	639	478
Europe Paperboard Packaging	82	66	60
Corporate and Other(c)	(121)	(71)	(37)
Total	$407	$524	$534

CAPITAL EXPENDITURES:
Paperboard Mills	$615	$444	$208
Americas Paperboard Packaging	113	120	95
Europe Paperboard Packaging	37	40	35
Corporate and Other	37	42	15
Total	$802	$646	$353

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$231	$249	$224
Americas Paperboard Packaging	176	163	165
Europe Paperboard Packaging	53	41	37
Corporate and Other	29	23	21
Total	$489	$476	$447
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2021, 2020, and 2019.
(c) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

	December 31,
In millions	2021	2020	2019
ASSETS AT DECEMBER 31:
Paperboard Mills	$3,482	$3,097	$2,912
Americas Paperboard Packaging	3,682	3,327	3,392
Europe Paperboard Packaging	2,669	746	687
Corporate and Other	624	635	299
Total	$10,457	$7,805	$7,290

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2021	2020	2019
NET SALES:
United States	$5,543	$5,200	$4,913
International(a)	1,613	1,360	1,247
Total	$7,156	$6,560	$6,160

In millions	2021	2020	2019
LONG-LIVED ASSETS AT DECEMBER 31:
United States	$3,865	$3,253	$2,976
International(a)	812	307	278
Total	$4,677	$3,560	$3,254
(a) Net Sales and long-lived assets of individual countries outside of the United States are not material.

NOTE 16.    EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2021	2020	2019
Net Income Attributable to Graphic Packaging Holding Company	$204	$167	$207
Weighted Average Shares:
Basic	297.1	278.8	294.1
Dilutive effect of RSUs	0.8	0.8	0.7
Diluted	297.9	279.6	294.8
Earnings Per Share — Basic	$0.69	$0.60	$0.70
Earnings Per Share — Diluted	$0.68	$0.60	$0.70

NOTE 17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the year ended December 31, 2021:

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2020	$(13)	$(139)	$(94)	$(246)
Other Comprehensive Income (Loss) before Reclassifications	8	43	(28)	23
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(a)	(2)	2	—	—
Net Current-period Other Comprehensive Income (Loss)	6	45	(28)	23
Less:
Net Current-period Other Comprehensive Income Attributable to Noncontrolling Interest	(1)	—	—	(1)
Balance at December 31, 2021	$(8)	$(94)	$(122)	$(224)
(a) See following table for details about these reclassifications.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the year ended December 31, 2021:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(11)		Cost of Sales
Foreign Currency Contracts	2		Other (Income) Expense, Net
Interest Rate Swap Agreements	6		Interest Expense, Net
	(3)		Total before Tax
	1		Tax Expense
	$(2)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	5	(a)
	5		Total before Tax
	(1)		Tax Expense
	$4		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	(2)	(a)
	$(2)		Total, Net of Tax

Total Reclassifications for the Period	$—
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see "Note 8 - Pensions and Other Postretirement Benefits").

NOTE 18.    EXIT ACTIVITIES

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

In June 2020, the Company made the decision to close certain converting plants that were acquired from Greif. The Burlington, North Carolina converting facility and the Los Angeles, California converting facility were closed during 2020.

The Company accounts for the costs associated with these closures in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets ("ASC 360"), ASC 420, Exit or Disposal Costs Obligations ("ASC 420") and ASC 712 Compensation-Nonretirement Post-Employment Benefits ("ASC 712"). The Company recorded $38 million and $51 million of exit costs during 2021 and 2020, respectively. Other costs associated with the start-up of the new CRB paper machine will be recorded in the period in which they are incurred. These costs are included in the Corporate and Other caption in "Note 15 - Business Segment and Geographic Area Information."

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the costs incurred during 2021 and 2020 related to these restructurings:

		Year Ended December 31,
In millions	Location in Statement of Operations	2021	2020	2019
Severance costs and other (a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$21	$11	$8
Accelerated depreciation	Cost of Sales	17	26	5
Inventory and asset write-offs	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	—	14	2
Total		$38	$51	$15
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2019	$7
Costs incurred	11
Payments	(6)
Balance at December 31, 2020	$12
Costs incurred	21
Payments	(20)
Adjustments (a)	(5)
Balance at December 31, 2021	$8
(a) Adjustments related to changes in estimates of severance costs.

In conjunction with the CRB platform optimization project and closure of the smaller CRB Mill, the Company currently expects to incur charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million, for accelerated depreciation and inventory and asset write-offs in the range of $45 million to $50 million and for start-up charges of for the new CRB paper machine of approximately $25 million. Through December 31, 2021, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $15 million, accelerated depreciation of $45 million, and start-up charges for the new CRB paper machine of $21 million.

For the closures of the White Pigeon, Michigan CRB mill and the shutdown of the PM1 containerboard machine in West Monroe, Louisiana, the Company has incurred cumulative exit activity charges for post-employment benefits of $2 million and accelerated depreciation and inventory and asset write-offs of $17 million through December 31, 2021. The Company does not expect to incur any additional significant costs charges related to these closures.

NOTE 19.    RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees, and corrugated products and ink supply. Payments to IP for the twelve months ended December 31, 2021 for fiber procurement fees and corrugated products were $4 million (related to pass through wood purchases of $81 million) and $13 million, respectively. Payments to IP for the twelve months ended December 31, 2020 for fiber procurement fees and corrugated products were $12 million (related to pass through wood purchases of $204 million) and $28 million, respectively. As discussed in "Note 1 - Nature of Business and Summary of Significant Accounting Policies", IP has no ownership interest remaining in GPIP as of May 21, 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Americraft Carton, Inc. and AR Packaging Group AB from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Americraft Carton, Inc. and AR Packaging Group AB from our audit of internal control over financial reporting. Americraft Carton, Inc. and AR Packaging Group AB are wholly-owned subsidiaries whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 1.1% and 7.3% of total assets, respectively and 1.5% and 2.5% of total net sales, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of AR Packaging Group AB – Customer Relationships Intangible Asset Valuation

As described in Notes 1 and 4 to the consolidated financial statements, the Company completed its acquisition of AR Packaging Group AB (“AR Packaging”) for total cash consideration of $1,412 million, net of cash acquired of $75 million on November 1, 2021, which resulted in recording a customer relationships intangible asset of $439 million. As disclosed by management, customer relationships were assigned a fair value using a discounted cash flow analysis. Estimating the fair value involved the use of significant judgments and assumptions by management, including the discount rate, annual revenue growth rates, customer attrition rates, projected operating expenses, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, tax rate, depreciation, contributory asset charge, and future earnings projections, among others.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset from the AR Packaging acquisition is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures related to the fair value of the customer relationships intangible asset due to the significant judgment by management when determining the estimated fair value of the customer relationships intangible asset acquired; (ii) the significant audit effort in evaluating management’s significant assumptions related to the discount rate, annual revenue growth rates, customer attrition rates, projected operating expenses, projected EBITDA margins, tax rate, depreciation, and contributory asset charge; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and the development of the significant assumptions related to the discount rate, annual revenue growth rates, customer attrition rates, projected operating expenses, projected EBITDA margins, tax rate, depreciation, and contributory asset charge. These procedures also included, among others (i) reading the purchase agreement; (ii) evaluating management’s accounting related to the business combination; and (iii) testing management’s process for estimating the fair value of the customer relationships intangible asset acquired. Testing management’s process included evaluating the appropriateness of the discounted cash flow analysis, testing the completeness and accuracy of the underlying data provided by management, and evaluating the reasonableness of the significant assumptions related to the discount rate, annual revenue growth rates, customer attrition rates, projected operating expenses, projected EBITDA margins, tax rate, depreciation, and contributory asset charge. Evaluating the reasonableness of the annual revenue growth rates, projected operating expenses, and projected EBITDA margins involved considering the past performance of AR Packaging and economic and industry forecasts. Evaluating the reasonableness of the customer attrition rates involved considering AR Packaging’s historical revenue by customer. Evaluating the reasonableness of the tax rate involved considering the blended state and federal rates for the jurisdictions in which AR Packaging operates. Evaluating the reasonableness of depreciation involved considering the relationship of depreciation to revenue. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analysis and in evaluating the reasonableness of the significant assumptions related to the discount rate, customer attrition rates, and contributory asset charge.

Goodwill Impairment Assessment – Foodservice Reporting Unit

As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,015 million as of December 31, 2021. As disclosed by management, the goodwill associated with the Foodservice reporting unit was $43 million as of December 31, 2021. Management tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount. An impairment charge is recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value. When performing the quantitative analysis, the estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. In estimating the fair value of the Foodservice reporting unit, management considers a number of factors, including but not limited to, future operating results, business plans, economic projections of revenues and operating margins, estimated future cash flows, and market data and analysis.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Foodservice reporting unit is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures related to the fair value of the reporting unit due to the significant judgment by management when determining the estimated fair value of the Foodservice reporting unit; (ii) the significant audit effort in evaluating management’s significant assumptions related to economic projections of revenues and operating margins and the terminal year EBITDA multiple; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Foodservice reporting unit and the development of the significant assumptions related to economic projections of revenues and operating margins and the terminal year EBITDA multiple. These procedures also included, among others, testing management’s process for determining the fair value of the Foodservice reporting unit; evaluating the appropriateness of the discounted cash flow analysis; and evaluating the reasonableness of significant assumptions related to economic projections of revenues and operating margins and the terminal year EBITDA multiple. Evaluating assumptions related to economic projections of revenues and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Foodservice reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analysis and in evaluating the reasonableness of the terminal year EBITDA multiple significant assumption.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 22, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graphic Packaging Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity and cash flows of Graphic Packaging Holding Company (the Company) for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include in its assessment the internal controls of Americraft Carton, Inc. ("Americraft") and AR Packaging Group AB ("AR Packaging"), which were acquired by the Company in business combinations in 2021 and are included in the Company's results for the year ended December 31, 2021. As of December 31, 2021, the Americraft and AR Packaging acquisitions total assets represent 1.1% and 7.3% of the Company’s consolidated total assets, respectively. Net Sales attributable to the Americraft and AR Packaging acquisitions represented 1.5% and 2.5% of the Company’s consolidated Net Sales for the twelve months ended December 31, 2021, respectively.

The Company’s management, under the supervision of and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 9 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

ITEM 11.    EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND     RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.Consolidated Statements of Operations for each of the three years in the period ended December 31, 2021

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021

Consolidated Balance Sheets as of December 31, 2021, and 2020

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2021

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

2.All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2021.

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

4.2
First Supplemental Indenture dated as of November 6, 2014 by and among Graphic Packaging International, Inc. the guarantors named therein and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2014 and incorporated herein by reference.

4.3
Second Supplemental Indenture dated as of August 11, 2016 by and among Graphic Packaging International Inc., Graphic Packaging Holding Company, the other guarantors named therein and U.S. Bank National Association as trustee. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 11, 2016 and incorporated herein by reference.

4.4
Supplemental Indenture among Graphic Packaging International, Inc., Graphic Packaging Holding Company, the other guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 4.875% Senior Notes due 2022. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2017 and incorporated herein by reference.

4.5
Supplemental Indenture among Graphic Packaging International, Inc., Graphic Packaging Holding Company, the other guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the 4.125% Senior Notes due 2024. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 24, 2017 and incorporated herein by reference.

4.6
Third Supplemental Indenture dated as of June 25, 2019, by and among Graphic Packaging International, LLC, the guarantors listed therein and U.S. Bank, National Association. Filed as Exhibit 4.2 to Graphic Packaging Holding Company and Graphic Packaging International, LLC's current report on Form 8-K filed on June 25, 2019 and incorporated herein by reference.

4.7
Fourth Supplemental Indenture dated March 6, 2020, by and among Graphic Packaging International, LLC, the guarantors listed therein and U.S. Bank National Association, as Trustee, with respect to the 3.5% Senior Notes due 2028. Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on March 6, 2020 and incorporated herein by reference.

4.8
Fifth Supplemental Indenture dated August 20, 2020, by and among Graphic Packaging International, LLC, the guarantors listed therein and U.S. Bank National Association, as Trustee, with respect to the 3.5% Senior Notes due 2029. Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on August 31, 2020 and incorporated herein by reference.

4.9
Sixth Supplemental Indenture dated as of March 8, 2021, by and among Graphic Packaging International, LLC, Graphic Packaging International Partners, LLC, the guarantors listed therein and U.S. Bank, N.A. (including the form of Note attached as an exhibit thereto). Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference.

4.10
Seventh Supplemental Indenture, dated as of November 19, 2021, by and among Graphic Packaging International, LLC, Graphic Packaging International Partners, LLC, the guarantors listed therein and U.S. Bank, National Association (including the form of Note attached as an exhibit thereto). Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 19, 2021 and incorporated herein by reference.

4.11
Eighth Supplemental Indenture, dated as of November 19, 2021, by and among Graphic Packaging International, LLC, Graphic Packaging International Partners, LLC, the guarantors listed therein, U.S. Bank, National Association, Elavon Financial Services DAC, UK Branch, and Elavon Financial Services DAC (including the form of Note attached as an exhibit thereto). Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 19, 2021 and incorporated herein by reference.

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

10.9*
Graphic Packaging International, Inc. Management Incentive Plan, as amended and restated as of January 1, 2020. Attached as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on February 16, 2021 and incorporated herein by reference.

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

10.30*
First Amendment to the Amended and Restated Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2018. Filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.31*
Second Amendment to the GPI US Consolidated Pension Plan dated as of November 8, 2017. Filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.32*
Third Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2018. Filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.33*
Seventh Amendment to the GPI Savings Plan effective as of January 1 2018. Filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.34*
Eighth Amendment to the GPI Savings Plan effective as of January 1, 2018. Filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.35*
Tenth Amendment to the GPI Savings Plan dated as of November 12, 2018. Filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K filed on February 13, 2019 and incorporated herein by reference.

10.36*
Fourth Amendment to the GPI US Consolidated Pension Plan dated as of December 20, 2018. Filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K filed on February 13, 2019 and incorporated herein by reference.

10.37*
Fifth Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2017. Filed as Exhibit 10.44 to the Registrant's Annual report on Form 10-K filed on February 11, 2020 and incorporated herein by reference.

10.38	Ninth Amendment to the GPI Savings Plan. Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on July 24, 2018 and incorporated herein by reference.
10.39
Non-Participating Single Premium Group Annuity Contract Proposal dated January 16, 2020 by and among Graphic Packaging International, LLC, American General Life Insurance Company and The United States Life Insurance Company in the City of New York. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2020 and incorporated herein by reference.

10.40	Eleventh Amendment to the GPI Savings Plan dated as of December 9, 2020.
10.41	Twelfth Amendment to the GPI Savings Plan dated as of December 17, 2020.
10.42	Thirteenth Amendment to the GPI Savings Plan dated as of March 25, 2021.
10.43	Fourteenth Amendment to the GPI Savings Plan dated as of November 10, 2021.
10.44	Fifteenth Amendment to the GPI Savings Plan dated as of December 14, 2021.
10.45*
Directors’ Non-Qualified Deferred Compensation Plan effective January 1, 2021. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on April 27, 2021 and incorporated herein by reference.

10.46
Consent and Waiver Agreement dated as of February 16, 2021 by and among Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021 and incorporated herein by reference.

10.47
Amendment dated as of March 1, 2021 to the Third Amended and Restated Credit Agreement dated as of January 1, 2018, by and among Graphic Packaging International, LLC and certain subsidiaries thereof as Borrowers, the lenders and agents named therein, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2021 and incorporated herein by reference.

10.48
Fourth Amended and Restated Credit Agreement dated as of April 1, 2021 by and among Graphic Packaging International, LLC and certain subsidiaries thereof as Borrowers, the lenders and agents named therein, and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 1, 2021 and incorporated herein by reference.

10.49
Share Purchase Agreement dated May 12, 2021 among Sarcina Holdings S.a.r.l., the other sellers named therein and Graphic Packaging International Europe Holdings B.V. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2021 and incorporated herein by reference.

10.50
Consent and Waiver Agreement dated as of May 19, 2021 by and among Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, GPI Holding I, Inc. and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2021 and incorporated herein by reference.

10.51
Incremental Facility Amendment by and among Graphic Packaging International, LLC, as Borrower, Graphic Packaging International Partners, LLC and Field Container Queretaro (USA), L.L.C., as Guarantors, Bank of America, N.A. as Administrative Agent and CoBank, ACB, as Incremental Term A-3 Lead Arranger and Incremental Term A-3 Lender. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2021 and incorporated herein by reference.

10.52
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guarantee and Collateral Agreement and Incremental Facility Amendment (Incremental Euro Tranche Increase and Incremental Euro Term Facility), by and among Graphic Packaging International, LLC and certain subsidiaries thereof as Borrowers, the lenders and agents named therein and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 21, 2021 and incorporated herein by reference.

10.53
Incremental Facility Amendment by and among Graphic Packaging International, LLC, as Borrower, Graphic Packaging International Partners, LLC and Field Container Queretaro (USA), L.L.C. as Guarantors, Bank of America, N.A., as Administrative Agent and the Incremental Term A-4 Lenders party thereto, and acknowledged and agreed to by Graphic Packaging Holding Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2021 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics dated as of December 23, 2020.
21.1	List of Subsidiaries.
22.1	Guarantors and Issuers of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firms.
24.1	Power of Attorney. Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
____________
* Executive compensation plan or agreement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2022
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Stephen R. Scherger

/s/ Charles D. Lischer	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
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

Signatures	Title	Date

/s/ Laurie Brlas	Director	February 22, 2022
Laurie Brlas

/s/ David D. Campbell	Director	February 22, 2022
David D. Campbell

/s/ Paul D. Carrico	Director	February 22, 2022
Paul D. Carrico

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 22, 2022
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 22, 2022
Robert A. Hagemann

/s/ Philip R. Martens	Chairman of the Board	February 22, 2022
Philip R. Martens

/s/ Mary K. Rhinehart	Director	February 22, 2022
Mary K. Rhinehart

/s/ Dean A. Scarborough	Director	February 22, 2022
Dean A. Scarborough

/s/ Larry M. Venturelli	Director	February 22, 2022
Larry M. Venturelli

/s/ Lynn A. Wentworth	Director	February 22, 2022
Lynn A. Wentworth