Form 10-Q
period 2022-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2022-04-26
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of April 25, 2022, there were 308,306,907 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, the availability of U.S. federal income tax attributes to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, capital investment, depreciation and amortization, and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the continuing effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2021 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2022	2021
Net Sales	$2,245	$1,649
Cost of Sales	1,858	1,400
Selling, General and Administrative	181	126
Other (Income) Expense, Net	(2)	3
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	15	12
Income from Operations	193	108
Nonoperating Pension and Postretirement Benefit Income	2	2
Interest Expense, Net	(42)	(30)
Income before Income Taxes	153	80
Income Tax Expense	(46)	(18)
Net Income	107	62
Net Income Attributable to Noncontrolling Interest	—	(8)
Net Income Attributable to Graphic Packaging Holding Company	$107	$54

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.35	$0.20
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.35	$0.19

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC P1ACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended March 31,
2022
In millions
Net Income	$107
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	13
Pension and Postretirement Benefit Plans	(9)
Currency Translation Adjustment	(22)
Total Other Comprehensive Loss, Net of Tax	(18)
Total Comprehensive Income	$89

2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$54	$8	$62
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	3	1	4
Pension and Postretirement Benefit Plans	10	—	10
Currency Translation Adjustment	(4)	(1)	(5)
Total Other Comprehensive Income, Net of Tax	9	—	9
Total Comprehensive Income	$63	$8	$71

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$111	$172
Receivables, Net	945	859
Inventories, Net	1,504	1,387
Other Current Assets	97	84
Total Current Assets	2,657	2,502
Property, Plant and Equipment, Net	4,675	4,677
Goodwill	2,006	2,015
Intangible Assets, Net	831	868
Other Assets	374	395
Total Assets	$10,543	$10,457

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$286	$279
Accounts Payable	1,028	1,125
Compensation and Employee Benefits	201	211
Interest Payable	37	35
Other Accrued Liabilities	394	399
Total Current Liabilities	1,946	2,049
Long-Term Debt	5,645	5,515
Deferred Income Tax Liabilities	598	579
Accrued Pension and Postretirement Benefits	132	139
Other Noncurrent Liabilities	271	282

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 308,288,288 and 307,103,551 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Capital in Excess of Par Value	2,038	2,046
Retained Earnings	150	66
Accumulated Other Comprehensive Loss	(242)	(224)
Total Graphic Packaging Holding Company Shareholders' Equity	1,949	1,891
Noncontrolling Interest	2	2
Total Equity	1,951	1,893
Total Liabilities and Shareholders' Equity	$10,543	$10,457

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893
Net Income	—	—	—	107	—	—	107
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	13	—	13
Pension and Postretirement Benefit Plans	—	—	—	—	(9)	—	(9)
Currency Translation Adjustment	—	—	—	—	(22)	—	(22)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	(8)	—	—	—	(8)
Issuance of Shares for Stock-Based Awards	1,184,737	—	—	—	—	—	—
Balances at March 31, 2022	308,288,288	$3	$2,038	$150	$(242)	$2	$1,951

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2020	267,726,373	$3	$1,715	$(48)	$(246)	$416	$1,840
Net Income	—	—	—	54	—	8	62
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	1	4
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	(4)	(1)	(5)
Reduction of IP's Ownership Interest	15,307,000	—	70	—	—	(216)	(146)
Dividends Declared	—	—	—	(21)	—	—	(21)
Distribution of Membership Interest	—	—	—	—	—	(4)	(4)
Recognition of Stock-Based Compensation, Net	—	—	(3)	—	—	—	(3)
Issuance of Shares for Stock-Based Awards	1,168,394	—	—	—	—	—	—
Balances at March 31, 2021	284,201,767	$3	$1,782	$(15)	$(237)	$204	$1,737

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$107	$62
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	139	117
Deferred Income Taxes	17	7
Amount of Postretirement Expense Less Than Funding	(5)	(11)
Other, Net	—	23
Changes in Operating Assets and Liabilities	(240)	(145)
Net Cash Provided by Operating Activities	18	53

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(221)	(137)
Packaging Machinery Spending	(2)	(9)
Beneficial Interest on Sold Receivables	31	33
Beneficial Interest Obtained in Exchange for Proceeds	(2)	(5)
Other, Net	(1)	(2)
Net Cash Used in Investing Activities	(195)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	—	1,225
Retirement of Long-Term Debt	—	(1,221)
Payments on Debt	(3)	(9)
Redemption of Noncontrolling Interest	—	(150)
Borrowings under Revolving Credit Facilities	1,972	885
Payments on Revolving Credit Facilities	(1,812)	(677)
Repurchase of Common Stock related to Share-Based Payments	(17)	(14)
Debt Issuance Costs	—	(5)
Dividends and Distributions Paid to GPIP Partner	(23)	(24)
Other, Net	2	(5)
Net Cash Provided by Financing Activities	119	5
Effect of Exchange Rate Changes on Cash	(3)	(1)
Net Decrease in Cash and Cash Equivalents	(61)	(63)
Cash and Cash Equivalents at Beginning of Period	172	179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111	$116

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$28	$30
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$7	$22
Non-cash Financing Activities:
Non-cash Exchange of Stock Issuance for Redemption of Noncontrolling Interest	$—	$(250)

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2021. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

Revenue Recognition

The Company has two primary activities, manufacturing and converting paperboard, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 10 - Segment Information." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2022 and 2021, the Company recognized $2,238 million and $1,644 million, respectively, of revenue from contracts with customers.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2022 and December 31, 2021, contract assets were $15 million and $17 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2022 and December 31, 2021 were $53 million and $61 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
In millions	2022	2021
Receivables Sold and Derecognized	$737	$758
Proceeds Collected on Behalf of Financial Institutions	681	685
Net Proceeds Received From Financial Institutions	64	62
Deferred Purchase Price at March 31(a)	3	9
Pledged Receivables at March 31	201	160
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2022 and 2021, the Company sold receivables of $264 million and $125 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $674 million and $613 million as of March 31, 2022 and December 31, 2021, respectively.

Share Repurchases and Dividends

On February 22, 2022, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on April 5, 2022 to shareholders of record as of March 15, 2022.

On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first three months of 2022 and 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. As of March 31, 2022, the Company has $147 million available for additional repurchases under the 2019 share repurchase program.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2022	2021
Charges Associated with Business Combinations(a)	$8	$—
Shutdown and Other Special Charges	—	8
Exit Activities(b)	7	4
Total	$15	$12
(a) For more information on these charges, see "Note 3 - Business Combinations."
(b) Relates to the Company's CRB mill and folding carton facility closures (see "Note 13 - Exit Activities").

2022

On March 15, 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility by the end of May 2022. Severance charges associated with this project are included in Exit Activities in the table above for the three months ended March 31, 2022. For more information, see "Note 13 - Exit Activities."

2021

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. Severance, retention, start-up costs, and other charges associated with this project are included in Exit Activities in the table above in the three months ended March 31, 2022 and 2021. For more information, see "Note 13 - Exit Activities."

Adoption of New Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The ASU can be adopted after its issuance date through December 31, 2022. The Company adopted this standard in the first quarter of fiscal 2022 with no material impact on the Company's financial position and results of operations.

Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance, the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company will continue evaluating the impact of this ASU.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2022	December 31, 2021
Finished Goods	$530	$528
Work in Progress	211	194
Raw Materials	563	473
Supplies	200	192
Total	$1,504	$1,387

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — BUSINESS COMBINATIONS

Americraft

On July 1, 2021, the Company acquired substantially all of the assets of Americraft Carton Inc. ("Americraft"). The Company paid approximately $292 million, using existing cash and borrowings under its revolving credit facility. The acquisition included seven converting plants across the United States.

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

The preliminary purchase price allocation as of March 31, 2022 is as follows:

In millions	Amounts Recognized as of Acquisition Date
Purchase Price	$292

Receivables, Net	22
Inventories, Net	37
Property, Plant and Equipment, Net	122
Intangible Assets, Net(a)	54
Other Assets	1
Total Assets Acquired	236
Current Liabilities	12
Total Liabilities Assumed	12
Net Assets Acquired	224
Goodwill	68
Total Estimated Fair Value of Net Assets Acquired	$292
(a) Intangible Assets, Net, consists of Customer Relationships with a weighted average life of approximately 15 years.

AR Packaging

On November 1, 2021, the Company completed the acquisition of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging, by acquiring all the AR Packaging Group AB shares that were issued and outstanding as of the date of acquisition. The acquisition included 30 converting plants in 13 countries and enhances the Company’s global scale, innovation capabilities, and value proposition for customers throughout Europe and bordering regions.

The total cash consideration for the AR Packaging acquisition was $1,412 million net of cash acquired of $75 million, paid in Euros through the use of deal contingent, foreign exchange forward contracts, purchased through the use of available borrowing capacity on the Company’s Senior Secured Revolving Credit Facilities and the $400 million Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement. For more information, see "Note 4 - Debt."

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes, and will be reported within the Europe reportable segment. During the first quarter of 2022, the Company recorded acquisition accounting adjustments of $3 million to goodwill comprised of $3 million to Other Accrued Liabilities. The allocation of purchase price shown below remains preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations, including but not limited to valuations of property and equipment, customer relationships and other intangible assets, and deferred tax liabilities. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from duplicative overhead, streamlined operations and enhanced operational efficiency.

In millions	Amounts Recognized as of Acquisition Date(a)
Total Purchase Consideration	$1,487

Cash Acquired	75
Receivables, Net	212
Inventories	166
Other Current Assets	12
Property, Plant and Equipment(b)	529
Intangible Assets(c)	447
Other Assets	76
Total Assets Acquired	1,517
Accounts Payable	109
Compensation and Employee Benefits	12
Other Accrued Liabilities	104
Short-Term Debt and Current Portion of Long-Term Debt	9
Long-Term Debt	17
Deferred Income Tax Liabilities	164
Accrued Pension and Postretirement Benefits	50
Other Noncurrent Liabilities	41
Noncontrolling Interests	2
Total Liabilities Assumed	508
Net Assets Acquired	1,009
Goodwill	478
Total Estimated Fair Value of Net Assets Acquired	$1,487
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

Since the acquisition date, the results of operations for AR Packaging of $281 million of revenue and $11 million of operating income have been included within the consolidated statements of income for the three months ended March 31, 2022.

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2021 combines the results of the Company for fiscal 2021 and the unaudited results of AR Packaging for the corresponding period. The unaudited pro forma consolidated financial information assumes that the Acquisition, which closed on November 1, 2021, was completed on January 1, 2021 (the first day of fiscal 2021).

The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on January 1, 2021. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

	Pro Forma Three Months Ended (unaudited)
	March 31,
In millions	2022	2021
Revenue	$2,245	$1,923
Net Income (Loss)	$107	$(12)

NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	March 31, 2022	December 31, 2021
Short Term Borrowings	$14	$9
Current Portion of Finance Lease Obligations	9	7
Current Portion of Long-Term Debt	263	263
Total	$286	$279

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	March 31, 2022	December 31, 2021
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.88%, payable in 2022(a)	$250	$250
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(b)	400	400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.15%, payable in 2024(a)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(b)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.80%, payable in 2027(b)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2028(b)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2029(b)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625% , effective rate of 2.66%, payable in 2029(b)	321	330
Senior Notes with interest payable semi-annually at 3.75% , effective rate of 3.80%, payable in 2030(b)	400	400
Green Bond net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(b)	110	110
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(b)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (2.48% at March 31, 2022), effective rate of 2.50%, payable in 2028(b)	250	250
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.23% at March 31, 2022) payable through 2026(b)	540	543
Senior Secured Term Loan Facility (€210 million) with interest payable at various dates at floating rates (1.75% at March 31, 2022) payable through 2026(b)	233	239
Senior Secured Revolving Facilities with interest payable quarterly at floating rates (2.47% at March 31, 2022) payable in 2026(b)(c)	1,062	920
Finance Leases and Financing Obligations	143	146
Other	18	9
Total Long-Term Debt	5,952	5,822
Less: Current Portion	272	270
Total Long-Term Debt Excluding Current Portion	5,680	5,552
Less: Unamortized Deferred Debt Issuance Costs	35	37
Total	$5,645	$5,515
(a) Guaranteed by GPHC and certain domestic subsidiaries.
(b) Guaranteed by GPIP and certain domestic subsidiaries.
(c) The effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 2.06% and 1.63% as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,850	$1,016	$812
Senior Secured International Revolving Credit Facility	202	46	156
Other International Facilities	81	32	49
Total	$2,133	$1,094	$1,017
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $22 million as of March 31, 2022. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2022 unless extended.

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

As of March 31, 2022, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of March 31, 2022, there were 10.4 million shares remaining available to be granted under the 2014 Plan.

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

Data concerning RSUs granted in the first three months of 2022 is as follows:

Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,747,582	$20.04

During the three months ended March 31, 2022 and 2021, $9 million and $11 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During each of the three months ended March 31, 2022 and 2021, 1.2 million shares were issued. The shares issued were primarily related to RSUs granted to employees during 2019 and 2018, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended
	March 31,
In millions	2022	2021
Components of Net Periodic Cost:
Service Cost	$4	$5
Interest Cost	3	2
Expected Return on Plan Assets	(6)	(5)
Amortization:
Actuarial Loss	1	1
Net Periodic Cost	$2	$3

Employer Contributions

During the first quarter of 2022 and 2021, the Company made $7 million and $14 million of contributions to its pension plans, respectively. In the first quarter of 2022 and 2021, the Company made a $6 million and $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to the U.S. defined benefit plan terminated in 2020, respectively. Excluding this $6 million contribution, the Company expects to make contributions in the range of $10 million to $20 million for the full year of 2022.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses natural gas swap contracts and used interest rate swaps and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure and presented in the same line of the income statement expected for the hedged item.

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 10 - Financial Instruments, Derivatives and Hedging Activities” and “Note 11 - Fair Value Measurement” of the Notes to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

Interest Rate Risk

The Company used interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility.

As of December 31, 2021, the Company had interest rate swap positions with a notional value of $200 million which matured in January 2022. As of March 31, 2022, the Company had no outstanding interest rate swaps. As discussed in "Note 8 - Income Taxes", a $10 million expense was recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of these swaps.

During the first three months of 2021, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 9% of its expected natural gas usage for the remainder of 2022.

During the first three months of 2022 and 2021, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Foreign Currency Risk

The Company entered into forward exchange contracts to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other (Income) Expense, Net or Net Sales, when appropriate.

As of March 31, 2022 and December 31, 2021, the Company had no outstanding forward exchange contracts.

No amounts were reclassified to earnings during 2021 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2022 and December 31, 2021, multiple foreign currency forward exchange contracts existed, with maturities ranging up to nine months. Those foreign currency exchange contracts outstanding at March 31, 2022 and December 31, 2021, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2022 and December 31, 2021, had net notional amounts totaling $108 million and $103 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other (Income) Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2022, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of March 31, 2022 and December 31, 2021, the Company had commodity contract derivative assets, which were included in Other Current Assets, of $5 million and $2 million, respectively.

The fair values of the Company’s other financial assets and liabilities at March 31, 2022 and December 31, 2021 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,658 million and $5,715 million as compared to the carrying amounts of $5,809 million and $5,676 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2022	2021		2022	2021
Commodity Contracts	$(6)	$(1)	Cost of Sales	$(3)	$—
Foreign Currency Contracts	—	(2)	Other (Income) Expense, Net	—	1
Interest Rate Swap Agreements	—	—	Interest Expense, Net	—	1
Total	$(6)	$(3)	Total	$(3)	$2

At March 31, 2022, the Company expects to reclassify $5 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended March 31,
In millions		2022	2021
Foreign Currency Contracts	Other (Income) Expense , Net	$(2)	$(3)

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

During the three months ended March 31, 2022, the Company recognized Income Tax Expense of $46 million on Income before Income Taxes of $153 million. The effective tax rate for the three months ended March 31, 2022 was different than the statutory rate primarily due to discrete tax adjustments, including tax expense of $10 million, recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period.

During the three months ended March 31, 2021, the Company recognized Income Tax Expense of $18 million on Income before Income Taxes of $80 million. The effective tax rate for the three months ended March 31, 2021 was different than the statutory rate primarily due to the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions. In addition, during the three months ended March 31, 2021, the Company recorded discrete benefits of approximately $1 million related to excess tax benefits on restricted stock that vested during the period.

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

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2022	2021
NET SALES:
Paperboard Mills	$296	$237
Americas Paperboard Packaging	1,422	1,169
Europe Paperboard Packaging	486	206
Corporate/Other/Eliminations(a)	41	37
Total	$2,245	$1,649

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)	$11	$(27)
Americas Paperboard Packaging	153	121
Europe Paperboard Packaging	37	20
Corporate and Other(c)	(8)	(6)
Total	$193	$108

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$61	$58
Americas Paperboard Packaging	43	42
Europe Paperboard Packaging	29	11
Corporate and Other	6	6
Total	$139	$117
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2022 and 2021.
(c) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
In millions, except per share data	2022	2021
Net Income Attributable to Graphic Packaging Holding Company	$107	$54
Weighted Average Shares:
Basic	308.8	275.8
Dilutive Effect of RSUs	0.9	1.4
Diluted	309.7	277.2
Earnings Per Share — Basic	$0.35	$0.20
Earnings Per Share — Diluted	$0.35	$0.19

NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the three months ended March 31, 2022:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2021	$(8)	$(94)	$(122)	$(224)
Other Comprehensive Income (Loss) before Reclassifications	5	(10)	(22)	(27)
Amounts Reclassified from Accumulated Other Comprehensive Income (a)	8	1	—	9
Net Current-period Other Comprehensive Income (Loss)	13	(9)	(22)	(18)
Balance at March 31, 2022	$5	$(103)	$(144)	$(242)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2022:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(3)		Cost of Sales
Interest Rate Swap Agreements	—		Interest Expense, Net
	(3)		Total before Tax
	11	(a)	Tax Expense
	$8		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	1	(b)
	$1		Total, Net of Tax

Total Reclassifications for the Period	$9
(a) Includes tax expense of $10 million to release the lingering tax effect after settling the interest rate swaps (see "Note 7 - Financial Instruments and Fair Value Measurement" and "Note 8 - Income Taxes").
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 6 - Pensions and Other Postretirement Benefits").

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — EXIT ACTIVITIES

On March 15, 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility by the end of May 2022. The Company currently expects to incur charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance costs and other line item in the table below for the three months ended March 31, 2022.

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

During the three months ended March 31, 2022 and 2021, the Company recorded $11 million and $9 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new CRB paper machine are recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the three months ended March 31, 2022 and 2021 related to these restructurings:

		Three Months Ended
		March 31,
In millions	Location in Statement of Operations	2022	2021
Severance costs and other(a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$7	$4
Accelerated depreciation	Cost of Sales	4	5
Total		$11	$9
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2021	$8
Costs incurred	7
Balance at March 31, 2022	$15

In conjunction with the CRB platform optimization project and closure of the smaller CRB Mill, the Company currently expects to incur charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $55 million. Through March 31, 2022, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $15 million, accelerated depreciation of $49 million, and start-up charges for the new CRB paper machine of $26 million.

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

➢    Overview of 2022 Results

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

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first three months of 2022 by $195 million, compared to the first three months of 2021 due to higher commodity inflation costs ($176 million), labor and benefits ($12 million) and other costs, net ($7 million). Commodity inflation was primarily due to external board ($39 million), mill chemicals ($31 million), secondary fiber ($26 million), wood ($23 million), logistics ($21 million), energy ($21 million), converting chemicals ($11 million), and other costs ($4 million). Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2022. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control, such as the current COVID-19 pandemic and the conflict between Russia and Ukraine. As a result of global events such as the current COVID-19 pandemic and the conflict between Russia and Ukraine, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. These global events may result in supply chain and transportation disruptions to and from our facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, these global events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. As of March 31, 2022, the Company’s two converting facilities in Russia provided approximately 1% of the Company’s Net Sales and less than 1% of the Company’s EBITDA. The Company is adhering to all U.S. and EU sanctions, and the two facilities are operating to meet existing multi-national customer contractual commitments where possible. The Company has not made any new investments nor entered into any new contractual customer relationships in Russia and will actively explore all options for the business as contractual commitments expire. Additional information regarding this risk is contained in Part I, "Item 1A., Risk Factors" of the Company's 2021 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

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

Debt Obligations. The Company had an aggregate principal amount of $5,966 million of outstanding debt obligations as of March 31, 2022. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended, the "Current Credit Agreement") and the indentures governing the 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF FIRST QUARTER 2022 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended March 31, 2022 increased $596 million or 36% to $2,245 million from $1,649 million for the three months ended March 31, 2021 due to the acquisitions of Americraft in Q3 2021 and AR Packaging in Q4 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions, and mix, partially offset by lower volume of open market sales and unfavorable foreign exchange.

•Income from Operations for the three months ended March 31, 2022 increased $85 million or 79% to $193 million from $108 million for the three months ended March 31, 2021 due to higher pricing, higher volumes from organic sales growth and acquisitions, cost savings from continuous improvement and other programs, and product mix, offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), lower volume of open market sales, and higher depreciation and amortization.

Acquisitions and Closures

•On March 15, 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility by the end of May 2022.

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

Share Repurchases and Dividends

•On February 22, 2022, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on April 5, 2022 to shareholders of record as of March 15, 2022.

•On January 28, 2019, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first three months of 2022 and 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. As of March 31, 2022, the Company has $147 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
In millions	2022	2021
Net Sales	$2,245	$1,649
Income from Operations	193	108
Nonoperating Pension and Postretirement Benefit Income	2	2
Interest Expense, Net	(42)	(30)
Income before Income Taxes	153	80
Income Tax Expense	(46)	(18)
Net Income	$107	$62

FIRST QUARTER 2022 COMPARED WITH FIRST QUARTER 2021

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2021	Price	Volume/Mix	Exchange	2022	Increase	Percent Change
Consolidated	$1,649	$222	$385	$(11)	$2,245	$596	36%

The Company’s Net Sales for the three months ended March 31, 2022 increased by $596 million or 36% to $2,245 million from $1,649 million for the three months ended March 31, 2021 due to $341 million of net sales related to the acquisitions of Americraft in Q3 2021 and AR Packaging in Q4 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions and new product introductions, and mix, offset by lower volume of open market sales and unfavorable foreign exchange, primarily the Euro, British Pound and Australian dollar. Core converting volumes were up driven by higher volumes in beverage, foodservice packaging including cups, confections, tissue, and dairy partially offset by lower volumes in frozen foods and pizza.

Income from Operations

The components of the change in Income from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2021	Price	Volume/Mix	Inflation	Exchange	Other (a)	2022	Increase	Percent Change
Consolidated	$108	$222	$49	$(195)	$2	$7	$193	$85	79%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended March 31, 2022 increased $85 million or 79% to $193 million from $108 million for the three months ended March 31, 2021 due to due to higher pricing, higher volumes from organic sales growth and acquisitions, mix, cost savings from continuous improvement and other programs, offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), lower volume of open market sales, and higher depreciation and amortization.

Inflation increased for the three months ended March 31, 2022 by $195 million, compared to the first three months of 2021 due to higher commodity inflation costs ($176 million), labor and benefits ($12 million) and other costs, net ($7 million). Commodity inflation was primarily due to external board ($39 million), mill chemicals ($31 million), secondary fiber ($26 million), wood ($23 million), logistics ($21 million), energy ($21 million), converting chemicals ($11 million), and other costs ($4 million).

Interest Expense, Net

Interest Expense, Net was $42 million and $30 million for the three months ended March 31, 2022 and 2021, respectively. Interest Expense, Net increased due to higher debt balances, partly offset by lower interest rates. As of March 31, 2022, approximately 36% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2022, the Company recognized Income Tax Expense of $46 million on Income before Income Taxes of $153 million. The effective tax rate for the three months ended March 31, 2022 is different from the statutory rate primarily due to discrete tax adjustments including tax expense of $10 million recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period.

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

The Company utilized its remaining U.S. federal net operating loss carryforwards during 2020. However, as a result of deductions associated with the step-up in tax basis of certain assets as a result of International Paper’s exit from the GPIL partnership, the Company generated a taxable loss of $574 million during 2021 that can be carried forward for U.S. federal income tax purposes indefinitely. As such, based on the net operating loss generated in 2021 as well as future tax benefits associated with planned capital projects and tax credit carryforwards, which are available to offset future U.S. federal income tax, the Company does not expect to be a meaningful U.S. federal cash taxpayer until 2024.

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

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended
	March 31,
In millions	2022	2021
NET SALES:
Paperboard Mills	$296	$237
Americas Paperboard Packaging	1,422	1,169
Europe Paperboard Packaging	486	206
Corporate/Other/Eliminations(a)	41	37
Total	$2,245	$1,649

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)	$11	$(27)
Americas Paperboard Packaging	153	121
Europe Paperboard Packaging	37	20
Corporate and Other(c)	(8)	(6)
Total	$193	$108
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2022 and 2021.
(c) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

2022 COMPARED WITH 2021

First Quarter 2022 Compared to First Quarter 2021

Paperboard Mills

Net Sales increased from prior year due to higher selling prices and mix partially offset by lower open market volume. The Company also internalized more paperboard tons.

Income from Operations increased due to downtime and mitigation costs related to Winter Storm Uri in Q1 2021, higher prices, productivity improvements, including benefits from capital projects offset by commodity inflation, lower open market volume, and higher levels of maintenance costs. The commodity inflation was primarily due to higher prices for secondary fiber, wood, chemicals, energy and freight.

Americas Paperboard Packaging

Net Sales increased due to higher pricing, the Americraft acquisition in Q3 2021, organic sales growth including conversions to our fiber-based packaging solutions, and new product introductions. Higher volumes in beverage, foodservice packaging including cups, confections, tissue, and dairy were offset by lower volumes in frozen foods and pizza. In beverage, volumes increased primarily in big beer and soft drinks offset by craft and specialty.

Income from Operations increased due to higher selling prices, higher core converting volume and increased volume from conversions to our fiber based packaging solutions, cost savings from continuous improvement and other programs offset by commodity inflation and other inflation (primarily labor and benefits). The commodity inflation was primarily due to higher prices for external board, freight, and chemicals offset by secondary fiber.

Europe Paperboard Packaging

Net Sales increased due to the acquisition of AR Packaging on November 1, 2021 as well as higher prices and new product introductions including Keel Clip and PaperSeal offset by mix, lower core converting volumes, and unfavorable foreign currency exchange rates.

Income from Operations increased due to higher pricing, mix, cost savings through continuous improvement and other programs, and the acquisition of AR Packaging offset by commodity inflation and lower core converting volumes.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2022	2021
Net Cash Provided by Operating Activities	$18	$53
Net Cash Used in Investing Activities	$(195)	$(120)
Net Cash Provided by Financing Activities	$119	$5

Net cash provided by operating activities for the first three months of 2022 totaled $18 million compared to $53 million for the same period in 2021. The decrease was primarily due to higher working capital balances including accounts receivable from higher sales and inventory due to inflation. Pension contributions for the first three months of 2022 and 2021 were $7 million and $14 million, respectively. In the first quarter of 2022 and 2021, the Company made a $6 million and $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to U.S. defined benefit plan terminated in 2020.

Net cash used in investing activities for the first three months of 2022 totaled $195 million, compared to $120 million for the same period in 2021. Capital spending was $223 million and $146 million in 2022 and 2021, respectively. Net cash receipts related to the accounts receivable securitization and sale programs were $29 million and $28 million in 2022 and 2021, respectively. For more information on the completion of the K2 project, please see the Capital Investment section below.

Net cash provided by financing activities for the first three months of 2022 totaled $119 million, compared to $5 million for the same period in 2021. Current year activities include borrowings under revolving credit facilities primarily for capital spending and payments on debt of $3 million. The Company also paid dividends of $23 million and withheld $17 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company had a debt drawing of $425 million Incremental Term A-2 Facility and used the proceeds, together with cash on hand, to redeem the 4.75% Senior Notes due in 2021, an offering of $400 million aggregate principal amount of 0.821% Senior Notes due 2024, and an offering of $400 million aggregate principal amount of 1.512% Senior Notes due 2026. The net proceeds of $796 million were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which is under its senior secured credit facility. The Company also paid $150 million toward the redemption of IP's ownership interest in GPIP. In the prior year period, the Company also made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest and payments on debt of $9 million. The Company also paid dividends and distributions of $24 million and withheld $14 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in “Note 4 - Debt” in the Notes to Condensed Consolidated Financial Statements, the Senior Notes issued by GPIL (the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of GPIL other than its foreign subsidiaries and in certain instances by the Company (a Parent guarantee) (collectively "the Guarantors"). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

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

In millions	Three Months Ended March 31, 2022
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$1,663
Cost of Sales	1,388
Income from Operations	157
Net Income	107
(a) Includes Net Sales to Nonguarantor Subsidiaries of $135 million.

In millions	March 31, 2022	December 31, 2021
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,352	$1,235
Noncurrent assets	5,883	5,888
Intercompany receivables from Nonguarantor	1,248	1,258
Current liabilities	1,331	1,472
Noncurrent liabilities	5,842	5,713

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures and acquisitions, debt service on its indebtedness, ongoing operating costs, working capital, share repurchases and dividend payments. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's Indentures, represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. Refer to "Note 4 - Debt" in the Notes to Condensed Consolidated Financial Statements for additional information on the Company's availability under its revolving credit facilities.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other (Income) Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
In millions	2022	2021
Receivables Sold and Derecognized	$737	$758
Proceeds Collected on Behalf of Financial Institutions	681	685
Net Proceeds Received From Financial Institutions	64	62
Deferred Purchase Price at March 31(a)	3	9
Pledged Receivables at March 31	201	160
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheet and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2022 and 2021, the Company sold receivables of $264 million and $125 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $674 million and $613 million as of March 31, 2022 and December 31, 2021, respectively.

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

Due to the completion of the material acquisition, the Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 5.00 to 1.00. At March 31, 2022, the Company was in compliance with such covenant and the ratio was 4.37 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2022, the Company was in compliance with such covenant and the ratio was 10.20 to 1.00.

As of March 31, 2022, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first three months of 2022 was $125 million ($223 million was paid) compared to $178 million ($146 million was paid) in the first three months of 2021. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, Michigan discussed in "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements and continued investments made as part of the integration of acquisitions.

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $4 million and $3 million in the first three months ended March 31, 2022 and 2021, respectively.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in GPHC’s Form 10-K for the year ended December 31, 2021.

The Company performed its annual goodwill impairment tests as of October 1, 2021. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 25% and 21%, respectively, whereas all other reporting units exceeded by more than 30%. The Foodservice and Australia reporting units had goodwill totaling $43 million and $15 million, respectively at March 31, 2022. The Company does not believe it is likely that there will be material changes in the assumptions or estimates used to calculate the reporting unit values. Therefore, the Company will continue to assess the impact on its business and will perform its annual goodwill impairment tests as of October 1, 2022.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2022 is expected to be in the range of $440 million to $460 million.

The Company also expects the following in 2022:

•Depreciation and amortization expense of approximately $580 million, including pension amortization and excluding $5 million of accelerated depreciation related to exit activities.

•Pension plan contributions between $10 million and $20 million, excluding $6 million reflected as a contribution to the remaining U.S defined benefit plan that effectively utilized the excess balance related to the U.S. defined benefit plan terminated in 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2021. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2022. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2021 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2019 share repurchase program announced on January 28, 2019. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2019 share repurchase program. During the first quarter of 2022, the Company did not repurchase any shares of its common stock. As of March 31, 2022, 66.5 million shares had been repurchased as part of a publicly announced program. The maximum number of shares that may be purchased under the 2019 share repurchase program in the future is 7.3 million based on the closing price of the Company's common stock as of March 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	International Assignment- Letter of Understanding dated October 14, 2021 between Graphic Packaging International, LLC and Joseph P. Yost.

21.1	List of subsidiaries.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
____________
* Executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 26, 2022
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 26, 2022
Charles D. Lischer