Form 10-Q
period 2022-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2022-07-26
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of July 25, 2022, there were 307,828,032 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, pension plan contributions, the re-classification of gain from Accumulated Other Comprehensive Loss to earnings, the availability of U.S. federal income tax attributes to offset U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, capital investment, and depreciation and amortization in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the continuing effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2021 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2022	2021	2022	2021
Net Sales	$2,358	$1,737	$4,603	$3,386
Cost of Sales	1,917	1,482	3,775	2,882
Selling, General and Administrative	185	125	366	251
Other Expense, Net	2	1	—	4
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	102	34	117	46
Income from Operations	152	95	345	203
Nonoperating Pension and Postretirement Benefit Income	1	1	3	3
Interest Expense, Net	(48)	(29)	(90)	(59)
Income before Income Taxes and Equity Income of Unconsolidated Entity	105	67	258	147
Income Tax Expense	(39)	(26)	(85)	(44)
Income before Equity Income of Unconsolidated Entity	66	41	173	103
Equity Income of Unconsolidated Entity	—	1	—	1
Net Income	66	42	173	104
Net Income Attributable to Noncontrolling Interest	—	(4)	—	(12)
Net Income Attributable to Graphic Packaging Holding Company	$66	$38	$173	$92

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.21	$0.13	$0.56	$0.32
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.21	$0.13	$0.56	$0.32

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC P1ACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended June 30,
2022
In millions
Net Income	$66
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(9)
Pension and Postretirement Benefit Plans	1
Currency Translation Adjustment	(95)
Total Other Comprehensive Loss, Net of Tax	(103)
Total Comprehensive Loss	$(37)

2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$38	$4	$42
Other Comprehensive Income, Net of Tax:
Derivative Instruments	2	—	2
Pension and Postretirement Benefit Plans	10	—	10
Currency Translation Adjustment	5	1	6
Total Other Comprehensive Income, Net of Tax	17	1	18
Total Comprehensive Income	$55	$5	$60

Six Months Ended June 30,
2022
In millions
Net Income	$173
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	10
Pension and Postretirement Benefit Plans	(8)
Currency Translation Adjustment	(123)
Total Other Comprehensive Loss, Net of Tax	(121)
Total Comprehensive Income	$52

2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$92	$12	$104
Other Comprehensive Income, Net of Tax:
Derivative Instruments	5	1	6
Pension and Postretirement Benefit Plans	20	—	20
Currency Translation Adjustment	1	—	1
Total Other Comprehensive Income, Net of Tax	26	1	27
Total Comprehensive Income	$118	$13	$131

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$108	$172
Receivables, Net	950	859
Inventories, Net	1,533	1,387
Other Current Assets	93	84
Total Current Assets	2,684	2,502
Property, Plant and Equipment, Net	4,601	4,677
Goodwill	1,974	2,015
Intangible Assets, Net	788	868
Other Assets	350	395
Total Assets	$10,397	$10,457

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$292	$279
Accounts Payable	1,008	1,125
Compensation and Employee Benefits	229	211
Interest Payable	53	35
Other Accrued Liabilities	426	399
Total Current Liabilities	2,008	2,049
Long-Term Debt	5,506	5,515
Deferred Income Tax Liabilities	612	579
Accrued Pension and Postretirement Benefits	128	139
Other Noncurrent Liabilities	251	282

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 308,064,390 and 307,103,551 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Capital in Excess of Par Value	2,044	2,046
Retained Earnings	188	66
Accumulated Other Comprehensive Loss	(345)	(224)
Total Graphic Packaging Holding Company Shareholders' Equity	1,890	1,891
Noncontrolling Interest	2	2
Total Equity	1,892	1,893
Total Liabilities and Shareholders' Equity	$10,397	$10,457

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893
Net Income	—	—	—	107	—	—	107
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	19	—	19
Pension and Postretirement Benefit Plans	—	—	—	—	(9)	—	(9)
Currency Translation Adjustment	—	—	—	—	(28)	—	(28)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	(8)	—	—	—	(8)
Issuance of Shares for Stock-Based Awards	1,184,737	—	—	—	—	—	—
Balances at March 31, 2022	308,288,288	$3	$2,038	$150	$(242)	$2	$1,951
Net Income	—	—	—	66	—	—	66
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(9)	—	(9)
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	(95)		(95)
Repurchase of Common Stock	(379,000)	—	(2)	(5)	—	—	(7)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	8	—	—	—	8
Issuance of Shares for Stock-Based Awards	123,102	—	—	—	—	—	—
Balances at June 30, 2022	308,032,390	$3	$2,044	$188	$(345)	$2	$1,892
(a) Includes 32,000 shares repurchased but not yet settled as of June 30, 2022.

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2020	267,726,373	$3	$1,715	$(48)	$(246)	$416	$1,840
Net Income	—	—	—	54	—	8	62
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	1	4
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	(4)	(1)	(5)
Reduction of IP's Ownership Interest	15,307,000	—	70	—	—	(216)	(146)
Dividends Declared	—	—	—	(21)	—	—	(21)
Distribution of Membership Interest	—	—	—	—	—	(4)	(4)
Recognition of Stock-Based Compensation, Net	—	—	(3)	—	—	—	(3)
Issuance of Shares for Stock-Based Awards	1,168,394	—	—	—	—	—	—
Balances at March 31, 2021	284,201,767	$3	$1,782	$(15)	$(237)	$204	$1,737
Net Income	—	—	—	38	—	4	42
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	5	1	6
Reduction of IP's Ownership Interest	22,773,072	—	241	—	—	(207)	34
Dividends Declared	—	—	—	(22)	—	—	(22)
Distribution of Membership Interest	—	—	—	—	—	(2)	(2)
Recognition of Stock-Based Compensation, Net	—	—	7	—	—	—	7
Issuance of Shares for Stock-Based Awards	70,868	—	—	—	—	—	—
Balances at June 30, 2021	307,045,707	$3	$2,030	$1	$(220)	$—	$1,814

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$173	$104
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	278	234
Deferred Income Taxes	40	31
Amount of Postretirement Expense Less Than Funding	(5)	(10)
Impairment Charges related to Divestiture	92	—
Other, Net	19	49
Changes in Operating Assets and Liabilities	(309)	(103)
Net Cash Provided by Operating Activities	288	305

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(351)	(329)
Packaging Machinery Spending	(10)	(17)
Beneficial Interest on Sold Receivables	54	64
Beneficial Interest Obtained in Exchange for Proceeds	(2)	(5)
Other, Net	(2)	(2)
Net Cash Used in Investing Activities	(311)	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(7)	—
Proceeds from Issuance of Debt	—	1,225
Retirement of Long-Term Debt	—	(1,226)
Payments on Debt	(7)	(9)
Redemption of Noncontrolling Interest	—	(150)
Borrowings under Revolving Credit Facilities	2,517	1,827
Payments on Revolving Credit Facilities	(2,480)	(1,691)
Repurchase of Common Stock related to Share-Based Payments	(17)	(14)
Debt Issuance Costs	—	(14)
Dividends and Distributions Paid to GPIP Partner	(46)	(48)
Other, Net	10	(5)
Net Cash Used In Financing Activities	(30)	(105)
Effect of Exchange Rate Changes on Cash	(7)	(1)
Net Decrease in Cash and Cash Equivalents	(60)	(90)
Cash and Cash Equivalents at Beginning of Period	172	179
CASH AND CASH EQUIVALENTS AT END OF PERIOD (includes $4 million classified as held for sale as of June 30, 2022)	$112	$89

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$58	$66
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$14	$50
Non-cash Financing Activities:
Non-cash Exchange of Stock Issuance for Redemption of Noncontrolling Interest	$—	$(652)

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2022 and 2021, the Company recognized $2,353 million and $1,731 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2022 and 2021, the Company recognized $4,591 million and $3,375 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2022 and December 31, 2021, contract assets were $13 million and $17 million, respectively. The Company's contract liabilities consist principally of rebates, and as of June 30, 2022 and December 31, 2021 were $57 million and $61 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended
	June 30,
In millions	2022	2021
Receivables Sold and Derecognized	$1,520	$1,531
Proceeds Collected on Behalf of Financial Institutions	1,429	1,421
Net Proceeds Received From Financial Institutions	102	100
Deferred Purchase Price at June 30(a)	8	11
Pledged Receivables at June 30	203	158
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $715 million and $613 million as of June 30, 2022 and December 31, 2021, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2022 and 2021, the Company sold receivables of $535 million and $249 million, respectively, related to these arrangements.

Share Repurchases and Dividends

On February 22, 2022 and May 24, 2022, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on April 5, 2022 and July 5, 2022 to shareholders of record as of March 15, 2022 and June 15, 2022 respectively.

On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first six months of 2022, the Company repurchased 379,000 shares of its common stock at an average price of $20.46 under the 2019 share repurchase program. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. As of June 30, 2022, the Company has $139 million available for additional repurchases under the 2019 share repurchase program.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Charges Associated with Business Combinations(a)	$5	$23	$13	$23
Shutdown and Other Special Charges	1	7	2	15
Exit Activities(b)	4	4	10	8
Charges associated with a Divestiture(c)	92	—	92	—
Total	$102	$34	$117	$46
(a) These costs relate to the Americraft Carton, Inc. and AR Packaging Group AB acquisitions.
(b) Relates to the Company's CRB mill and folding carton facility closures (see "Note 13 - Exit Activities").
(c) Relates to the Company's divesting of interests in Russia (see "Note 14 - Impairment and Divestiture of Russian Business").

2022

In the second quarter of 2022, the Company began the process of divesting its interests in its two carton folding plants in Russia. Impairment charges associated with this divestiture are included in the table above for the three months ended June 30, 2022. For more information, see "Note 14 - Impairment and Divestiture of Russian Business."

In March 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility, which it plans to close by the end of the third quarter of 2022. Severance charges associated with this project are included in Exit Activities in the table above for the three and six months ended June 30, 2022. For more information, see "Note 13 - Exit Activities."

2021

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. In the second quarter of 2022, the Company closed the Battle Creek, MI CRB mill. Severance, retention, shutdown costs, and other charges associated with this project are included in Exit Activities in the table above for the three and six months ended June 30, 2022 and 2021. For more information, see "Note 13 - Exit Activities."

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021 concurrently with the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized gains and losses resulting from these contracts are recognized in earnings. Unrealized losses of $17 million resulting from these contracts are recognized in Charges Associated with Business Combinations in the table above for the three and six months ended June 30, 2021. For more information, see "Note 1 - General Information" of the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 and "Note 7 — Financial Instruments and Fair Value Measurement.”

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

Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”. This ASU expands and clarifies the portfolio layer method for fair value hedges of interest rate risk. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The Company will continue evaluating the impact of this ASU.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2022	December 31, 2021
Finished Goods	$537	$528
Work in Progress	217	194
Raw Materials	570	473
Supplies	209	192
Total	$1,533	$1,387

NOTE 3 — BUSINESS COMBINATIONS

Americraft

On July 1, 2021, the Company acquired substantially all of the assets of Americraft Carton Inc. ("Americraft"). The Company paid approximately $292 million, using existing cash and borrowings under its revolving credit facility. The acquisition included seven converting plants across the United States.

The purchase price for Americraft was allocated to assets acquired and liabilities assumed based on the fair values as of the acquisition date. Tangible assets and liabilities were valued as of the acquisition date using the indirect and direct methods of the cost approach and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisition was made to continue to expand the Company's product offering, to integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint. The assigned goodwill, which is deductible for tax purposes, is reported within the Americas Paperboard Packaging reportable segment.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price allocation as of June 30, 2022 is as follows:

In millions	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$292	$—	$292

Receivables, Net	22	—	22
Inventories, Net	37	(1)	36
Property, Plant and Equipment, Net	122	(28)	94
Intangible Assets, Net(a)	54	20	74
Other Assets	1	—	1
Total Assets Acquired	236	(9)	227
Current Liabilities	12	1	13
Total Liabilities Assumed	12	1	13
Net Assets Acquired	224	(10)	214
Goodwill	68	10	78
Total Estimated Fair Value of Net Assets Acquired	$292	$—	$292
(a) Intangible Assets, Net, consists of Customer Relationships with a weighted average life of approximately 15 years.

During the second quarter of 2022, the Company finalized the acquisition accounting for Americraft, which included valuation adjustments to Property, Plant and Equipment, Net and Intangibles Assets, Net.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes, and will be reported within the Europe reportable segment. During the second quarter of 2022, the Company recorded acquisition accounting adjustments of $1 million to goodwill comprised of $1 million to Other Accrued Liabilities. The allocation of purchase price shown below remains preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations, including but not limited to valuations of property and equipment, customer relationships and other intangible assets, and deferred tax liabilities. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from reduction of duplicative overhead, streamlined operations and enhanced operational efficiency.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In millions	Amounts Recognized as of Acquisition Date(a)
Total Purchase Consideration	$1,487

Cash Acquired	75
Receivables, Net	212
Inventories	166
Other Current Assets	12
Property, Plant and Equipment(b)	529
Intangible Assets(c)	447
Other Assets	76
Total Assets Acquired	1,517
Accounts Payable	109
Compensation and Employee Benefits	12
Other Accrued Liabilities	105
Short-Term Debt and Current Portion of Long-Term Debt	9
Long-Term Debt	17
Deferred Income Tax Liabilities	164
Accrued Pension and Postretirement Benefits	50
Other Noncurrent Liabilities	41
Noncontrolling Interests	2
Total Liabilities Assumed	509
Net Assets Acquired	1,008
Goodwill	479
Total Estimated Fair Value of Net Assets Acquired	$1,487
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

The Condensed Consolidated Statements of Operations include $271 million of Net Sales and $62 million of Net Loss for AR Packaging for the three months ended June 30, 2022 and $552 million of Net Sales and $51 million of Net Loss for the six months ended June 30, 2022. Both the three and six months ended include $92 million of impairment charges incurred in Q2 2022. See "Note 14 - Impairment and divestiture of Russian business" for further information.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following unaudited pro forma consolidated financial information for the three months ended and six months ended June 30, 2021 combines the results of the Company for fiscal 2021 and the unaudited results of AR Packaging for the corresponding period. The unaudited pro forma consolidated financial information assumes that the acquisition, which closed on November 1, 2021, was completed on January 1, 2021 (the first day of fiscal 2021). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisition actually taken place on January 1, 2021. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the acquisition.

	Pro Forma Three Months Ended (unaudited)		Pro Forma Six Months Ended (unaudited)
	June 30,		June 30,
In millions	2022	2021	2022	2021
Net Sales	$2,358	$2,023	$4,603	$3,946
Net Income	$66	$41	$173	$29

NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	June 30, 2022	December 31, 2021
Short Term Borrowings	$20	$9
Current Portion of Finance Lease Obligations	9	7
Current Portion of Long-Term Debt	263	263
Total	$292	$279

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	June 30, 2022	December 31, 2021
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.88%, payable in 2022(a)	$250	$250
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(b)	400	400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.14%, payable in 2024(a)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(b)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.80%, payable in 2027(b)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2028(b)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2029(b)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625% , effective rate of 2.66%, payable in 2029(b)	304	330
Senior Notes with interest payable semi-annually at 3.75% , effective rate of 3.80%, payable in 2030(b)	400	400
Green Bond net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(b)	109	110
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(b)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (3.31% at June 30, 2022), effective rate of 3.33%, payable in 2028(b)	250	250
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (3.06% at June 30, 2022) payable through 2026(b)	537	543
Senior Secured Term Loan Facility (€210 million) with interest payable at various dates at floating rates (1.75% at June 30, 2022) payable through 2026(b)	220	239
Senior Secured Revolving Facilities with interest payable quarterly at floating rates (3.65% at June 30, 2022) payable in 2026(b)(c)	932	920
Finance Leases and Financing Obligations	169	146
Other	15	9
Total Long-Term Debt	5,811	5,822
Less: Current Portion	272	270
Total Long-Term Debt Excluding Current Portion	5,539	5,552
Less: Unamortized Deferred Debt Issuance Costs	33	37
Total	$5,506	$5,515
(a) Guaranteed by GPHC and certain domestic subsidiaries.
(b) Guaranteed by GPIP and certain domestic subsidiaries.
(c) The effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 2.56% and 1.63% as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,850	$893	$935
Senior Secured International Revolving Credit Facility	190	39	151
Other International Facilities	78	35	43
Total	$2,118	$967	$1,129
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $22 million as of June 30, 2022. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2022 unless extended.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Covenant Agreements

The Covenants in the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Current Credit Agreement") and the indentures governing the 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of June 30, 2022, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of June 30, 2022, there were 10.4 million shares remaining available to be granted under the 2014 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs granted to employees generally vest and become payable three years from date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. RSAs issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and RSAs granted in the first six months of 2022 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,907,453	$20.16
Stock Awards — Board of Directors	34,160	$20.49

During the six months ended June 30, 2022 and 2021, $17 million and $18 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During each of the six months ended June 30, 2022 and 2021, 1.2 million shares were issued. The shares issued were primarily related to RSUs granted to employees during 2019 and 2018.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Components of Net Periodic Cost:
Service Cost	$3	$3	$7	$8
Interest Cost	3	2	6	4
Expected Return on Plan Assets	(5)	(4)	(11)	(9)
Amortization:
Actuarial Loss	1	1	2	2
Net Periodic Cost	$2	$2	$4	$5

Employer Contributions

The Company made $8 million and $15 million of contributions to its pension plans during the first six months of 2022 and 2021 respectively. In the first quarter of 2022 and 2021, the Company made a $6 million and $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to the U.S. defined benefit plan terminated in 2020, respectively. Excluding this $6 million contribution, the Company expects to make contributions in the range of $10 million to $20 million for the full year of 2022.

The Company also made postretirement health care benefit payments of $1 million during the first six months of 2022. The Company expects to make approximately $2 million contributions to its postretirement health care plans for the full year of 2022.

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

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 10 - Financial Instruments, Derivatives and Hedging Activities” and “Note 11 - Fair Value Measurement” of the Notes to the Consolidated Financial Statements of the Company's 2021 Annual Report on Form 10-K.

Interest Rate Risk

The Company used interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility.

As of December 31, 2021, the Company had interest rate swap positions with a notional value of $200 million which matured in January 2022. As of June 30, 2022, the Company had no outstanding interest rate swaps. As discussed in "Note 8 - Income Taxes", a $10 million expense was recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of these swaps in the first quarter of 2022.

During the first six months of 2021, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 38% and 8% of its expected natural gas usage for the remainder of 2022 and first quarter of 2023, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the first six months of 2022 and 2021, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

As of June 30, 2022 and December 31, 2021, the Company had no outstanding forward exchange contracts.

No amounts were reclassified to earnings during 2021 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2022 and December 31, 2021, multiple foreign currency forward exchange contracts existed, with maturities ranging up to six months. Those foreign currency exchange contracts outstanding at June 30, 2022 and December 31, 2021, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2022 and December 31, 2021, had net notional amounts totaling $123 million and $103 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Deal Contingent Hedge

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021 concurrently with the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized losses of $17 million resulting from these contracts are recognized in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021. For more information, see "Note 1 - General Information" of the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of June 30, 2022, the Company had commodity contract derivatives liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet, of $3 million. As of December 31, 2021, the Company had commodity contract derivatives assets, which were included in Other Current Assets on the Condensed Consolidated Balance Sheet, of $2 million.

The fair values of the Company’s other financial assets and liabilities at June 30, 2022 and December 31, 2021 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,313 million and $5,715 million as compared to the carrying amounts of $5,642 million and $5,676 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021		2022	2021	2022	2021
Commodity Contracts	$6	$(4)	$—	$(5)	Cost of Sales	$(3)	$(1)	$(6)	$(1)
Foreign Currency Contracts	—	—	—	(2)	Other Expense, Net	—	—	—	1
Interest Rate Swap Agreements	—	—	—	—	Interest Expense, Net	—	2	—	3
Total	$6	$(4)	$—	$(7)	Total	$(3)	$1	$(6)	$3

At June 30, 2022, the Company expects to reclassify $3 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2022	2021	2022	2021
Foreign Currency Contracts	Other Expense , Net	$(7)	$(1)	$(9)	$(4)
Deal Contingent Foreign Exchange Forward	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	—	17	—	17
Total		$(7)	$16	$(9)	$13

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

During the six months ended June 30, 2022, the Company recognized Income Tax Expense of $85 million on Income before Income Taxes of $258 million. The effective tax rate for the six months ended June 30, 2022 was different than the statutory rate primarily due to the discrete tax impact of the charges associated with the divestiture of the Company’s Russia business that results in no corresponding tax benefit as well as discrete tax adjustments, tax expense of $10 million recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period. In addition, the recognition of deferred tax assets and liabilities on unrealized foreign currency activity related to intercompany loans where the entity functional currency and the loan denomination currency are different than the tax reporting currency resulted in a decrease in the effective tax rate for the period.

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

NOTE 10 — SEGMENT INFORMATION

The Company has three reportable segments as follows:

Paperboard Mills includes the seven North American paperboard mills that produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
NET SALES:
Paperboard Mills	$292	$244	$588	$481
Americas Paperboard Packaging	1,534	1,237	2,956	2,406
Europe Paperboard Packaging	493	212	979	418
Corporate/Other/Eliminations(a)	39	44	80	81
Total	$2,358	$1,737	$4,603	$3,386

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills(b)	$(6)	$(18)	$5	$(45)
Americas Paperboard Packaging	207	108	360	229
Europe Paperboard Packaging(c)	(46)	27	(9)	47
Corporate and Other(d)	(3)	(22)	(11)	(28)
Total	$152	$95	$345	$203

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$62	$56	$123	$114
Americas Paperboard Packaging	43	41	86	83
Europe Paperboard Packaging	28	11	57	22
Corporate and Other	6	9	12	15
Total	$139	$117	$278	$234
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2022 and 2021.
(c) Includes impairment charges of $92 million related to Russia incurred in Q2 2022. See "Note 14 - Impairment and divestiture of Russian business" for further information.
(d) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2022	2021	2022	2021
Net Income Attributable to Graphic Packaging Holding Company	$66	$38	$173	$92
Weighted Average Shares:
Basic	309.2	295.1	309.0	285.5
Dilutive Effect of RSUs	0.7	0.7	0.8	1.0
Diluted	309.9	295.8	309.8	286.5
Earnings Per Share — Basic	$0.21	$0.13	$0.56	$0.32
Earnings Per Share — Diluted	$0.21	$0.13	$0.56	$0.32

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the six months ended June 30, 2022:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2021	$(8)	$(94)	$(122)	$(224)
Other Comprehensive Income (Loss) before Reclassifications	5	(9)	(123)	(127)
Amounts Reclassified from Accumulated Other Comprehensive Income (a)	5	1	—	6
Net Current-period Other Comprehensive Income (Loss)	10	(8)	(123)	(121)
Balance at June 30, 2022	$2	$(102)	$(245)	$(345)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the six months ended June 30, 2022:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(6)		Cost of Sales
Interest Rate Swap Agreements	—		Interest Expense, Net
	(6)		Total before Tax
	11	(a)	Tax Expense
	$5		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$2	(b)
	$2		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$6
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — EXIT ACTIVITIES

In March 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility, which it plans to close by the end of the third quarter of 2022. The Company has incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance costs and other line item in the table below for the six months ended June 30, 2022.

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. In the second quarter of 2022, the Company closed the Battle Creek, MI CRB mill.The Company has incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance costs and other line item in the table below for the six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, the Company recorded $17 million and $18 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new CRB paper machine are recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the six months ended June 30, 2022 and 2021 related to these restructurings:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
In millions	Location in Statement of Operations	2022	2021	2022	2021
Severance costs and other(a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$—	$4	$1	$8
Asset Write-Offs and Start-Up Costs(b)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	4	—	9	—
Accelerated depreciation	Cost of Sales	3	5	7	10
Total		$7	$9	$17	$18
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see "Note 1 - Business Combinations, Shutdown and Other Special Charges and Exit Activities, net").
(b) Costs incurred include non-cash write-offs for items such as supplies and inventory.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2021	$8
Costs incurred	1
Payments	(4)
Balance at June 30, 2022	$5

In conjunction with the CRB platform optimization project and closure of the Battle Creek, MI CRB Mill, the Company incurred charges associated with these exit activities through June 30, 2022 for post-employment benefits, retention bonuses and incentives of $15 million, and accelerated depreciation of $52 million.

NOTE 14 — IMPAIRMENT AND DIVESTITURE OF RUSSIAN BUSINESS

In the second quarter of 2022, the Company began the process of divesting its interests in its two folding carton plants in Russia (the “Russian Operations”), which met the criteria of to be considered a business, through a sale of 100% of the outstanding shares. The Company expects the sale to be completed within the next 12 months. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022. Goodwill totaling $12 million associated with the Russian Operations was determined to be fully impaired as of June 30, 2022, resulting in a charge that is included in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statement of Operations.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
After the impairment of the goodwill, the carrying value of the remaining net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to the business, was greater than their fair value, less costs to sell, resulting in a loss of $80 million, which is included in Business, Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statement of Operations. The assets related to the sale, inclusive of the valuation allowance, and liabilities related to the sale were classified as Other current assets and Other accrued liabilities, respectively, within the Condensed Consolidated Balance Sheet as of June 30, 2022. Excluded from the assets classified as held for sale is an intercompany note totaling $35 million from the Company. The intercompany note will not be repaid prior to the transaction and will be sold as part of the transaction. Therefore, it is considered when calculating the allowance to adjust the carrying value to the fair value less costs to sell. Upon consummation of the sale of the Russian Operations, the Company will reclassify this note from intercompany to the applicable liability line item in the Condensed Consolidated Balance Sheet as it will represent a liability to an external third party. The cumulative translation adjustment attributable to the business of $5 million is included within Accumulated Other Comprehensive Income within the Condensed Consolidated Balance Sheet as of June 30, 2022. The Russian Operations and the impairment charges are included in the Europe Paperboard Packaging segment. The Company will continue to evaluate the Russian Operations for changes in the valuation until it is sold.

The following table summarizes the Company’s assets and liabilities held for sale by major class:

In millions	June 30, 2022
Cash and Cash Equivalents	$4
Receivables, Net	19
Inventories	18
Property, Plant and Equipment, Net	28
Intangible Assets, Net	16
Assets Held for Sale	85
Valuation Allowance to Adjust Carrying Value of Russian Operations to Fair Value Less Costs to Sell	(80)
Total Assets Held for Sale, Net Included in Other Current Assets	$5
Short-Term Debt and Current Portion of Long-Term Debt	$1
Accounts Payable	6
Other Accrued Liabilities	8
Deferred Income Tax Liabilities	5
Total Liabilities Held for Sale Included in Other Current Accrued Liabilities	$20

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

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased for the six months ended June 30, 2022 by $405 million, compared to the first six months of 2021 due to higher commodity inflation costs ($361 million), labor and benefits ($24 million) and other costs, net ($20 million). Commodity inflation was primarily due to external board ($83 million), mill chemicals ($63 million), energy ($56 million), secondary fiber ($47 million), wood ($42 million), freight ($39 million), converting chemicals ($22 million) and other costs ($9 million). Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2022 and 2023. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control, such as the current COVID-19 pandemic and the conflict between Russia and Ukraine. As a result of global events such as the current COVID-19 pandemic and the conflict between Russia and Ukraine, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. These global events may result in supply chain and transportation disruptions to and from our facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, these global events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. During the second quarter, the Company began the process of selling its interests in its two folding carton plants in Russia (the "Russian Operations"), which it expects to complete within the next 12 months. The Company is adhering to all U.S., U.K., and EU sanctions, and the two plants are currently operating to meet existing multi-national customer contractual commitments where possible. For the six months ended June 30, 2022, the Company's Russian Operations provided approximately 1% of the Company’s Net Sales and less than 1% of the Company’s EBITDA. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information and Part I, "Item 1A., Risk Factors" of the Company's 2021 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

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

In addition, the Company’s sales are driven by consumer buying habits in the markets its customers serve. Recently, the Company has seen net organic sales growth driven by the consumers' desire for sustainable packaging solutions. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $5,831 million of outstanding debt obligations as of June 30, 2022. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended, the "Current Credit Agreement") and the indentures governing the 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF SECOND QUARTER 2022 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended June 30, 2022 increased $621 million or 36% to $2,358 million from $1,737 million for the three months ended June 30, 2021 due to the acquisitions of Americraft in Q3 2021 and AR Packaging in Q4 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions, and mix, partially offset by lower volume of open market sales and unfavorable foreign exchange.

•Income from Operations for the three months ended June 30, 2022 increased $57 million or 60% to $152 million from $95 million for the three months ended June 30, 2021 due to higher pricing, higher volumes from organic sales growth and acquisitions, cost savings from continuous improvement and other programs, and product mix, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), lower volume of open market sales, higher depreciation and amortization, and $92 million of impairment charges related to the Company's intent to sell its Russian Operations.

Acquisitions and Dispositions

•In May 2022, the Company committed to sell its two converting facilities in Russia and classified the facilities as held for sale resulting in impairment charges of $92 million in the second quarter of 2022 including $12 million of goodwill impairment.

•In May 2022, the Company closed the Battle Creek, MI CRB mill.

•In March 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility, which it plans to close by the end of the third quarter of 2022.

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

Share Repurchases and Dividends

•On May 24, 2022, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on July 5, 2022 to shareholders of record as of June 15, 2022.

•On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first six months of 2022, the Company repurchased 379,000 shares of its common stock at an average price of $20.46 under the 2019 share repurchase program. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. As of June 30, 2022, the Company has $139 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Net Sales	$2,358	$1,737	$4,603	$3,386
Income from Operations	152	95	345	203
Nonoperating Pension and Postretirement Benefit Income	1	1	3	3
Interest Expense, Net	(48)	(29)	(90)	(59)
Income before Income Taxes and Equity Income of Unconsolidated Entity	105	67	258	147
Income Tax Expense	(39)	(26)	(85)	(44)
Income before Equity Income of Unconsolidated Entity	66	41	173	103
Equity Income of Unconsolidated Entity	—	1	—	1
Net Income	$66	$42	$173	$104

SECOND QUARTER 2022 COMPARED WITH SECOND QUARTER 2021

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2021	Price	Volume/Mix	Exchange	2022	Increase	Percent Change
Consolidated	$1,737	$278	$379	$(36)	$2,358	$621	36%

The Company’s Net Sales for the three months ended June 30, 2022 increased by $621 million or 36% to $2,358 million from $1,737 million for the three months ended June 30, 2021 due to $342 million of net sales related to the acquisitions of Americraft in Q3 2021 and AR Packaging in Q4 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions and new product introductions, and mix, partially offset by lower volume of open market sales and unfavorable foreign exchange, primarily the Euro, British Pound, Canadian dollar, Japanese Yen, and Australian dollar. Core converting volumes were up driven by dry foods, cereal, tissue and frozen pizza partially offset by lower volumes in beverage, bakery, and pet food.

Income from Operations

The components of the change in Income from Operations are as follows:

	Three Months Ended June 30,
		Variances
In millions	2021	Price	Volume/Mix	Inflation	Exchange	Other (a)	2022	Increase	Percent Change
Consolidated	$95	$278	$61	$(210)	$(16)	$(56)	$152	$57	60%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended June 30, 2022 increased $57 million or 60% to $152 million from $95 million for the three months ended June 30, 2021 due to higher pricing, higher volumes from organic sales growth and acquisitions, mix, cost savings from continuous improvement and other programs, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), unfavorable foreign exchange, lower volume of open market sales, higher depreciation and amortization, and $92 million of impairment charges related to the Company's commitment to sell its Russian operations.

Inflation increased for the three months ended June 30, 2022 by $210 million compared to the first three months of 2021 primarily due to higher commodity inflation costs ($185 million), labor and benefits ($12 million) and other costs, net ($13 million). Commodity inflation was primarily due to external board ($44 million), energy ($35 million), mill chemicals ($32 million), secondary fiber ($21 million), wood ($19 million), logistics ($18 million), converting chemicals ($11 million) and other costs ($5 million).
.
Interest Expense, Net

Interest Expense, Net was $48 million and $29 million for the three months ended June 30, 2022 and 2021, respectively. Interest Expense, Net increased due to higher debt balances and interest rates. As of June 30, 2022, approximately 34% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2022, the Company recognized Income Tax Expense of $39 million on Income before Income Taxes of $105 million. The effective tax rate for the three months ended June 30, 2022 is different from the statutory rate primarily due to the impairment charge on the Company’s Russia business that results in no corresponding tax benefit. In addition, the recognition of deferred tax assets and liabilities on unrealized FX activity related to intercompany loans where the entity functional currency and the loan denomination is different than the tax reporting currency, resulted in a decrease in the effective tax rate for the period.

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

FIRST SIX MONTHS 2022 COMPARED WITH FIRST SIX MONTHS 2021

Net Sales

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2021	Price	Volume/Mix	Exchange	2022	Increase	Percent Change
Consolidated	$3,386	$499	$765	$(47)	$4,603	$1,217	36%

The Company’s Net Sales for the six months ended June 30, 2022 increased by $1,217 million or 36% to $4,603 million from $3,386 million for the six months ended June 30, 2021 due to net sales of $682 million from acquisitions including Americraft in the third quarter of 2021 and AR Packaging in the fourth quarter of 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions and new product introductions, and mix, partially offset by lower volume of open market sales and unfavorable foreign exchange, primarily the Euro, British Pound, Australian dollar, Japanese Yen, and Canadian dollar. Core converting volumes were up driven by higher volumes in dry foods, cereal and tissue partially offset by lower volumes in beverage, bakery and pet food.

Income from Operations

The components of the change in Income from Operations are as follows:

	Six Months Ended June 30,
		Variances
In millions	2021	Price	Volume/Mix	Inflation	Exchange	Other (a)	2022	Increase	Percent Change
Consolidated	$203	$499	$111	$(405)	$(14)	$(49)	$345	$142	70%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the six months ended June 30, 2022 increased $142 million or 70% to $345 million from $203 million for the six months ended June 30, 2021 due to higher pricing, higher volumes from organic sales growth and acquisitions, mix, and cost savings from continuous improvement and other programs, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), lower volume of open market sales, higher depreciation and amortization, and $92 million of impairment charges related to the Company's commitment to sell its Russian operations.

Inflation increased for the six months ended June 30, 2022 by $405 million compared to the first six months of 2021 due to higher commodity inflation costs ($361 million), labor and benefits ($24 million) and other costs, net ($20 million). Commodity inflation was primarily due to external board ($83 million), mill chemicals ($63 million), energy ($56 million), secondary fiber ($47 million), wood ($42 million), freight ($39 million), converting chemicals ($22 million) and other costs ($9 million).

Interest Expense, Net

Interest Expense, Net was $90 million and $59 million for the six months ended June 30, 2022 and 2021, respectively. Interest Expense, Net increased due to higher debt balances and interest rates.

Income Tax Expense

During the six months ended June 30, 2022 and 2021, the Company recognized Income Tax Expense of $85 million and $44 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $258 million and $147 million, respectively. The effective tax rate for the six months ended June 30, 2022 is different than the statutory rate primarily due to the impairment charges associated with the Company’s Russia business that results in no corresponding tax benefit as well as discrete tax adjustments, including tax expense of $10 million, recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period. In addition, the recognition of deferred tax assets and liabilities on unrealized foreign currency activity related to intercompany loans where the entity functional currency and the loan denomination currency are different than the tax reporting currency resulted in a decrease in the effective tax rate for the period.

The effective tax rate for the six months ended June 30, 2021 was different than the statutory rate primarily due to discrete tax expense recorded during the period of $8 million as well as the tax effect of income attributable to noncontrolling interests as well as the mix and levels of earnings between foreign and domestic tax jurisdictions.

Segment Reporting

The Company has three reportable segments as follows:

Paperboard Mills includes the seven North American paperboard mills that produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
NET SALES:
Paperboard Mills	$292	$244	$588	$481
Americas Paperboard Packaging	1,534	1,237	2,956	2,406
Europe Paperboard Packaging	493	212	979	418
Corporate/Other/Eliminations(a)	39	44	80	81
Total	$2,358	$1,737	$4,603	$3,386

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills(b)	$(6)	$(18)	$5	$(45)
Americas Paperboard Packaging	207	108	360	229
Europe Paperboard Packaging(c)	(46)	27	(9)	47
Corporate and Other(d)	(3)	(22)	(11)	(28)
Total	$152	$95	$345	$203
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2022 and 2021.
(c) Includes impairment charges of $92 million related to Russia incurred in Q2 2022. See "Note 14 - Impairment and divestiture of Russian business" in the Notes to Condensed Consolidated Financial Statements for additional information for further information.
(d) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

2022 COMPARED WITH 2021

Second Quarter 2022 Compared to Second Quarter 2021

Paperboard Mills

Net Sales increased from prior year due to higher selling prices and mix partially offset by lower open market volume. The Company also internalized more paperboard tons.

Loss from Operations decreased due to higher prices, productivity improvements, including benefits from capital projects and lower levels of maintenance costs partially offset by commodity inflation and lower open market volume. The commodity inflation was primarily due to higher prices for chemicals, energy, secondary fiber, wood, and freight.

Americas Paperboard Packaging

Net Sales increased due to higher pricing, the Americraft acquisition in Q3 2021, organic sales growth including conversions to our fiber-based packaging solutions, and new product introductions. Higher volumes in dry foods, cereal, tissue and frozen pizza were partially offset by lower volumes in beverage, bakery, and pet food. In beverage, volumes decreased primarily in big beer, craft beer and specialty beverages offset by soft drinks.

Income from Operations increased due to higher selling prices, higher core converting volume and increased volume from conversions to our fiber based packaging solutions, cost savings from continuous improvement and other programs partially offset by commodity inflation and other inflation (primarily labor and benefits). The commodity inflation was primarily due to higher prices for external board, energy, chemicals, and freight offset by secondary fiber.

Europe Paperboard Packaging

Net Sales increased due to the acquisition of AR Packaging on November 1, 2021 as well as higher prices, organic sales growth at AR Packaging including conversions to fiber-based packaging, and mix partially offset by lower core converting volumes in certain market segments and unfavorable foreign currency exchange rates.

Income from Operations decreased primarily due to impairment charges of $92 million related to the Company's classification of its Russian operations as held for sale in the second quarter. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information. Excluding these impairment charges, Income from Operations increased due to higher pricing, mix, the acquisition of AR Packaging and organic growth from this business partially offset by commodity inflation primarily related to external board, lower net performance primarily labor absorption, unfavorable foreign currency exchange rates, and lower core converting volumes in certain market segments.

First Six Months of 2022 Compared to First Six Months of 2021

Paperboard Mills

Net Sales increased from prior year due to higher selling prices and mix partially offset by lower open market volume. The Company also internalized more paperboard tons.

Income from Operations increased due to downtime and mitigation costs related to Winter Storm Uri in Q1 2021, higher prices, productivity improvements, including benefits from capital projects partially offset by commodity inflation, and lower open market volume. The commodity inflation was primarily due to higher prices for secondary fiber, chemicals, energy, wood, and freight.

Americas Paperboard Packaging

Net Sales increased due to higher pricing, the Americraft acquisition in Q3 2021, organic sales growth including conversions to our fiber-based packaging solutions, and new product introductions. Higher volumes in dry foods, cereal and tissue partially offset by lower volumes in bakery. In beverage, volumes were relatively flat primarily due to increases in soft drink offset by craft beer and specialty beverages.

Income from Operations increased due to higher selling prices, higher core converting volume and increased volume from conversions to our fiber based packaging solutions, cost savings from continuous improvement and other programs partially offset by commodity inflation and other inflation (primarily labor and benefits). The commodity inflation was primarily due to higher prices for external board, freight, energy, and chemicals offset by secondary fiber.

Europe Paperboard Packaging

Net Sales increased due to the acquisition of AR Packaging on November 1, 2021 as well as higher prices, organic sales growth at AR Packaging and new product introductions partially offset by lower core converting volumes in certain market segments, and unfavorable foreign currency exchange rates.

Income from Operations decreased primarily due to impairment charges of $92 million related to the Company's classification of its Russian operations as held for sale in the second quarter. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information. Excluding these impairment charges, Income from Operations increased due to higher pricing, mix, cost savings through continuous improvement and other programs, and the acquisition of AR Packaging partially offset by commodity inflation primarily related to external board, lower core converting volumes in certain market segments and unfavorable foreign currency exchange rates.

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

Cash Flows

	Six Months Ended
	June 30,
In millions	2022	2021
Net Cash Provided by Operating Activities	$288	$305
Net Cash Used in Investing Activities	$(311)	$(289)
Net Cash Used In Financing Activities	$(30)	$(105)

Net cash provided by operating activities for the first six months of 2022 totaled $288 million compared to $305 million for the same period in 2021. The decrease was primarily due to higher working capital balances including accounts receivable from higher sales and inventory due to inflation. Pension contributions for the first six months of 2022 and 2021 were $8 million and $15 million, respectively. In the first quarter of 2022 and 2021, the Company made a $6 million and $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to U.S. defined benefit plan terminated in 2020.

Net cash used in investing activities for the first six months of 2022 totaled $311 million compared to $289 million for the same period in 2021. Capital spending was $361 million and $346 million in 2022 and 2021, respectively. Net cash receipts related to the accounts receivable securitization and sale programs were $52 million and $59 million in 2022 and 2021, respectively. For more information on the completion of the K2 project, please see the Capital Investment section below.

Net cash used in financing activities for the first six months of 2022 totaled $30 million compared to $105 million for the same period in 2021. Current year activities include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $7 million and payments on debt of $7 million. The Company also paid dividends of $46 million and withheld $17 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company had a debt drawing of $425 million Incremental Term A-2 Facility and used the proceeds, together with cash on hand, to redeem the 4.75% Senior Notes due in 2021, an offering of $400 million aggregate principal amount of 0.821% Senior Notes due 2024, and an offering of $400 million aggregate principal amount of 1.512% Senior Notes due 2026. The net proceeds of $800 million were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which is under its senior secured credit facility. The Company also paid $150 million toward the redemption of IP's ownership interest in GPIP. In the prior year period, the Company also made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest and payments on debt of $9 million. The Company also paid dividends and distributions of $48 million and withheld $14 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

Six Months Ended
In millions	June 30, 2022
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$3,443
Cost of Sales	2,846
Income from Operations	336
Net Income	243
(a) Includes Net Sales to Nonguarantor Subsidiaries of $293 million.

In millions	June 30, 2022	December 31, 2021
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,389	$1,235
Noncurrent assets	5,875	5,888
Intercompany receivables from Nonguarantor	1,245	1,258
Current liabilities	1,390	1,472
Noncurrent liabilities	5,670	5,713

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended
	June 30,
In millions	2022	2021
Receivables Sold and Derecognized	$1,520	$1,531
Proceeds Collected on Behalf of Financial Institutions	1,429	1,421
Net Proceeds Received From Financial Institutions	102	100
Deferred Purchase Price at June 30(a)	8	11
Pledged Receivables at June 30	203	158
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $715 million and $613 million as of June 30, 2022 and December 31, 2021, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2022 and 2021, the Company sold receivables of $535 million and $249 million, respectively, related to these arrangements.

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

Due to the completion of a material acquisition, the Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 5.00 to 1.00. At June 30, 2022, the Company was in compliance with such covenant and the ratio was 3.98 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2022, the Company was in compliance with such covenant and the ratio was 9.51 to 1.00.

As of June 30, 2022, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first six months of 2022 was $241 million ($361 million was paid) compared to $395 million ($346 million was paid) in the first six months of 2021. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, Michigan discussed in "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements and continued investments made as part of the integration of acquisitions.

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $4 million and $7 million for the six months ended June 30, 2022 and 2021, respectively.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

The Company performed its annual goodwill impairment tests as of October 1, 2021. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 25% and 21%, respectively, whereas all other reporting units exceeded by more than 30%. The Foodservice and Australia reporting units had goodwill totaling $43 million and $14 million, respectively at June 30, 2022.

In the second quarter of 2022, the Company began the process of divesting its interests in its two folding carton plants in Russia. The Company reviewed the goodwill assigned to these facilities for impairment and recorded a $12 million non-cash impairment charge thereby reducing the carrying value of goodwill for these facilities to zero. This charge was recorded within Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Company's Condensed Statements of Operations within its European Paperboard Packaging reporting unit. After the impairment, the carrying amount of the European Paperboard Packaging reporting unit goodwill was $473 million as of June 30, 2022. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2022 is expected to be in the range of $450 million to $500 million.

The Company also expects the following in 2022:

•Depreciation and amortization expense of approximately $560 million, including pension amortization and excluding $7 million of accelerated depreciation related to exit activities.

•Pension plan contributions between $10 million and $20 million, excluding $6 million reflected as a contribution to the remaining U.S defined benefit plan that effectively utilized the excess balance related to the U.S. defined benefit plan terminated in 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2022. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2019 share repurchase program announced on January 28, 2019. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2019 share repurchase program.

During the second quarter of 2022, the Company purchased shares of its common stock under the 2019 program through a broker in the open market as follows:

Issuer Purchases of Equity Securities
Period (2022)	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program(a)
April 1, through April 30,	—	$—	66,467,310	6,721,793
May 1, through May 31,	43,000	$21.47	66,510,310	6,541,416
June 1, through June 30,	336,000	$20.34	66,846,310	6,769,629
Total	379,000	$20.46
(a) Based on the closing price of GPHC's common stock as of the end of each period

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 26, 2022
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 26, 2022
Charles D. Lischer