Form 10-Q
period 2022-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2022-10-25
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of October 24, 2022, there were 307,118,078 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, pension and postretirement healthcare benefit plan contributions, the re-classification of gain from Accumulated Other Comprehensive Loss to earnings, the timing of the sale of its operations in Russia, the deductibility of goodwill from the acquisitions of AR Packaging Group AB for tax purposes, capital investment, and depreciation and amortization in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the continuing effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2021 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2022	2021	2022	2021
Net Sales	$2,451	$1,782	$7,054	$5,168
Cost of Sales	1,940	1,502	5,715	4,384
Selling, General and Administrative	203	128	569	379
Other Expense (Income), Net	6	(2)	6	2
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	9	33	126	79
Income from Operations	293	121	638	324
Nonoperating Pension and Postretirement Benefit Income	2	1	5	4
Interest Expense, Net	(53)	(29)	(143)	(88)
Income before Income Taxes and Equity Income of Unconsolidated Entity	242	93	500	240
Income Tax Expense	(49)	(20)	(134)	(64)
Income before Equity Income of Unconsolidated Entity	193	73	366	176
Equity Income of Unconsolidated Entity	—	—	—	1
Net Income	193	73	366	177
Net Income Attributable to Noncontrolling Interest	—	—	—	(12)
Net Income Attributable to Graphic Packaging Holding Company	$193	$73	$366	$165

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$0.63	$0.24	$1.18	$0.56
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$0.62	$0.24	$1.18	$0.56

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended September 30,
2022
In millions	Graphic Packaging Holding Company
Net Income	$193
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	5
Pension and Postretirement Benefit Plans	—
Currency Translation Adjustment	(99)
Total Other Comprehensive Loss, Net of Tax	(94)
Total Comprehensive Income	$99

2021
In millions	Graphic Packaging Holding Company
Net Income	$73
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	4
Pension and Postretirement Benefit Plans	1
Currency Translation Adjustment	(17)
Total Other Comprehensive Loss, Net of Tax	(12)
Total Comprehensive Income	$61

Nine Months Ended September 30,
2022
In millions	Graphic Packaging Holding Company
Net Income	$366
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	15
Pension and Postretirement Benefit Plans	(8)
Currency Translation Adjustment	(222)
Total Other Comprehensive Loss, Net of Tax	(215)
Total Comprehensive Income	$151

2021
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$165	$12	$177
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	9	1	10
Pension and Postretirement Benefit Plans	21	—	21
Currency Translation Adjustment	(16)	—	(16)
Total Other Comprehensive Income, Net of Tax	14	1	15
Total Comprehensive Income	$179	$13	$192

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$82	$172
Receivables, Net	888	859
Inventories, Net	1,564	1,387
Other Current Assets	108	84
Total Current Assets	2,642	2,502
Property, Plant and Equipment, Net	4,509	4,677
Goodwill	1,942	2,015
Intangible Assets, Net	738	868
Other Assets	351	395
Total Assets	$10,182	$10,457

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$300	$279
Accounts Payable	999	1,125
Compensation and Employee Benefits	265	211
Interest Payable	39	35
Other Accrued Liabilities	429	399
Total Current Liabilities	2,032	2,049
Long-Term Debt	5,195	5,515
Deferred Income Tax Liabilities	635	579
Accrued Pension and Postretirement Benefits	112	139
Other Noncurrent Liabilities	250	282

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 307,380,403 and 307,103,551 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Capital in Excess of Par Value	2,046	2,046
Retained Earnings	346	66
Accumulated Other Comprehensive Loss	(439)	(224)
Total Graphic Packaging Holding Company Shareholders' Equity	1,956	1,891
Noncontrolling Interest	2	2
Total Equity	1,958	1,893
Total Liabilities and Shareholders' Equity	$10,182	$10,457

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893
Net Income	—	—	—	107	—	—	107
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	19	—	19
Pension and Postretirement Benefit Plans	—	—	—	—	(9)	—	(9)
Currency Translation Adjustment	—	—	—	—	(28)	—	(28)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	(8)	—	—	—	(8)
Issuance of Shares for Stock-Based Awards	1,184,737	—	—	—	—	—	—
Balances at March 31, 2022	308,288,288	$3	$2,038	$150	$(242)	$2	$1,951
Net Income	—	—	—	66	—	—	66
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(9)	—	(9)
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	(95)		(95)
Repurchase of Common Stock (a)	(379,000)	—	(2)	(5)	—	—	(7)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	8	—	—	—	8
Issuance of Shares for Stock-Based Awards	123,102	—	—	—	—	—	—
Balances at June 30, 2022	308,032,390	$3	$2,044	$188	$(345)	$2	$1,892
Net Income	—	—	—	193	—	—	193
Other Comprehensive (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	5	—	5
Pension and Postretirement Benefit Plans	—	—	—	—	—	—	—
Currency Translation Adjustment	—	—	—	—	(99)	—	(99)
Repurchase of Common Stock (b)	(711,765)	—	(4)	(12)	—	—	(16)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	6	—	—	—	6
Issuance of Shares for Stock-Based Awards	4,778	—	—	—	—	—	—
Balances at September 30, 2022	307,325,403	$3	$2,046	$346	$(439)	$2	$1,958
(a)Includes 32,000 shares repurchased but not yet settled as of June 30, 2022.
(b)Includes 55,000 shares repurchased but not yet settled as of September 30, 2022.

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2020	267,726,373	$3	$1,715	$(48)	$(246)	$416	$1,840
Net Income	—	—	—	54	—	8	62
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	1	4
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	(4)	(1)	(5)
Reduction of IP's Ownership Interest	15,307,000	—	70	—	—	(216)	(146)
Dividends Declared	—	—	—	(21)	—	—	(21)
Distribution of Membership Interest	—	—	—	—	—	(4)	(4)
Recognition of Stock-Based Compensation, Net	—	—	(3)	—	—	—	(3)
Issuance of Shares for Stock-Based Awards	1,168,394	—	—	—	—	—	—
Balances at March 31, 2021	284,201,767	$3	$1,782	$(15)	$(237)	$204	$1,737
Net Income	—	—	—	38	—	4	42
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2
Pension and Postretirement Benefit Plans	—	—	—	—	10	—	10
Currency Translation Adjustment	—	—	—	—	5	1	6
Reduction of IP's Ownership Interest	22,773,072	—	241	—	—	(207)	34
Dividends Declared	—	—	—	(22)	—	—	(22)
Distribution of Membership Interest	—	—	—	—	—	(2)	(2)
Recognition of Stock-Based Compensation, Net	—	—	7	—	—	—	7
Issuance of Shares for Stock-Based Awards	70,868	—	—	—	—	—	—
Balances at June 30, 2021	307,045,707	$3	$2,030	$1	$(220)	$—	$1,814
Net Income	—	—	—	73	—	—	73
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	4	—	4
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	(17)	—	(17)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	2	—	—	—	2
Issuance of Shares for Stock-Based Awards	25,913	—	—	—	—	—	—
Balances at September 30, 2021	307,071,620	$3	$2,032	$51	$(232)	$—	$1,854

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$366	$177
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	415	356
Deferred Income Taxes	67	45
Amount of Postretirement Expense Less Than Funding	(17)	(23)
Impairment Charges related to Divestiture	93	—
Other, Net	43	79
Changes in Operating Assets and Liabilities	(347)	(175)
Net Cash Provided by Operating Activities	620	459
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(429)	(566)
Packaging Machinery Spending	(16)	(22)
Acquisition of Businesses, Net of Cash Acquired	—	(292)
Beneficial Interest on Sold Receivables	83	97
Beneficial Interest Obtained in Exchange for Proceeds	(2)	(6)
Other, Net	(3)	(3)
Net Cash Used in Investing Activities	(367)	(792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(22)	—
Proceeds from Issuance of Debt	—	1,586
Retirement of Long-Term Debt	—	(1,226)
Payments on Debt	(10)	(13)
Redemption of Noncontrolling Interest	—	(150)
Borrowings under Revolving Credit Facilities	3,166	2,876
Payments on Revolving Credit Facilities	(3,387)	(2,700)
IP Tax Receivable Agreement Payment	—	(43)
Repurchase of Common Stock related to Share-Based Payments	(18)	(15)
Debt Issuance Costs	—	(16)
Dividends and Distributions Paid to GPIP Partner	(69)	(71)
Other, Net	9	(5)
Net Cash (Used In) Provided by Financing Activities	(331)	223
Effect of Exchange Rate Changes on Cash	(11)	(2)
Net Decrease in Cash and Cash Equivalents	(89)	(112)
Cash and Cash Equivalents at Beginning of Period	172	179
CASH AND CASH EQUIVALENTS AT END OF PERIOD (includes $1 million classified as held for sale as of September 30, 2022)	$83	$67
Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$86	$94
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$36	$58
Non-cash Financing Activities:
Non-cash Exchange of Stock Issuance for Redemption of Noncontrolling Interest	$—	$(652)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of sustainable, fiber-based consumer packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is the largest producer of folding cartons in the United States ("U.S.") and Europe, and holds leading market positions in coated-recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS").

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food, foodservice, and other consumer products. The Company strives to provide its customers with innovative, sustainable packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton and packaging designs, and its commitment to quality and service.

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

During 2020, GPIP purchased 32.5 million partnership units from IP for $500 million in cash, fully redeeming the 18.2 million partnership units that were required to be redeemed in cash. On February 16, 2021, the Company announced that IP had notified the Company of its intent to exchange additional partnership units. Per an agreement between the parties, on February 19, 2021, GPIP purchased 9.3 million partnership units from IP for $150 million in cash, and IP exchanged 15.3 million partnership units for an equivalent number of shares of GPHC common stock. On May 21, 2021, IP exchanged its remaining 22.8 million partnership units for an equivalent number of shares of GPHC common stock. As required by the parties' agreement, these shares were immediately sold by IP. As a result, IP had no ownership interest remaining in GPIP as of May 21, 2021.

Prior to September 1, 2022, substantially all the Company’s operations were held through its investment in GPIP. Effective September 1, 2022, as a result of internal restructuring, GPIP is no longer classified as a partnership for U.S. income tax purposes and GPIP’s activities are directly subject to U.S. income tax. The Company no longer holds an interest in an entity classified as a partnership for U.S. income tax purposes.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended September 30, 2022 and 2021, the Company recognized $2,445 million and $1,775 million, respectively, of revenue from contracts with customers. For the nine months ended September 30, 2022 and 2021, the Company recognized $7,035 million and $5,151 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of September 30, 2022 and December 31, 2021, contract assets were $11 million and $17 million, respectively. The Company's contract liabilities consist principally of rebates, and as of September 30, 2022 and December 31, 2021 were $61 million and $61 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended
	September 30,
In millions	2022	2021
Receivables Sold and Derecognized	$2,422	$2,230
Proceeds Collected on Behalf of Financial Institutions	2,230	2,202
Net Proceeds Received From Financial Institutions	212	39
Deferred Purchase Price at September 30(a)	7	8
Pledged Receivables at September 30	161	154
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $821 million and $613 million as of September 30, 2022 and December 31, 2021, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2022 and 2021, the Company sold receivables of $824 million and $493 million, respectively, related to these arrangements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchases and Dividends

During the first nine months of 2022, the Company's board of directors declared three regular quarterly dividends of $0.075 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 22, 2022	March 15, 2022	April 5, 2022
May 24, 2022	June 15, 2022	July 5, 2022
August 2, 2022	September 15, 2022	October 5, 2022

On September 22, 2022, the Company's board of directors voted to increase the quarterly dividend to $0.10 per share of common stock, a 33% increase from the prior quarterly dividend of $0.075. The dividend is payable on January 5, 2023, to common stockholders of record at the close of business on December 15, 2022.

On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first nine months of 2022, the Company repurchased 1,090,765 shares of its common stock at an average price of $20.99 under the 2019 share repurchase program. During the nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. As of September 30, 2022, the Company has $124 million available for additional repurchases under the 2019 share repurchase program.

Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
Charges Associated with Business Combinations(a)	$7	$25	$20	$48
Shutdown and Other Special Charges	(1)	5	1	20
Exit Activities(b)	2	3	12	11
Charges Associated with a Divestiture(c)	1	—	93	—
Total	$9	$33	$126	$79
(a) These costs relate to the Americraft Carton, Inc. and AR Packaging Group AB acquisitions (see "Note 3 - Business Combinations").
(b) Relates to the Company's CRB mill and folding carton facility closures (see "Note 13 - Exit Activities").
(c) Relates to the Company's planned divestiture of its Russian business (see "Note 14 - Impairment and Divestiture of Russian Business").

2022

In the second quarter of 2022, the Company began the process of divesting its interests in its two folding carton plants in Russia. Impairment charges associated with this divestiture are included in Charges Associated with a Divestiture in the table above for the three and nine months ended September 30, 2022. For more information, see "Note 14 - Impairment and Divestiture of Russian Business."

In March 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility and closed the facility in September 2022. Severance charges associated with this project are included in Exit Activities in the table above for the three and nine months ended September 30, 2022. For more information, see "Note 13 - Exit Activities."

2021

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. In the second quarter of 2022, the Company closed the Battle Creek, MI CRB mill. Severance, retention, shutdown costs, and other charges associated with this project are included in Exit Activities in the table above for the three and nine months ended September 30, 2022 and 2021. For more information, see "Note 13 - Exit Activities."

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 14, 2021, in connection with the AR Packaging Group AB ("AR Packaging") acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021, roughly concurrent with the acquisition of AR Packaging, and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized gains and losses resulting from these contracts are recognized in earnings. Unrealized losses of $21 million and $38 million resulting from these contracts are recognized in Charges Associated with Business Combinations in the table above for the three and nine months ended September 30, 2021, respectively. For more information, see "Note 1 - General Information" of the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 and "Note 7 — Financial Instruments and Fair Value Measurement.”

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

Accounting Standards Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods with those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company will continue evaluating the impact of this ASU.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The Company will continue evaluating the impact of this ASU.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. This ASU expands and clarifies the portfolio layer method for fair value hedges of interest rate risk. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The Company will continue evaluating the impact of this ASU.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2022	December 31, 2021
Finished Goods	$509	$528
Work in Progress	205	194
Raw Materials	630	473
Supplies	220	192
Total	$1,564	$1,387

NOTE 3 — BUSINESS COMBINATIONS

Americraft

As disclosed in "Note 1 - General Information," the Company completed the Americraft acquisition in 2021. The Company paid approximately $292 million, using existing cash and borrowings under its revolving credit facility. During the second quarter of 2022, the Company finalized the acquisition accounting for Americraft.

AR Packaging

On November 1, 2021, the Company completed the acquisition of AR Packaging, Europe's second largest producer of fiber-based consumer packaging, by acquiring all the AR Packaging Group AB shares that were issued and outstanding as of the date of acquisition. The acquisition included 30 converting plants in 13 countries and enhances the Company’s global scale, innovation capabilities, and value proposition for customers throughout Europe and bordering regions.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes, and will be reported within the Europe Paperboard Packaging reportable segment. During the third quarter of 2022, the Company recorded acquisition accounting adjustments of less than $1 million to goodwill comprised of adjustments to Other Accrued Liabilities. The allocation of purchase price shown below remains preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations, including but not limited to valuations of property and equipment, customer relationships and other intangible assets, and deferred tax liabilities. Goodwill is primarily attributed to future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as substantial cost savings from reduction of duplicative overhead, streamlined operations and enhanced operational efficiency.

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

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The Company expects to complete the purchase price allocation in Q4 2022.

The Condensed Consolidated Statements of Operations include $291 million of Net Sales and $19 million of Income from Operations for AR Packaging for the three months ended September 30, 2022 and $842 million of Net Sales and $33 million of Loss from Operations for the nine months ended September 30, 2022. The nine months ended September 30, 2022 include $93 million of impairment charges related to the divestiture of its two folding carton plants in Russia. See "Note 14 - Impairment and divestiture of Russian business" for further information.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2021 combines the results of the Company for fiscal 2021 and the unaudited results of AR Packaging for the corresponding period. The unaudited pro forma consolidated financial information assumes that the acquisition, which closed on November 1, 2021, was completed on January 1, 2021 (the first day of fiscal 2021). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisition actually taken place on January 1, 2021. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the acquisition.

	Pro Forma Three Months Ended (unaudited)		Pro Forma Nine Months Ended (unaudited)
	September 30,		September 30,
In millions	2022	2021	2022	2021
Net Sales	$2,451	$2,069	$7,054	$6,015
Net Income	$193	$85	$366	$114

NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	September 30, 2022	December 31, 2021
Short-Term Borrowings	$19	$9
Current Portion of Finance Lease Obligations	10	7
Current Portion of Long-Term Debt	271	263
Total	$300	$279

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	September 30, 2022	December 31, 2021
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.88%, payable in 2022(a)	$250	$250
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(b)	400	400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.14%, payable in 2024(a)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(b)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.80%, payable in 2027(b)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2028(b)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2029(b)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625% , effective rate of 2.66%, payable in 2029(b)	284	330
Senior Notes with interest payable semi-annually at 3.75% , effective rate of 3.80%, payable in 2030(b)	400	400
Green Bond net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(b)	109	110
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(b)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (4.56% at September 30, 2022), effective rate of 4.59%, payable in 2028(b)	250	250
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (4.31% at September 30, 2022) payable through 2026(b)	533	543
Senior Secured Term Loan Facility (€210 million) with interest payable at various dates at floating rates (1.82% at September 30, 2022) payable through 2026(b)	206	239
Senior Secured Revolving Facilities with interest payable quarterly at floating rates (4.82% at September 30, 2022) payable in 2026(b)(c)	667	920
Finance Leases and Financing Obligations	168	146
Other	16	9
Total Long-Term Debt	5,508	5,822
Less: Current Portion	281	270
Total Long-Term Debt Excluding Current Portion	5,227	5,552
Less: Unamortized Deferred Debt Issuance Costs	32	37
Total	$5,195	$5,515
(a) Guaranteed by GPHC and certain domestic subsidiaries.
(b) Guaranteed by GPIP and certain domestic subsidiaries.
(c)The weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 3.06% and 1.63% as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,850	$625	$1,200
Senior Secured International Revolving Credit Facility	178	42	136
Other International Facilities	74	35	39
Total	$2,102	$702	$1,375
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $25 million as of September 30, 2022. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2022 unless extended.

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

As of September 30, 2022, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of September 30, 2022, there were 10.4 million shares remaining available to be granted under the 2014 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs granted to employees generally vest and become payable three years from date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. Stock awards issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and Stock Awards granted in the first nine months of 2022 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,928,271	$20.18
Stock Awards — Board of Directors	34,160	$20.49

During the nine months ended September 30, 2022 and 2021, $24 million and $21 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During each of the nine months ended September 30, 2022 and 2021, 1.2 million shares were issued. The shares issued were primarily related to RSUs granted to employees during 2019 and 2018.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
Components of Net Periodic Cost:
Service Cost	$3	$3	$10	$11
Interest Cost	3	3	9	7
Expected Return on Plan Assets	(6)	(6)	(17)	(15)
Amortization:
Actuarial Loss	1	2	3	4
Net Periodic Cost	$1	$2	$5	$7

Employer Contributions

The Company made $21 million and $30 million of contributions to its pension plans during the first nine months of 2022 and 2021 respectively. In the first quarter of 2022 and 2021, the Company made a $6 million and $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to the U.S. defined benefit plan terminated in 2020, respectively. Excluding this $6 million contribution, the Company expects to make contributions in the range of $10 million to $20 million for the full year of 2022.

The Company also made postretirement health care benefit payments of $1 million during the first nine months of 2022. The Company expects to make approximately $2 million contributions to its postretirement health care plans for the full year of 2022.

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

As of December 31, 2021, the Company had interest rate swap positions with a notional value of $200 million which matured in January 2022. As of September 30, 2022, the Company had no outstanding interest rate swaps. As discussed in "Note 8 - Income Taxes", a $10 million expense was recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of these swaps in the first quarter of 2022.

During the first nine months of 2021, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 40% and 44% of its expected natural gas usage for the remainder of 2022 and 2023, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the first nine months of 2022 and 2021, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

As of September 30, 2022 and December 31, 2021, the Company had no outstanding forward exchange contracts.

No amounts were reclassified to earnings during 2021 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

The Company has not entered into any foreign exchange contracts in 2022.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2022 and December 31, 2021, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2022 and December 31, 2021, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2022 and December 31, 2021, had net notional amounts totaling $111 million and $103 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Deal Contingent Hedge

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021, immediately prior to the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized losses of $21 million and $38 million resulting from these contracts are recognized in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively. For more information, see "Note 1 - General Information" of the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of September 30, 2022 and December 31, 2021, the Company had commodity contract derivatives assets, which were included in Other Current Assets on the Condensed Consolidated Balance Sheet, of $1 million and $2 million, respectively

The fair values of the Company’s other financial assets and liabilities at September 30, 2022 and December 31, 2021 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $4,909 million and $5,715 million as compared to the carrying amounts of $5,340 million and $5,676 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021		2022	2021	2022	2021
Commodity Contracts	$(10)	$(6)	$(10)	$(11)	Cost of Sales	$(5)	$(3)	$(11)	$(4)
Foreign Currency Contracts	—	—	—	(2)	Other Expense (Income), Net	—	1	—	2
Interest Rate Swap Agreements	—	—	—	—	Interest Expense, Net	—	1	—	4
Total	$(10)	$(6)	$(10)	$(13)	Total	$(5)	$(1)	$(11)	$2

At September 30, 2022, the Company expects to reclassify $1 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2022	2021	2022	2021
Foreign Currency Contracts	Other Expense (Income), Net	$(9)	$(1)	$(18)	$(5)
Deal Contingent Foreign Exchange Forward	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	—	21	—	38
Total		$(9)	$20	$(18)	$33

NOTE 8 — INCOME TAXES

Prior to September 1, 2022, substantially all the Company’s operations were held through its investment in GPIP, a subsidiary that was classified as a partnership for U.S. income tax purposes and was generally not subject to domestic income tax expense. As a result, prior to September 1, 2022, the consolidated financial statements exclude the domestic tax effect of the earnings attributable to the noncontrolling partner’s interest in GPIP for the portion of any year in which the noncontrolling partner held an interest. Effective September 1, 2022, as a result of internal restructuring, GPIP is no longer classified as a partnership for U.S. income tax purposes and GPIP’s activities are directly subject to U.S. income tax. The Company no longer holds an interest in an entity classified as a partnership for U.S. income tax purposes.

During the nine months ended September 30, 2022, the Company recognized Income Tax Expense of $134 million on Income before Income Taxes of $500 million. The effective tax rate for the nine months ended September 30, 2022 was different than the statutory rate primarily due to the discrete tax impact of the charges associated with the divestiture of the Company’s Russia business that results in no corresponding tax benefit. Additional discrete tax adjustments were recorded during the period, including tax benefits of $7 million associated with the recognition of differences between the Company’s outside tax basis in its investment in GPIP and the Company’s inside tax basis in individual assets and liabilities due to the internal restructuring completed during the period, provision to return true-up tax benefits of $2 million, a tax benefit of $2 million related to the remeasurement of deferred taxes due to state law changes, tax expense of $10 million recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps, and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period. In addition, the recognition of deferred tax assets and liabilities on unrealized foreign currency activity related to intercompany loans where the entity’s functional currency and the loan denomination currency are different than the tax reporting currency resulted in a decrease in the effective tax rate for the period.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
NET SALES:
Paperboard Mills	$345	$251	$933	$732
Americas Paperboard Packaging	1,577	1,291	4,533	3,697
Europe Paperboard Packaging	488	198	1,467	616
Corporate/Other/Eliminations(a)	41	42	121	123
Total	$2,451	$1,782	$7,054	$5,168

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)	$12	$14	$17	$(31)
Americas Paperboard Packaging	229	107	589	336
Europe Paperboard Packaging(c)	40	17	31	64
Corporate and Other(d)	12	(17)	1	(45)
Total	$293	$121	$638	$324

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$60	$61	$183	$175
Americas Paperboard Packaging	43	47	129	130
Europe Paperboard Packaging	27	8	84	30
Corporate and Other	7	6	19	21
Total	$137	$122	$415	$356
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2022 and 2021.
(c) Includes impairment charges of $93 million related to Russia through Q3 2022. See "Note 14 - Impairment and divestiture of Russian business" for further information.
(d) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2022	2021	2022	2021
Net Income Attributable to Graphic Packaging Holding Company	$193	$73	$366	$165
Weighted Average Shares:
Basic	308.8	308.3	308.9	293.2
Dilutive Effect of RSUs	0.8	0.7	0.8	0.8
Diluted	309.6	309.0	309.7	294.0
Earnings Per Share — Basic	$0.63	$0.24	$1.18	$0.56
Earnings Per Share — Diluted	$0.62	$0.24	$1.18	$0.56

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the nine months ended September 30, 2022:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2021	$(8)	$(94)	$(122)	$(224)
Other Comprehensive Income (Loss) before Reclassifications	13	(9)	(222)	(218)
Amounts Reclassified from Accumulated Other Comprehensive Loss (a)	2	1	—	3
Net Current-period Other Comprehensive Income (Loss)	15	(8)	(222)	(215)
Balance at September 30, 2022	$7	$(102)	$(344)	$(439)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the nine months ended September 30, 2022:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(11)		Cost of Sales
Interest Rate Swap Agreements	—		Interest Expense, Net
	(11)		Total before Tax
	13	(a)	Tax Expense
	$2		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$3	(b)
	(1)		Tax (Benefit)
	$2		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(b)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$3
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — EXIT ACTIVITIES

In March 2022, the Company announced its decision to close the Norwalk, Ohio folding carton facility and closed the facility in September 2022. The Company has incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance costs and other line item in the table below for the three and nine months ended September 30, 2022.

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills at least through 2022. In the second quarter of 2022, the Company closed the Battle Creek, MI CRB mill. The Company has incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance costs and other line item in the table below for the three and nine months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, the Company recorded $19 million and $25 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new CRB paper machine are recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the three and nine months ended September 30, 2022 and 2021 related to these restructurings:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
In millions	Location in Statement of Operations	2022	2021	2022	2021
Severance Costs and Other(a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$—	$3	$1	$11
Asset Write-Offs and Start-Up Costs(b)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	2	—	11	—
Accelerated Depreciation	Cost of Sales	—	4	7	14
Total		$2	$7	$19	$25
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see "Note 1 - Business Combinations, Shutdown and Other Special Charges and Exit Activities, net").
(b) Costs incurred include non-cash write-offs for items such as supplies and inventory.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2021	$8
Costs Incurred	1
Payments	(6)
Balance at September 30, 2022	$3

In conjunction with the CRB platform optimization project and closure of the Battle Creek, MI CRB Mill, the Company incurred charges associated with these exit activities through September 30, 2022 for post-employment benefits, retention bonuses and incentives of $15 million, and accelerated depreciation and inventory and asset write-offs of $52 million.

NOTE 14 — IMPAIRMENT AND DIVESTITURE OF RUSSIAN BUSINESS

In the second quarter of 2022, the Company began the process of the divesting its interests in its two folding carton facilities in Russia (the “Disposal Group”), which met the criteria to be considered a business, through a sale of 100% of the Disposal Group’s outstanding shares. The Company expects the sale to be complete within the next 12 months. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of September 30, 2022.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to the business, was greater than their fair value, less costs to sell, resulting in a pre-tax loss of $81 million, which is included in the Business, Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statement of Operations. The assets related to the sale, inclusive of the valuation allowance, and liabilities related to the sale were classified as Other current assets and Other accrued liabilities, respectively, within the Condensed Consolidated Balance Sheet as of September 30, 2022. Excluded from the assets classified as held for sale within the Condensed Consolidated Balance Sheet is an intercompany note receivable totaling $30 million from the Company to the Disposal Group. The intercompany note will be sold as part of the transaction and, thus, should be considered when calculating the carrying value of the Disposal Group and the allowance to adjust the carrying value to the fair value less costs to sell. Upon consummation of the sale of the Disposal Group, the Company will reclassify this note from intercompany to the applicable liability line item in the Condensed Consolidated Balance Sheet as it will represent a liability to an external third party. The cumulative translation adjustment attributable to the business of $10 million is included within Accumulated Other Comprehensive Income within the Condensed Consolidated Balance Sheet as of September 30, 2022. Goodwill totaling $12 million associated with the Disposal Group was determined to be impaired as of September 30, 2022. The pre-tax impairment loss for this impairment is included in the Business, Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statement of Operations.

As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations. The Company will continue to evaluate the Disposal Group for future impairments until it is sold. The Disposal Group is reported within the Europe Paperboard Packaging segment.

The following table summarizes the Company’s assets and liabilities held for sale by major class:

In millions	September 30, 2022
Cash and Cash Equivalents	$1
Receivables, Net	19
Inventories	22
Property, Plant and Equipment, Net	28
Intangible Assets, Net	16
Assets Held for Sale	86
Valuation Allowance to Adjust Carrying Value of Russian Operations to Fair Value Less Costs to Sell	(81)
Total Assets Held for Sale, Net Included in Other Current Assets	$5
Short-Term Debt and Current Portion of Long-Term Debt	$1
Accounts Payable	7
Other Accrued Liabilities	7
Deferred Income Tax Liabilities	5
Total Liabilities Held for Sale Included in Other Current Accrued Liabilities	$20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢    Overview of Business

➢    Overview of Third Quarter 2022 Results

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

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased for the nine months ended September 30, 2022 by $595 million, compared to the first nine months of 2021 due to higher commodity inflation costs ($523 million), labor and benefits ($36 million) and other costs, net ($36 million). Commodity inflation was primarily due to external board ($133 million), mill chemicals ($99 million), energy ($93 million), wood ($55 million), secondary fiber ($51 million), freight ($46 million), converting chemicals ($33 million) and other costs ($13 million). Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2022 and 2023. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company has historically at times been limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control, such as the COVID-19 pandemic and the conflict between Russia and Ukraine. As a result of global events such as the COVID-19 pandemic and the conflict between Russia and Ukraine, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. These global events may result in supply chain and transportation disruptions to and from our facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, these global events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. During the second quarter, the Company began the process of selling its two folding carton plants in Russia (the "Russian Operations"), which it expects to complete within the next 12 months. The Company is adhering to all U.S., U.K., and EU sanctions, and the two plants are currently operating to meet existing customer contractual commitments where possible. For the nine months ended September 30, 2022, the Company's Russian Operations provided approximately 1% of the Company’s Net Sales and approximately 1% of the Company’s EBITDA. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information and Part I, "Item 1A., Risk Factors" of the Company's 2021 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

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

In addition, the Company’s sales are driven by consumer buying habits in the markets its customers serve. Recently, the Company has seen net organic sales growth driven by the consumers' desire for sustainable fiber-based packaging solutions. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $5,527 million of outstanding debt obligations as of September 30, 2022. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended, the "Current Credit Agreement") and the indentures governing the 4.875% Senior Notes due 2022, 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF THIRD QUARTER 2022 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended September 30, 2022 increased $669 million or 38% to $2,451 million from $1,782 million for the three months ended September 30, 2021 due to the acquisition of AR Packaging in Q4 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions and higher volume of open market sales partially offset by unfavorable foreign exchange.

•Income from Operations for the three months ended September 30, 2022 increased $172 million or 142% to $293 million from $121 million for the three months ended September 30, 2021 due to higher pricing, higher volumes from organic sales growth and acquisitions, higher volume of open market sales, the positive contribution to volume and performance of the new CRB machine in Kalamazoo, Michigan and product mix, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), unfavorable foreign exchange, and higher depreciation and amortization.

Acquisitions and Dispositions

•In September 2022, the Company closed its Norwalk, Ohio carton facility, which it had announced to close in March 2022.

•In May 2022, the Company committed to sell its two folding carton plants in Russia and classified the facilities as held for sale resulting in impairment charges of $93 million through the third quarter of 2022 including $12 million of goodwill impairment.

•In May 2022, the Company closed the Battle Creek, MI CRB mill.

•On November 1, 2021, the Company acquired all the shares of AR Packaging Group AB ("AR Packaging"), Europe's second largest producer of fiber-based consumer packaging. The acquisition included 30 converting plants in 13 countries and is reported within the Europe Paperboard Packaging reportable segment.

•On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton, Inc. (“Americraft”), the largest independent folding carton converter in North America. The acquisition included seven converting plants across the United States and is reported within the Americas Paperboard Packaging reportable segment.

Share Repurchases and Dividends

•On August 2, 2022, the Company's board of directors declared a regular quarterly dividend of $0.075 per share of common stock payable on October 5, 2022 to shareholders of record as of September 15, 2022.

•On September 22, 2022 the Company's board of directors voted to increase the quarterly dividend to $0.10 per share of common stock, a 33% increase from the prior quarterly dividend of $0.075. The dividend is payable on January 5, 2023, to common stockholders of record at the close of business on December 15, 2022.

•On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first nine months of 2022, the Company repurchased 1,090,765 shares of its common stock at an average price of $20.99 under the 2019 share repurchase program. During the nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. As of September 30, 2022, the Company has $124 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
Net Sales	$2,451	$1,782	$7,054	$5,168
Income from Operations	293	121	638	324
Nonoperating Pension and Postretirement Benefit Income	2	1	5	4
Interest Expense, Net	(53)	(29)	(143)	(88)
Income before Income Taxes and Equity Income of Unconsolidated Entity	242	93	500	240
Income Tax Expense	(49)	(20)	(134)	(64)
Income before Equity Income of Unconsolidated Entity	193	73	366	176
Equity Income of Unconsolidated Entity	—	—	—	1
Net Income	$193	$73	$366	$177

THIRD QUARTER 2022 COMPARED WITH THIRD QUARTER 2021

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2021	Price	Volume/Mix	Exchange	2022	Increase	Percent Change
Consolidated	$1,782	$334	$380	$(45)	$2,451	$669	38%

The Company’s Net Sales for the three months ended September 30, 2022 increased by $669 million or 38% to $2,451 million from $1,782 million for the three months ended September 30, 2021 due to $290 million of net sales related to the acquisition of AR Packaging in Q4 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions, new product introductions and higher volume of open market sales, partially offset by unfavorable foreign exchange, primarily the Euro, British Pound, Canadian dollar, Japanese Yen, and Australian dollar. Core converting volumes were up driven by cereal, dry foods, and frozen pizza, partially offset by lower volumes in frozen foods and bakery.

Income from Operations

The components of the change in Income from Operations are as follows:

	Three Months Ended September 30,
		Variances
In millions	2021	Price	Volume/Mix	Inflation	Exchange	Other (a)	2022	Increase	Percent Change
Consolidated	$121	$334	$41	$(190)	$(19)	$6	$293	$172	142%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended September 30, 2022 increased $172 million or 142% to $293 million from $121 million for the three months ended September 30, 2021 due to higher pricing, higher volumes from organic sales growth and acquisitions, higher volume of open market sales, the positive contribution to volume and performance of the new CRB machine in Kalamazoo, Michigan and mix, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), unfavorable foreign exchange and higher depreciation and amortization.

Inflation increased for the three months ended September 30, 2022 by $190 million compared to the first three months of 2021 primarily due to higher commodity inflation costs ($162 million), other costs, net ($15 million) and labor and benefits ($13 million). Commodity inflation was primarily due to external board ($50 million), energy ($37 million), mill chemicals ($35 million), wood ($13 million), converting chemicals ($11 million), freight ($7 million), other costs ($5 million), and secondary fiber ($4 million).

Interest Expense, Net

Interest Expense, Net was $53 million and $29 million for the three months ended September 30, 2022 and 2021, respectively. Interest Expense, Net increased due to higher debt balances and interest rates. As of September 30, 2022, approximately 31% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2022, the Company recognized Income Tax Expense of $49 million on Income before Income Taxes of $242 million. The effective tax rate for the three months ended September 30, 2022 is different from the statutory rate primarily due to discrete tax benefits of $7 million associated with the recognition of differences between the Company’s outside tax basis in its investment in GPIP and the Company’s inside tax basis in individual assets and liabilities due to the internal restructuring that was completed during the quarter, provision to return tax benefit of $2 million. In addition, the recognition of deferred tax assets and liabilities on unrealized FX activity related to intercompany loans where the entity functional currency and the loan denomination is different than the tax reporting currency, resulted in an increase in the effective tax rate for the period.

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

FIRST NINE MONTHS OF 2022 COMPARED WITH FIRST NINE MONTHS OF 2021

Net Sales

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2021	Price	Volume/Mix	Exchange	2022	Increase	Percent Change
Consolidated	$5,168	$833	$1,145	$(92)	$7,054	$1,886	36%

The Company’s Net Sales for the nine months ended September 30, 2022 increased by $1,886 million or 36% to $7,054 million from $5,168 million for the nine months ended September 30, 2021 due to net sales of $972 million from acquisitions including Americraft in the third quarter of 2021 and AR Packaging in the fourth quarter of 2021, higher selling prices, increased volume from conversions to fiber-based packaging solutions and new product introductions and higher volume of open market sales, partially offset by unfavorable foreign exchange, primarily the Euro, British Pound, Australian dollar, Japanese Yen, and Canadian dollar. Core converting volumes were up driven by higher volumes in cereal, dry foods, tissue and frozen pizza partially offset by lower volumes in bakery, frozen foods and pet food.

Income from Operations

The components of the change in Income from Operations are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2021	Price	Volume/Mix	Inflation	Exchange	Other (a)	2022	Increase	Percent Change
Consolidated	$324	$833	$152	$(595)	$(33)	$(43)	$638	$314	97%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the nine months ended September 30, 2022 increased $314 million or 97% to $638 million from $324 million for the nine months ended September 30, 2021 due to higher pricing, higher volumes from organic sales growth and acquisitions, higher volume of open market sales, the positive contribution to volume and performance of the new CRB machine in Kalamazoo, Michigan and mix, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), higher depreciation and amortization, and $93 million of impairment charges related to the Company's commitment to sell its Russian operations.

Inflation increased for the nine months ended September 30, 2022 by $595 million compared to the first nine months of 2021 due to higher commodity inflation costs ($523 million), labor and benefits ($36 million) and other costs, net ($36 million). Commodity inflation was primarily due to external board ($133 million), mill chemicals ($99 million), energy ($93 million), wood ($55 million), secondary fiber ($51 million), freight ($46 million), converting chemicals ($33 million) and other costs ($13 million).

Interest Expense, Net

Interest Expense, Net was $143 million and $88 million for the nine months ended September 30, 2022 and 2021, respectively. Interest Expense, Net increased due to higher debt balances and interest rates.

Income Tax Expense

During the nine months ended September 30, 2022 and 2021, the Company recognized Income Tax Expense of $134 million and $64 million, respectively, on Income before Income Taxes and Equity Income of Unconsolidated Entity of $500 million and $240 million, respectively. The effective tax rate for the nine months ended September 30, 2022 is different than the statutory rate primarily due to the impairment charges associated with the Company’s Russia business that results in no corresponding tax benefit. Additionally, discrete tax adjustments were recorded during the period, including discrete tax benefits of $7 million associated with the recognition of differences between the Company’s outside tax basis in its investment in GPIP and the Company’s inside tax basis in individual assets and liabilities due to the internal restructuring that was completed during the period, provision to return tax benefit of $2 million, a tax benefit of $2 million recorded to reflect the decrease in the state statutory tax rate, tax expense of $10 million, recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period. In addition, the recognition of deferred tax assets and liabilities on unrealized foreign currency activity related to intercompany loans where the entity's functional currency and the loan denomination currency are different than the tax reporting currency resulted in a decrease in the effective tax rate for the period.

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

Europe Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to CPG companies serving the food, beverage and consumer product markets, including healthcare and beauty products, primarily in Europe.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
NET SALES:
Paperboard Mills	$345	$251	$933	$732
Americas Paperboard Packaging	1,577	1,291	4,533	3,697
Europe Paperboard Packaging	488	198	1,467	616
Corporate/Other/Eliminations(a)	41	42	121	123
Total	$2,451	$1,782	$7,054	$5,168

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)	$12	$14	$17	$(31)
Americas Paperboard Packaging	229	107	589	336
Europe Paperboard Packaging(c)	40	17	31	64
Corporate and Other(d)	12	(17)	1	(45)
Total	$293	$121	$638	$324
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2022 and 2021.
(c) Includes impairment charges of $93 million related to Russia incurred through Q3 2022. See "Note 14 - Impairment and divestiture of Russian business" in the Notes to Condensed Consolidated Financial Statements for further information.
(d) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

2022 COMPARED WITH 2021

Third Quarter 2022 Compared to Third Quarter 2021

Paperboard Mills

Net Sales increased from prior year due to higher selling prices, mix and higher open market volume. The Company also internalized more paperboard tons.

Income from Operations decreased due to commodity inflation, partly offset by higher prices, higher open market volume and the positive contribution to volume and performance of the new CRB paper machine in Kalamazoo, Michigan. The commodity inflation was primarily due to higher prices for chemicals, energy, wood, secondary fiber, and freight.

Americas Paperboard Packaging

Net Sales increased due to higher pricing, organic sales growth, including conversions to our fiber-based packaging solutions, mix and new product introductions. Higher volumes in cereal, dry foods, and frozen pizza were partially offset by lower volumes in frozen foods and bakery. In beverage, volumes were relatively flat, primarily due to increases in big beer and soft drinks offset by craft beer and specialty beverages.

Income from Operations increased due to higher selling prices, higher core converting volume and increased volume from conversions to our fiber based packaging solutions, cost savings from continuous improvement and other programs partially offset by commodity inflation mix and other inflation (primarily labor and benefits). The commodity inflation was primarily due to higher prices for external board, chemicals, energy and freight, partially offset by secondary fiber.

Europe Paperboard Packaging

Net Sales increased due to the acquisition of AR Packaging on November 1, 2021 as well as higher prices, organic sales growth at AR Packaging, including conversions to fiber-based packaging, partially offset by lower core converting volumes in certain market segments and unfavorable foreign currency exchange rates.

Income from Operations increased primarily due to higher pricing, the acquisition of AR Packaging and organic growth from this business, and cost savings from continuous improvement and other programs, partially offset by commodity inflation primarily related to external board and freight, unfavorable foreign currency exchange rates, and lower core converting volumes in certain market segments.

First Nine Months of 2022 Compared to First Nine Months of 2021

Paperboard Mills

Net Sales increased from prior year due to higher pricing, mix and higher open market volume. The Company also internalized more paperboard tons.

Income from Operations increased due to downtime and mitigation costs related to Winter Storm Uri in Q1 2021, higher prices, higher open market volume and the positive contribution to volume and performance of the new CRB paper machine in Kalamazoo, Michigan, partially offset by commodity inflation. The commodity inflation was primarily due to higher prices for chemicals, energy, secondary fiber, wood, and freight.

Americas Paperboard Packaging

Net Sales increased due to higher pricing, the Americraft acquisition in Q3 2021, organic sales growth, including conversions to our fiber-based packaging solutions, mix and new product introductions. Higher volumes in cereal, dry foods, tissue, and frozen pizza were partially offset by lower volumes in bakery, frozen foods, and pet food. In beverage, volumes were relatively flat primarily due to increases in soft drink and big beer offset by craft beer and specialty beverages.

Income from Operations increased due to higher pricing, higher core converting volume and increased volume from conversions to our fiber based packaging solutions, mix, and cost savings from continuous improvement and other programs, partially offset by commodity inflation and other inflation (primarily labor and benefits). The commodity inflation was primarily due to higher prices for external board, chemicals, freight, and energy offset by secondary fiber.

Europe Paperboard Packaging

Net Sales increased due to the acquisition of AR Packaging on November 1, 2021 as well as higher prices, organic sales growth at AR Packaging and new product introductions, partially offset by lower core converting volumes in certain market segments, and unfavorable foreign currency exchange rates.

Income from Operations decreased primarily due to impairment charges of $93 million related to the Company's classification of its Russian operations as held for sale in the second quarter. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information. Excluding these impairment charges, Income from Operations increased due to the acquisition of AR Packaging on November 1, 2021, higher pricing, mix, and cost savings through continuous improvement and other programs, partially offset by commodity inflation primarily related to external board and freight, lower core converting volumes in certain market segments and unfavorable foreign currency exchange rates.

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

Cash Flows

	Nine Months Ended
	September 30,
In millions	2022	2021
Net Cash Provided by Operating Activities	$620	$459
Net Cash Used in Investing Activities	$(367)	$(792)
Net Cash (Used In) Provided by Financing Activities	$(331)	$223

Net cash provided by operating activities for the first nine months of 2022 totaled $620 million compared to $459 million for the same period in 2021. The favorable increase was mainly due to improved income from operations. Pension contributions for the first nine months of 2022 and 2021 were $21 million and $30 million, respectively. In the first quarter of 2022 and 2021, the Company made a $6 million and $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to U.S. defined benefit plan terminated in 2020.

Net cash used in investing activities for the first nine months of 2022 totaled $367 million compared to $792 million for the same period in 2021. Capital spending was $445 million and $588 million in 2022 and 2021, respectively. For more information on the completion of the K2 project, please see the Capital Investment section below. In 2021 the Company paid $292 million for the Americraft acquisition. Net cash receipts related to the accounts receivable securitization and sale programs were $81 million and $91 million in 2022 and 2021, respectively.

Net cash used in financing activities for the first nine months of 2022 totaled $331 million compared to net cash provided by of $223 million for the same period in 2021. Current year activities include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $22 million and payments on debt of $10 million. The Company also paid dividends of $69 million and withheld $18 million of shares to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year period, the Company had a debt drawing of $425 million Incremental Term A-2 Facility and used the proceeds, together with cash on hand, to redeem the 4.75% Senior Notes due in 2021, and a debt drawing of $250 million Incremental Term A-3 Facility, an offering of $400 million aggregate principal amount of 0.821% Senior Notes due 2024, and an offering of $400 million aggregate principal amount of 1.512% Senior Notes due 2026. The net proceeds of $800 million were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which is under its senior secured credit facility. Additionally, the Company had an offering of $100 million aggregate principal amount of tax-exempt green bonds, with the net proceeds of $111 million used to reimburse GPIL for a portion of its CRB platform optimization project. The Company also paid $150 million toward the redemption of IP's ownership interest in GPIP. In the prior year period, the Company also made borrowings under revolving credit facilities primarily for capital spending, redemption of IP's ownership interest and payments on debt of $13 million. The Company also paid dividends and distributions of $71 million and withheld $15 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in “Note 4 - Debt” in the Notes to Condensed Consolidated Financial Statements, the Senior Notes issued by GPIL (the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of GPIL other than its foreign subsidiaries, and in certain instances by the Company (a Parent guarantee) (collectively "the Guarantors"). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

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

Nine Months Ended
In millions	September 30, 2022
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$5,446
Cost of Sales	4,437
Income from Operations	583
Net Income	447
(a) Includes Net Sales to Nonguarantor Subsidiaries of $404 million.

In millions	September 30, 2022	December 31, 2021
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,437	$1,235
Noncurrent assets	5,865	5,888
Intercompany receivables from Nonguarantor	1,364	1,258
Current liabilities	1,506	1,472
Noncurrent liabilities	5,356	5,713

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended
	September 30,
In millions	2022	2021
Receivables Sold and Derecognized	$2,422	$2,230
Proceeds Collected on Behalf of Financial Institutions	2,230	2,202
Net Proceeds Received From Financial Institutions	212	39
Deferred Purchase Price at September 30(a)	7	8
Pledged Receivables at September 30	161	154
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $821 million and $613 million as of September 30, 2022 and December 31, 2021, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2022 and 2021, the Company sold receivables of $824 million and $493 million, respectively, related to these arrangements.

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

Due to the completion of a material acquisition, the Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 5.00 to 1.00. At September 30, 2022, the Company was in compliance with such covenant and the ratio was 3.49 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2022, the Company was in compliance with such covenant and the ratio was 8.79 to 1.00.

As of September 30, 2022, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first nine months of 2022 was $313 million ($445 million was paid) compared to $643 million ($588 million was paid) in the first nine months of 2021. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, Michigan discussed in "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements and continued investments made as part of the integration of acquisitions.

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $4 million and $10 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company performed its annual goodwill impairment tests as of October 1, 2021. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 25% and 21%, respectively, whereas all other reporting units exceeded by more than 30%. The Foodservice and Australia reporting units had goodwill totaling $43 million and $13 million, respectively at September 30, 2022.

In the second quarter of 2022, the Company began the process of divesting its interests in its two folding carton plants in Russia. The Company reviewed the goodwill assigned to these facilities for impairment and recorded a $12 million non-cash impairment charge, thereby reducing the carrying value of goodwill for these facilities to zero. This charge was recorded within Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Company's Condensed Statements of Operations within its European Paperboard Packaging reporting unit. The carrying amount of the European Paperboard Packaging reporting unit goodwill was $442 million as of September 30, 2022. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2022 is expected to be in the range of $500 million to $525 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2022. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2022, the Company purchased shares of its common stock under the 2019 program through a broker in the open market as follows:

Issuer Purchases of Equity Securities
Period (2022)	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program(a)
July 1, through July 31,	274,265	$21.05	67,120,575	5,977,695
August 1, through August 31,	105,500	$22.51	67,226,075	5,865,684
September 1, through September 30,	332,000	$21.04	67,558,075	6,263,656
Total	711,765	$21.26
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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 25, 2022
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 25, 2022
Charles D. Lischer