Form 10-Q
period 2023-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2023-05-02
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

As of May 1, 2023, there were 307,140,116 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, pension plan contributions, the timing of the sale of its operations in Russia, capital investment, and depreciation and amortization in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2022 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2023	2022
Net Sales	$2,438	$2,245
Cost of Sales	1,878	1,858
Selling, General and Administrative	197	181
Other Expense (Income), Net	18	(2)
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	15	15
Income from Operations	330	193
Nonoperating Pension and Postretirement Benefit (Expense) Income	(1)	2
Interest Expense, Net	(58)	(42)
Income before Income Taxes	271	153
Income Tax Expense	(64)	(46)
Net Income	$207	$107

Net Income Per Share — Basic	$0.67	$0.35
Net Income Per Share — Diluted	$0.67	$0.35

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$207	$—	$207
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(5)	—	(5)
Currency Translation Adjustment	24	1	25
Total Other Comprehensive Income, Net of Tax	19	1	20
Total Comprehensive Income	$226	$1	$227

Three Months Ended March 31, 2023
In millions	Graphic Packaging Holding Company
Net Income	$107
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	13
Pension and Postretirement Benefit Plans	(9)
Currency Translation Adjustment	(22)
Total Other Comprehensive Loss, Net of Tax	(18)
Total Comprehensive Income	$89

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$113	$150
Receivables, Net	915	879
Inventories, Net	1,700	1,606
Other Current Assets	84	71
Total Current Assets	2,812	2,706
Property, Plant and Equipment, Net	4,678	4,579
Goodwill	2,053	1,979
Intangible Assets, Net	710	717
Other Assets	346	347
Total Assets	$10,599	$10,328

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$57	$53
Accounts Payable	1,009	1,123
Compensation and Employee Benefits	178	295
Interest Payable	31	51
Other Accrued Liabilities	460	411
Total Current Liabilities	1,735	1,933
Long-Term Debt	5,463	5,200
Deferred Income Tax Liabilities	697	668
Accrued Pension and Postretirement Benefits	112	111
Other Noncurrent Liabilities	282	266

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 307,187,962 and 307,116,089 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Capital in Excess of Par Value	2,040	2,054
Retained Earnings	623	469
Accumulated Other Comprehensive Loss	(358)	(377)
Total Graphic Packaging Holding Company Shareholders' Equity	2,308	2,149
Noncontrolling Interest	2	1
Total Equity	2,310	2,150
Total Liabilities and Shareholders' Equity	$10,599	$10,328

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2022	307,116,089	$3	$2,054	$469	$(377)	$1	$2,150
Net Income	—	—	—	207	—	—	207
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(5)	—	(5)
Currency Translation Adjustment	—	—	—	—	24	1	25
Repurchase of Common Stock(a)	(1,210,000)	—	(7)	(22)	—	—	(29)
Dividends Declared	—	—	—	(31)	—	—	(31)
Recognition of Stock-Based Compensation, Net	—	—	(7)	—	—	—	(7)
Issuance of Shares for Stock-Based Awards	1,221,873	—	—	—	—	—	—
Balances at March 31, 2023	307,127,962	$3	$2,040	$623	$(358)	$2	$2,310
(a)Includes 60,000 shares repurchased but not yet settled as of March 31, 2023.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893
Net Income	—	—	—	107	—	—	107
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	13	—	13
Pension and Postretirement Benefit Plans	—	—	—	—	(9)	—	(9)
Currency Translation Adjustment	—	—	—	—	(22)	—	(22)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	(8)	—	—	—	(8)
Issuance of Shares for Stock-Based Awards	1,184,737	—	—	—	—	—	—
Balances at March 31, 2022	308,288,288	$3	$2,038	$150	$(242)	$2	$1,951

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$207	$107
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	139	139
Deferred Income Taxes	30	17
Amount of Postretirement Expense Greater (Less) Than Funding	1	(5)
Impairment Charges related to Divestiture	4	—
Other, Net	16	—
Changes in Operating Assets and Liabilities	(337)	(240)
Net Cash Provided by Operating Activities	60	18
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(189)	(221)
Packaging Machinery Spending	(7)	(2)
Acquisition of Businesses, Net of Cash Acquired	(100)	—
Beneficial Interest on Sold Receivables	30	31
Beneficial Interest Obtained in Exchange for Proceeds	(6)	(2)
Other, Net	(1)	(1)
Net Cash Used in Investing Activities	(273)	(195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(28)	—
Payments on Debt	(5)	(3)
Borrowings under Revolving Credit Facilities	1,832	1,972
Payments on Revolving Credit Facilities	(1,569)	(1,812)
Repurchase of Common Stock related to Share-Based Payments	(20)	(17)
Dividends Paid	(31)	(23)
Other, Net	(2)	2
Net Cash Provided by Financing Activities	177	119
Effect of Exchange Rate Changes on Cash	1	(3)
Net Decrease in Cash and Cash Equivalents	(35)	(61)
Cash and Cash Equivalents at Beginning of Period (includes $5 million classified as held for sale as of December 31, 2022)	155	172
Cash and Cash Equivalents at End of Period (includes $7 million classified as held for sale as of March 31, 2023)	$120	$111
Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$32	$28
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$26	$7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company, a leading fiber-based consumer packaging provider, serves the world's most widely-recognized food, beverage, foodservice and other consumer products companies and brands. The Company operates on a global basis, is one of the largest producers of folding cartons and fiber-based foodservice products in the United States ("U.S.") and Europe, and holds leading market positions in coated-recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS").

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2022 Annual Report on Form 10-K for the year ended December 31, 2022. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

Revenue Recognition

The Company has two primary activities, manufacturing and the converting of paperboard for and into fiber-based consumer packaging, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 10 - Segment Information." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2023 and 2022, the Company recognized $2,428 million and $2,238 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2023 and December 31, 2022, contract assets were $7 million and $8 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2023 and December 31, 2022 were $61 million and $65 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
In millions	2023	2022
Receivables Sold and Derecognized	$1,016	$737
Proceeds Collected on Behalf of Financial Institutions	917	681
Net Proceeds Received From Financial Institutions	48	64
Deferred Purchase Price at March 31(a)	9	3
Pledged Receivables at March 31	193	201
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $819 million and $753 million as of March 31, 2023 and December 31, 2022, respectively.
The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2023 and 2022, the Company sold receivables of $301 million and $674 million, respectively, related to these arrangements.

Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company’s Condensed Consolidated Statements of Cash Flows. Accounts payable included $35 million and $34 million payable to suppliers who elected to participate in the SFP program as of March 31, 2023, and December 31, 2022, respectively.

Share Repurchases and Dividends

On February 20, 2023, the Company's board of directors declared a regular quarterly dividend of $0.10 per share of common stock payable on April 5, 2023 to shareholders of record as of March 15, 2023.

On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). As of March 31, 2023, the Company has $90 million available for additional repurchases under the 2019 share repurchase program.

The following table presents the Company's share repurchases for the three months ended March 31, 2023:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price, per Share
2023(a)	$29	1,210,000	$24.04
(a) Includes 60,000 shares repurchased but not yet settled as of March 31, 2023.

During the first three months of 2022, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
In millions	2023	2022
Charges Associated with Business Combinations(a)	$—	$8
Exit Activities(b)	11	7
Charges Associated with a Divestiture(c)	4	—
Total	$15	$15
(a) These costs relate to the Americraft Carton, Inc., AR Packaging Group AB and Tama Paperboard, LLC acquisitions.
(b) 2023 charges relate to the Company's closures of its three smaller CRB mills (see "Note 13 - Exit Activities").
(c) Relates to the Company's planned divestiture of its Russian business (see "Note 14 - Impairment and Divestiture of Russian Business").

2023

On January 31, 2023, the Company completed the acquisition of Tama Paperboard, LLC ("Tama"), a CRB mill located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million. The acquisition is reported within the Paperboard Mills reportable segment. The costs associated with this acquisition were less than $1 million and are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 3 - Business Combinations."

On February 7, 2023, the Company announced an approximately $1 billion investment in a new CRB mill in Waco, Texas. In conjunction with the completion of this project, the company currently expects to close three of its smaller CRB mills in order to strategically expand capacity while lowering costs. Charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 13 - Exit Activities."

2022

In March 2022, the Company announced its decision to close the Norwalk, Ohio packaging facility and closed the facility in September 2022. Severance charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 13 - Exit Activities."

Adoption of New Accounting Standards

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods with those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company adopted this standard in the first quarter of fiscal 2023 and did not result in any changes in accounting principle upon transition. The impact to the Company’s overall financial position and results of operations is immaterial.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. This ASU expands and clarifies the portfolio layer method for fair value hedges of interest rate risk. The Company adopted this standard in the first quarter of fiscal 2023 with no material impact on the Company's financial position and results of operations.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance, the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. The Company adopted this standard in the first quarter of fiscal 2023 with no material impact on the Company's financial position and results of operations.

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2023	December 31, 2022
Finished Goods	$577	$515
Work in Progress	219	218
Raw Materials	664	645
Supplies	240	228
Total	$1,700	$1,606

NOTE 3 — BUSINESS COMBINATIONS

Tama Paperboard, LLC

On January 31, 2023, the Company completed the acquisition of Tama Paperboard, LLC, a CRB mill located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million, subject to customary working capital adjustments, using existing cash and borrowings under its revolving credit facility.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes, and is reported within the Paperboard Mills reportable segment. The allocation of the purchase price remains preliminary and is subject to further adjustments in subsequent periods, pending additional refinement and completion of valuations, including but not limited to valuations of property and equipment, customer relationships and other intangible assets.

NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	March 31, 2023	December 31, 2022
Short-Term Borrowings	$15	$16
Current Portion of Finance Lease Obligations	11	11
Current Portion of Long-Term Debt	31	26
Total Short-Term Debt and Current Portion of Long-Term Debt	$57	$53

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	March 31, 2023	December 31, 2022
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.14%, payable in 2024(b)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.79%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.54%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625% , effective rate of 2.66%, payable in 2029(a)	315	311
Senior Notes with interest payable semi-annually at 3.75% , effective rate of 3.79%, payable in 2030(a)	400	400
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(a)	108	108
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (6.52% at March 31, 2023), effective rate of 6.55%, payable in 2028(a)	250	250
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (6.27% at March 31, 2023) payable through 2026(a)	526	529
Senior Secured Term Loan Facility (€210 million) with interest payable at various dates at floating rates (3.80% at March 31, 2023) payable through 2026(a)	227	225
Senior Secured Revolving Credit Facilities with interest payable at floating rates (6.31% at March 31, 2023) payable in 2026(a)(c)	900	634
Finance Leases an Financing Obligations	168	170
Other	14	15
Total Long-Term Debt Including Current Portion	5,533	5,267
Less: Current Portion	42	37
Total Long-term Debt Excluding Current Portion	5,491	5,230
Less: Unamortized Debt Deferred Issuance Costs	28	30
Total Long-Term Debt	$5,463	$5,200
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly- owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 6.07% and 3.52% as of March 31, 2023 and December 31, 2022, respectively.

2023

On February 7, 2023, Graphic Packaging International, LLC, a Delaware limited liability company and a direct subsidiary of GPIP (“GPIL”) entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provides for a future replacement floating interest rate benchmark (the Canadian Overnight Repo Rate Average “CORRA”) to take effect upon the cessation of the Canadian Dollar Offered Rate (“CDOR”) for Canadian Dollar borrowings under the domestic revolving credit facility. The Third Amendment also modified the borrowing mechanics for certain term SOFR loans under the domestic revolving line of credit.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2023, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,850	$807	$1,020
Senior Secured International Revolving Credit Facility	197	93	104
Other International Facilities	73	29	44
Total	$2,120	$929	$1,168
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $23 million as of March 31, 2023. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2023 unless extended.

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

As of March 31, 2023, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of March 31, 2023, there were 9.0 million shares remaining available to be granted under the 2014 Plan.

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

Data concerning RSUs and Stock Awards granted in the first three months of 2023 is as follows:

Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,584,429	$23.69

During the three months ended March 31, 2023 and 2022, $13 million and $9 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During each of the three months ended March 31, 2023 and 2022, 1.2 million shares were issued. The shares issued were primarily related to RSUs granted to employees during 2020 and 2019.

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

Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended March 31,
In millions	2023	2022
Components of Net Periodic Cost:
Service Cost	$2	$4
Interest Cost	5	3
Expected Return on Plan Assets	(5)	(6)
Amortization:
Actuarial Loss	1	1
Net Periodic Cost	$3	$2

Employer Contributions

The Company made $1 million and $7 million of contributions to its pension plans during the first three months of 2023 and 2022, respectively. In the first quarter of 2022, the Company made a $6 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to the U.S. defined benefit plan terminated in 2020. The Company expects to make contributions in the range of $10 million to $20 million for the full year of 2023.

The Company also made postretirement health care benefit payments of $1 million during the three months of 2023. For the full year 2023, the Company expects to make approximately $2 million contributions to its postretirement health care plans.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure and presented in the same line of the income statement expected for the hedged item.

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 10 - Financial Instruments, Derivatives and Hedging Activities” and “Note 11 - Fair Value Measurement” of the Notes to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facilities. The following table summarizes the Company's current interest rate swap positions as of March 31, 2023:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/03/2023	04/01/2024	$750	4.71%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first three months of 2023, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

As of March 31, 2022, the Company had no outstanding interest rate swaps. The Company had interest rate swap positions with a notional value of $200 million which matured in January 2022. As discussed in "Note 8 - Income Taxes", a $10 million expense was recorded in the three months ended March 31, 2022 to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of these swaps.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 57% and 20% of its expected natural gas usage for the remainder of 2023 and 2024, respectively.

During the first three months of 2023 and 2022, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2023 and December 31, 2022, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2023 and December 31, 2022, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2023 and December 31, 2022, had net notional amounts totaling $140 million and $111 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2023, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of March 31, 2023 and December 31, 2022, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet, of $19 million and $12 million, respectively.

The fair values of the Company’s other financial assets and liabilities at March 31, 2023 and December 31, 2022 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,092 million and $4,749 million as compared to the carrying amounts of $5,365 million and $5,097 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2023	2022		2023	2022
Commodity Contracts	$17	$(6)	Cost of Sales	$11	$(3)
Interest Rate Swap Agreements	1	—	Interest Expense, Net	—	—
Total	$18	$(6)	Total	$11	$(3)

At March 31, 2023, the Company expects to reclassify $19 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended March 31,
In millions		2023	2022
Foreign Currency Contracts	Other Expense (Income), Net	$(3)	$(2)

NOTE 8 — INCOME TAXES

During the three months ended March 31, 2023, the Company recognized Income Tax Expense of $64 million on Income before Income Taxes of $271 million. The effective tax rate for the three months ended March 31, 2023 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended March 31, 2022, the Company recognized Income Tax Expense of $46 million on Income before Income Taxes of $153 million. The effective tax rate for the three months ended March 31, 2022 was different from the statutory rate primarily due to discrete tax adjustments including tax expense of $10 million recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended March 31,
In millions	2023	2022
NET SALES:
Paperboard Mills	$316	$296
Americas Paperboard Packaging	1,544	1,422
Europe Paperboard Packaging	532	486
Corporate/Other/Eliminations(a)	46	41
Total	$2,438	$2,245

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)(c)	$27	$11
Americas Paperboard Packaging	269	153
Europe Paperboard Packaging(d)	26	37
Corporate and Other(c)	8	(8)
Total	$330	$193

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$61	$61
Americas Paperboard Packaging	43	43
Europe Paperboard Packaging	27	29
Corporate and Other	8	6
Total	$139	$139
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2023 and 2022.
(c) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.
(d) Includes impairment charges of $4 million related to Russia incurred in Q1 2023 (See "Note 14 - Impairment and Divestiture of Russian Business").

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended March 31,
In millions, except per share data	2023	2022
Net Income	$207	$107
Weighted Average Shares:
Basic	308.6	308.8
Dilutive Effect of RSUs	1.1	0.9
Diluted	309.7	309.7
Earnings Per Share — Basic	$0.67	$0.35
Earnings Per Share — Diluted	$0.67	$0.35

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the three months ended March 31, 2023:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2022	$(4)	$(103)	$(270)	$(377)
Other Comprehensive (Loss) Income before Reclassifications	(13)	—	25	12
Amounts Reclassified from Accumulated Other Comprehensive (Loss) (a)	8	—	—	8
Net Current-period Other Comprehensive (Loss) Income	(5)	—	25	20
Less:
Net Current-period Other Comprehensive Income Attributable to Noncontrolling Interest	—	—	(1)	(1)
Balance at March 31, 2023	$(9)	$(103)	$(246)	$(358)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2023:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$11		Cost of Sales
	11		Total before Tax
	(3)		Tax Expense
	$8		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$1	(a)
	$1		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$8		Total Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 6 - Pensions and Other Postretirement Benefits").

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — EXIT ACTIVITIES

In March 2022, the Company announced its decision to close the Norwalk, Ohio packaging facility and closed the facility in September 2022. The Company has incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance Costs and Other line item in the table below for the three months ended March 31, 2022.

On February 7, 2023, the Company announced its plan to invest approximately $1 billion in a new CRB mill in Waco, Texas. In conjunction with this project, the Company expects to close three of its smaller CRB mills in order to strategically expand capacity while lowering costs. The costs associated with these exit activities are included in the table below for the three months ended March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company recorded $13 million and $11 million of exit costs, respectively, associated with these restructurings.

The following table summarizes the costs incurred during the three months ended March 31, 2023 and 2022 related to these restructurings:

		Three Months Ended March 31,
In millions	Location in Statement of Operations	2023	2022
Severance Costs and Other(a)	Business Combinations and Shutdown and Other Special Charges, Net	$8	$7
Asset Write-Offs and Start-Up Costs(b)	Business Combinations and Shutdown and Other Special Charges, Net	3	—
Accelerated Depreciation	Cost of Sales	2	4
Total		$13	$11
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see "Note 1 - Business Combinations, Shutdown and Other Special Charges and Exit Activities, net").
(b) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2022	$1
Costs Incurred	8
Payments	—
Adjustments(a)	(1)
Balance at March 31, 2023	$8
(a) Adjustments related to changes in estimates of severance costs.

Due to the expected closures of the three CRB mills, the Company incurred charges for post-employment benefits, retention bonuses and incentives of $8 million, and accelerated depreciation and inventory and asset write-offs of $2 million through March 31, 2023. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $20 million to $25 million and for accelerated depreciation and inventory and asset write-offs in the range of $40 million to $45 million through 2026.

Additionally, the Company has incurred start-up charges for the new CRB paper machine of $1 million through March 31, 2023. The Company expects to incur total start-up charges of approximately $25 million to $30 million for the new CRB paper machine through 2026.

NOTE 14 — IMPAIRMENT AND DIVESTITURE OF RUSSIAN BUSINESS

In the second quarter of 2022, the Company began the process of the divesting its interests in its two packaging facilities in Russia (the “Disposal Group”), which met the criteria to be considered a business, through a sale of 100% of the Disposal Group’s outstanding shares. The Company expects the sale to be completed in 2023. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of March 31, 2023.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to the business, was greater than their fair value, less costs to sell, resulting in a pre-tax loss of $88 million (includes $4 million of impairment charges incurred in Q1 2023), which is included in the Business, Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statement of Operations. The assets related to the sale, inclusive of the valuation allowance, and liabilities related to the sale were classified as Other Current Assets and Other Accrued Liabilities, respectively, within the Condensed Consolidated Balance Sheet as of March 31, 2023. Excluded from the assets classified as held for sale within the Condensed Consolidated Balance Sheet is an intercompany note receivable totaling $33 million from the Company to the Disposal Group. The intercompany note will be sold as part of the transaction and, thus, should be considered when calculating the carrying value of the Disposal Group and the allowance to adjust the carrying value to the fair value less costs to sell. Upon consummation of the sale of the Disposal Group, the Company will reclassify this note from intercompany to the applicable liability line item in the Condensed Consolidated Balance Sheet as it will represent a liability to an external third party. The cumulative translation adjustment attributable to the business of $3 million is included within Accumulated Other Comprehensive Loss within the Condensed Consolidated Balance Sheet as of March 31, 2023. Goodwill totaling $12 million associated with the Disposal Group was determined to be impaired through March 31, 2023.

As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations. The Company will continue to evaluate the Disposal Group for future impairments until it is sold. The Disposal Group is reported within the Europe Paperboard Packaging segment.

The following table summarizes the Company’s assets and liabilities held for sale by major class:

In millions	March 31, 2023
Cash and Cash Equivalents	$7
Receivables, Net	16
Inventories, Net	20
Property, Plant and Equipment, Net	24
Intangible Assets, Net	15
Assets Held for Sale	82
Valuation Allowance to Adjust Carrying Value of Russian Operations to Fair Value Less Costs to Sell	(88)
Total Assets Held for Sale, Net Included in Other Current Assets	$(6)
Accounts Payable	7
Other Accrued Liabilities	1
Deferred Income Tax Liabilities	7
Total Liabilities Held for Sale Included in Other Accrued Liabilities	$15

NOTE 15 — SUBSEQUENT EVENTS

On May 2, 2023, the Company announced its decision to close its CRB mill located in Tama, Iowa in Q2 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢    Overview of Business

➢    Overview of First Quarter 2023 Results

➢    Results of Operations

➢    Financial Condition, Liquidity and Capital Resources

➢    Critical Accounting Policies

➢    New Accounting Standards

➢    Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of recyclable, fiber-based consumer packaging solutions. To achieve this objective, the Company offers customers its cartons, foodservice containers, cups, lids, paperboard and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS"). Innovative designs and combinations of paperboard, films, foils, metallization, holographic and embossing are customized to the individual needs of the customers.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and packaging assets; (iii) to develop and market innovative, packaging products and applications that benefit from consumer-led sustainability trends; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased for the three months ended March 31, 2023 by $94 million, compared to the first three months of 2022 due to higher commodity inflation costs ($54 million), labor and benefits ($21 million) and other costs, net ($19 million). Commodity inflation was primarily due to external board ($31 million), mill chemicals ($25 million), energy ($12 million), factoring ($11 million), converting chemicals ($5 million) and other costs ($5 million) offset by secondary fiber ($21 million), freight ($10 million), and wood ($4 million). Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2023 and 2024. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control. The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control, such as the conflict between Russia and Ukraine. As a result of such global events, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. Global events may result in supply chain and transportation disruptions to and from our facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, these global events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. During the second quarter of 2022, the Company began the process of selling its interests in its two packaging plants in Russia (the "Russian Operations"), which it expects to be completed in 2023. The Company is adhering to all U.S., U.K., and EU sanctions. For the three months ended March 31, 2023, the Company's Russian Operations provided approximately 1% of the Company’s Net Sales and less than 1% of the Company's EBITDA. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information and Part I, "Item 1A., Risk Factors" of the Company's 2022 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

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

Debt Obligations. The Company had an aggregate principal amount of $5,548 million of outstanding debt obligations as of March 31, 2023. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. The Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended, the "Current Credit Agreement") and the indentures governing the 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF FIRST QUARTER 2023 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended March 31, 2023 increased $193 million or 9% to $2,438 million from $2,245 million for the three months ended March 31, 2022 due to higher pricing, increased sales from conversions to fiber-based packaging solutions, mix, and the acquisition of Tama in Q1 2023, partially offset by unfavorable foreign exchange, lower volume and lower volume of open market sales.

•Income from Operations for the three months ended March 31, 2023 increased $137 million or 71% to $330 million from $193 million for the three months ended March 31, 2022 due to higher pricing, higher organic sales and acquisitions, and cost savings from continuous improvement and other programs, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), higher level of maintenance downtime, unfavorable foreign exchange, lower open market volume and $4 million of additional impairment charges related to the Company's commitment to sell its Russian operations.

Acquisitions and Dispositions

•In March 2022, the Company announced its decision to close the Norwalk, Ohio packaging facility and closed the facility in September 2022.

•On January 31, 2023, the Company completed the acquisition of Tama Paperboard, LLC, a CRB mill located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million and is reported within the Paperboard Mills reportable segment.

Share Repurchases and Dividends

•On February 20, 2023, the Company's board of directors declared a regular quarterly dividend of $0.10 per share of common     stock payable on April 5, 2023 to shareholders of record as of March 15, 2023.

•On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2019 share repurchase program"). During the first three months of 2023, the Company repurchased 1.2 million shares of its common stock at an average price of $24.04 under the 2019 share repurchase program. During the three months ended March 31, 2022, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program. As of March 31, 2023, the Company had $90 million available for additional repurchases under the 2019 share repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
In millions	2023	2022
Net Sales	$2,438	$2,245
Income from Operations	330	193
Nonoperating Pension and Postretirement Benefit (Expense) Income	(1)	2
Interest Expense, Net	(58)	(42)
Income before Income Taxes	271	153
Income Tax Expense	(64)	(46)
Net Income	$207	$107

FIRST QUARTER 2023 COMPARED WITH FIRST QUARTER 2022

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2022	Price	Volume/Mix	Exchange	2023	Increase	Percent Change
Consolidated	$2,245	$236	$(4)	$(39)	$2,438	$193	9%

The Company’s Net Sales for the three months ended March 31, 2023 increased by $193 million or 9% to $2,438 million from $2,245 million for the three months ended March 31, 2022 due to higher pricing, increased sales from conversions to fiber-based packaging solutions, mix and $4 million of net sales related to the acquisitions of Tama in Q1 2023, partially offset by unfavorable foreign exchange, primarily the Euro, British Pound, Canadian dollar, Japanese Yen, and Australian dollar, and lower volumes of open market sales. Core converting volumes were higher in frozen pizza, foodservice, tobacco, and healthcare and beauty offset by lower volumes in beverage, cereal and dairy.

Income from Operations

The components of the change in Income from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2022	Price	Volume/Mix	Inflation	Exchange	Other (a)	2023	Increase	Percent Change
Consolidated	$193	$236	$(1)	$(94)	$(14)	$10	$330	$137	71%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended March 31, 2023 increased $137 million or 71% to $330 million from $193 million for the three months ended March 31, 2022 due to higher pricing, higher organic sales and acquisitions, and cost savings from continuous improvement and other programs, partially offset by unfavorable commodity inflation and other inflation (primarily labor and benefits), higher level of maintenance downtime, unfavorable foreign exchange, lower open market volume and $4 million of additional impairment charges related to the Company's commitment to sell its Russian operations.

Inflation increased for the three months ended March 31, 2023 by $94 million, compared to the first three months of 2022 due to higher commodity inflation costs ($54 million), labor and benefits ($21 million) and other costs, net ($19 million). Commodity inflation was primarily due to external board ($31 million), mill chemicals ($25 million), energy ($12 million), factoring ($11 million), converting chemicals ($5 million) and other costs ($5 million) offset by secondary fiber ($21 million), freight ($10 million), and wood ($4 million).

Interest Expense, Net

Interest Expense, Net was $58 million and $42 million for the three months ended March 31, 2023 and 2022, respectively. Interest Expense, Net increased due to higher interest rates, partially offset by lower debt balances. As of March 31, 2023, approximately 35% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2023, the Company recognized Income Tax Expense of $64 million on Income before Income Taxes of $271 million. The effective tax rate for the three months ended March 31, 2023 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended March 31, 2022, the Company recognized Income Tax Expense of $46 million on Income before Income Taxes of $153 million. The effective tax rate for the three months ended March 31, 2022 was different from the statutory rate primarily due to discrete tax adjustments including tax expense of $10 million recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period.

The Company utilized its remaining U.S. federal net operating loss carryforwards during 2020. However, as a result of deductions associated with the step-up in tax basis of certain assets as a result of International Paper Company's, a New York corporation (“IP”), exit from the GPIL partnership, the Company generated a taxable loss of $564 million during 2021 that can be carried forward for U.S. federal income tax purposes indefinitely. As of December 31, 2022, the Company's remaining U.S. federal net operating loss carryforward was approximately $248 million. As such, based on the remaining net operating loss carryforward and tax credit carryforwards, which are available to offset future U.S. federal income tax, the Company expects its U.S. federal cash tax liability in 2023 to be reduced by approximately $100 million.

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

	Three Months Ended March 31,
In millions	2023	2022
NET SALES:
Paperboard Mills	$316	$296
Americas Paperboard Packaging	1,544	1,422
Europe Paperboard Packaging	532	486
Corporate/Other/Eliminations(a)	46	41
Total	$2,438	$2,245

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)(c)	$27	$11
Americas Paperboard Packaging	269	153
Europe Paperboard Packaging(d)	26	37
Corporate and Other(c)	8	(8)
Total	$330	$193
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2023 and 2022.
(c) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.
(d) Includes impairment charges of $4 million related to Russia incurred in Q1 2023. See "Note 14 - Impairment and divestiture of Russian business" in the Notes to Condensed Consolidated Financial Statements for further information.

2023 COMPARED WITH 2022

First Quarter 2023 Compared to First Quarter 2022

Paperboard Mills

Net Sales increased due to higher pricing and the Tama acquisition in Q1 2023, partially offset by lower open market volume. The Company also internalized more paperboard tons.

Income from Operations increased due to higher pricing, productivity improvements, including benefits from capital projects, partly offset by lower open market volume, higher levels of maintenance downtime, unfavorable commodity inflation, mix, and unfavorable foreign currency exchange.

Americas Paperboard Packaging

Net Sales increased due to higher pricing and new product introductions, partially offset by lower organic sales. Lower volumes in beverage, cereal and dairy were partially offset by higher volumes in foodservice and frozen pizza. In beverage, volumes decreased in big beer, craft beer and specialty beverages, offset by increases in soft drinks.

Income from Operations increased due to higher pricing and cost savings from continuous improvement and other programs partially offset by commodity inflation and other inflation (primarily labor and benefits) and higher levels of maintenance downtime. The commodity inflation was primarily due to higher prices for external board and chemicals partially offset by freight.

Europe Paperboard Packaging

Net Sales increased due to higher pricing, mix and higher organic sales driven by conversions to our fiber-based packaging solutions partially offset by unfavorable foreign currency exchange.

Income from Operations decreased due to commodity inflation primarily related to external board and energy, other inflation (primarily labor and benefits), unfavorable foreign currency exchange and additional impairment charges of $4 million related to the Company's planned divestiture of its Russian operations. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information. The decrease is partially offset by higher pricing, mix and higher organic sales.

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

Cash Flows

	Three Months Ended March 31,
In millions	2023	2022
Net Cash Provided by Operating Activities	$60	$18
Net Cash Used in Investing Activities	(273)	(195)
Net Cash Provided by Financing Activities	177	119

Net cash provided by operating activities for the first three months of 2023 totaled $60 million compared to $18 million for the same period in 2022. The favorable increase was mainly due to improved income from operations. Pension contributions for the first three months of 2023 and 2022 were $1 million and $7 million, respectively. In the first quarter of 2022, the Company made a $6 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to its U.S. defined benefit plan terminated in 2020.

Net cash used in investing activities for the first three months of 2023 totaled $273 million compared to $195 million for the same period in 2022. The Company completed the acquisition of Tama Paperboard, LLC "Tama", a CRB mill located in Tama, Iowa on January 31, 2023, from Greif Packaging LLC for approximately $100 million. For further discussion of the Company's newly acquired CRB mill, see "Note 3 - Business Combinations" in the Notes to the Condensed Consolidated Financial Statements. Capital spending was $196 million and $223 million in 2023 and 2022, respectively. For more information on the construction of the new CRB mill in Waco, Texas, refer to the Capital Investment section below. Net cash receipts related to the accounts receivable securitization and sale programs were $24 million and $29 million in 2023 and 2022, respectively.

Net cash provided by financing activities for the first three months of 2023 totaled $177 million compared to $119 million for the same period in 2022. Current year activities include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $28 million and payments on debt of $5 million. The Company also paid dividends of $31 million and withheld $20 million of shares to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year the Company also made borrowings under revolving credit facilities primarily for capital spending and interest and payments on debt of $3 million. The Company also paid dividends and distributions of $23 million and withheld $17 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

In millions	Three Months Ended March 31, 2023
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$1,851
Cost of Sales	1,401
Income from Operations	301
Net Income	190
(a) Includes Net Sales to Nonguarantor Subsidiaries of $138 million.

In millions	March 31, 2023	December 31, 2022
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,488	$1,386
Noncurrent assets	5,986	5,852
Intercompany receivables from Nonguarantor	1,391	1,399
Current liabilities	1,213	1,355
Noncurrent liabilities	6,173	5,360

Liquidity and Capital Resources

The Company expects its material cash requirements for the next nine months will be for: capital expenditures, periodic required estimated income tax payments, periodic interest and debt service payments on associated debt, as discussed in "Note 5 - Debt" of the Notes to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in "Note 6 - Leases" of the Notes to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K, and minimum purchase commitments as discussed in "Note 13 - Commitments" of the Notes to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next twelve months.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
In millions	2023	2022
Receivables Sold and Derecognized	$1,016	$737
Proceeds Collected on Behalf of Financial Institutions	917	681
Net Proceeds Received From Financial Institutions	48	64
Deferred Purchase Price at March 31(a)	9	3
Pledged Receivables at March 31	193	201
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $819 million and $753 million as of March 31, 2023 and December 31, 2022, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2023 and 2022, the Company sold receivables of $301 million and $674 million, respectively, related to these arrangements.

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company’s Condensed Consolidated Statements of Cash Flows. Accounts payable included $35 million and $34 million payable to suppliers who elected to participate in the SFP program as of March 31, 2023, and December 31, 2022, respectively.

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

Due to the completion of a material acquisition, the Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2023, the Company was in compliance with such covenant and the ratio was 2.95 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2023, the Company was in compliance with such covenant and the ratio was 8.37 to 1.00.

As of March 31, 2023, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investments in the first three months of 2023 were $181 million ($196 million was paid) compared to $125 million ($223 million was paid) in the first three months of 2022. The capital investments incurred during the first three months of 2023 were for plant, machinery, and equipment and were primarily driven by the ongoing construction of the Company's new CRB mill in Waco, Texas. For further discussion of the Company's new CRB mill and continued investments made as part of the integration of acquisitions., see "Note 13 - Exit Activities" in the Notes to the Condensed Consolidated Financial Statements. For the first three months of 2022, capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the now completed CRB paper machine in Kalamazoo, Michigan.

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During the first three months ended March 31, 2023, the Company incurred less than $1 million in costs as it relates to capitalized interest. For the three months ended March 31, 2022, $4 million in capitalized interest costs were incurred.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in the Company's 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

The Company performed its annual goodwill impairment tests as of October 1, 2022. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Europe reporting units had fair values that exceed their respective carrying values by 83% and 42%, respectively, whereas all other reporting units exceeded by more than 50%. The Foodservice and Europe reporting units had goodwill totaling $43 million and $482 million, respectively at March 31, 2023.

In the second quarter of 2022, the Company began the process of divesting its interests in its two packaging plants in Russia. The Company reviewed the goodwill assigned to these facilities for impairment and recorded a $12 million non-cash impairment charge, thereby reducing the carrying value of goodwill for these facilities to zero. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2023 is expected to be in the range of 7% to 8% of sales.

The Company also expects the following in 2023:

•Depreciation and amortization expense between $605 million and $615 million.

•Pension plan contributions between $10 million and $20 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company's 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At March 31, 2023, the Company had active interest rate swap agreements with a notional amount of $750 million expiring April 1, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2019 share repurchase program announced on January 28, 2019. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2019 share repurchase program.

During the first quarter of 2023, the Company purchased shares of its common stock under the 2019 program through a broker in the open market as follows:

Issuer Purchases of Equity Securities
Period (2023)	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program(a)
January 1, through January 31,	—	$—	67,783,149	4,940,884
February 1, through February 28,	405,000	$23.57	68,188,149	4,600,004
March 1, through March 31,	805,000	$24.29	68,993,149	3,527,835
Total	1,210,000	$24.04
(a) Based on the closing price of GPHC's common stock as of the end of each period

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to the GPI Savings Plan (as amended and restated effective January 1, 2023) dated as of March 23, 2023.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 2, 2023
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 2, 2023
Charles D. Lischer