Form 10-Q
period 2023-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2023-10-31
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of October 30, 2023, there were 306,052,865 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, pension plan contributions, costs for exit activities, the timing of the sale of its operations in Russia, capital investment, and depreciation and amortization in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2022 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2023	2022	2023	2022
Net Sales	$2,349	$2,451	$7,179	$7,054
Cost of Sales	1,799	1,940	5,563	5,715
Selling, General and Administrative	220	203	622	569
Other Expense, Net	15	6	48	6
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	28	9	62	126
Income from Operations	287	293	884	638
Nonoperating Pension and Postretirement Benefit (Expense) Income	(1)	2	(2)	5
Interest Expense, Net	(62)	(53)	(180)	(143)
Income before Income Taxes	224	242	702	500
Income Tax Expense	(54)	(49)	(175)	(134)
Net Income	$170	$193	$527	$366

Net Income Per Share — Basic	$0.55	$0.63	$1.71	$1.18
Net Income Per Share — Diluted	$0.55	$0.62	$1.70	$1.18

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$170	$—	$170
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	3	—	3
Currency Translation Adjustment	(53)	1	(52)
Total Other Comprehensive (Loss) Income, Net of Tax	(50)	1	(49)
Total Comprehensive Income	$120	$1	$121

In millions	Three Months Ended September 30, 2022
Net Income	$193
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	5
Currency Translation Adjustment	(99)
Total Other Comprehensive Loss, Net of Tax	(94)
Total Comprehensive Income	$99

	Nine Months Ended September 30, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$527	$—	$527
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	6	—	6
Pension and Postretirement Benefit Plans	1	—	1
Currency Translation Adjustment	(29)	1	(28)
Total Other Comprehensive (Loss) Income, Net of Tax	(22)	1	(21)
Total Comprehensive Income	$505	$1	$506

In millions	Nine Months Ended September 30, 2022
Net Income	$366
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	15
Pension and Postretirement Benefit Plans	(8)
Currency Translation Adjustment	(222)
Total Other Comprehensive Loss, Net of Tax	(215)
Total Comprehensive Income	$151

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$146	$150
Receivables, Net	881	879
Inventories, Net	1,741	1,606
Other Current Assets	90	71
Total Current Assets	2,858	2,706
Property, Plant and Equipment, Net	4,799	4,579
Goodwill	2,072	1,979
Intangible Assets, Net	819	717
Other Assets	357	347
Total Assets	$10,905	$10,328

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$762	$53
Accounts Payable	944	1,123
Compensation and Employee Benefits	254	295
Interest Payable	45	51
Other Accrued Liabilities	433	411
Total Current Liabilities	2,438	1,933
Long-Term Debt	4,821	5,200
Deferred Income Tax Liabilities	679	668
Accrued Pension and Postretirement Benefits	104	111
Other Noncurrent Liabilities	322	266

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 306,869,053 and 307,116,089 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Capital in Excess of Par Value	2,059	2,054
Retained Earnings	876	469
Accumulated Other Comprehensive Loss	(399)	(377)
Total Graphic Packaging Holding Company Shareholders' Equity	2,539	2,149
Noncontrolling Interest	2	1
Total Equity	2,541	2,150
Total Liabilities and Shareholders' Equity	$10,905	$10,328

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2022	307,116,089	$3	$2,054	$469	$(377)	$1	$2,150
Net Income	—	—	—	207	—	—	207
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(5)	—	(5)
Currency Translation Adjustment	—	—	—	—	24	1	25
Repurchase of Common Stock(a)	(1,210,000)	—	(7)	(22)	—	—	(29)
Dividends Declared	—	—	—	(31)	—	—	(31)
Recognition of Stock-Based Compensation, Net	—	—	(7)	—	—	—	(7)
Issuance of Shares for Stock-Based Awards	1,221,873	—	—	—	—	—	—
Balances at March 31, 2023	307,127,962	$3	$2,040	$623	$(358)	$2	$2,310
Net Income	—	—	—	150	—	—	150
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	8	—	8
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	—	(1)	(1)
Repurchase of Common Stock	(14,232)	—	—	—	—	—	—
Dividends Declared	—	—	—	(30)	—	—	(30)
Recognition of Stock-Based Compensation, Net	—	—	12	—	—	—	12
Issuance of Shares for Stock-Based Awards	89,097	—	—	—	—	—	—
Balances at June 30, 2023	307,202,827	$3	$2,052	$743	$(349)	$1	$2,450
Net Income	—	—	—	170	—	—	170
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	—	3
Currency Translation Adjustment	—	—	—	—	(53)	1	(52)
Repurchase of Common Stock(b)	(360,283)	—	(2)	(6)	—	—	(8)
Dividends Declared	—	—	—	(31)	—	—	(31)
Recognition of Stock-Based Compensation, Net	—	—	9	—	—	—	9
Issuance of Shares for Stock-Based Awards	11,803	—	—	—	—	—	—
Balances at September 30, 2023	306,854,347	$3	$2,059	$876	$(399)	$2	$2,541
(a) Includes 60,000 shares repurchased but not yet settled as of March 31, 2023.
(b) Includes 14,706 shares repurchased but not yet settled as of September 30, 2023

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893
Net Income	—	—	—	107	—	—	107
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	19	—	19
Pension and Postretirement Benefit Plans	—	—	—	—	(9)	—	(9)
Currency Translation Adjustment	—	—	—	—	(28)	—	(28)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	(8)	—	—	—	(8)
Issuance of Shares for Stock-Based Awards	1,184,737	—	—	—	—	—	—
Balances at March 31, 2022	308,288,288	$3	$2,038	$150	$(242)	$2	$1,951
Net Income	—	—	—	66	—	—	66
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(9)	—	(9)
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	(95)	—	(95)
Repurchase of Common Stock(a)	(379,000)	—	(2)	(5)	—	—	(7)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	8	—	—	—	8
Issuance of Shares for Stock-Based Awards	123,102	—	—	—	—	—	—
Balances at June 30, 2022	308,032,390	$3	$2,044	$188	$(345)	$2	$1,892
Net Income	—	—	—	193	—	—	193
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	5	—	5
Currency Translation Adjustment	—	—	—	—	(99)	—	(99)
Repurchase of Common Stock(b)	(711,765)	—	(4)	(12)	—	—	(16)
Dividends Declared	—	—	—	(23)	—	—	(23)
Recognition of Stock-Based Compensation, Net	—	—	6	—	—	—	6
Issuance of Shares for Stock-Based Awards	4,778	—	—	—	—	—	—
Balances at September 30, 2022	307,325,403	$3	$2,046	$346	$(439)	$2	$1,958
(a) Includes 32,000 shares repurchased but not yet settled as of June 30, 2022.
(b) Includes 55,000 shares repurchased but not yet settled as of September 30, 2022.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$527	$366
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	465	415
Deferred Income Taxes	18	67
Amount of Postretirement Expense Less Than Funding	(6)	(17)
Asset Impairment Charges	23	93
Other, Net	61	43
Changes in Operating Assets and Liabilities	(386)	(347)
Net Cash Provided by Operating Activities	702	620
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(575)	(429)
Packaging Machinery Spending	(17)	(16)
Acquisition of Businesses, Net of Cash Acquired	(361)	—
Beneficial Interest on Sold Receivables	110	83
Beneficial Interest Obtained in Exchange for Proceeds	(27)	(2)
Other, Net	(5)	(3)
Net Cash Used in Investing Activities	(875)	(367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(37)	(22)
Payments on Debt	(18)	(10)
Borrowings under Revolving Credit Facilities	3,631	3,166
Payments on Revolving Credit Facilities	(3,266)	(3,387)
Repurchase of Common Stock related to Share-Based Payments	(22)	(18)
Dividends Paid	(92)	(69)
Other, Net	(8)	9
Net Cash Provided by (Used In) Financing Activities	188	(331)
Effect of Exchange Rate Changes on Cash	(8)	(11)
Net Increase (Decrease) in Cash and Cash Equivalents	7	(89)
Cash and Cash Equivalents at Beginning of Period (includes $5 million classified as held for sale as of December 31, 2022)	155	172
Cash and Cash Equivalents at End of Period (includes $16 million and $1 million as classified as held for sale as of September 30, 2023 and 2022 respectively)	$162	$83

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$104	$86
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$51	$36

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

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food, foodservice, and other consumer products. The Company strives to provide its customers with innovative, fiber-based packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard facilities and global packaging network, its proprietary carton and packaging designs, and its commitment to quality, service, and environmental stewardship.

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended September 30, 2023 and 2022, the Company recognized $2,340 million and $2,445 million, respectively, of revenue from contracts with customers. For the nine months ended September 30, 2023 and 2022, the Company recognized $7,146 million and $7,035 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of September 30, 2023 and December 31, 2022, contract assets were $9 million and $8 million, respectively. The Company's contract liabilities consist principally of rebates, and as of September 30, 2023 and December 31, 2022 were $62 million and $65 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
In millions	2023	2022
Receivables Sold and Derecognized	$2,811	$2,422
Proceeds Collected on Behalf of Financial Institutions	2,697	2,230
Net Proceeds Received From Financial Institutions	59	212
Deferred Purchase Price at September 30(a)	19	7
Pledged Receivables at September 30	173	161
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $827 million and $753 million as of September 30, 2023 and December 31, 2022, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2023 and 2022, the Company sold receivables of $869 million and $824 million, respectively, under these arrangements.

Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company’s Condensed Consolidated Statements of Cash Flows. Accounts Payable included $32 million and $34 million payable to suppliers who elected to participate in the SFP program as of September 30, 2023 and December 31, 2022, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company’s Condensed Consolidated Balance Sheets were $53 million and $55 million as of September 30, 2023 and December 31, 2022, respectively.

Share Repurchases and Dividends

During the first nine months of 2023, the Company's board of directors declared three regular quarterly dividends of $0.10 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 20, 2023	March 15, 2023	April 5, 2023
May 24, 2023	June 15, 2023	July 5, 2023
July 28, 2023	September 15, 2023	October 5, 2023

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2023 share repurchase program"). The previous $500 million share repurchase program was authorized January 28, 2019 (the "2019 share repurchase program"). As of September 30, 2023, the Company has $582 million available for additional repurchases under the 2023 share repurchase program and the 2019 share repurchase program.

The following table presents the Company's share repurchases under the 2019 share repurchase program for the nine months ended September 30, 2023 and 2022 respectively:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2023	$37	1,584,515	$23.57
2022	$23	1,090,765	$20.99

Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Charges Associated with Business Combinations(a)	$1	$7	$3	$20
Shutdown and Other Special Charges(b)	1	(1)	9	1
Exit Activities(c)	24	2	41	12
Charges Associated with a Divestiture(d)	2	1	9	93
Total	$28	$9	$62	$126
(a) These costs relate to the Americraft Carton, Inc., AR Packaging Group AB, Tama Paperboard, LLC, and the Bell Incorporated acquisitions.
(b) These costs include $7 million related to the devaluation of the Nigerian Naira in June 2023.
(c) Relates to the Company's closures of its three smaller CRB mills (which includes the Tama Paperboard, LLC mill), the closures of folding carton plants, and the discontinuation of the Texarkana swing capacity project (see "Note 13 - Exit Activities").
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

During the second quarter of 2023, the Company announced the closure of three packaging facilities by the end of 2023. Production from these plants will be consolidated into other carton plants. Charges associated with these plant closures are included in Exit Activities in the table above. For more information, see "Note 13 - Exit Activities."

On September 8, 2023, the Company completed the acquisition of Bell Incorporated ("Bell"), an independent packaging company for $264 million, subject to customary working capital adjustments. The acquisition included three packaging facilities located in South Dakota and Ohio and is reported within the Americas Paperboard Packaging reportable segment. Charges Associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see "Note 3 - Business Combinations".

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the third quarter of 2023, the Company decided to discontinue its previously announced project in Texarkana to modify an existing paper machine to add swing capacity between SBS and CUK in order to focus growth investments in the strategic expansion of coated recycled paperboard capacity. Through September 30, 2023, the Company incurred charges of $14 million related to the write-off of assets, which were primarily engineering, permitting, and consulting costs for this project. Charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 13 - Exit Activities."

During the third quarter of 2023, the Company decided to permanently decommission the K3 CRB machine in Kalamazoo, Michigan as part of its CRB network optimization plan that the Company initiated in 2019. As of September 30, 2023, the Company incurred charges of $20 million related to the write-off of inventory and accelerated depreciation for the assets included in Costs of Good Sold on the Company’s Condensed Consolidated Statements of Operations. The Company expects to incur additional charges of $5 million to $10 million as it relates to the dismantling of the K3 CRB machine through 2023.

2022

In March 2022, the Company announced its decision to close the Norwalk, Ohio packaging facility and closed the facility in September 2022. Charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 13 - Exit Activities."

In 2022, the Company began the process of divesting its interests in its two packaging facilities in Russia (the “Disposal Group”). Impairment charges associated with this divestiture are included in the table above for the three and nine months ended September 30, 2022 and 2023. For more information, see "Note 14 - Impairment and Divestiture of Russian Business."

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

Accounting Standards Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The Company is continuing to evaluate the impact of this ASU.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2023	December 31, 2022
Finished Goods	$618	$515
Work in Progress	212	218
Raw Materials	653	645
Supplies	258	228
Total	$1,741	$1,606

NOTE 3 — BUSINESS COMBINATIONS

Bell Incorporated

On September 8, 2023, the Company completed the acquisition of Bell Incorporated ("Bell"), adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $264 million, subject to customary working capital adjustments, using existing cash and borrowings under its revolving credit facility. The acquisition is reported within the Americas Paperboard Packaging reportable segment.

The preliminary purchase price allocation as of September 30, 2023 is as follows:

In millions	Amounts Recognized as of Acquisition Date
Purchase Price	$264

Cash & Cash Equivalents	3
Receivables, Net	19
Inventories, Net	17
Property, Plant and Equipment	30
Intangible Assets(a)	159
Other Assets	14
Total Assets Acquired	242
Current Liabilities	11
Other Noncurrent Liabilities	12
Total Liabilities Assumed	23
Net Assets Acquired	219
Goodwill	45
Purchase Consideration Transferred	$264
(a) Intangible Assets consists of Customer Relationships with a weighted average life of approximately 15 years.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes. The allocation of the purchase price remains preliminary and is subject to further adjustments in subsequent periods, pending additional refinement and completion of valuations, including but not limited to valuations of property and equipment, customer relationships and other intangible assets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	September 30, 2023	December 31, 2022
Short-Term Borrowings	$17	$16
Current Portion of Finance Lease Obligations	8	11
Current Portion of Long-Term Debt(a)	737	26
Total Short-Term Debt and Current Portion of Long-Term Debt	$762	$53
(a) Includes the 0.821% and 4.125% Senior Notes due 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	September 30, 2023	December 31, 2022
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.13%, payable in 2024(b)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.79%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.65%, payable in 2029(a)	307	311
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.79%, payable in 2030(a)	400	400
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(a)	107	108
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (6.57% at September 30, 2023), effective rate of 6.59%, payable in 2028(a)	250	250
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (6.33% at September 30, 2023) payable through 2026(a)	515	529
Senior Secured Term Loan Facility (€206 million) with interest payable at various dates at floating rates (5.03% at September 30, 2023) payable through 2026(a)	218	225
Senior Secured Revolving Credit Facilities with interest payable at floating rates (6.90% at September 30, 2023) payable in 2026(a)(c)	997	634
Finance Leases and Financing Obligations	162	170
Other	10	15
Total Long-Term Debt Including Current Portion	5,591	5,267
Less: Current Portion	745	37
Total Long-term Debt Excluding Current Portion	4,846	5,230
Less: Unamortized Debt Deferred Issuance Costs	25	30
Total Long-Term Debt	$4,821	$5,200
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 6.50% and 3.52% as of September 30, 2023 and December 31, 2022, respectively.

2023

On February 7, 2023, Graphic Packaging International, LLC, a Delaware limited liability company and a direct subsidiary of GPIP (“GPIL”) entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provides for a future replacement floating interest rate benchmark (the Canadian Overnight Repo Rate Average “CORRA”) to take effect upon the cessation of the Canadian Dollar Offered Rate (“CDOR”) for Canadian Dollar borrowings under the domestic revolving credit facility. The Third Amendment also modified the borrowing mechanics for certain term Secured Overnight Financing Rate ("SOFR") loans under the domestic revolving line of credit.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2023, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,850	$897	$948
Senior Secured International Revolving Credit Facility	191	100	91
Other International Facilities	55	27	28
Total	$2,096	$1,024	$1,067
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $5 million as of September 30, 2023. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2023 and 2024 unless extended.

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

As of September 30, 2023, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of September 30, 2023, there were 8.8 million shares remaining available to be granted under the 2014 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan and related RSU grant agreements, RSUs granted to employees generally vest and become payable in three years from the date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest. RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. Stock awards issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and Stock Awards granted in the first nine months of 2023 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,768,346	$23.75
Stock Awards - Board of Directors	25,588	$25.01

During the nine months ended September 30, 2023 and 2022, $36 million and $24 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2023 and 2022, 1.4 million and 1.2 million shares were issued, respectively. The shares issued were primarily related to RSUs granted to employees during 2020 and 2019.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022	2023	2022	2023	2022
Components of Net Periodic Cost:
Service Cost	$2	$3	$6	$10	$—	$—	$—	$—
Interest Cost	5	3	16	9	1	—	1	—
Expected Return on Plan Assets	(5)	(6)	(17)	(17)	—	—	—	—
Amortization:
Actuarial Loss (Gain)	1	1	4	3	(1)	—	(2)	—
Net Periodic Cost (Benefit)	$3	$1	$9	$5	$—	$—	$(1)	$—

Employer Contributions

The Company made $13 million and $21 million of contributions to its pension plans during the first nine months of 2023 and 2022, respectively. In the first quarter of 2022, the Company made a $6 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to the U.S. defined benefit plan terminated in 2020. The Company expects to make contributions in the range of $10 million to $20 million for the full year of 2023.

The Company also made postretirement health care benefit payments of $1 million during the first nine months of 2023 and 2022. For the full year 2023, the Company expects to make approximately $2 million in contributions to its postretirement health care plans.

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

The following table summarizes the Company's current interest rate swap positions as of September 30, 2023:

Start	End	Notional Amount (In Millions)	Weighted Average Interest Rate
04/03/2023	04/01/2024	$750	4.71%

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first nine months of 2023, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

As discussed in "Note 8 - Income Taxes", a $10 million expense was recorded in the second quarter of 2022 to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of interest rate swaps that occurred in January 2022.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 57% and 40% of its expected natural gas usage for the remainder of 2023 and 2024, respectively.

During the first nine months of 2023 and 2022, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2023 and December 31, 2022, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2023 and December 31, 2022, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2023 and December 31, 2022, had net notional amounts totaling $152 million and $111 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of September 30, 2023, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of September 30, 2023 and December 31, 2022, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheet of $4 million and $12 million, respectively.

The fair values of the Company’s other financial assets and liabilities at September 30, 2023 and December 31, 2022 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,109 million and $4,749 million as compared to the carrying amounts of $5,429 million and $5,097 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,		September 30,
In millions	2023	2022	2023	2022		2023	2022	2023	2022
Commodity Contracts	$3	$(10)	$22	$(10)	Cost of Sales	$7	$(5)	$27	$(11)
Interest Rate Swap Agreements	1	—	(2)	—	Interest Expense, Net	(1)	—	(2)	—
Total	$4	$(10)	$20	$(10)	Total	$6	$(5)	$25	$(11)

At September 30, 2023, the Company expects to reclassify $4 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2023	2022	2023	2022
Foreign Currency Contracts	Other Expense (Income), Net	$(6)	$(9)	$(10)	$(18)

NOTE 8 — INCOME TAXES

During the nine months ended September 30, 2023, the Company recognized Income Tax Expense of $175 million on Income before Income Taxes of $702 million. The effective tax rate for the nine months ended September 30, 2023 is different from the statutory rate primarily due to the tax impact of the charges associated with the planned divestiture of the Company’s operations in Russia that result in no corresponding tax benefit, a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period, U.S. federal provision to return true up tax benefits of $3 million, an increase in the Company’s valuation allowance against a portion of its net deferred tax assets in Sweden, a decrease in the Company’s valuation allowance against the net deferred tax assets in the Netherlands, and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

During the nine months ended September 30, 2022, the Company recognized Income Tax Expense of $134 million on Income before Income Taxes of $500 million. The effective tax rate for the nine months ended September 30, 2022 was different from the statutory rate primarily due to the discrete tax impact of the charges associated with the divestiture of the Company’s Russia business that results in no corresponding tax benefit. Additional discrete tax adjustments were recorded during the period, including tax benefits of $7 million associated with the recognition of differences between the Company’s outside tax basis in its investment in GPIP and the Company’s inside tax basis in individual assets and liabilities due to the internal restructuring completed during the period, provision to return true-up tax benefits of $2 million, a tax benefit of $2 million related to the remeasurement of deferred taxes due to state law changes, tax expense of $10 million recorded to release the lingering tax expense remaining in Other Comprehensive Income after the settlement of certain swaps, and a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period. In addition, the recognition of deferred tax assets and liabilities on unrealized foreign currency activity related to intercompany loans where the entity’s functional currency and the loan denomination currency are different than the tax reporting currency resulted in a decrease in the effective tax rate for the period.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
NET SALES:
Paperboard Mills	$236	$345	$804	$933
Americas Paperboard Packaging	1,569	1,577	4,684	4,533
Europe Paperboard Packaging	498	488	1,553	1,467
Corporate/Other/Eliminations(a)	46	41	138	121
Total	$2,349	$2,451	$7,179	$7,054

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills(b)(c)	$(36)	$12	$(42)	$17
Americas Paperboard Packaging(b)(c)	286	229	829	589
Europe Paperboard Packaging(d)	38	40	85	31
Corporate and Other(c)	(1)	12	12	1
Total	$287	$293	$884	$638

DEPRECIATION AND AMORTIZATION:
Paperboard Mills(b)	$74	$60	$221	$183
Americas Paperboard Packaging(b)	50	43	139	129
Europe Paperboard Packaging	27	27	81	84
Corporate and Other	10	7	24	19
Total	$161	$137	$465	$415
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2023 and 2022 (see "Note 13 - Exit Activities").
(c) Includes expenses related to business combinations, shutdown and other special charges, and exit activities (see "Note 1 - General Information").
(d) Includes impairment charges related to Russia (see "Note 14 - Impairment and Divestiture of Russian Business").

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2023	2022	2023	2022
Net Income	$170	$193	$527	$366
Weighted Average Shares:
Basic	308.3	308.8	308.4	308.9
Dilutive Effect of RSUs	0.9	0.8	0.9	0.8
Diluted	309.2	309.6	309.3	309.7
Earnings Per Share — Basic	$0.55	$0.63	$1.71	$1.18
Earnings Per Share — Diluted	$0.55	$0.62	$1.70	$1.18

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the nine months ended September 30, 2023:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2022	$(4)	$(103)	$(270)	$(377)
Other Comprehensive (Loss) before Reclassifications	(13)	(1)	(28)	(42)
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	19	2	—	21
Net Current-period Other Comprehensive Income (Loss)	6	1	(28)	(21)
Less:
Net Current-period Other Comprehensive (Income) Attributable to Noncontrolling Interest	—	—	(1)	(1)
Balance at September 30, 2023	$2	$(102)	$(299)	$(399)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the nine months ended September 30, 2023:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$27		Cost of Sales
Interest Rate Swap Agreements	(2)		Other Expense, Net
	25		Total before Tax
	(6)		Tax (Benefit)
	$19		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$4	(a)
	4		Total before Tax
	(1)		Tax (Benefit)
	$3		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(2)	(a)
	(2)		Total before Tax
	1		Tax Expense
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$21		Total Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 6 - Pensions and Other Postretirement Benefits").

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — EXIT ACTIVITIES

2023

On February 7, 2023, the Company announced its plan to invest approximately $1 billion in a new CRB mill in Waco, Texas. In conjunction with this project, the Company announced the closure of three smaller CRB mills to manage capacity while lowering costs. The costs associated with these exit activities are included in the table below for the three and nine months ended September 30, 2023.

In the second quarter of 2023, the Company announced its decision to accelerate the closure of one of these three CRB mills that is in Tama, Iowa and closed the facility in the second quarter of 2023. The costs associated with this closure are included in the table below for the three and nine months ended September 30, 2023.

During the second quarter of 2023, the Company announced the closure of three packaging facilities by the end of 2023. Production from these facilities will be consolidated into our existing packaging network. The costs associated with these exit activities are included in the table below for the three and nine months ended September 30, 2023.

During the third quarter of 2023, the Company decided to discontinue the project in Texarkana to modify an existing paper machine to add swing capacity between SBS and CUK in order to focus growth investments in the strategic expansion of coated recycled paperboard capacity. Through September 30, 2023, the Company incurred charges of $14 million related to the write-off of assets, which were primarily engineering, consulting, and permitting costs for this project. The costs associated with this project are included in the table below for the three and nine months ended September 30, 2023.

2022

In March 2022, the Company announced its decision to close the Norwalk, Ohio packaging facility and closed the facility in September 2022. The Company incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance Costs and Other line item in the table below for the three and nine months ended September 30, 2022.

During 2019, the Company announced its plans to invest in a new CRB paper machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller CRB mills. In the second quarter of 2022, the Company closed the Battle Creek, MI CRB mill. The Company incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance costs and other line item in the table below for the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2023 and 2022, the Company recorded $80 million and $19 million of exit costs, respectively, associated with these restructurings. The following table summarizes the costs incurred during the three and nine months ended September 30, 2023 and 2022 related to these restructurings:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Location in Statement of Operations	2023	2022	2023	2022
Severance Costs and Other(a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$8	$—	$20	$1
Asset Write-Offs and Start-Up Costs(b)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	16	2	21	11
Accelerated Depreciation	Cost of Sales	7	—	39	7
Total		$31	$2	$80	$19
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see "Note 1 - Business Combinations, Shutdown and Other Special Charges and Exit Activities, net").
(b) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2022	$1
Costs Incurred	20
Payments	(4)
Adjustments(a)	(1)
Balance at September 30, 2023	$16
(a) Adjustments related to changes in estimates of severance costs.

Due to the closure of Tama in the second quarter of 2023, the Company incurred charges for post-employment benefits, retention bonuses and incentives of $3 million, and accelerated depreciation and inventory and asset write-offs of $27 million through September 30, 2023. No further charges or accelerated depreciation are expected related to Tama.

In addition, due to the expected closures of the additional two CRB mills, the Company incurred charges for post-employment benefits, retention bonuses and incentives of $11 million, and accelerated depreciation and inventory and asset write-offs of $4 million through September 30, 2023. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $20 million to $25 million and for accelerated depreciation and inventory and asset write-offs in the range of $15 million to $20 million through 2026.

Due to the expected closures of the folding carton plants, the Company incurred charges for post-employment benefits, retention bonuses and incentives of $5 million, and accelerated depreciation and inventory and asset write-offs of $8 million through September 30, 2023. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $5 million to $10 million and for accelerated depreciation and inventory and asset write-offs in the range of $8 million to $10 million through 2023.

Additionally, the Company has incurred start-up charges for the new CRB mill in Waco of $1 million through September 30, 2023. The Company expects to incur total start-up charges of approximately $25 million to $30 million for the new CRB mill through 2026.

NOTE 14 — IMPAIRMENT AND DIVESTITURE OF RUSSIAN BUSINESS

In 2022, the Company began the process of the divesting its interests in two packaging facilities in Russia, which met the criteria to be considered a business, through a sale of 100% of the Disposal Group’s outstanding shares. The Company expects the sale to be completed in 2023. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of September 30, 2023.

The carrying value of the net assets held for sale, inclusive of the cumulative translation adjustment balance attributable to the business, was greater than their fair value, less costs to sell, resulting in a pre-tax cumulative loss of $93 million (including $2 million of impairment charges incurred in Q3 2023), which is included in the Business, Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statement of Operations in 2022 and 2023. The assets related to the sale, inclusive of the valuation allowance, and liabilities related to the sale were classified as Other Current Assets and Other Accrued Liabilities, respectively, within the Condensed Consolidated Balance Sheet as of September 30, 2023. Excluded from the assets classified as held for sale within the Condensed Consolidated Balance Sheet is an intercompany note receivable totaling $32 million from the Company to the Disposal Group. The intercompany note will be sold as part of the transaction and, thus, should be considered when calculating the carrying value of the Disposal Group and the allowance to adjust the carrying value to the fair value less costs to sell. Upon consummation of the sale of the Disposal Group, the Company will reclassify this note from intercompany to the applicable liability line item in the Condensed Consolidated Balance Sheet as it will represent a liability to an external third party. The cumulative translation adjustment attributable to the business of $5 million is included within Accumulated Other Comprehensive Loss within the Condensed Consolidated Balance Sheet as of September 30, 2023. Goodwill totaling $12 million associated with the Disposal Group was determined to be impaired in 2022.

As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations. The Company will continue to evaluate the Disposal Group for future impairments until it is sold. The Disposal Group is reported within the Europe Paperboard Packaging segment.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s assets and liabilities held for sale by major class:

In millions	September 30, 2023
Cash and Cash Equivalents	$16
Receivables, Net	14
Inventories, Net	11
Property, Plant and Equipment, Net	23
Intangible Assets, Net	14
Other Assets	2
Assets Held for Sale	80
Valuation Allowance to Adjust Carrying Value of Russian Operations to Fair Value Less Costs to Sell	(93)
Total Assets Held for Sale, Net Included in Other Current Assets	$(13)
Accounts Payable	4
Other Accrued Liabilities	2
Deferred Income Tax Liabilities	7
Total Liabilities Held for Sale Included in Other Accrued Liabilities	$13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢    Overview of Business

➢    Overview of Third Quarter 2023 Results

➢    Results of Operations

➢    Financial Condition, Liquidity and Capital Resources

➢    Critical Accounting Policies

➢    New Accounting Standards

➢    Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of recyclable, fiber-based consumer packaging solutions. To achieve this objective, the Company offers customers its cartons, foodservice containers, cups, lids, paperboard and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Packaging offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated recycled paperboard ("CRB"), coated unbleached kraft paperboard ("CUK") and solid bleached sulfate paperboard ("SBS"). Innovative designs and combinations of paperboard, films, foils, metallization, holographic and embossing are customized to the individual needs of the customers.

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

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, factoring, depreciation expense and labor. Costs increased for the nine months ended September 30, 2023 by $149 million, compared to the first nine months of 2022 due to higher commodity inflation costs ($18 million), labor and benefits ($74 million) and other costs, net ($57 million). Commodity inflation was primarily due to external board ($53 million), mill chemicals ($40 million), factoring ($32 million), converting chemicals ($5 million), and other costs ($15 million) offset by secondary fiber ($56 million), energy ($32 million), freight ($26 million), and wood ($13 million). Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2023 and 2024. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control. The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control, such as the conflict between Russia and Ukraine. As a result of such global events, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. Global events may result in supply chain and transportation disruptions to and from facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, these global events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. During 2022, the Company began the process of selling its interests in its two packaging facilities in Russia, which it expects to be completed in 2023. The Company is adhering to all U.S., U.K., and EU sanctions. For the nine months ended September 30, 2023, the Company's Russian Operations provided approximately 1% of the Company’s Net Sales and less than 1% of the Company's EBITDA. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information and Part I, "Item 1A., Risk Factors" of the Company's 2022 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

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

In addition, the Company’s sales are driven by consumer buying habits in the markets its customers serve. The Company has historically reported net organic sales growth supported by its introduction of new packaging products to meet the consumers' desire for recyclable, fiber-based packaging solutions. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers can also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $5,608 million of outstanding debt obligations as of September 30, 2023. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. The Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended, the "Current Credit Agreement") and the indentures governing the 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF THIRD QUARTER 2023 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended September 30, 2023 decreased $102 million or 4% to $2,349 million from $2,451 million for the three months ended September 30, 2022 due to lower organic sales and lower volume of open market sales partially offset by higher pricing, new product introductions and favorable foreign exchange.

•Income from Operations for the three months ended September 30, 2023 decreased $6 million or 2% to $287 million from $293 million for the three months ended September 30, 2022 due to accelerated depreciation and charges related to the Company's decision to decommission its K3 CRB machine in Kalamazoo, Michigan and the discontinuation of the Texarkana swing capacity project, unfavorable other inflation (primarily labor and benefits), higher level of market downtime, lower open market volume, lower organic sales, accelerated depreciation related to the closure of two smaller CRB mills, charges related to the closures of folding carton plants, and additional impairment charges related to the Company's commitment to sell its Russian operations, partially offset by higher pricing, cost savings from continuous improvement and other programs, new product introductions, favorable commodity deflation and favorable foreign exchange.

Acquisitions and Dispositions

•In January 2023, the Company completed the acquisition of Tama Paperboard, LLC ("Tama"), a CRB mill located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million. It is reported within the Paperboard Mills reportable segment. Subsequently, in the second quarter of 2023, the Company closed this facility.

•During the second quarter of 2023, the Company announced the closure of three packaging facilities by the end of 2023. Production from these facilities will be consolidated into other carton plants.

•On September 8, 2023, the Company completed the acquisition of Bell Incorporated ("Bell"), adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $264 million. Bell is reported within the Americas Paperboard Packaging reportable segment.

•During the third quarter of 2023, the Company announced its decision to permanently decommission the K3 CRB machine in Kalamazoo, Michigan as part of its CRB network optimization plan that the Company initiated in 2019.

•During the third quarter of 2023, the Company decided to discontinue the project in Texarkana to modify an existing paper machine to add swing capacity between SBS and CUK in order to focus growth investments in the strategic expansion of coated recycled paperboard capacity.

•In May 2022, the Company committed to sell its two packaging facilities in Russia and classified the facilities as held for sale resulting in cumulative impairment charges of $105 million in 2022 and 2023, including $12 million of goodwill impairment.

•In May 2022, the Company closed the Battle Creek, MI CRB mill.

•In September 2022, the Company closed its Norwalk, Ohio packaging facility, which it had announced to close in March 2022.

Share Repurchases and Dividends

•On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2023 share repurchase program"). The previous $500 million share repurchase program was authorized on January 28, 2019 (the "2019 share repurchase program"). During the first nine months of 2023, the Company repurchased 1,584,515 shares of its common stock at an average price of $23.57, all under the 2019 share repurchase program. During the first nine months of 2022, the Company repurchased 1,090,765 shares of its common stock at an average price of $20.99 under the 2019 share repurchase program. As of September 30, 2023, the Company has $582 million available for additional repurchases under the 2023 share repurchase program and the 2019 share repurchase program.

•On July 28, 2023, the Company's board of directors declared a regular quarterly dividend of $0.10 per share of common stock payable on October 5, 2023 to shareholders of record as of September 15, 2023.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net Sales	$2,349	$2,451	$7,179	$7,054
Income from Operations	287	293	884	638
Nonoperating Pension and Postretirement Benefit Income (Expense)	(1)	2	(2)	5
Interest Expense, Net	(62)	(53)	(180)	(143)
Income before Income Taxes	224	242	702	500
Income Tax Expense	(54)	(49)	(175)	(134)
Net Income	$170	$193	$527	$366

THIRD QUARTER 2023 COMPARED WITH THIRD QUARTER 2022

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2022	Price	Volume/Mix	Exchange	2023	Decrease	Percent Change
Consolidated	$2,451	$92	$(223)	$29	$2,349	$(102)	(4)%

The Company’s Net Sales for the three months ended September 30, 2023 decreased by $102 million or 4% to $2,349 million from $2,451 million for the three months ended September 30, 2022 due to lower organic sales and lower volumes of open market sales partially offset by higher pricing, new product introductions, favorable foreign exchange, primarily the Euro, British Pound, Mexican Peso, offset by the Canadian dollar, Australian Dollar and Japanese Yen, and the acquisition of Bell Incorporated in September 2023. Core packaging volumes were lower in beverage, cereal, dry foods, frozen foods, dairy, pet care, frozen pizza, healthcare, and convenience partially offset by higher packaging volumes in foodservice.

Income from Operations

The components of the change in Income from Operations are as follows:

	Three Months Ended September 30,
		Variances
In millions	2022	Price	Volume/Mix	Inflation	Exchange	Other (a)	2023	Decrease	Percent Change
Consolidated	$293	$92	$(66)	$(11)	$3	$(24)	$287	$(6)	(2)%
(a) Includes the Company's cost reduction initiatives, market downtime costs, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended September 30, 2023 decreased $6 million or 2% to $287 million from $293 million for the three months ended September 30, 2022 due to accelerated depreciation and charges related to the Company's decision to decommission its K3 CRB machine in Kalamazoo, Michigan and the discontinuation of the Texarkana swing capacity project, unfavorable other inflation (primarily labor and benefits), higher level of market downtime, lower open market volume, lower organic sales, accelerated depreciation related to the closure of two smaller CRB mills, charges related to the closures of folding carton plants (refer to "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information), and additional impairment charges related to the Company's commitment to sell its Russian operations, partially offset by higher pricing, cost savings from continuous improvement and other programs, new product introductions, favorable commodity deflation and favorable foreign exchange.

Inflation increased for the three months ended September 30, 2023 by $11 million, compared to the three months ended September 30, 2022 due to increased labor and benefits ($22 million) and other costs, net ($21 million), offset by commodity deflation costs ($32 million). Commodity deflation was primarily due to energy ($24 million), secondary fiber ($14 million), freight ($8 million), wood ($4 million), and converting chemicals ($1 million) offset by factoring ($10 million), external board ($4 million), mill chemicals ($2 million), and other costs ($3 million).

Interest Expense, Net

Interest Expense, Net was $62 million and $53 million for the three months ended September 30, 2023 and 2022, respectively. Interest Expense, Net increased due to higher interest rates, partially offset by lower debt balances. As of September 30, 2023, approximately 23% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2023, the Company recognized Income Tax Expense of $54 million on Income before Income Taxes of $224 million. The effective tax rate for the three months ended September 30, 2023 is different from the statutory rate primarily due to the tax impact of the charges associated with the planned divestiture of the Company’s operations in Russia that results in no corresponding tax benefit, U.S. federal provision to return true up tax benefits of $3 million, decrease in the Company's valuation allowance against the net deferred tax assets in the Netherlands and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended September 30, 2022, the Company recognized Income Tax Expense of $49 million on Income before Income Taxes of $242 million. The effective tax rate for the three months ended September 30, 2022 was different from the statutory rate primarily due to discrete tax benefits of $7 million associated with the recognition of differences between the Company’s outside tax basis in its investment in GPIP and the Company’s inside tax basis in individual assets and liabilities due to the internal restructuring that was completed during the quarter, and provision to return tax benefits of $2 million. In addition, the recognition of deferred tax assets and liabilities on unrealized FX activity related to intercompany loans where the entity functional currency and the loan denomination is different than the tax reporting currency, resulted in an increase in the effective tax rate for the period.

Based on the final 2022 U.S. federal income tax return, the Company's remaining U.S. federal net operating loss carryforward was approximately $292 million. As such, based on the remaining net operating loss carryforward as well as tax credit carryforwards, which are available to offset future U.S. federal income tax, the Company expects its U.S. federal cash tax liability in 2023 to be reduced by approximately $112 million.

FIRST NINE MONTHS OF 2023 COMPARED WITH FIRST NINE MONTHS OF 2022

Net Sales

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2022	Price	Volume/Mix	Exchange	2023	Increase	Percent Change
Consolidated	$7,054	$516	$(382)	$(9)	$7,179	$125	2%

The Company’s Net Sales for the nine months ended September 30, 2023 increased by $125 million or 2% to $7,179 million from $7,054 million for the nine months ended September 30, 2022 due to higher pricing and new product introductions partially offset by lower volumes of open market sales, lower organic sales and unfavorable foreign exchange, primarily the Canadian dollar, Australian Dollar and Japanese Yen partially offset by the Mexican Peso. Core packaging volumes were lower in beverage, cereal, dry foods, frozen foods, dairy, convenience, and healthcare partially offset by higher packaging volumes in foodservice, frozen pizza, tissue and beauty.

Income from Operations

The components of the change in Income from Operations are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2022	Price	Volume/Mix	Inflation	Exchange	Other (a)	2023	Increase	Percent Change
Consolidated	$638	$516	$(137)	$(149)	$(15)	$31	$884	$246	39%
(a) Includes the Company's cost reduction initiatives, market downtime costs, planned mill maintenance costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the nine months ended September 30, 2023 increased $246 million or 39% to $884 million from $638 million for the nine months ended September 30, 2022 due to higher pricing, cost savings from continuous improvement and other programs and new product introductions partially offset by lower open market volume, unfavorable commodity inflation and other inflation (primarily labor and benefits), higher level of maintenance and market downtime, unfavorable foreign exchange, lower organic sales, accelerated depreciation related to the closure of three smaller CRB mills, charges related to the closures of folding carton plants (refer to "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information) and accelerated depreciation and charges related to the Company's decision to decommission its K3 CRB machine in Kalamazoo, Michigan and the discontinuation of the Texarkana swing capacity project during the third quarter of 2023. Income from Operations also increased due to a reduction in impairment charges in the first nine months of 2023 compared to 2022 related to the Company's planned divestiture of its Russian operations. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information.

Inflation increased for the nine months ended September 30, 2023 by $149 million, compared to the first nine months of 2022 due to higher commodity inflation costs ($18 million), labor and benefits ($74 million) and other costs, net ($57 million). Commodity inflation was primarily due to external board ($53 million), mill chemicals ($40 million), factoring ($32 million), converting chemicals ($5 million), and other costs ($15 million) offset by secondary fiber ($56 million), energy ($32 million), freight ($26 million), and wood ($13 million).

Interest Expense, Net

Interest Expense, Net was $180 million and $143 million for the nine months ended September 30, 2023 and 2022, respectively. Interest Expense, Net increased due to higher interest rates, partially offset by lower debt balances.

Income Tax Expense

During the nine months ended September 30, 2023, the Company recognized Income Tax Expense of $175 million on Income before Income Taxes of $702 million. The effective tax rate for the nine months ended September 30, 2023 is different from the statutory rate primarily due to the tax impact of the charges associated with the planned divestiture of the Company’s operations in Russia that result in no corresponding tax benefit, a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period, U.S. federal provision to return true up tax benefits of $3 million, an increase in the Company's valuation allowance against a portion of its net deferred tax assets in Sweden along with a decrease in the Company's valuation allowance against the net deferred tax assets in the Netherlands, and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

Segment Reporting

The Company has three reportable segments as follows:

Paperboard Mills includes the seven North American paperboard mills that produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard to external customers only. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
NET SALES:
Paperboard Mills	$236	$345	$804	$933
Americas Paperboard Packaging	1,569	1,577	4,684	4,533
Europe Paperboard Packaging	498	488	1,553	1,467
Corporate/Other/Eliminations(a)	46	41	138	121
Total	$2,349	$2,451	$7,179	$7,054

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills(b)(c)	$(36)	$12	$(42)	$17
Americas Paperboard Packaging(b)(c)	286	229	829	589
Europe Paperboard Packaging(d)	38	40	85	31
Corporate and Other(c)	(1)	12	12	1
Total	$287	$293	$884	$638
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

2023 COMPARED WITH 2022

Third Quarter 2023 Compared to Third Quarter 2022

Paperboard Mills

Net Sales decreased due to lower open market volume partially offset by higher pricing.

Income from Operations decreased due to lower open market volume, higher levels of market downtime, accelerated depreciation related to the closure of two smaller CRB mills (refer to "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information), and accelerated depreciation and charges related to the Company's decision to decommission its K3 CRB machine in Kalamazoo, Michigan and the discontinuation of the Texarkana swing capacity project. The decrease is partially offset by higher pricing, favorable commodity deflation and productivity improvements, including benefits from capital projects.

Americas Paperboard Packaging

Net Sales decreased due to lower organic sales, partially offset by higher pricing, new product introductions driven by conversions to our fiber-based packaging solutions and the acquisition of Bell Incorporated in September 2023. Lower packaging volumes in beverage, cereal, dry foods, frozen foods, dairy, pet care, and frozen pizza were partially offset by higher packaging volumes in foodservice. In beverage, packaging volumes decreased in big beer and soft drinks partially offset by increased volumes in craft beer and specialty beverages.

Income from Operations increased due to higher pricing and cost savings from continuous improvement and other programs partially offset by inflation (primarily labor and benefits and other costs offset by commodity deflation), higher levels of market downtime and charges related to the closure of folding carton plants (refer to "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information). The commodity deflation was primarily due to energy, secondary fiber, freight and wood offset by factoring and external board.

Europe Paperboard Packaging

Net Sales increased due to higher pricing, mix and new product introductions driven by conversions to our fiber-based packaging solutions, and favorable foreign currency exchange partially offset by lower packaging volumes in food, beverage, and healthcare partially offset by higher foodservice sales.

Income from Operations decreased due to commodity inflation primarily related to energy and external board, other inflation (primarily labor and benefits), and lower organic sales partially offset by higher pricing and cost savings from continuous improvement and other programs. Income from Operations also decreased due to an increase in impairment charges in the third quarter of 2023 compared to 2022 related to the Company's planned divestiture of its Russian operations. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information.

First Nine Months of 2023 Compared to First Nine Months of 2022

Paperboard Mills

Net Sales decreased due to lower open market volume partially offset by higher pricing.

Income from Operations decreased due to lower open market volume, higher levels of maintenance and market downtime, accelerated depreciation related to the closure of the three CRB mills (refer to "Note 13 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information), other inflation (primarily labor and benefits) and accelerated depreciation and charges related to the Company's decision to decommission its K3 CRB machine and the discontinuation of the Texarkana swing capacity project. The decrease is partially offset by higher pricing, productivity improvements, including benefits from capital projects, and commodity deflation, primarily secondary fiber, energy, wood and freight partially offset by chemicals.

Americas Paperboard Packaging

Net Sales increased due to higher pricing and new product introductions driven by conversions to our fiber-based packaging solutions and the acquisition of Bell Incorporated in September 2023, partially offset by lower organic sales. Lower packaging volumes in beverage, cereal, dry foods, frozen foods, and dairy were partially offset by higher packaging volumes in foodservice, frozen pizza and tissue. In beverage, packaging volumes decreased in big beer, craft beer, specialty beverages and soft drinks.

Income from Operations increased due to higher pricing and cost savings from continuous improvement and other programs, partially offset by commodity inflation and other inflation (primarily labor and benefits) and higher levels of maintenance and market downtime. The commodity inflation was primarily due to higher prices for external board, chemicals, and factoring partially offset by secondary fiber, energy, freight and wood.

Europe Paperboard Packaging

Net Sales increased due to higher pricing, mix, new product introductions driven by conversions to our fiber-based packaging solutions partially offset by unfavorable foreign currency exchange and lower organic sales in beverage, convenience, healthcare and food partially offset by higher volumes in foodservice and beauty.

Income from Operations increased due to higher pricing and cost savings from continuous improvement and other programs partially offset by commodity inflation primarily related to external board and energy, other inflation (primarily labor and benefits), unfavorable foreign currency exchange and lower organic sales. Income from Operations also increased due to a reduction in impairment charges in the first nine months of 2023 compared to 2022 related to the Company's planned divestiture of its Russian operations. Refer to "Note 14 - Impairment and Divestiture of Russian Business" in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Cash Flows

	Nine Months Ended September 30,
In millions	2023	2022
Net Cash Provided by Operating Activities	$702	$620
Net Cash Used in Investing Activities	(875)	(367)
Net Cash Provided by (Used In) Financing Activities	188	(331)

Net cash provided by operating activities for the first nine months of 2023 totaled $702 million compared to $620 million for the same period in 2022. The favorable increase was mainly due to an increase in income from operations offset by higher levels of working capital. Pension contributions for the first nine months of 2023 and 2022 were $13 million and $21 million, respectively. In the first quarter of 2022, the Company made a $6 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to its U.S. defined benefit plan terminated in 2020.

Net cash used in investing activities for the first nine months of 2023 totaled $875 million compared to $367 million for the same period in 2022. The Company completed the acquisition of Tama, a CRB mill located in Tama, Iowa on January 31, 2023, from Greif Packaging LLC for approximately $100 million. The Company also completed the acquisition of Bell Incorporated, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $264 million on September 8, 2023 including cash acquired of $3 million. For further discussion of the Company's newly acquired CRB mill and Converting facilities, see "Note 3 - Business Combinations" in the Notes to the Condensed Consolidated Financial Statements. Capital spending was $592 million and $445 million in 2023 and 2022, respectively. The increase in capital spending has been driven by the construction of the Company's new CRB mill in Waco, Texas. For more information on the construction of the new CRB mill in Waco, Texas, refer to the Capital Investment section below. Net cash receipts related to the accounts receivable securitization and sale programs were $83 million and $81 million in 2023 and 2022, respectively.

Net cash provided by financing activities for the first nine months of 2023 totaled $188 million compared to net cash used in financing activities of $331 million for the same period in 2022. Current year financing activities include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $37 million and payments on debt of $18 million. The Company also paid dividends of $92 million and withheld $22 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year the Company also made borrowings under revolving credit facilities primarily for capital spending and interest and payments on debt of $10 million. The Company also paid dividends and distributions of $69 million and withheld $18 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

In millions	Nine Months Ended September 30, 2023
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$5,446
Cost of Sales	4,151
Income from Operations	799
Net Income	482
(a) Includes Net Sales to Nonguarantor Subsidiaries of $397 million.

In millions	September 30, 2023	December 31, 2022
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,603	$1,386
Noncurrent assets	6,310	5,852
Intercompany receivables from Nonguarantor	1,341	1,399
Current liabilities	1,949	1,355
Noncurrent liabilities	5,549	5,360

Liquidity and Capital Resources

The Company expects its material cash requirements for the next three months will be for capital expenditures, periodic required estimated income tax payments, periodic interest and debt service payments on associated debt, as discussed in "Note 5 - Debt" of the Notes to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in "Note 6 - Leases" of the Notes to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K, and minimum purchase commitments as discussed in "Note 13 - Commitments" of the Notes to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next twelve months.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
In millions	2023	2022
Receivables Sold and Derecognized	$2,811	$2,422
Proceeds Collected on Behalf of Financial Institutions	2,697	2,230
Net Proceeds Received From Financial Institutions	59	212
Deferred Purchase Price at September 30(a)	19	7
Pledged Receivables at September 30	173	161
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $827 million and $753 million as of September 30, 2023 and December 31, 2022, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2023 and 2022, the Company sold receivables of $869 million and $824 million, respectively, under these arrangements.

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company’s Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company’s Condensed Consolidated Statements of Cash Flows. Accounts payable included $32 million and $34 million payable to suppliers who elected to participate in the SFP program as of September 30, 2023 and December 31, 2022, respectively.

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

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2023, the Company was in compliance with such covenant and the ratio was 2.74 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2023, the Company was in compliance with such covenant and the ratio was 7.98 to 1.00.

As of September 30, 2023, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investments in the first nine months of 2023 were $587 million ($592 million was paid) compared to $313 million ($445 million was paid) in the first nine months of 2022. The capital investments incurred during the first nine months of 2023 were for plant, machinery, and equipment. The increase is primarily driven by the ongoing construction of the Company's new CRB mill in Waco, Texas. For further discussion of the Company's new CRB mill and continued investments made as part of the integration of acquisitions, see "Note 13 - Exit Activities" in the Notes to the Condensed Consolidated Financial Statements. For the first nine months of 2022, capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the now completed CRB paper machine in Kalamazoo, Michigan.

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During the first nine months ended September 30, 2023, the Company incurred $3 million in costs as it relates to capitalized interest. For the nine months ended September 30, 2022, $4 million in capitalized interest costs were incurred.

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

The Company performed its annual goodwill impairment tests as of October 1, 2022. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Europe reporting units had fair values that exceed their respective carrying values by 83% and 42%, respectively, whereas all other reporting units exceeded by more than 50%. The Foodservice and Europe reporting units had goodwill totaling $43 million and $462 million, respectively at September 30, 2023.

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

BUSINESS OUTLOOK

Total capital investment for 2023 is expected to be approximately $800 million.

The Company also expects the following in 2023:

•Depreciation and amortization expense between $615 million and $625 million.

•Pension plan contributions between $10 million and $20 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company's 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At September 30, 2023, the Company had active interest rate swap agreements with a notional amount of $750 million expiring April 1, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2023 and 2019 share repurchase program announced on July 27, 2023 and January 28, 2019 respectively. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2023 and 2019 share repurchase programs, respectively.

During the third quarter of 2023, the Company purchased shares of its common stock under the 2019 share repurchase program through a broker in the open market as follows:

Issuer Purchases of Equity Securities
Period (2023)	Total Number of Shares Purchased (a)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program(a)
July 1, through July 31,	—	$—	69,007,381	3,700,893
August 1, through August 31,	141,004	21.78	69,148,385	3,888,968
September 1, through September 30,	219,279	21.91	69,367,664	3,666,318
Total	360,283	$21.86
(a) Related to the 2019 Share repurchase program and based on the closing price of the Company's common stock as of the end of each period.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 31, 2023
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 31, 2023
Charles D. Lischer