Form 10-K
period 2023-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2024-02-21
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2023 was approximately $7.3 billion.

As of February 20, 2024 there were approximately 306,053,777 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, capital investment, depreciation and amortization expense and pension plan contributions for 2024, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law.

PART I

ITEM 1.BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company, a leading sustainable consumer packaging provider, operates on a global basis, is one of the largest producers of cartons and containers for the packaging of consumer goods and paperboard-based foodservice packaging solutions in the United States (“U.S.”) and Europe, and holds leading market positions in paperboard used to produce consumer packaging solutions, including recycled, unbleached and bleached paperboard.

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food, foodservice and other consumer products. The Company strives to provide innovative paperboard packaging solutions preferred by consumers. The Company delivers marketing and performance benefits to its customers through its global packaging network, its proprietary carton and packaging designs, and its commitment to quality, service, and environmental stewardship.

Acquisitions, Closures, and Dispositions

The Company has successfully completed several acquisitions in the past three years and expects to pursue acquisition opportunities in the future as part of its overall growth strategy.

2023

In January 2023, the Company completed the acquisition of Tama Paperboard, LLC (“Tama”), a recycled paperboard manufacturing facility located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million. It is reported within the Paperboard Manufacturing reportable segment. Subsequently, in the second quarter of 2023, the Company closed this facility. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities has been consolidated into our existing packaging facilities. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On September 8, 2023, the Company completed the acquisition of Bell Incorporated (“Bell”) for $264 million, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio. Bell is reported within the Americas Paperboard Packaging reportable segment. For more information, see “Note 4 - Business Combinations” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During the third quarter of 2023, the Company decided to discontinue its project in Texarkana to modify an existing paperboard machine to add swing capacity between bleached and unbleached paperboard in order to focus its growth investments in the strategic expansion of coated recycled paperboard capacity. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During the third quarter of 2023, the Company announced its decision to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. For more information, see “Note 1 - Business Combinations, Exit Activities and Other Special Charges, Net” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During the second quarter of 2022, the Company began the process of divesting its interest in its two packaging facilities in Russia (the “Russian Operations”). The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. On November 30, 2023, the Company completed the sale of its Russian Operations. For more information, see “Note 19 - Impairment and Divestiture of Russian Business” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

2022

In May 2022, the Company closed the Battle Creek, Michigan recycled paperboard manufacturing facility. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

In September 2022, the Company closed its Norwalk, Ohio carton facility, which closure had been announced in March 2022. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

2021

On July 1, 2021, the Company acquired substantially all the assets of Americraft Carton, Inc. (“Americraft”), the largest independent operator of packaging facilities in North America. The acquisition included seven packaging facilities across the United States and is reported within the Americas Paperboard Packaging reportable segment. For more information, see “Note 4 - Business Combinations” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On November 1, 2021, the Company acquired all the shares of AR Packaging Group AB (“AR Packaging”), Europe's second largest producer of paperboard consumer packaging. The acquisition included 30 packaging facilities in 13 countries and is reported within the Europe Paperboard Packaging reportable segment. For more information, see “Note 4 - Business Combinations” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Share Repurchases and Dividends

On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized January 28, 2019 (the “2019 share repurchase program”).

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and retained earnings.

The following presents the Company's share repurchases for the years ended December 31, 2023, 2022, and 2021:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2023	$54	2,389,224	$22.80
2022	$28	1,315,839	$20.91
2021	$—	—	$—

At December 31, 2023, the Company had $565 million available for additional repurchases under the 2023 and 2019 share repurchase programs.

During 2023, 2022 and 2021, GPHC paid cash dividends of $123 million, $92 million and $87 million, respectively. Though the decision to distribute cash dividends rests solely with the Board of Directors, the Company presently intends to maintain a quarterly cash dividend, subject to earnings and liquidity considerations.

Products

The Company has three reportable segments as follows:

Paperboard Manufacturing, previously referred to as the Paperboard Mills reportable segment, includes the seven North American paperboard manufacturing facilities that produce unbleached, bleached and recycled paperboard, which is consumed internally to produce paperboard consumer packaging for the Americas and Europe Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods (“CPG”) companies and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants (“QSR”) serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, beverage and consumer product markets, including healthcare and beauty, primarily in Europe.

The Company operates in three geographic areas: the Americas, Europe and Asia Pacific.

For reportable segment and geographic area information for each of the last three fiscal years, see “Note 15 - Business Segment and Geographic Area Information” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”
Paperboard Packaging

The Company’s paperboard packaging products deliver brand, marketing, sustainability, and performance benefits at a competitive cost. The Company supplies paperboard cartons, carriers and containers designed to protect and hold products while providing:
•Convenience through ease of carrying, storage, delivery, dispensing of product, and food preparation for consumers;
•A smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and
•Durability, stiffness and wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases, as well as enhanced microwave heating performance.

The Company provides a wide range of innovative, paperboard packaging solutions for the following end-use markets:
•Beverage, including beer, seltzer, soft drinks, energy drinks, teas, water and juices;
•Food, including cereal, desserts, frozen, refrigerated, microwavable foods and pet food;
•Prepared food and drinks, including snacks, quick-serve food and drinks for restaurants and food service providers;
•Household products, including dishwasher and laundry detergent, tissues and papers;
•Air filter frames; and
•Healthcare and beauty aids.

The Company’s packaging applications meet the needs of its customers for:

Strength Packaging. The Company's products provide sturdiness to meet a variety of packaging, handling, and delivery needs, including wet and dry tear strength, puncture resistance, durability and compression strength (providing the ability to ship products in their own branded carton and stacking strength to meet store display packaging requirements).

Promotional Packaging. The Company offers a broad range of promotional packaging options that help differentiate its customers’ products in the marketplace. These promotional enhancements improve brand awareness and visibility on store shelves.

Convenience and Cooking Packaging. These packaging solutions improve package usage and food preparation:
•Beverage multiple-packaging — multi-packs for beer, soft drinks, energy drinks, teas, water and juices;
•Active microwave technologies — packages that improve the heating and browning of foods in the microwave; and
•Easy opening and closing features — dispensing features, pour spouts and sealable liners.

Barrier Packaging. The Company provides packages that protect against moisture, temperature (hot and cold), grease, oil, oxygen, sunlight, insects and other potential product-damaging factors.

Paperboard Manufacturing and Packaging Operations Facilities

The Company produces paperboard at its manufacturing facilities; prints, cuts, folds, and glues (“converts”) the paperboard into cartons, containers and other packaging at its packaging facilities; and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company also installs its packaging machines at customer plants and provides support, service and advanced performance monitoring of the machines.

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its recycled, unbleached and bleached paperboard grades, as well as other grades of paperboard that are purchased from third-party suppliers.

Below is the production at each of the Company’s paperboard manufacturing facilities during 2023:

Location	Paperboard Product	# of Machines	2023 Net Tons Produced
West Monroe, LA	Unbleached	2	863,482
Macon, GA	Unbleached	2	693,847
Texarkana, TX	Bleached	2	570,720
Augusta, GA	Bleached	2	521,391
Kalamazoo, MI(a)	Recycled	2	956,276
Middletown, OH	Recycled	1	156,407
East Angus, Québec	Recycled	1	90,088
Tama, IA(b)	Recycled	1	15,407
(a) During the third quarter of 2023, the Company announced its decision to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019.
(b) Closed in the second quarter of 2023.

The Company consumes most of its paperboard output in its packaging operations, which is an integral part of the customer value proposition. In 2023, approximately 78% of combined paperboard production of unbleached, bleached and recycled paperboard was consumed internally.

Unbleached Paperboard Production. The Company is the largest of four worldwide producers of unbleached paperboard. Unbleached paperboard is manufactured primarily from pine-based wood fiber and is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly well-suited for a variety of packaging applications. Both wood and recycled fibers are pulped, formed on paperboard machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics.

Bleached Paperboard Production. The Company is one of the largest North American producers of bleached paperboard. Bleached paperboard is manufactured primarily from bleached pine and hardwood-based wood fiber and is the highest quality paperboard substrate, with excellent wet and dry strength characteristics and superior printability for high-end packaging. Both wood and recycled fibers are pulped, formed on paperboard machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics. Bleached paperboard is also coated with resin for wet strength liquid and food packaging end uses.

Recycled Paperboard Production. The Company is the largest North American producer of recycled paperboard. Recycled paperboard is manufactured entirely from recycled fibers, primarily old corrugated containers (“OCC”), doubled-lined kraft cuttings from corrugated box plants (“DLK”), old newspapers (“ONP”), box cuttings from manufacturing facilities, and office and mixed paper bales. The recycled fibers are re-pulped, formed on paperboard machines, and clay-coated to provide an excellent printing surface for superior quality graphics and appearance characteristics.

The Company converts recycled, unbleached and bleached paperboard, as well as other grades of paperboard, into cartons, containers and other packaging for consumer goods products at packaging facilities the Company operates in various locations globally, including a packaging facility associated with the Company's joint venture in Japan, and at licensees outside the U.S. The packaging facilities print, cut, fold and glue paperboard into cartons and containers designed to meet customer specifications.

Joint Venture

The Company is a party to a Japanese joint venture, Rengo Riverwood Packaging, Ltd., in which it holds a 50% ownership interest. The joint venture agreement covers unbleached paperboard supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Sales and Marketing

The Company markets its products principally to multinational beverage, food, quick-service restaurants, health/beauty and other well-recognized consumer products companies. The beverage companies include Anheuser-Busch, Inc., MillerCoors LLC, PepsiCo, Inc. and The Coca-Cola Company, among others. Consumer product customers include Kraft Heinz Company, General Mills, Inc., Nestlé USA, Inc., WK Kellogg Co, Kellanova and Kimberly-Clark Corporation, among others. Quick-service restaurant customers include Chick-fil-A, McDonald's, Wendy's, Panda Express, Dairy Queen, Chipotle, Panera and KFC. Health/beauty customers include GlaxoSmithKline, Bayer, Johnson & Johnson, Abbott, Novartis, L’Oréal S.A., Proctor & Gamble, and Colgate. The Company also sells paperboard in the open market to independent and integrated paperboard packaging producers.

Sales of the Company’s principal products are primarily accomplished through sales offices in the U.S., Australia, Brazil, China, France, Germany, Italy, Japan, Mexico, Spain, the Netherlands and the United Kingdom, and, to a lesser degree, through broker arrangements with third parties.

During 2023, 2022 and 2021, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition. The Company and WestRock Company are the two major unbleached paperboard producers in the U.S. Internationally, The Klabin Company in Brazil and Stora Enso in Sweden produce similar grades of paperboard.

In non-beverage consumer packaging and foodservice, the Company’s paperboard competes with packaging utilizing unbleached paperboard, as well as recycled and bleached paperboard from numerous competitors, and, internationally, folding boxboard and white-lined chip. There are a large number of producers in the paperboard markets. Suppliers of paperboard packaging compete with paperboard and plastic packagers as well as other primary and secondary packaging on the basis of price, strength and printability of packaging materials, quality and customer service.

In beverage packaging, cartons made from unbleached paperboard compete with substitutes such as plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging may be priced lower than unbleached paperboard, the Company believes that packaging made from unbleached paperboard offers advantages over these materials in areas such as recyclability (versus plastic alternatives), design flexibility, distribution, brand awareness, carton designs, package performance and package line speed.

Raw Materials

The Company's main raw materials are pine and hardwood trees and recycled fibers. Pine pulpwood, hardwood pulp, paper and recycled fibers (including DLK, OCC and ONP) and energy used in the manufacture of paperboard, as well as poly sheeting, plastic resins and various chemicals used in the coating of paperboard, represent the largest components of the Company’s variable costs of paperboard production (other than labor).

For the West Monroe, LA, Macon, Georgia, Texarkana, Texas, and Augusta, Georgia paperboard manufacturing facilities, the Company relies on private landowners and the open market for all of its pine and hardwood pulp and recycled fiber requirements, supplemented by clippings that are obtained from its packaging operations. The Company follows a due diligence process to ensure virgin fiber inputs are sourced from sustainaby managed forests and do not contribute to deforestation or habitat loss for ecosystems with high conservation value. The Company believes that adequate supplies from both private landowners and open market fiber sellers currently are available in close proximity to its paperboard manufacturing facilities to meet its raw material needs.

The paperboard grades produced at the Kalamazoo, Michigan, Middletown, Ohio, Tama, Iowa, and East Angus, Quebec paperboard manufacturing facilities are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal packaging operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to pay lower prices for its recycled fiber needs given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its paperboard manufacturing facilities.

In North America, the Company also utilizes a variety of other paperboard grades in its packaging operations, in addition to paperboard that is supplied to its packaging operations from its own paperboard manufacturing facilities. The Company purchases such paperboard requirements, including additional recycled and bleached paperboard, from outside vendors. The majority of external paperboard purchases are acquired through long-term arrangements with other major industry suppliers. The Company's European packaging operations consume unbleached paperboard supplied from the Company's paperboard manufacturing facilities and utilize other paperboard grades such as white-lined chip and folding box board purchased from external suppliers in its packaging facilities.

Energy

Energy, including natural gas, fuel, oil and electricity, represents a significant portion of the Company’s manufacturing and distribution costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements at its U.S. paperboard manufacturing facilities. The Company’s hedging program for natural gas is discussed in “Note 10 - Financial Instruments, Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the late spring through early fall due to increases in demand for beverage and food products.

Research and Development

The Company’s research and development team works directly with its sales, marketing and consumer insights personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet consumer preferences. The Company’s development efforts include, but are not limited to, developing sustainable consumer packaging made from renewable resources, packaging alternatives to replace plastic packaging; extending the shelf life of customers’ products; reducing production and waste costs; enhancing the heat-managing characteristics of food packaging; improving the sturdiness and compression strength of packaging to allow goods to ship in their own branded container and to meet store display needs; and refining packaging appearance through new printing techniques and materials.

Consumer concerns regarding the growing plastic packaging waste problem represents one of the strongest trends in the packaging industry, and the Company focuses on developing innovative, sustainable consumer packaging solutions that are recyclable and help customers achieve their packaging sustainability goals. The Company’s strategy is to combine functionality and innovative packaging design with a focus on packaging end of life to create circular packaging solutions for customers and consumers.

For more information on research and development expenses see “Note 1 - Nature of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2023, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 2,900 U.S. and foreign patents, with more than 850 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Boardio™, Fridge Vendor™, IntegraPak™, KeelClip™, MicroFlex-Q™, MicroRite™, Quilt Wave™, Qwik Crisp™, Tite-Pak™, and Z-Flute™. The Company takes significant steps to protect its intellectual property and proprietary rights.

Human Capital

We believe that the Company’s greatest asset is our workforce. Solving day-to-day operational and business challenges in order to drive positive results for stakeholders requires attracting, developing, and retaining talented individuals with different skills, ideas, and experiences. Our Vision 2030 outlines how we will be leaders in innovation, build a world-class culture, protect our planet, and deliver results for all of our stakeholders.

Culture is one of the pillars of our Vision 2030 and the safety and wellbeing of our employees is our top priority. Employee engagement is key to a safe and stable workforce. We are putting programs and initiatives in place to drive engagement to the 75% percentile (using the Gallup Q12® framework). In 2023 we conducted an employee engagement survey and we have executed a robust communication plan to ensure each employee hears results and a commitment for action from their leader. Action plans have been developed at the local level in locations around the globe as we strive to further engage our employees. Additionally, our talent acquisition, development, succession and diversity and inclusion strategies are all critical components of our multi-year plan to focus on our people and our culture.

We are enhancing the capabilities of our workforce as our business and strategy evolve. We have invested in innovation, research and development, and digital capabilities to position us to capture organic sales growth supported by consumer preferences for low impact, recyclable packaging. As our business continues to evolve, we will continue to invest in capability development areas that serve as a competitive advantage for the Company and we will adapt our workforce and invest in our employees to ensure that we have the necessary human capital capabilities in place to support our growth strategy.

As of December 31, 2023, the Company had approximately 23,500 employees based in 122 locations in 26 different countries around the world. Approximately 68% of our employees are in the Americas and 32% are in Europe and the rest of the world. Approximately 58% of our employees were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2023, 550 of the Company’s employees were working under expired contracts, which are currently being negotiated, and 1,015 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Employee Health and Safety

Maintaining a safe work environment is vital to the Company, and we are committed to the health, safety and wellness of our employees. Our Total Recordable Incident Rate, which is the annual rate of workplace injuries per 100 full-time employees, is 1.0, reflecting better performance than the industry average. We strive to achieve an injury-free workplace through various safety initiatives and programs, and our Vision 2030 goal is zero life injuries.

Diversity and Inclusion

We believe that a diverse and inclusive working environment encourages creativity, innovation, and collaboration and that a diverse and inclusive culture propels our ability to serve our global customers and communities. Our commitment to diversity and inclusion is reflected in the definitions of our core values, which dictate our behavioral norms. In Vision 2030, we have set a goal of 40% ethnic diversity in our U.S. workforce, roughly equal to the diversity in the U.S. population as a whole. We are also committed to increasing women in leadership roles across the organization. At present, approximately one quarter of our senior leaders are women, and our target in Vision 2030 is to reach at least 35%.

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

Environmental and Regulatory Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety, and other governmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. In 2023, the Company spent $18 million of capital on projects to maintain compliance with environmental laws, regulations and the Company’s permits granted thereunder. In 2024 and 2025, the Company estimates it will spend $134 million and $33 million respectively, for such projects as a new wastewater treatment system and upgrades to waste water treatment systems at certain of our paperboard manufacturing facilities. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 - Environmental and Legal Matter” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Climate change presents both challenges and opportunities for the Company and its communities. Climate change challenges for the Company are likely to be driven by changes in the physical climate where our facilities are located, as well as changes in laws and regulations, including restrictions on greenhouse gas (“GHG”) emissions, cap and trade systems, and taxes on GHG emissions, fuel, and energy. Climate change also presents opportunities for the Company as it drives growth in demand for lower-carbon footprint products and manufacturing technologies. We believe the Company is well-positioned to take advantage of opportunities that may arise from increased consumer demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a lower-carbon, lower-waste economy. Our costs of complying with complex environmental laws and regulations, as well as voluntary certification and disclosure programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations and stakeholder driven voluntary certification and disclosure programs could become more stringent over time, which could result in significant additional compliance costs. Additionally, significant national or state differences in the imposition and enforcement of such laws and regulations could present competitive challenges in a global marketplace. By tracking and taking action to reduce our GHG emissions and energy use through efficiency programs and focused GHG management efforts, we can decrease the potential future impact of these regulatory matters.

The Company’s Core Values underpin our commitment to our stakeholders and our strategy to deliver sustainable, recyclable packaging solutions. Our Vision 2030 plan outlines our targets for protecting the environment and include: achieving our approved 2032 Science Based Targets for Scope 1, 2, and 3 GHG emissions reductions; achieving 90% renewable fuel use in wood fiber paperboard manufacturing facilities; raising our purchased renewable electricity percentage to 50%; and ensuring that 100% of our purchased forest products come from sustainably managed sources.

Available Information

The Company’s website is located at http://www.graphicpkg.com. The Company makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). The Company also makes certain investor presentations and access to analyst conference calls, as well as certain environmental, social, and governance information available through its website. The information contained or incorporated into the Company’s website is not a part of this Annual Report on Form 10-K.

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

Increases in the costs of raw materials, including secondary fiber, petroleum-based materials, energy, wood, transportation and other necessary goods and services, could have an adverse effect on the Company's financial results. Paperboard manufacturing processes require significant energy and raw materials, the costs of which are subject to worldwide supply and demand factors, supply chain disruptions that can affect availability and result in increased prices, as well as trade regulations and tariffs, GHG emissions-based regulations, and other factors beyond our control. Variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect our operating results from period to period. Because negotiated sales contracts and the market largely determine the pricing for our products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

The Company competes with consumer packaging companies, both domestically and internationally, including paperboard packaging producers. The Company's products compete with those made from other manufacturers' paperboard, as well as consumer packaging made primarily from plastic, shrink film, paper, corrugated containers, biobased materials and other packaging materials. Product substitution may occur in response to price, quality and service issues, as well as environmental and social concerns, such as the use of recycled post-consumer plastic and biobased materials in the production process.

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

Changing dietary habits and preferences have impacted sales growth for many of the food and beverage products the Company packages. Customer and consumer preferences are constantly changing based on, among other factors, the economy, convenience, cost and health considerations, as well as environmental, social concerns and perceptions, such as pressure to reduce packaging waste by switching to reusable containers versus single-use packaging options. If these trends continue and the Company is unable to adapt to them, then the Company’s financial results could be adversely affected.

Operational Risks

The Company could experience material disruptions at our facilities, that could adversely impact the Company's financial results and could increase the cost of insurance and level of deductibles.

Although the Company takes appropriate measures to minimize the risk and effect of material disruptions to the business conducted at our facilities, natural disasters such as hurricanes, tornadoes, heat waves, freezing events, floods, droughts, fire and other extreme weather events, (all of which may be exacerbated by climate change), as well as other unexpected disruptions such as the unavailability of critical raw materials, power outages and equipment breakdowns or failures can reduce production and increase manufacturing costs. These types of disruptions, whether caused by climate change or other events, could materially adversely affect our earnings, depending upon the duration of the disruption and our ability to shift business to other facilities or find other sources of materials or energy. In addition, given the Company's integrated supply chain, managing board supply and properly planning for paperboard manufacturing outages and downtime must be integrated with the packaging facilities’ forecasts. Any inability to do so could adversely affect the Company's financial results. Any losses due to these events may not be covered by our existing insurance policies and may be subject to significant deductibles. The premiums for insurance coverage have recently increased and may continue to increase, along with the level of deductibles.

Preparedness plans have been developed for vulnerable facilities and detail the actions needed in the event of unforeseen events or severe weather. We also obtain insurance coverage to mitigate losses from physical damages and business interruptions. These measures have historically been in place and such activities and associated costs are driven by normal operational preparedness. However, there can be no assurance that such measures will be effective for a particular event that we may experience.

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

The Company has been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, ransomware, computer viruses or other malicious codes, phishing, employee error or malfeasance or other cyber-attack. To date, the Company has experienced no material impact on our business or operations from these types of attacks or events. Any future significant compromise or breach of data security, whether external or internal, or misuse of customer, employee, supplier or Company data, could result in significant costs, interrupted operations, lost sales, fines, lawsuits, and damage to the Company's reputation. These ever-evolving threats mean the Company and its third-party service providers and vendors must continually evaluate and adapt their respective systems and processes and overall security environment, as well as those of any business we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data and insurance may not fully cover the costs of cyber incidents. In addition, the regulatory environment related to information security, data collection and use, and privacy is becoming increasingly rigorous, with new requirements applicable to the Company's business. Compliance with such requirements could also result in additional costs.

The Company’s operations and financial results could be adversely impacted by events outside the Company’s control, such as pandemics or other global health emergencies, or geopolitical conflicts and other social and political unrest or change.

As a result of events, such as pandemics or other global health emergencies and widespread military and geopolitical conflicts and other social and political unrest in Eastern Europe, Africa and the Middle East, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. These events may result in supply chain and transportation disruptions to and from our facilities and could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely or cost-effective fashion. In addition, these events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. This volatility and loss of employment may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.

The Company could be adversely impacted if the Company is unable to successfully integrate acquired businesses.

The Company has made a significant number of acquisitions throughout its history and expects to make additional acquisitions in the future. The Company's ability to integrate the acquired businesses successfully, including obtaining anticipated cost savings or synergies and expected operating results within a reasonable period of time, is an important factor in the Company's future performance. If the Company is unable to realize desired benefits from its acquisitions, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its core business.

The Company may not be able to develop and introduce new products and adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company works to increase market share and profitability through product innovation and the introduction of new products. The inability to develop new or better products that satisfy customer and consumer preferences in a timely manner may impact the Company's competitive position. The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Fridge Vendor, IntegraPak, KeelClip, MicroFlex-Q, MicroRite, Opti-Cycle, PaperSeal Slice and PaperSeal Wedge, PaperSeal Shapes, Boardio, Produce Pack, Quilt Wave, Qwik Crisp, Tite-Pak, and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require the Company to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

The Company's capital spending may not achieve the desired benefits, which could adversely impact future financial results.

The Company invests significant amounts of cash each year on capital projects, which have expected returns to the Company. The Company's ability to execute on these projects in order to achieve planned outcomes, including obtaining expected returns and strategic long-term goals within a reasonable period of time, is an important factor in the Company's financial results and commitments to the market. As these investments start up, the Company may experience unanticipated business disruptions and not achieve the desired benefits or timelines. In addition, the Company's acquisitions may require more capital than expected to achieve synergies or expected operating results. Additional spending and unachieved benefits may adversely affect the Company's cash flow and results of operations.

The Company may face a shortage of skilled workers and key management personnel.

The Company's ability to maintain or expand its business depends on our ability to attract, develop and retain a skilled workforce at all levels within our organization, including production employees and key managers. Changing demographics and workforce trends may result in a loss of knowledge and skills as experienced workers retire or resign. The Company may incur higher costs to hire and retain new workers, and the failure to attract and retain sufficient skilled workers may result in operational inefficiencies or require additional capital investments to reduce reliance on labor, which may adversely impact the Company's results.

The Company is subject to the risks of doing business in foreign countries.

The Company has packaging facilities and one paperboard manufacturing facility in 20 countries outside of the U.S. and sells its products worldwide. For 2023, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 30% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. In addition, at December 31, 2023, approximately 27% of the Company's total assets were denominated in currencies other than the U.S. dollar. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results.

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

The Company had an aggregate principal amount of $5,396 million of outstanding debt as of December 31, 2023.

Because of the Company's debt level, a portion of its cash flows from operations is dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company's Fourth Amended and Restated Credit Agreement (as amended, the “Current Credit Agreement”) and the indentures governing the 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. These restrictions could limit the Company's flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

As of December 31, 2023, approximately 20% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased market interest rates.

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

The Company must comply with a wide variety of environmental, health and safety laws and regulations, including those governing GHG emissions and other discharges to air, soil and water and the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, waste disposal, recycling of packaging, extended producer responsibilities, deforestation risks, and the health and safety of employees. These laws and regulations, particularly those that relate to GHG emissions, are evolving and expected to become more stringent over time, which could result in significant additional compliance costs (such as the installation or modification of emission control equipment), increased costs of purchased energy or other raw materials, increased transportation costs, restrictions on our operations, or additional costs associated with air and water emissions. The Company is tracking and taking actions to reduce our GHG and other air and water emissions to decrease the potential future impact of these regulatory matters. However, the Company cannot currently assess the impact that future emission standards, climate control initiatives, regulation changes and enforcement practices will have on the Company's operations and capital expenditure requirements.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 1C.    CYBERSECURITY

The Company has cybersecurity incident response policies and procedures for identifying, assessing, and managing material risks arising from cybersecurity incidents, including those arising from third-party service providers. Our cybersecurity program is based on components of the National Institute of Standards and Technology's (“NIST”) Cybersecurity Framework. The Company’s Vice President, Information Security, who has 15 years of experience in information security and has several industry certifications such as Certified Information Security Manager (“CISM”), Certified in Risk and Information Systems Control (“CRISC”), and Certified Information Privacy Professional (“CIPP”), is primarily responsible for managing and assessing cybersecurity risks. The Company uses a number of other internal and external resources to manage its information technology (“IT”) and cybersecurity operations across the Company, including global managed service providers that provide 24/7 support for all of the Company’s key IT systems and consultants who are engaged periodically to assist with the Company’s evaluation of its systems and processes for preventing and mitigating cybersecurity incidents. The Company’s global managed service providers also assess cybersecurity incidents and classify them by severity level in accordance with the Company’s Incident Response Plan, which determines how each cybersecurity incident is managed and communicated. The Incident Response Plan also outlines the procedures that the Company then follows for evaluation and recovery from an incident, including containment of the affected systems, in order to restore our systems to normal operations. To date, the Company has not had a cybersecurity event that materially impacted its operations, financial position or the security of its proprietary data.

Cybersecurity incidents that are deemed Priority 1 (described in the Incident Response Plan as those incidents affecting key operational and financial systems), are reported to certain members of the Company’s Executive Leadership Team including the Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Information Officer (“CIO”) for assessment of the materiality of the incident, which will be made using both quantitative and qualitative analysis to determine an incident’s immediate and reasonably likely future impacts. Cybersecurity incidents that are deemed material, either individually or in aggregate, are reported to the Audit Committee of the Company’s Board of Directors, which has been delegated the responsibility for oversight of cybersecurity risks. The Company also communicates material cybersecurity incidents to the Company’s independent auditors and internal audit team.

Annually the Company conducts an Enterprise Risk Assessment during which management identifies and quantifies risks to the Company’s operations, financial position and strategy, including cybersecurity risks. The conclusions of the annual Enterprise Risk Assessment are shared with the Audit Committee. Working with the CIO and the Vice President, Information Security, the Audit Committee periodically reviews the strategy, priorities, and goals of the cybersecurity program and the CIO and Vice President, Information Security, provide regular updates to the Audit Committee.

ITEM 2.    PROPERTIES

Headquarters

The Company leases its principal executive offices in Atlanta, Georgia.

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

Location	Related Products or Use of Facility
Paperboard Manufacturing Facilities:
Augusta, GA	Bleached paperboard
East Angus, Québec	Recycled paperboard
Kalamazoo, MI	Recycled paperboard
Macon, GA	Unbleached paperboard
Middletown, OH	Recycled paperboard
Tama, IA(a)	Recycled paperboard
Texarkana, TX	Bleached paperboard
West Monroe, LA	Unbleached paperboard, Research and Development

Other:
Atlanta, GA(b)	Headquarters, Research and Development, Packaging Machinery and Design
Clemson, SC(b)	Research and Development
Concord, NH(b)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(b)	Research and Development
Menomonee Falls, WI	Foodservice Rebuild Center

(a) Closed in the second quarter of 2023.
(b) Leased facility.

North American Packaging Facilities:		International Packaging Facilities:

Auburn, IN(d)	New Albany, IN(b)	Aachen, Germany	Kanfanar, Croatia
Carol Stream, IL	Newton, IA	Auckland, New Zealand(a)	Krakow, Poland
Centralia, IL	North Portland, OR	Augsburg, Germany	Leeds, United Kingdom
Charlotte, NC	Omaha, NE	Bardon, United Kingdom(b)	Lund, Sweden(a)(b)
Chicago, IL(a)	Oroville, CA(a)	Bawen, Indonesia	Magdeburg, Germany(a)
Clarksville, TN	Pacific, MO	Bekasi, Indonesia	Maliaño, Spain
Cobourg, Ontario(a)	Perry, GA	Berlin, Germany(b)	Masnières, France(a)
Elgin, IL	Pineville, NC	Bremen, Germany(b)	Melbourne, Australia(a)
Elk Grove, IL(a)(b)	Pittston, PA	Bristol, United Kingdom(e)	Munich, Germany(a)
Fort Smith, AR(b)	Prosperity, SC	Cambridge, United Kingdom(a)	Newcastle Upon Tyne, United Kingdom(a)
Gordonsville, TN(a)	Querétaro, Mexico(a)	Cholet, France(a)	Perth, Australia
Grand Rapids, MI	Randleman, NC	Frankfurt, Germany(a)	Portlaoise, Ireland(a)
Gresham, OR(a)	Shelbyville, IL	Gateshead, United Kingdom(a)	Poznan, Poland(b)
Groveport, OH(a)	Sioux Falls, SD(a)(b)	Graz, Austria	Requejada, Spain
Hamel, MN	Solon, OH	Halmstad, Sweden(a)	Rotherham, United Kingdom(a)
Irvine, CA	St.-Hyacinthe, Québec(a)	Hannover, Germany	Sneek, Netherlands
Kalamazoo, MI	St. Paul, MN	Highbridge, United Kingdom(a)	St. Gallen, Switzerland(a)
Kendallville, IN	Staunton, VA	Hoogerheide, Netherlands	St. Petersburg, Russia(d)
Kenton, OH	Stone Mountain, GA(a)	Ibadan, Nigeria	Sydney, Australia(a)
Kingston Springs, TN	Sturgis, MI	Igualada, Spain	Tabasalu, Estonia
Lancaster, TX	Tijuana, Mexico(a)	Ingerois, Finland(a)	Tibro, Sweden
Lawrenceburg, TN	Tuscaloosa, AL	Jundiai, Sao Paulo, Brazil	Timashevsk, Russia(d)
Lebanon, TN(a)	Valley Forge, PA		Winsford, United Kingdom(a)
Lowell, MA	Vancouver, WA(a)
Lumberton, NC	Visalia, CA
Marietta, GA	Wausau, WI
Marion, OH	Wayne, NJ
Memphis, TN	West Monroe, LA(b)
Mississauga, Ontario(a)(b)(c)	Winnipeg, Manitoba
Mitchell, SD	Winston Salem, NC
Monroe, LA(a)	Xenia, OH(a)(c)
Monterrey, Mexico(a)

(a) Leased facility.
(b) Multiple facilities in this location.
(c) Closed in the third quarter of 2023.
(d) Sold in the fourth quarter of 2023.
(e) Multiple facilities in this location which includes a leased facility and an owned facility.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. See “Note 14 - Environmental and Legal Matters” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2023.

Michael P. Doss, 57, is the President and Chief Executive Officer of Graphic Packaging Holding Company. He was elected to the Board of Directors on May 20, 2015. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of Graphic Packaging Holding Company. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to March 2008, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Mr. Doss serves on the Board of Directors for the American Forest & Paper Association, the Sustainable Forest Initiative, the Paper Recycling Coalition, the Atlanta Area Council of the Boy Scouts of America, Metro Atlanta Chamber of Commerce, the Woodruff Art Center, American Bird Conservancy and Regal Rexnord Corporation (RRX).

Stephen R. Scherger, 59, is the Executive Vice President and Chief Financial Officer of Graphic Packaging Holding Company. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President – Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined Graphic Packaging Holding Company in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and Chief Financial Officer, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, Chief Financial Officer Beverage Packaging and other executive‐level positions.

Maggie Bidlingmaier, 53, joined Graphic Packaging Holding Company as the Executive Vice President and President, Americas business unit on January 28, 2022. Maggie was most recently President, Performance Solutions for Invista, a subsidiary of Koch Industries, Inc., where she led numerous multimillion-dollar global businesses within the flooring, apparel and airbag fiber segments. Prior to that, she was Vice President, Surfaces at Invista, following a successful career with Avery Dennison in global sales and marketing roles of increasing responsibility.

Michael Farrell, 57, became the Executive Vice President, Mills Division of Graphic Packaging Holding Company in September 2018. Prior to that, he served as the Senior Vice President, Supply Chain from January to September 2018. Prior to January 2018, Mr. Farrell served as Vice President, Recycled Board Mills of Graphic Packaging International, Inc. and its predecessor companies from January 1, 2013; and Senior Manufacturing Manager of Graphic Packaging International, Inc. from October 28, 2009 until December 31, 2012. From December 11, 2008 until October 27, 2009, Mr. Farrell was the Manufacturing Manager of the West Monroe, Louisiana mill and from September 1, 2006 until December 10, 2008 he was the General Manager of the Middletown, Ohio mill.

Elizabeth Spence, 44, is the Executive Vice President, Human Resources. She joined the Company on April 1, 2022. Prior to this she was Vice President and Chief Human Resources Officer at Gypsum Management and Supply, following her role as Vice President of Human Resources at Assurant. Ms. Spence is a seasoned human resources executive, having also spent time at BellSouth/AT&T and The Coca-Cola Company.

Lauren S. Tashma, 57, is the Executive Vice President, General Counsel and Secretary of Graphic Packaging Holding Company. She joined the Company in February 2014. Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., where she led the legal, compliance and EHS functions. Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Joseph P. Yost, 56, is the Executive Vice President and President, International of Graphic Packaging Holding Company. Prior to January 5, 2022, he served as Executive Vice President and President, Americas. Prior to January 5, 2017, Mr. Yost served as Senior Vice President, Global Beverage and Europe from September 1, 2015 to January 4, 2017, Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support – Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with Graphic Packaging Corporation; Manager, Operations Planning and Analysis – Consumer Products Division from 1999 to 2000 with Graphic Packaging Corporation; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPHC’s common stock is traded on the New York Stock Exchange under the symbol “GPK.”

On February 20, 2024, there were approximately 911 stockholders of record and approximately 126,193 beneficial holders of GPHC's common stock.

During 2023, 2022 and 2021, GPHC paid cash dividends of $123 million, $92 million and $87 million, respectively. Though the decision to distribute cash dividends rests solely with the Board of Directors, the Company presently intends to maintain a quarterly cash dividend, subject to earnings and liquidity considerations.

On January 28, 2019, the Company's board of directors authorized a share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2019 share repurchase program”).

On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). As of December 31, 2023, the Company had $565 million available for additional repurchases under the 2023 and 2019 share repurchase programs.

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and retained earnings.
The following presents the Company's share repurchases for the years ended December 31, 2023, 2022, and 2021:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2023	$54	2,389,224	$22.80
2022	$28	1,315,839	$20.91
2021	$—	—	$—
2023
On February 7, 2023, Graphic Packaging International, LLC (“GPIL”), a Delaware limited liability company and a direct subsidiary of Graphic Packaging International Partners, LLC (“GPIP”), a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provides for a future replacement floating interest rate benchmark (the Canadian Overnight Repo Rate Average) to take effect upon the cessation of the Canadian Dollar Offered Rate for Canadian Dollar borrowings under the domestic revolving credit facility. The Third Amendment also modified the borrowing mechanics for certain term Secured Overnight Financing Rate (“SOFR”) loans under the domestic revolving line of credit.
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

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of Graphic Packaging Holding Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2018 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/18
12/19
12/20
12/21
12/22
12/23
Period Ending
Graphic Packaging Holding Company
S&P 500 Stock Index
Dow Jones U.S. Container & Packaging Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Graphic Packaging Holding Company	$100.00	$159.82	$166.14	$194.34	$225.18	$253.58
S&P 500 Stock Index	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones U.S. Container & Packaging Index	100.00	128.59	155.76	172.84	142.07	152.91

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
•Overview of 2023 Results
•Results of Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies
•New Accounting Standards
•Business Outlook

A detailed discussion of the fiscal 2023 year-over-year changes can be found below and a detailed discussion of fiscal 2022 year-over-year changes can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of consumer packaging made from renewable resources. To achieve this objective, the Company designs and delivers sustainable packaging solutions such as cartons, carriers, paperboard canisters, cups and lids preferred by consumers. Packaging offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s recycled, bleached and unbleached paperboard. Innovative designs and combinations of paperboard, films, foils, metallization, holographic and embossing are customized to the individual needs of the customers.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and paperboard manufacturing and packaging facilities; (iii) to develop and market innovative, packaging products and applications that benefit from consumer-led sustainability trends; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact the Company’s Business and Results of Operations

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel, oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased year over year by $175 million in 2023. The higher costs in 2023 were due to higher labor and benefits ($96 million), other costs, net ($73 million) and commodity inflation costs ($6 million). Other costs, net include manufacturing supplies, property taxes, worker's compensation costs and other insurance costs. Commodity inflation was primarily due to external board ($50 million), mill chemicals ($38 million), factoring ($36 million), converting chemicals ($7 million) and other costs ($15 million) offset by reduced costs for secondary fiber ($55 million), energy ($40 million), freight ($27 million), and wood ($18 million). Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2024. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control. The Company’s operations and financial results could be adversely impacted by global events outside of the Company’s control, such as pandemics or other global health emergencies, or geopolitical conflicts and other social and political unrest or change. As a result of such global events, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce its future revenues and negatively impact the Company’s financial condition. Global events may result in supply chain and transportation disruptions to and from facilities and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, these global events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy.

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

The Company’s ability to continue to successfully implement its business strategies and to realize anticipated savings and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement its strategic cost reductions or other cost savings plans, it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate anticipated efficiencies and savings could adversely affect the Company’s financial results.

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ recycled, bleached and unbleached paperboard, folding box board, and recycled clay-coated news. Additional substitute products also include plastic, shrink film, corrugated containers and reusables. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation, improved circularity, service and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

In addition, the Company’s sales are driven by consumer buying habits in the markets its customers serve. The Company has historically reported net organic sales growth supported by its introduction of new packaging products to meet the consumers' desire for recyclable, sustainable consumer packaging solutions. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers can also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $5,396 million of outstanding debt obligations as of December 31, 2023. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. The Covenants in the Company’s Fourth Amended and Restated Credit Agreement (as amended, the “Current Credit Agreement”) and the indentures governing the 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Current Credit Agreement also requires compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Covenant Restrictions” in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•Net Sales in 2023 decreased by $12 million or 0.1%, to $9,428 million from $9,440 million in 2022 due to lower organic sales and lower volume of open market sales, partially offset by higher pricing, new product introductions, the acquisition of Bell, and favorable foreign exchange.

•Income from Operations in 2023 increased by $268 million or 30%, to $1,174 million from $906 million in 2022 due to higher pricing, cost savings from continuous improvement and other programs, and new product introductions, partially offset by lower open market volume, lower organic sales, a higher level of maintenance and market downtime, and unfavorable commodity inflation and other inflation (primarily labor and benefits). Income from Operations was also reduced by unfavorable foreign exchange, accelerated depreciation related to the closure of three smaller recycled paperboard manufacturing facilities, charges and accelerated depreciation related to the closures of multiple packaging facilities, charges and accelerated depreciation related to the Company's decision to decommission its K3 recycled Paperboard machine in Kalamazoo, Michigan and charges related to the discontinuation of the Texarkana swing capacity project. Income from Operations also increased due to a reduction in impairment charges in 2023 compared to 2022 related to the sale of its Russian Operations.

Acquisitions and Dispositions

•In January 2023, the Company completed the acquisition of Tama, a recycled paperboard manufacturing facility located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million. It is reported within the Paperboard Manufacturing reportable segment. Subsequently, in the second quarter of 2023, the Company closed this facility.

•During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities will be consolidated into our existing packaging network.

•On September 8, 2023, the Company completed the acquisition of Bell, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $264 million. Bell is reported within the Americas Paperboard Packaging reportable segment.

•During the third quarter of 2023, the Company announced its decision to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019.

•During the third quarter of 2023, the Company decided to discontinue the project in Texarkana to modify an existing paperboard machine to add swing capacity between bleached and unbleached paperboard in order to focus growth investments in the strategic expansion of coated recycled paperboard capacity.

•During 2022, the Company began the process of divesting its interest in its two packaging facilities in Russia (the “Russian Operations”). The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale, resulting in cumulative impairment charges of $106 million in 2022 and 2023, including $12 million of goodwill impairment. On November 30, 2023, the Company completed the sale of its Russian Operations.

•In May 2022, the Company closed the Battle Creek, Michigan recycled paperboard manufacturing facility.

•In September 2022, the Company closed its Norwalk, Ohio packaging facility, which it had announced to close in March 2022.

Share Repurchases and Dividends

•On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized January 28, 2019 (the “2019 share repurchase program”).

•During 2023, the Company repurchased 2,389,224 shares of its common stock at an average price of $22.80 under the 2019 share repurchase program. As of December 31, 2023, the Company has $565 million available for additional repurchases under the 2023 and 2019 share repurchase programs.

•During 2023, the Company declared and paid cash dividends of $123 million.

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2023	2022	2021
Net Sales	$9,428	$9,440	$7,156
Income from Operations	$1,174	$906	$407
Nonoperating Pension and Postretirement Benefit (Expense) Income	(3)	7	5
Interest Expense, Net	(239)	(197)	(123)
Income before Income Taxes and Equity Income of Unconsolidated Entity	$932	$716	$289
Income Tax Expense	(210)	(194)	(74)
Income before Equity Income of Unconsolidated Entity	$722	$522	$215
Equity Income of Unconsolidated Entity	1	—	1
Net Income	$723	$522	$216

2023 COMPARED WITH 2022

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2022	Price	Volume/Mix	Foreign Exchange	2023	Decrease	Percent Change
Consolidated	$9,440	$556	$(580)	$12	$9,428	$(12)	(0.1)%

The Company's Net Sales in 2023 decreased by $12 million or 0.1%, to $9,428 million from $9,440 million for the same period in 2022, due to lower organic sales and lower volumes of open market sales. Such decrease was partially offset by higher pricing, new product introductions, favorable foreign exchange, primarily the Euro, Mexican Peso, and British Pound, partially offset by the Canadian Dollar and Australian Dollar and the acquisition of Bell in September 2023. Core packaging volumes were lower in beverage, cereal, dry foods, frozen foods, dairy, convenience, and healthcare, partially offset by higher packaging volumes in foodservice, tissue and beauty.

Income from Operations

The components of the change in Income from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2022	Price	Volume/Mix	Inflation	Foreign Exchange	Other(a)	2023	Increase	Percent Change
Consolidated	$906	$556	$(204)	$(175)	$(11)	$102	$1,174	$268	30%
(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs and market downtime, expenses related to acquisitions and integration activities, exit activities, and other special charges.

The Company's Income from Operations for 2023 increased $268 million or 30%, to $1,174 million from $906 million for the same period in 2022 due to higher pricing, cost savings from continuous improvement and other programs and new product introductions. The increase was partially offset by lower open market volume, lower organic sales, unfavorable commodity inflation and other inflation (primarily labor and benefits), higher levels of maintenance and market downtime, unfavorable foreign exchange, accelerated depreciation and charges related to the closure of three smaller recycled paperboard manufacturing facilities (refer to “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data,” for additional information), accelerated depreciation, charges related to the Company's decision to decommission its K3 recycled paperboard machine in Kalamazoo, Michigan, and the discontinuation of the Texarkana swing capacity project during the third quarter of 2023. Income from Operations also increased due to a reduction in impairment charges in 2023 compared to 2022 related to the sale of the Company's Russian Operations. Refer to “Note 19 - Impairment and Divestiture of Russian Business” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data,” for additional information.

Inflation in 2023 increased due to higher labor and benefits ($96 million), other costs, net ($73 million) and commodity inflation costs ($6 million). Other costs, net include manufacturing supplies, property taxes, worker's compensation costs and other insurance costs. Commodity inflation was primarily due to external board ($50 million), mill chemicals ($38 million), factoring ($36 million), converting chemicals ($7 million) and other costs ($15 million), offset by secondary fiber ($55 million), energy ($40 million), freight ($27 million), and wood ($18 million).

Interest Expense, Net

Interest Expense, Net was $239 million and $197 million in 2023 and 2022, respectively. Interest Expense, Net increased due to higher interest rates and higher debt balances. As of December 31, 2023, approximately 20% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2023 and 2022, the Company recognized Income Tax Expense of $210 million and $194 million, on Income before Income Taxes of $932 million and $716 million, respectively.

The effective tax rate for 2023 was different from the statutory rate primarily due to a decrease in the Company’s valuation allowances in Sweden, Norway and the Netherlands of $22 million, the establishment of a valuation allowance against the net deferred tax assets in Nigeria of $3 million, as well as tax benefits of $22 million related to U.S. federal, state and foreign income tax credits.

The effective tax rate for 2022 was different from the statutory rate primarily due to impairment charges from the planned sale of the Company’s Russian business that resulted in no corresponding tax benefit in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances. The Company also recognized $10 million of tax expense to release the tax expense remaining in Other Comprehensive Income after the settlement of certain swaps during the period, which increased the effective tax rate.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was $1 million in 2023 and less than $1 million in 2022 and is related to the Company’s equity investment in the Rengo Riverwood Packaging, Ltd. joint venture.

Segment Reporting

The Company has three reportable segments as follows:

Paperboard Manufacturing, previously referred to as the Paperboard Mills reportable segment, includes the seven North American paperboard manufacturing facilities that produce recycled, unbleached and bleached paperboard, which is consumed internally to produce paperboard consumer packaging for the Americas and Europe Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods (“CPG”) companies and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants (“QSR”) serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging, primarily cartons, sold primarily to CPG companies serving the food, beverage and consumer product markets including healthcare and beauty products primarily in Europe.

The Company allocates certain paperboard manufacturing and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described in “Note 1 - Nature of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
In millions	2023	2022	2021
NET SALES:
Paperboard Manufacturing	$1,022	$1,290	$1,007
Americas Paperboard Packaging	6,200	6,015	4,996
Europe Paperboard Packaging	2,024	1,973	992
Corporate/Other/Eliminations(a)	182	162	161
Total	$9,428	$9,440	$7,156

INCOME (LOSS) FROM OPERATIONS:
Paperboard Manufacturing(b)(c)	$(23)	$45	$(10)
Americas Paperboard Packaging(c)(d)	1,088	800	456
Europe Paperboard Packaging(c)(e)	127	59	82
Corporate and Other(c)	(18)	2	(121)
Total	$1,174	$906	$407
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2023, 2022, and 2021. See “Note 18 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” for further information.
(c) Includes expenses related to business combinations, exit activities and other special charges. See “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” for further information.
(d) Includes accelerated depreciation related to exit activities in 2023. See “Note 18 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” for further information.
(e) Includes impairment charges related to Russia. See “Note 19 - Impairment and Divestiture of Russian Business” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” for further information.

2023 COMPARED WITH 2022

Paperboard Manufacturing

Net Sales decreased due to lower open market volume, partially offset by higher pricing.

Income from Operations decreased due to lower open market volume, higher levels of maintenance and market downtime, accelerated depreciation and charges related to the closure of the three recycled paperboard manufacturing facilities (refer to “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data,” for additional information), other inflation (primarily labor and benefits), accelerated depreciation and charges related to the Company's decision to decommission its K3 recycled paperboard machine, and charges related to the discontinuation of the Texarkana swing capacity project. The decrease was partially offset by higher pricing, productivity improvements, including benefits from capital projects, and commodity deflation, primarily secondary fiber, energy, wood and freight partially offset by chemicals.

Americas Paperboard Packaging

Net Sales increased due to higher pricing and new product introductions driven by conversions to our sustainable consumer packaging solutions and the acquisition of Bell in September 2023, partially offset by lower organic sales. Lower packaging volumes in beverage, cereal, dry foods, frozen foods, and dairy were partially offset by higher packaging volumes in foodservice and tissue. In beverage, packaging volumes decreased in big beer, craft beer, specialty beverages and soft drinks.

Income from Operations increased due to higher pricing and cost savings from continuous improvement and other programs, partially offset by commodity inflation and other inflation (primarily labor and benefits), higher levels of maintenance and market downtime and charges related to the closures of packaging facilities (refer to “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data,” for additional information). The commodity inflation was primarily due to higher prices for external board, chemicals, and factoring, partially offset by lower costs for secondary fiber, energy, freight and wood.

Europe Paperboard Packaging

Net Sales increased due to higher pricing, mix, new product introductions driven by conversions to our sustainable consumer packaging solutions and favorable foreign currency exchange, partially offset by lower organic sales in beverage, convenience, healthcare and food partially offset by higher volumes in foodservice and beauty.

Income from Operations increased due to higher pricing and cost savings from continuous improvement and other programs, partially offset by commodity inflation primarily related to external board, energy and other inflation (primarily labor and benefits), unfavorable foreign currency exchange and lower organic sales. Income from Operations also increased due to a reduction in impairment charges related to the sale of its Russian operations. Refer to “Note 19 - Impairment and Divestiture of Russian Business” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data,” for additional information.

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

Liquidity and Capital Resources

The Company expects its material cash requirements for the next twelve months will be for: capital expenditures, periodic required income tax payments, periodic interest and debt service payments on associated debt (as discussed in Note 5), lease agreements which have fixed lease payment obligations (as discussed in Note 6), and minimum purchase commitments (as discussed in Note 13) along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next twelve months.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is not material and is included in Other Expense (Income), Net line item in the Consolidated Statement of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
In millions	2023	2022
Receivables Sold and Derecognized	$3,696	$3,299
Proceeds Collected on Behalf of Financial Institutions	3,646	3,179
Net Proceeds Received from Financial Institutions	28	152
Deferred Purchase Price at December 31(a)	1	—
Pledged Receivables at December 31	150	197
(a) Included in Other Current Assets on the Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were approximately $770 million and $753 million as of December 31, 2023 and 2022, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. As of December 31, 2023 and 2022, the Company sold receivables of $1,136 million and $1,124 million, respectively, related to these arrangements.

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company’s Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

The rollforwards of the Company's outstanding obligations confirmed as valid under its SFP for the years ended December 31, 2023, and 2022, are as follows:

	Year Ended December 31,
In millions	2023	2022
Confirmed Obligations Outstanding at the Beginning of the Year	$34	$26
Invoices Confirmed During the Year	117	127
Confirmed Invoices Paid During the Year	(121)	(119)
Confirmed Obligations Outstanding at the End of the Year	$30	$34

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company’s Consolidated Balance Sheets were $145 million, $55 million and $169 million as of December 31, 2023, 2022 and 2021, respectively.

Cash Flows

	Years Ended December 31,
In millions	2023	2022
Net Cash Provided by Operating Activities	$1,144	$1,090
Net Cash Used in Investing Activities	$(1,025)	$(435)
Net Cash Used in Financing Activities	$(106)	$(666)

Net cash provided by operating activities in 2023 totaled $1,144 million, compared to $1,090 million in 2022. The favorable increase was mainly due to an increase in income from operations, offset by higher levels of working capital. Pension contributions in 2023 and 2022 were $15 million and $24 million, respectively. In the first quarter of 2022, the Company made a $6 million contribution to its remaining U.S. defined benefit plan by effectively utilizing the excess balance related to its U.S. defined benefit plan terminated in 2020.

Net cash used in investing activities in 2023 totaled $1,025 million, compared to $435 million in 2022. The Company completed the acquisition of Tama on January 31, 2023 from Greif Packaging LLC for approximately $100 million. The Company also completed the acquisition of Bell for approximately $264 million on September 8, 2023 (including cash acquired of $3 million). For further discussion of the Company's acquired recycled paperboard manufacturing facility and packaging facilities, see “Note 4 - Business Combinations” in the Notes to the Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.” Capital spending was $804 million and $549 million in 2023 and 2022, respectively. The increase in capital spending was driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For more information on the construction of the new recycled paperboard manufacturing facility in Waco, Texas, refer to the Capital Investment section below. Net cash receipts related to the accounts receivable securitization and sale programs were $139 million and $119 million in 2023 and 2022, respectively.

Net cash used in financing activities in 2023 totaled $106 million compared to $666 million in 2022. Current year financing activities included borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $54 million and payments on debt of $26 million. The Company also paid dividends of $123 million and withheld $22 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. During 2022, the Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $28 million and payments on debt of $14 million. As further discussed in “Note 5 - Debt” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” 2022 activities included the redemption of the 4.875% Senior Notes due 2022 of $250 million. The Company also paid dividends and distributions of $92 million and withheld $18 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As a result of International Paper Company's final exchange in 2021, the Company currently owns 100% of the outstanding interests in GPIP. GPIP continued to be treated as a partnership for U.S. federal and state income tax purposes despite IP’s exit as a minority partner until September 1, 2022, when, due to an internal restructuring, GPIP became a single member limited liability company, terminating the partnership for income tax purposes. Therefore, GPIL is no longer subject to separate SEC filing requirements. As such, the Company has included Supplemental Guarantor disclosures herein that were previously included in the GPIL SEC filings.

As discussed in “Note 5 - Debt” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data,” the Senior Notes issued by GPIL (the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of the issuer other than its foreign subsidiaries, and in certain instances by the Company (a Parent guarantee) (collectively “the Guarantors”). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

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

In millions	Twelve Months Ended December 31, 2023
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$7,166
Cost of Sales	5,458
Income from Operations	1,032
Net Income	631
(a) Includes Net Sales to Nonguarantor Subsidiaries of $520 million.

In millions	December 31, 2023
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,612
Noncurrent assets	6,463
Intercompany receivables from Nonguarantors	1,300
Current liabilities	2,067
Noncurrent liabilities	5,478

Covenant Restrictions

Covenants contained in the Current Credit Agreement and the Indentures may, among other things, limit the Company's ability to incur additional indebtedness, dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, as well as disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Current Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant.

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2023, the Company was in compliance with such covenant and the ratio was 2.58 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2023, the Company was in compliance with such covenant and the ratio was 7.96 to 1.00.

As of December 31, 2023, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investments in 2023 were $885 million ($804 million was paid), compared to $430 million ($549 million was paid) in 2022. During 2023, the Company had capital spending of $838 million for adding capacity and improving process capabilities, $24 million for capital spares and $23 million for manufacturing packaging machinery. The increase is primarily driven by the ongoing construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For further discussion of the Company's new recycled paperboard manufacturing facility and continued investments made as part of the integration of acquisitions, see “Note 18 - Exit Activities” in the Notes to the Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.” In 2022, the capital investments were primarily due to planned asset upgrades at the U.S.-based paperboard manufacturing facilities, including the now completed recycled paperboard machine in Kalamazoo, Michigan.

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $8 million and $5 million as of December 31, 2023 and 2022, respectively.

Environmental Matters

Some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate further investigation and may result in remediation at those facilities. The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company's consolidated financial position, results of operations or cash flows.

For further discussion of the Company’s environmental matters, see “Note 14 - Environmental and Legal Matters” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

International Operations

The Company has packaging facilities and one paperboard manufacturing facility in 20 countries outside of the U.S. and sells its products worldwide. For 2023, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 30% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. In addition, at December 31, 2023, approximately 27% of the Company's total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Euro, British pound sterling, Swedish krona, Polish zloty, the Australian dollar, the Canadian dollar, the Mexico peso or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $65 million, which was recorded in Other Comprehensive (Loss) Income for the year ended December 31, 2023. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has previously entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2024. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. In addition, the Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING JUDGEMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to acquisitions, future cash flows associated with impairment testing for goodwill and long-lived assets, and deferred income taxes.

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

On November 1, 2021, the Company completed its acquisition of AR Packaging (the “AR Transaction”), through the acquisition of all of the shares of AR Packaging for cash of $1,412 million, net of cash acquired of $75 million. AR Packaging’s results of operations have been included in the Company’s financial results since the acquisition date. The Company allocated the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The Company identified that the acquired assets included customer relationships, which were assigned a fair value of $439 million using a discounted cash flow analysis. During the fourth quarter of 2022, the Company finalized acquisition accounting, which resulted in a decrease of $38 million to customer relationships. Significant assumptions in valuing this asset included the discount rate, annual revenue growth rates, customer attrition rates, projected operating expenses, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, tax rate, depreciation, contributory asset charge, and future earnings projections among others. The Company believes the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment losses in the future. Additional information regarding our acquisitions is included in “Note 4 - Business Combinations” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2023, the Company had seven reporting units, five of which had goodwill.

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

As of October 1, 2023, the Company performed a quantitative impairment test. The quantitative analysis involves calculating the fair value of each reporting unit by utilizing a discounted cash flow analysis based on the Company’s business plans, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

The Company performed its annual goodwill impairment tests as of October 1, 2023. The Company concluded that all reporting units with goodwill have a fair value that exceeded their carrying value, and thus goodwill was not impaired. The discount rate used for each reporting unit ranged from 8% to 9%, and we utilized a transaction multiple of 8.0 times to calculate terminal period cash flows. The Europe reporting unit had a fair value that exceeded its respective carrying value by 26%, whereas all other reporting units exceeded by more than 90%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of our respective reporting units, the fair value of each reporting unit would have continued to exceed its carrying amount. The Europe reporting unit had goodwill totaling $462 million. The Company does not believe it is likely that there will be material changes in the assumptions or estimates used to calculate the reporting unit fair values.

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

As of December 31, 2023, the Company has a valuation allowance of $37 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain federal tax credit carryforwards. As of December 31, 2022, a total valuation allowance of $57 million was recorded.

As of December 31, 2023, the Company has provided for deferred U.S. income taxes attributable to future withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, the Company provided deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. The Company determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary as of December 31, 2023.

The Company has not provided for deferred U.S. income taxes on outside basis differences of approximately $92 million in its other international subsidiaries because of the Company’s intention to indefinitely reinvest its earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability (primarily withholding tax in certain jurisdictions) on the unremitted earnings or any other associated outside basis differences is not practicable because of the complexities associated with the calculation.

The Company has elected to recognize global intangible low-taxed income (“GILTI”) as a period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see “Note 1 - Nature of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

BUSINESS OUTLOOK

Total capital investment for 2024 is expected to be approximately $950 million.

The Company also expects the following in 2024:

•Depreciation and amortization expense between $590 million and $610 million.

•Pension plan contributions between $10 million and $20 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. At December 31, 2023, the Company had active interest rate swap agreements with a notional amount of $750 million expiring in April 2024.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

	Long-Term Debt Principal Amount by Maturity-Average Interest Rate
	Expected Maturity Date
In millions	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$719	$27	$960	$300	$1,125	$1,071	$4,202	$4,036
Average Interest Rate	2.34%	7.60%	4.05%	4.75%	3.87%	3.33%
Variable Rate	$20	$16	$978	$—	$—	$1	$1,015	$1,003
	SOFR+Spread	SOFR+Spread	SOFR+Spread	SOFR+Spread	SOFR+Spread	SOFR+ Spread

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

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all receivables resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these receivables will be adversely affected by changes in exchange rates. At December 31, 2023, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2023, when aggregated and measured in U.S. dollars at December 31, 2023 contractual rates, had net notional amounts totaling $131 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

Deal Contingent Hedge

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021, immediately prior to the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Realized losses of $48 million for the year ended December 31, 2021 resulting from these contracts are recognized in Business Combinations, Exit Activities and Other Special Charges, Net in the Consolidated Statements of Operations. For more information, see “Note 1 - General Information” of the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2024. The carrying value and fair value of the natural gas swap contracts is a net liability of $7 million as of December 31, 2023. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive Loss in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2023	2022	2021
Net Sales	$9,428	$9,440	$7,156
Cost of Sales	7,311	7,610	6,085
Selling, General and Administrative	805	774	528
Other Expense (Income), Net	64	19	(2)
Business Combinations, Exit Activities and Other Special Charges, Net	74	131	138
Income from Operations	1,174	906	407
Nonoperating Pension and Postretirement Benefit (Expense) Income	(3)	7	5
Interest Expense, Net	(239)	(197)	(123)
Income before Income Taxes and Equity Income of Unconsolidated Entity	932	716	289
Income Tax Expense	(210)	(194)	(74)
Income before Equity Income of Unconsolidated Entity	722	522	215
Equity Income of Unconsolidated Entity	1	—	1
Net Income	$723	$522	$216
Net Income Attributable to Noncontrolling Interest	—	—	(12)
Net Income Attributable to Graphic Packaging Holding Company	$723	$522	$204

Net Income Per Share Attributable to Graphic Packaging Holding Company — Basic	$2.35	$1.69	$0.69
Net Income Per Share Attributable to Graphic Packaging Holding Company — Diluted	$2.34	$1.69	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,
2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$723	$—	$723
Other Comprehensive Income (Loss), Net of Tax
Derivative Instruments	3	—	3
Pension and Postretirement Benefit Plans	(4)	—	(4)
Currency Translation Adjustment	65	—	65
Total Other Comprehensive Income, Net of Tax	64	—	64
Total Comprehensive Income	$787	$—	$787
Year Ended December 31,
2022
Net Income	$522	$—	$522
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	4	—	4
Pension and Postretirement Benefit Plans	(9)	—	(9)
Currency Translation Adjustment	(148)	(1)	(149)
Total Other Comprehensive Loss, Net of Tax	(153)	(1)	(154)
Total Comprehensive Income (Loss)	$369	$(1)	$368

Year Ended December 31,
2021
Net Income	$204	$12	$216
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	5	1	6
Pension and Postretirement Benefit Plans	45	—	45
Currency Translation Adjustment	(28)	—	(28)
Total Other Comprehensive Income, Net of Tax	22	1	23
Total Comprehensive Income	$226	$13	$239

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share amounts	2023	2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$162	$150
Receivables, Net	835	879
Inventories, Net	1,754	1,606
Other Current Assets	94	71
Total Current Assets	2,845	2,706
Property, Plant and Equipment, Net	4,992	4,579
Goodwill	2,103	1,979
Intangible Assets, Net	820	717
Other Assets	415	347
Total Assets	$11,175	$10,328

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$764	$53
Accounts Payable	1,094	1,123
Compensation and Employee Benefits	273	295
Interest Payable	63	51
Other Accrued Liabilities	395	411
Total Current Liabilities	2,589	1,933
Long-Term Debt	4,609	5,200
Deferred Income Tax Liabilities	731	668
Accrued Pension and Postretirement Benefits	104	111
Other Noncurrent Liabilities	360	266

Commitments (Note 13)

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 306,058,815 and 307,116,089 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	3
Capital in Excess of Par Value	2,062	2,054
Retained Earnings	1,029	469
Accumulated Other Comprehensive Loss	(313)	(377)
Total Graphic Packaging Holding Company Shareholders' Equity	2,781	2,149
Noncontrolling Interest	1	1
Total Equity	2,782	2,150
Total Liabilities and Shareholders' Equity	$11,175	$10,328

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2020	267,726,373	$3	$1,715	$(48)	$(246)	$416	$1,840
Net Income	—	—	—	204	—	12	216
Distribution of Membership Interest	—	—	—	—	—	(6)	(6)
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	5	1	6
Pension and Postretirement Benefit Plans	—	—	—	—	45	—	45
Currency Translation Adjustment	—	—	—	—	(28)	—	(28)
Redemption of IP's Ownership Interest	38,080,072	—	319	—	—	(423)	(104)
Dividends Declared	—	—	—	(90)	—	—	(90)
Investment in Subsidiaries	—	—	—	—	—	2	2
Recognition of Stock-Based Compensation	—	—	12	—	—	—	12
Issuance of Shares for Stock-Based Awards	1,297,106	—	—	—	—	—	—
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893
Net Income	—	—	—	522	—	—	522
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	4	—	4
Pension and Postretirement Benefit Plans	—	—	—	—	(9)	—	(9)
Currency Translation Adjustment	—	—	—	—	(148)	(1)	(149)
Repurchase of Common Stock	(1,315,839)	—	(8)	(20)	—	—	(28)
Dividends Declared	—	—	—	(99)	—	—	(99)
Recognition of Stock-Based Compensation	—	—	16	—	—	—	16
Issuance of Shares for Stock-Based Awards	1,328,377	—	—	—	—	—	—
Balances at December 31, 2022	307,116,089	$3	$2,054	$469	$(377)	$1	$2,150
Net Income	—	—	—	723	—	—	723
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	—	3
Pension and Postretirement Benefit Plans	—	—	—	—	(4)	—	(4)
Currency Translation Adjustment	—	—	—	—	65	—	65
Repurchase of Common Stock	(2,389,224)	—	(14)	(40)	—	—	(54)
Dividends Declared	—	—	—	(123)	—	—	(123)
Recognition of Stock-Based Compensation	—	—	22	—	—	—	22
Issuance of Shares for Stock-Based Awards	1,331,950	—	—	—	—	—	—
Balances at December 31, 2023	306,058,815	$3	$2,062	$1,029	$(313)	$1	$2,782

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$723	$522	$216

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	619	553	489
Amortization of Deferred Debt Issuance Costs	6	9	9
Deferred Income Taxes	22	131	55
Amount of Postretirement Expense Less Than Funding	(5)	(18)	(24)
Asset Impairment Charges	29	96	—
Other, Net	58	15	93
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 4)	(308)	(218)	(229)
Net Cash Provided by Operating Activities	1,144	1,090	609

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(781)	(522)	(775)
Packaging Machinery Spending	(23)	(27)	(27)
Acquisition of Businesses, Net of Cash Acquired	(361)	—	(1,704)
Beneficial Interest on Sold Receivables	184	125	130
Beneficial Interest Obtained in Exchange for Proceeds	(45)	(6)	(11)
Other, Net	1	(5)	(5)
Net Cash Used in Investing Activities	(1,025)	(435)	(2,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(54)	(28)	—
Payments on Debt	(26)	(14)	(16)
Proceeds from Issuance of Debt	—	—	2,965
Retirement of Long-Term Debt	—	(250)	(1,626)
Redemption of Noncontrolling Interest	—	—	(150)
Borrowings under Revolving Credit Facilities	4,449	3,929	4,485
Payments on Revolving Credit Facilities	(4,314)	(4,195)	(3,649)
IP Tax Receivable Agreement Payment	—	—	(109)
Debt Issuance Costs	—	—	(27)
Repurchase of Common Stock related to Share-Based Payments	(22)	(18)	(15)
Dividends paid to shareholders and Distributions paid to GPIP Partner	(123)	(92)	(92)
Other, Net	(16)	2	12
Net Cash (Used in) Provided by Financing Activities	(106)	(666)	1,778

Increase (Decrease) in cash and cash equivalents, including cash classified within assets held for sale	13	(11)	(5)
Less Cash reclassified to Assets Held for Sale	—	5	—
Effect of Exchange Rate Changes on Cash	(1)	(6)	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	12	(22)	(7)
Cash and Cash Equivalents at Beginning of Year	150	172	179
Cash and Cash Equivalents at End of Year	$162	$150	$172

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$141	$118	$121
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$70	$52	$118

Non-cash Financing Activities:
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	$—	$42	$11
Non-cash Exchange of Stock Issuance for Redemption of Noncontrolling Interest	$—	$—	$(652)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company, a leading sustainable consumer packaging provider, operates on a global basis, is one of the largest producers of cartons and containers for the packaging of consumer goods and paperboard-based foodservice packaging solutions in the United States (“U.S.”) and Europe, and holds leading market positions in paperboard used to produce consumer packaging solutions, including recycled, unbleached and bleached paperboard.

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food, foodservice and other consumer products. The Company strives to provide innovative paperboard packaging solutions preferred by consumers. The Company delivers marketing and performance benefits to its customers through its global packaging network, its proprietary carton and packaging designs, and its commitment to quality, service, and environmental stewardship.

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

The Company is a party to a Japanese joint venture, Rengo Riverwood Packaging, Ltd. in which it holds a 50% ownership interest that is accounted for using the equity method.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense (Income), Net in the Consolidated Statements of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
In millions	2023	2022
Receivables Sold and Derecognized	$3,696	$3,299
Proceeds Collected on Behalf of Financial Institutions	3,646	3,179
Net Proceeds Received from Financial Institutions	28	152
Deferred Purchase Price at December 31(a)	1	—
Pledged Receivables at December 31	150	197
(a) Included in Other Current Assets on the Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $770 million and $753 million as of December 31, 2023 and 2022, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. As of December 31, 2023 and 2022, the Company sold receivables of $1,136 million and $1,124 million, respectively, related to these arrangements.

Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

The rollforward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
In millions	2023	2022
Confirmed Obligations Outstanding at the Beginning of the Year	$34	$26
Invoices Confirmed During the Year	117	127
Confirmed Invoices Paid During the Year	(121)	(119)
Confirmed Obligations Outstanding at the End of the Year	$30	$34

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Consolidated Balance Sheets were $145 million, $55 million, and $169 million as of December 31, 2023, 2022 and 2021, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. For the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of net sales.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $8 million, $5 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Depreciation expense, including the depreciation expense of assets under finance leases, for 2023, 2022 and 2021 was $528 million, $463 million and $420 million, respectively.

Intangible Assets

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Goodwill is the Company’s only intangible asset not subject to amortization. The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization expense as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships(a)	$1,574	$(796)	$778	$1,382	$(706)	$676
Non-Compete Agreements(a)	3	—	3	—	—	—
Patents, Trademarks, Licenses, Leases and Developed Technology	157	(118)	39	152	(111)	41
Total	$1,734	$(914)	$820	$1,534	$(817)	$717
(a) Please see “Note 4 - Business Combinations” for the intangibles acquired with the Tama Paperboard, LLC ("Tama”) and Bell Incorporated (“Bell”) acquisitions.

The Company recorded amortization expense for the years ended December 31, 2023, 2022 and 2021 of $91 million, $90 million and $69 million, respectively. The Company expects amortization expense for the next five consecutive years to be approximately as follows: $89 million, $64 million, $59 million, $57 million, and $56 million.

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

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. However, the Company performed a quantitative impairment test as of October 1, 2023, and concluded goodwill was not impaired for any of its reporting units.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following is a rollforward of goodwill by reportable segment:

In millions	Paperboard Manufacturing	Americas Paperboard Packaging	Europe Paperboard Packaging	Corporate/Other(a)	Total
Balance at December 31, 2021	$506	$968	$528	$13	$2,015
Acquisition of Businesses	—	10	11	—	21
Impairment of Russian Business(b)	—	—	(12)	—	(12)
Foreign Currency Effects	—	2	(46)	(1)	(45)
Balance at December 31, 2022	$506	$980	$481	$12	$1,979
Acquisition of Businesses(c)	59	42	—	—	101
Foreign Currency Effects	—	6	18	(1)	23
Balance at December 31, 2023	$565	$1,028	$499	$11	$2,103
(a) Includes Australia operating segment.
(b) Relates to the Company's divestiture of its Russian business. Please see "Note 19 - Impairment and Divestiture of Russian Business" for more information.
(c) Represents goodwill related to the Tama and Bell acquisitions.

Retained Insurable Risks

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of the FASB Codification. A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. The Company's asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our paperboard manufacturing facilities. At December 31, 2023 and 2022, the Company had liabilities of $14 million and $13 million, respectively. The liabilities are primarily reflected as Other Noncurrent Liabilities on the Consolidated Balance Sheets.

International Currency

The functional currency of the international subsidiaries is usually the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Any related translation adjustments are recorded directly to a separate component of Shareholders’ Equity, unless there is a sale or substantially complete liquidation of the underlying foreign investments. Gains and losses on foreign currency transactions are included in Other Expense (Income) in the Consolidated Statements of Operations, Net for the period in which the exchange rate changes.

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

Revenue Recognition

The Company has two primary activities, manufacturing and the converting of paperboard for and into consumer packaging made from renewable resources, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in “Note 15 - Business Segment and Geographic Area Information.” All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $9,383 million, $9,410 million and $7,131 million, respectively, of revenue from contracts with customers.

The transaction price allocated to each performance obligation consists of the stand-alone selling price, estimates of rebates and other sales or contract renewal incentives, and cash discounts and sales returns (“Variable Consideration”) and excludes sales tax. Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Purchases by the Company’s principal customers are manufactured and shipped with minimal lead time, therefore performance obligations are generally satisfied shortly after manufacturing and shipment. The Company uses standard payment terms that are consistent with industry practice.

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of December 31, 2023 and 2022, contract assets were $28 million and $8 million, respectively. The Company's contract liabilities consist principally of rebates, and as of December 31, 2023 and 2022 were $60 million and $65 million, respectively.

Shipping and Handling

The Company includes shipping and handling costs in Cost of Sales.

Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2023, 2022 and 2021 were $16 million, $14 million, and $10 million, respectively.

Business Combinations, Exit Activities and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Charges, Net in the Consolidated Statements of Operations for the year ended December 31:

In millions	2023	2022	2021
Charges Associated with Business Combinations(a)	$4	$23	$84
Exit Activities(b)	47	10	21
Charges Associated with a Divestiture(c)	14	96	—
Other Special Charges(d)	9	2	33
Total	$74	$131	$138
(a) These costs relate to the Americraft Carton, Inc. (“Americraft”), AR Packaging Group AB (“AR Packaging”), Tama, and the Bell acquisitions (see “Note 4 - Business Combinations”).
(b) Relates to the Company's closures of its three smaller recycled paperboard manufacturing facilities (which includes Tama), the closures of multiple packaging facilities, and the discontinuation of the Texarkana swing capacity project (see “Note 18 - Exit Activities”).
(c) Relates to the sale of the Company's Russian operations (see “Note 19 - Impairment and Divestiture of Russian Business”).
(d) These costs include $9 million related to the devaluation of the Nigerian Naira in 2023.

2023

On January 31, 2023, the Company completed the acquisition of Tama, a recycled paperboard manufacturing facility located in Tama, Iowa. The costs associated with this acquisition were less than $1 million and are included in Charges Associated with Business Combinations in the table above. For more information, see “Note 4 - Business Combinations”. Subsequently, in the second quarter of 2023, the Company closed this facility. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”.

On February 7, 2023, the Company announced an approximately $1 billion investment in a new recycled paperboard manufacturing facility in Waco, Texas. In conjunction with the completion of this project, the Company expects to close two additional smaller recycled paperboard manufacturing facilities in order to strategically expand capacity while lowering costs. Charges associated with these closures are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”.

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities will be consolidated into our existing packaging network. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On September 8, 2023, the Company completed the acquisition of Bell, an independent packaging company for $264 million, subject to customary working capital adjustments. The acquisition included three packaging facilities located in South Dakota and Ohio and is reported within the Americas Paperboard Packaging reportable segment. Charges Associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see “Note 4 - Business Combinations”.

During the third quarter of 2023, the Company decided to discontinue its previously announced project in Texarkana to modify an existing paperboard machine to add swing capacity between bleached and unbleached paperboard in order to focus growth investments in the strategic expansion of coated recycled paperboard capacity. Through December 31, 2023, the Company incurred charges of $16 million related to the write-off of assets, which were primarily engineering, permitting, and consulting costs for this project. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”.

During the third quarter of 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. As of December 31, 2023, the Company incurred charges of $20 million related to the write-off of inventory and accelerated depreciation for the assets included in Costs of Sales in the Company's Consolidated Statements of Operations. The Company expects to incur additional charges of $5 million to $10 million as it relates to the dismantling of the K3 recycled paperboard machine through 2024.

During the second quarter of 2022, the Company began the process of divesting its interest in its two packaging facilities in Russia (the “Russian Operations”). The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. On November 30, 2023, the Company completed the sale of its Russian Operations. Impairment charges associated with this divestiture are included in Charges Associated with a Divestiture in the table above. For more information, see “Note 19 - Impairment and Divestiture of Russian Business”.

2022

In March 2022, the Company announced its decision to close the Norwalk, Ohio, packaging facility and closed the facility in September 2022. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”.

2021

During 2019, the Company announced its plans to invest in a new recycled paperboard machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller recycled paperboard manufacturing facilities in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller recycled paperboard manufacturing facilities. In the second quarter 2022, the Company closed the Battle Creek, Michigan recycled paperboard manufacturing facility. Severance, retention, start-up costs, and other charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities.”

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021, immediately prior to the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Unrealized losses of $48 million for the year ended December 31, 2021 resulting from these contracts are recognized in Charges Associated with Business Combinations in the table above. For more information, see “Note 10 - Financial Instruments, Derivatives and Hedging Activities.”

On July 1, 2021, the Company acquired substantially all the assets of Americraft, the largest independent operator of packaging facilities in North America for $292 million. The acquisition included seven packaging facilities across the United States and is reported within the Americas Paperboard Packaging reportable segment. Charges associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see “Note 4 - Business Combinations”.

On November 1, 2021, the Company acquired all the shares of AR Packaging, Europe's second largest producer of paperboard consumer packaging, for $1,412 million in cash, net of cash acquired of $75 million. The acquisition included 30 packaging facilities in 13 countries and is reported within the Europe Paperboard Packaging reportable segment. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see “Note 4 - Business Combinations”.

Share Repurchases and Dividends

On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized January 28, 2019 (the “2019 share repurchase program”).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and retained earnings.

The following presents the Company's share repurchases for the years ended December 31, 2023, 2022, and 2021:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price, per Share
2023	$54	2,389,224	$22.80
2022	$28	1,315,839	$20.91
2021	$—	—	$—

At December 31, 2023, the Company had $565 million available for additional repurchases under the 2023 and 2019 share repurchase programs.

During 2023, 2022 and 2021, GPHC paid cash dividends of $123 million, $92 million and $87 million, respectively. Though the decision to distribute cash dividends rests solely with the Board of Directors, the Company presently intends to maintain a quarterly cash dividend, subject to earnings and liquidity considerations.

Adoption of New Accounting Standards

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which is intended to enhance the transparency of supplier finance programs and requires buyers in a supplier finance program to disclose sufficient information about the program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this standard in the first quarter of fiscal 2023 and did not result in any changes in accounting principle upon transition. The adoption of this accounting standard did not have an impact on the Company’s financial position, results of operations and cash flows.

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

Accounting Standards Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The Company will continue evaluating the impact of this ASU on its disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will continue evaluating the impact of this ASU on its disclosures.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 2.    SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included on the Consolidated Balance Sheets.

Receivables, Net:

In millions	2023	2022
Trade	$739	$825
Less: Allowance	(23)	(21)
	716	804
Other	119	75
Total	$835	$879

Inventories, Net by major class:

In millions	2023	2022
Finished Goods	$602	$515
Work in Progress	201	218
Raw Materials	684	645
Supplies	267	228
Total	$1,754	$1,606

Property, Plant and Equipment, Net:

In millions	2023	2022
Property, Plant and Equipment, at Cost:
Land and Improvements	$195	$187
Buildings(a)	1,122	1,067
Machinery and Equipment(b)	7,686	7,383
Construction-in-Progress	657	234
	9,660	8,871
Less: Accumulated Depreciation(a)(b)	(4,668)	(4,292)
Total	$4,992	$4,579
(a) Includes gross assets under finance lease of $146 million and related accumulated depreciation of $31 million as of December 31, 2023, and gross assets under finance lease of $146 million and related accumulated depreciation of $22 million as of December 31, 2022.
(b) Includes gross assets under finance lease of $51 million and related accumulated depreciation of $21 million as of December 31, 2023, and gross assets under finance lease of $51 million and related accumulated depreciation of $16 million as of December 31, 2022.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Accrued Liabilities:

In millions	2023	2022
Operating Lease Liabilities, current portion	$62	$66
Accrued Payables	61	66
Other Accrued Taxes	49	51
Accrued Customer Rebates	48	44
Dividends Payable	31	31
Deferred Revenue	30	32
Income Tax Payable	15	7
Fair Value of Derivatives, current portion	13	12
Accrued Severance	6	3
Unfavorable Supply Agreement	2	2
Other(a)	78	97
Total	$395	$411
(a) Other accrued expenses include several types of expenses such as accrued bonus, external outside services and production costs.

Other Noncurrent Liabilities:

In millions	2023	2022
Operating Lease Liabilities, noncurrent portion	$189	$184
FIN48 Liabilities	38	4
Deferred Compensation	30	19
Multi-Employer Plans	17	18
Workers Compensation Reserve	8	8
Deferred Revenue	8	8
Unfavorable Supply Agreement	2	3
Other	68	22
Total	$360	$266

NOTE 3.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow (Used In) Provided by Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions:

In millions	2023	2022	2021
Receivables, Net	$(39)	$(184)	$(106)
Inventories, Net	(117)	(268)	(80)
Other Current Assets	(15)	2	(12)
Other Assets	(19)	(1)	(22)
Accounts Payable	(140)	132	77
Compensation and Employee Benefits	(25)	87	(15)
Income Taxes	7	(2)	(6)
Interest Payable	12	16	4
Other Accrued Liabilities	(22)	(11)	3
Other Noncurrent Liabilities	50	11	(72)
Total	$(308)	$(218)	$(229)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2023	2022	2021
Interest	$221	$176	$116
Income Taxes	$157	$43	$25

NOTE 4.    BUSINESS COMBINATIONS

The Company accounts for acquisitions as business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”).

Bell Incorporated

On September 8, 2023, the Company completed the acquisition of Bell, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $264 million, subject to customary working capital adjustments, using existing cash and borrowings under its revolving credit facility. The acquisition is reported within the Americas Paperboard Packaging reportable segment.

The preliminary purchase price allocation as of December 31, 2023 is as follows:

In millions	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$264

Cash & Cash Equivalents	3
Receivables, Net	19
Inventories, Net	17
Property, Plant and Equipment	30
Intangible Assets(a)	161
Other Assets	15
Total Assets Acquired	245
Current Liabilities	11
Other Noncurrent Liabilities	12
Total Liabilities Assumed	23
Net Assets Acquired	222
Goodwill	42
Purchase Consideration Transferred	$264
(a) Intangible Assets primarily consists of Customer Relationships with a weighted average life of approximately 15 years.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date and is subject to further adjustments in subsequent periods. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes.

Tama Paperboard, LLC

On January 31, 2023, the Company completed the acquisition of Tama, a recycled paperboard manufacturing facility located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million, using existing cash and borrowings under its revolving credit facility.

During the second quarter of 2023, the Company finalized the acquisition accounting adjustments for Tama and the purchase price has been allocated to assets acquired and liabilities assumed based on the fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes, and is reported within the Paperboard Manufacturing reportable segment.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Americraft

On July 1, 2021, the Company acquired substantially all of the assets of Americraft. The Company paid approximately $292 million, using existing cash and borrowings under its revolving credit facility. The acquisition included seven packaging facilities across the United States.

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

The final purchase price allocation is as follows:

In millions	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$292

Receivables, Net	22
Inventories, Net	36
Property, Plant and Equipment, Net	94
Intangible Assets, Net(a)	74
Other Assets	1
Total Assets Acquired	227
Current Liabilities	13
Total Liabilities Assumed	13
Net Assets Acquired	214
Goodwill	78
Total Estimated Fair Value of Net Assets Acquired	$292
(a) Intangible Assets, Net, primarily consists of Customer Relationships with a weighted average life of approximately 15 years.

During the second quarter of 2022, the Company finalized the acquisition accounting for Americraft.

Proforma disclosures were omitted for the Bell, Tama and Americraft acquisitions as they do not have a significant impact on the Company’s financial results.

AR Packaging

On November 1, 2021, the Company completed the acquisition of AR Packaging, Europe's second largest producer of paperboard consumer packaging, by acquiring all the AR Packaging Group AB shares that were issued and outstanding as of the date of acquisition. The acquisition included 30 packaging facilities in 13 countries and enhances the Company’s global scale, innovation capabilities, and value proposition for customers throughout Europe and bordering regions.

The total cash consideration for the AR Packaging acquisition was $1,412 million net of cash acquired of $75 million, paid in Euros through the use of deal contingent, foreign exchange forward contracts, purchased through the use of available borrowing capacity on the Company’s Senior Secured Revolving Credit Facilities and the $400 million Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement. For more information, see “Note 5 - Debt.”

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

The final purchase price allocation is as follows:

In millions	Amounts Recognized as of Acquisition Date (as adjusted)(a)
Total Purchase Consideration	$1,487

Cash Acquired	75
Receivables, Net	206
Inventories	166
Other Current Assets	12
Property, Plant and Equipment(b)	556
Intangible Assets(c)	409
Other Assets	62
Total Assets Acquired	1,486
Accounts Payable	109
Compensation and Employee Benefits	12
Other Accrued Liabilities	99
Short-Term Debt and Current Portion of Long-Term Debt	9
Long-Term Debt	17
Deferred Income Tax Liabilities	139
Accrued Pension and Postretirement Benefits	55
Other Noncurrent Liabilities	43
Noncontrolling Interests	2
Total Liabilities Assumed	485
Net Assets Acquired	1,001
Goodwill	486
Total Estimated Fair Value of Net Assets Acquired	$1,487
(a) The amounts were translated from Euro to USD using the rate at the acquisition date of 1.1539.
(b) Property, Plant and Equipment primarily consists of Machinery and Equipment of $374 million with a weighted average life of approximately 13 years.
(c) Intangible Assets primarily consists of Customer Relationships of $401 million with a weighted average life of approximately 15 years.

During the fourth quarter of 2022, the Company finalized the acquisition accounting for AR Packaging.

The Consolidated Statements of Operations include $1,135 million of Net Sales and $17 million of Loss from Operations for AR Packaging for the year ended December 31, 2022 and $176 million of Net Sales and $8 million of Loss from Operations for the year ended December 31, 2021. The year ended December 31, 2022 included $96 million of impairment charges related to the divestiture of its two packaging facilities in Russia. See “Note 19 - Impairment and Divestiture of Russian business” for further information.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 5.    DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	2023	2022
Short Term Borrowings	$18	$16
Current Portion of Finance Leases	7	11
Current Portion of Long-Term Debt(a)	739	26
Total Short-Term Debt and Current Portion of Long-Term Debt	$764	$53
(a)Includes the 0.821% and 4.125% Senior Notes due 2024.

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2023 and 2022 was 6.5% and 6.2%, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Long-Term Debt is comprised of the following:

In millions	2023	2022
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.13%, payable in 2024(b)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.78%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.65%, payable in 2029(a)	321	311
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.79%, payable in 2030(a)	400	400
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(a)	106	108
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (6.57% at December 31, 2023), effective rate of 6.59%, payable in 2028(a)	250	250
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (6.32% at December 31, 2023) payable through 2026(a)	508	529
Senior Secured Term Loan Facility (€206 million) with interest payable at various dates at floating rates (5.23% at December 31, 2023) payable through 2026(a)	227	225
Senior Secured Revolving Credit Facilities with interest payable at floating rates (6.96% at December 31, 2023) payable in 2026(a)(c)	774	634
Finance Leases	161	170
Other	6	15
Total Long-Term Debt Including Current Portion	5,378	5,267
Less: Current Portion	746	37
Total Long-Term Debt Excluding Current Portion	4,632	5,230
Less: Unamortized Deferred Debt Issuance Costs	23	30
Total Long-Term Debt	$4,609	$5,200
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“GPIP”) and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 6.61% and 3.52% as of December 31, 2023 and 2022, respectively.

2023
On February 7, 2023 Graphic Packaging International, LLC, a Delaware limited liability company and a direct subsidiary of GPIP (“GPIL”) entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provides for a future replacement floating interest rate benchmark (the Canadian Overnight Repo Rate Average “CORRA”) to take effect upon the cessation of the Canadian Dollar Offered Rate (“CDOR”) for Canadian Dollar borrowings under the domestic revolving credit facility. The Third Amendment also modified the borrowing mechanics for certain term Secured Overnight Financing Rate (“SOFR”) loans under the domestic revolving line of credit.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At December 31, 2023, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,850	$774	$1,071
Senior Secured International Revolving Credit Facilities	200	—	200
Other International Facilities	53	24	29
Total	$2,103	$798	$1,300
(a) In accordance with its debt agreements, the Company's availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $5 million as of December 31, 2023. These letters of credit are primarily used as security against its self-insurance obligations and workers' compensation obligations. These letters of credit expire at various dates throughout 2024 unless extended.

Long-Term Debt maturities (excluding finance leases) are as follows:

In millions
2024	$739
2025	43
2026	1,938
2027	300
2028	1,125
After 2028	1,072
Total	$5,217

Covenant Agreements

The Covenants in the Company's Fourth Amended and Restated Credit Agreement (the “Current Credit Agreement”) and the indentures governing the 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2023, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of lease costs are as follows:

	Year Ended December 31,
In millions	2023	2022
Finance lease costs:
Amortization of right-of-use asset	$14	$11
Interest on lease liabilities	9	8
Operating lease costs	86	82
Short-term lease costs	29	21
Variable lease costs	14	16
Total lease costs, net	$152	$138

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
In millions	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84	$83
Operating cash flows from finance leases	9	8
Financing cash flows from finance leases	9	9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	70	52
Finance leases	—	42

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Supplemental balance sheet information related to leases was as follows:

		December 31,
In millions, except lease term and discount rate	Balance Sheet Classification	2023	2022
Operating Leases:
Operating lease right-of-use asset	Other Assets	$228	$245
Current operating lease liabilities	Other Accrued Liabilities	$62	$66
Noncurrent operating lease liabilities	Other Noncurrent Liabilities	189	184
Total operating lease liabilities		$251	$250

Finance Leases:
Property, Plant and Equipment		$197	$197
Accumulated depreciation		(52)	(38)
Property, Plant and Equipment, net		$145	$159
Current finance lease liabilities	Short-Term Debt and Current Portion of Long-Term Debt	$7	$11
Noncurrent finance lease liabilities	Long-Term Debt	154	159
Total finance lease liabilities		$161	$170

Weighted Average Remaining Lease Term (Years):
Operating leases		6	7
Finance leases		16	16

Weighted Average Discount Rate:
Operating leases		4.10%	3.76%
Finance leases		5.17%	5.31%

Maturities of lease liabilities are as follows:

In millions
Year ending December 31,	Operating Leases	Finance Leases
2024	$69	$16
2025	56	15
2026	43	14
2027	34	15
2028	21	16
Thereafter	59	165
Total lease payments	$282	$241
Less imputed interest	(31)	(80)
Total	$251	$161

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 7.    STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of December 31, 2023, there were 8.9 million shares remaining available to be granted under the 2014 Plan.

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

Data concerning RSUs and Stock Awards granted in the years ended December 31 is as follows:

	2023	2022	2021
RSUs — Employees and Non-Employee Directors	1,780,345	1,943,769	1,680,997
Weighted-average grant date fair value	$23.74	$20.19	$16.14
Stock Awards — Board of Directors	25,588	34,160	55,055
Weighted-average grant date fair value	$25.01	$20.49	$17.80

A summary of the changes in the number of unvested RSUs from December 31, 2020 to December 31, 2023 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2020	5,141,706	$14.02
Granted(a)	1,680,997	16.14
Released	(2,121,203)	14.88
Forfeited	(359,100)	14.39
Performance adjustment(b)	587,461	15.09
Outstanding — December 31, 2021	4,929,861	$14.47
Granted(a)	1,943,769	20.19
Released	(2,180,435)	12.34
Forfeited	(193,145)	17.59
Performance adjustment(b)	324,814	12.52
Outstanding — December 31, 2022	4,824,864	$17.48
Granted(a)	1,780,345	23.74
Released	(2,313,891)	15.62
Forfeited	(102,583)	20.21
Performance adjustment(b)	753,702	15.59
Outstanding — December 31, 2023	4,942,437	$20.20
(a) Grant activity for all performance-based RSUs is disclosed at target.
(b) Reflects the number of RSUs paid out above target levels based on actual performance measured at the end of the performance period.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The initial value of the service-based RSUs is generally based on the closing market value of GPHC’s common stock on the date of grant, discounted to reflect that the RSUs do not accrue dividends during the vesting period. The 2023 performance-based RSU grants were valued using a Monte Carlo simulation as the total shareholder return contains a market condition. RSUs are recorded in Shareholders' Equity. The unrecognized expense at December 31, 2023 is approximately $49 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors as compensation are based on the market value of GPHC’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2023, 2022, and 2021, $44 million, $34 million and $27 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Consolidated Statements of Operations.

During 2023, 2022, and 2021, RSUs with an aggregate fair value of $54 million, $44 million and $35 million, respectively, vested and were paid out. The RSUs vested and paid out in 2023 were granted primarily during 2020.

NOTE 8.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS

The Company maintains both defined benefit pension plans and postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees in North America and their dependents. The Company maintains international defined benefit pension plans which are either noncontributory or contributory and are funded in accordance with applicable local laws. Pension or termination benefits are based primarily on years of service and the employee's compensation. Currently, the North American plans are closed to newly-hired employees.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2023	2022	2021	2023	2022	2021
Components of Net Periodic Cost:
Service Cost	$9	$14	$15	$—	$—	$—
Interest Cost	22	12	10	2	1	1
Expected Return on Plan Assets	(23)	(21)	(19)	—	—	—
Amortization of Actuarial Loss (Gain)	5	3	5	(3)	(2)	(2)
Net Periodic Cost (Benefit)	$13	$8	$11	$(1)	$(1)	$(1)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Weighted Average Assumptions:
Discount Rate	4.86%	2.46%	2.11%	5.12%	2.92%	2.52%
Rate of Increase in Future Compensation Levels	3.16%	1.80%	3.62%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	5.59%	3.86%	3.59%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	7.25%	6.15%	6.40%
Ultimate Health Care Cost Trend Rate	—	—	—	4.50%	4.50%	4.50%
Ultimate Year	—	—	—	2032	2031	2028

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2023	2022	2023	2022
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$471	$627	$26	$33
Service Cost	9	14	—	—
Interest Cost	22	12	2	1
Net Actuarial Loss (Gain)	10	(152)	—	(7)
Foreign Currency Exchange	10	(27)	—	—
Benefits Paid	(28)	(24)	(2)	(1)
Acquisition	—	12	—	—
Other	—	9	—	—
Benefit Obligation at End of Year	$494	$471	$26	$26

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$397	$557	$—	$—
Actual Return on Plan Assets	34	(149)	—	—
Employer Contributions	14	24	2	1
Foreign Currency Exchange	10	(27)	—	—
Benefits Paid	(28)	(24)	(2)	(1)
Acquisition	—	7	—	—
Other	—	9	—	—
Fair Value of Plan Assets at End of Year	$427	$397	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(67)	$(74)	$(26)	$(26)

Amounts Recognized on the Consolidated Balance Sheets Consist of:
Pension Assets	$18	$19	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(4)	$(5)	$(3)	$(3)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(81)	$(88)	$(23)	$(23)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$83	$82	$—	$(1)
Prior Service Cost (Credit)	$4	$3	$(19)	$(21)
Weighted Average Calculations:
Discount Rate	4.69%	4.86%	4.96%	5.12%
Rates of Increase in Future Compensation Levels	2.90%	3.16%	—	—
Initial Health Care Cost Trend Rate	—	—	8.50%	7.25%
Ultimate Health Care Cost Trend Rate	—	—	4.45%	4.50%
Ultimate Year	—	—	2033	2032

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2023, the net actuarial loss in accumulated other comprehensive loss was $83 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. For the largest plan, the actuarial loss is amortized over the average remaining service period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2023 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 4.69% and 4.86% in 2023 and 2022, respectively.

The pension net actuarial loss of $10 million was primarily due to changes in the discount rate. The weighted average discount rate at December 31, 2023 was 4.69% compared to 4.86% at December 31, 2022.

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $491 million and $465 million at December 31, 2023 and 2022, respectively. The projected benefit obligation (“PBO”) and fair value of plan assets where the PBO exceeded plan assets were $323 million and $311 million at December 31, 2023 and 2022, respectively. The ABO and fair value of plan assets where the ABO exceeded plan assets were $319 million and $304 million at December 31, 2023 and 2022, respectively.

Employer Contributions

The Company made $15 million and $24 million of contributions to its pension plans during 2023 and 2022, respectively. During 2022, the Company made a $6 million contribution to the remaining U.S. defined benefit plan by effectively utilizing the excess balance related to the U.S. defined benefit plan terminated in 2020. The Company expects to make contributions in the range of $10 million to $20 million in 2024.

The Company also made postretirement health care benefit payments of $2 million and $1 million during 2023 and 2022, respectively. For 2024, the Company expects to make approximately $2 million of contributions to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2023 and 2022, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The Company implemented a de-risking or liability driven investment strategy for its North America. and U.K. pension plans. This strategy moved assets from return seeking (equities) to investments that mirror the underlying benefit obligations (fixed income).

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2023	2022
Cash	4%	2%	4%
Equity Securities	17	25	26
Fixed Income Securities	78	65	45
Other Investments	1	8	25
Total	100%	100%	100%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2023(b)
Asset Category:
Cash	$7	$2	$2	$—	$3
Equity Securities:
Domestic	101	3	1	—	97
Foreign	6	6	—	—	—
Fixed Income Securities	281	21	259	1	—
Other Investments:
Diversified growth fund(a)	23	—	15	8	—
Insurance Contracts	9	—	—	9	—
Total	$427	$32	$277	$18	$100

		Fair Value Measurements at December 31, 2022
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2022(b)
Asset Category:
Cash	$15	$10	$2	$—	$3
Equity Securities:
Domestic	94	5	1	—	88
Foreign	7	7	—	—	—
Fixed Income Securities	180	15	165	—	—
Other Investments:
Real estate	4	—	4	—	—
Liability Driven Investment	56	35	21	—	—
Diversified growth fund(a)	32	—	8	24	—
Insurance Contracts	9	—	—	9	—
Total	$397	$72	$201	$33	$91
(a) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five-year horizon.
(b) Investments that are measured at net asset value (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2023	2022
Balance at January 1,	$33	$33
Purchases	—	11
Transfers Out, Net	(17)	(7)
Foreign Currency Exchange	2	(4)
Balance at December 31,	$18	$33

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2033:

In millions	Pension Plans	Postretirement Health Care Benefits
2024	$29	$2
2025	30	2
2026	32	2
2027	33	2
2028	34	2
2029— 2033	183	9

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities that have been closed. At December 31, 2023 and December 31, 2022, the Company has withdrawal liabilities of $17 million and $18 million, respectively, related to these plans, which is recorded as Compensation and Employee Benefits and Other Noncurrent Liabilities on the Consolidated Balance Sheets, which represents the Company's best estimate of the expected withdrawal liability.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2023, 2022 and 2021 were $87 million, $73 million and $69 million, respectively.

NOTE 9.    INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2023	2022	2021
U.S.	$852	$683	$237
International	80	33	52
Income before Income Taxes and Equity Income of Unconsolidated Entity	$932	$716	$289

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2023	2022	2021
Current Expense:
U.S.	$(150)	$(25)	$(2)
International	(38)	(38)	(17)
Total Current	$(188)	$(63)	$(19)

Deferred (Expense) Benefit:
U.S.	(49)	(137)	(57)
International	27	6	2
Total Deferred	$(22)	$(131)	$(55)
Income Tax Expense	$(210)	$(194)	$(74)

A reconciliation of Income Tax Expense (Benefit) on Income before Income Taxes and Equity Income of Unconsolidated Entity at the federal statutory rate of 21.0% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2023	Percent	2022	Percent	2021	Percent
Income Tax Expense at U.S. Statutory Rate	$(196)	21.0%	$(150)	21.0%	$(61)	21.0%
U.S. State and Local Tax Expense	(34)	3.6	(29)	4.1	(12)	4.1
Permanent Items	2	(0.3)	2	(0.3)	(9)	3.2
Provision to Return Adjustments	(3)	0.3	4	(0.5)	4	(1.4)
Change in Valuation Allowance	19	(2.1)	(21)	2.9	(1)	0.4
Unrealized Foreign Exchange	(7)	0.8	22	(3.1)	5	(1.7)
International Tax Rate Differences	(4)	0.5	(6)	0.8	(3)	1.0
U.S. Federal & State Tax Credits	22	(2.3)	9	(1.3)	13	(4.5)
Domestic Minority Interest	—	—	—	—	2	(0.7)
Deferred Adjustment due to IP Exit	—	—	—	—	(4)	1.5
Russia Impairment	(3)	0.3	(20)	2.8	—	—
Tax Effects Released from OCI	—	—	(10)	1.4	—	—
Other	(6)	0.7	5	(0.6)	(8)	2.8
Income Tax Expense	$(210)	22.5%	$(194)	27.2%	$(74)	25.7%

The effective tax rate for 2023 is different from the statutory rate primarily due to a decrease in the Company’s valuation allowances in Sweden, Norway and the Netherlands of $22 million, the establishment of a valuation allowance against certain net deferred tax assets in Nigeria of $3 million, as well as tax benefits of $22 million related to U.S. federal, state and foreign income tax credits. The Company also recognized income tax expense of $7 million related to unrealized foreign currency activity for intercompany loans where the entity’s functional currency and the loan denomination are different than the tax reporting currency (primarily in Sweden).

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As a result of the North America Consumer Packaging (“NACP”) Combination, during 2021, federal and state income taxes are not recorded with respect to consolidated domestic earnings attributable to the Company’s minority interest partner, resulting in a difference between the effective tax rate and the statutory tax rate.

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

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2023	2022
Deferred Income Tax Assets:
Compensation Based Accruals	$34	$37
Net Operating Loss Carryforwards	74	103
Postretirement Benefits	24	26
Tax Credits	8	26
Capitalized Research & Development Costs	64	44
Unrealized Foreign Exchange	—	28
Other	89	81
Valuation Allowance	(37)	(57)
Total Deferred Income Tax Assets	$256	$288
Deferred Income Tax Liabilities:
Property, Plant and Equipment	(672)	(661)
Goodwill & Other Intangibles	(263)	(280)
Other	(3)	—
Net Noncurrent Deferred Income Tax Liabilities	$(938)	$(941)
Net Deferred Income Tax Liability	$(682)	$(653)

The Company has evaluated the need to maintain a valuation allowance for deferred tax assets based on its assessment of whether it is more likely than not that deferred tax assets will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The Company reviewed its deferred income tax assets as of December 31, 2023 and 2022, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $37 million and $57 million as of December 31, 2023 and 2022, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2023, $10 million relates to net deferred tax assets in Sweden, $24 million relates to net deferred tax assets in various other foreign jurisdictions and $3 million relates to credit carryforwards in certain U.S. states as well as U.S. foreign tax credit carryforwards. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2023, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is not more likely than not on the net deferred income tax assets related primarily to the Company’s operations in Australia as well as certain operations in Germany and Nigeria.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2023, 2022, and 2021, respectively:

In millions		Additions		Deductions
December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Credited to Costs and Expenses	Credited to Other Accounts	Balance at End of Period
2023	$57	$6	$1	$(25)	$(2)	$37
2022	38	29	1	(8)	(3)	57
2021	34	4	4	(3)	(1)	38

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During 2023, the Company utilized it's remaining U.S. federal net operating loss carryforwards. The Company's U.S. state net operating loss carryforwards total $52 million and expire in various years through 2041. International net operating loss carryforward amounts total $296 million, of which substantially all have no expiration date.

Tax Credit carryforwards total $8 million which expire in various years through 2042.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2023	2022	2021
Balance at January 1,	$26	$24	$20
Additions for Tax Positions of Current Year	2	2	1
Additions for Tax Positions of Prior Years	8	1	3
Reductions for Tax Positions of Prior Years	(2)	(1)	—
Balance at December 31,	$34	$26	$24

At December 31, 2023, $30 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. As of December 31, 2023, none of the total gross unrecognized tax benefits recorded are related to indefinite lived deferred tax assets and did not have an impact on total tax expense.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an immaterial accrual for the payment of interest and penalties at December 31, 2023.

The Company anticipates that an immaterial portion of the total unrecognized tax benefits at December 31, 2023 could change within the next twelve months.

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

As of December 31, 2023, the Company has provided for deferred income taxes attributable to future foreign withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, Company provides deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. The Company determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary as of December 31, 2023.

The Company has not provided for deferred U.S. income taxes on approximately $92 million of its undistributed earnings in other international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability (primarily withholding tax in certain jurisdictions) on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

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

The following table summarizes the Company's current interest rate swap positions as of December 31, 2023:

Start	End	Notional Amount (In Millions)	Weighted Average Interest Rate
04/03/2023	04/01/2024	$750	4.71%

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During 2023 and 2022, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

As of December 31, 2021, the Company had interest rate swap positions with a notional value of $200 million, which matured in January 2022. As discussed in "Note 9 - Income Taxes", a $10 million expense was recorded to release the tax expense remaining in Other Comprehensive Income after the settlement of these swaps in the first quarter of 2022.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 65% of its expected natural gas usage for 2024.

During 2023 and 2022, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At December 31, 2023 and 2022, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at December 31, 2023 and 2022, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2023 and 2022, respectively, had net notional amounts totaling $131 million and $111 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Deal Contingent Hedge

On May 14, 2021, in connection with the AR Packaging acquisition, the Company entered into deal contingent foreign exchange forward contracts, with no upfront cash cost, to hedge €700 million of the acquisition price. These forward contracts settled October 29, 2021, immediately prior to the acquisition of AR Packaging and are accounted for as derivatives under ASC 815, Derivatives and Hedging. Realized losses of $48 million for the year ended December 31, 2021 resulting from these contracts are recognized in Business Combinations, Exit Activities and Other Special Charges, Net in the Consolidated Statements of Operations. For more information, see “Note 1 - General Information” of the Company's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Foreign Currency Movement Effect

For the year ended December 31, 2023, 2022 and 2021 net currency exchange losses included in determining Income from Operations were $6 million, $3 million, and $3 million, respectively.

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

Fair Value of Financial Instruments

As of December 31, 2023 and 2022, there has not been any significant impact to the fair value of the Company's derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company's derivative assets based on evaluation of the Company's counterparties' credit risks. As of December 31, 2023 and December 31, 2022, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Consolidated Balance Sheets, of $7 million and $12 million, respectively.

The fair values of the Company’s other financial assets and liabilities at December 31, 2023 and 2022 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,039 million and $4,749 million, as compared to the carrying amounts of $5,217 million and $5,097 million as of December 31, 2023 and 2022, respectively. The fair value of the Company's Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Consolidated Statements of Operations for the year ended December 31, 2023 and 2022 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss			Location in Statement of Operations	Amount of Loss (Gain) Recognized in Statement of Operations
	Year Ended December 31,				Year Ended December 31,
In millions	2023	2022	2021		2023	2022	2021
Commodity Contracts	$32	$2	$(11)	Cost of Sales	$35	$(12)	$(11)
Foreign Currency Contracts	—	—	(2)	Other Expense (Income), Net	—	—	2
Interest Rate Swap Agreements	(4)	—	—	Interest Expense, Net	(3)	—	6
Total	$28	$2	$(13)		$32	$(12)	$(3)

At December 31, 2023, the Company expects to reclassify $8 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 is as follows:

In millions		2023	2022	2021
Foreign Currency Contracts	Other Expense (Income), Net	$(3)	$(9)	$(5)
Deal Contingent Foreign Exchange Hedge(a)	Business Combinations, Exit Activities and Other Special Charges, Net	$—	$—	$48
(a) For more information, see “Note 10 - Financial Instruments, Derivatives and Hedging Activities".

NOTE 12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2023			2022			2021
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments Gain (Loss)	$4	$(1)	$3	$22	$(18)	$4	$7	$(2)	$5
Pension and Postretirement Benefit Plans (Loss) Gain	(5)	1	(4)	(22)	13	(9)	53	(8)	45
Currency Translation Adjustment Gain (Loss)	61	4	65	(156)	8	(148)	(28)	—	(28)
Other Comprehensive Income (Loss)	$60	$4	$64	$(156)	$3	$(153)	$32	$(10)	$22

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The balances of Accumulated Other Comprehensive Loss Attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

	December 31,
In millions	2023	2022
Accumulated Derivative Instruments Loss	$(1)	$(4)
Pension and Postretirement Benefit Plans	(107)	(103)
Currency Translation Adjustment	(205)	(270)
Accumulated Other Comprehensive Loss	$(313)	$(377)

NOTE 13.    COMMITMENTS

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing along with commitments associated with building a new recycled paperboard manufacturing facility in Waco, Texas. The minimum purchase commitments extend beyond 2028. At December 31, 2023, total commitments under these contracts were as follows:

In millions
2024	$713
2025	296
2026	19
2027	9
2028	8
Thereafter	24
Total	$1,069

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

Some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate further investigation and may result in remediation activities at those facilities.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 15.    BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company has three reportable segments as follows:

Paperboard Manufacturing, formerly referred to as the Paperboard Mills reportable segment, includes the seven North American paperboard facilities that produce recycled, unbleached and bleached paperboard, which is consumed internally to produce paperboard consumer packaging for the Americas and Europe Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods (“CPG”) companies and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants (“QSR”) serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, beverage and consumer product markets, including healthcare and beauty, primarily in Europe.
The Company allocates certain paperboard manufacturing and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in “Note 1 - Nature of Business and Summary of Significant Accounting Policies.”

The Company did not have any one customer who accounted for 10% or more of the Company's net sales during 2023, 2022 or 2021.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Business segment information is as follows:

	Year Ended December 31,
In millions	2023	2022	2021
NET SALES:
Paperboard Manufacturing	$1,022	$1,290	$1,007
Americas Paperboard Packaging	6,200	6,015	4,996
Europe Paperboard Packaging	2,024	1,973	992
Corporate/Other/Eliminations(a)	182	162	161
Total	$9,428	$9,440	$7,156

INCOME (LOSS) FROM OPERATIONS:
Paperboard Manufacturing(b)(c)	$(23)	$45	$(10)
Americas Paperboard Packaging(c)(d)	1,088	800	456
Europe Paperboard Packaging(c)(e)	127	59	82
Corporate and Other(c)	(18)	2	(121)
Total	$1,174	$906	$407

CAPITAL EXPENDITURES:
Paperboard Manufacturing	$479	$336	$615
Americas Paperboard Packaging	144	131	113
Europe Paperboard Packaging	101	43	37
Corporate and Other	80	39	37
Total	$804	$549	$802

DEPRECIATION AND AMORTIZATION:
Paperboard Manufacturing(b)	$284	$242	$231
Americas Paperboard Packaging(d)	186	173	176
Europe Paperboard Packaging	113	109	53
Corporate and Other	36	29	29
Total	$619	$553	$489
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2023, 2022, and 2021 (see “Note 18 - Exit Activities”).
(c) Includes expenses related to business combinations, other special charges, and exit activities (see “Note 1 - General Information”).
(d) Includes accelerated depreciation related to exit activities in 2023 (see “Note 18 - Exit Activities”).
(e) Includes impairment charges related to Russia. (see “Note 19 - Impairment and Divestiture of Russian Business”).

	December 31,
In millions	2023	2022	2021
ASSETS AT DECEMBER 31:
Paperboard Manufacturing	$3,905	$3,516	$3,482
Americas Paperboard Packaging	4,220	3,822	3,682
Europe Paperboard Packaging	2,484	2,474	2,669
Corporate and Other	566	516	624
Total	$11,175	$10,328	$10,457

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Business geographic area information is as follows:

	Year Ended December 31,
In millions	2023	2022	2021
NET SALES:
United States	$6,646	$6,741	$5,543
International(a)	2,782	2,699	1,613
Total	$9,428	$9,440	$7,156

In millions	2023	2022	2021
LONG-LIVED ASSETS AT DECEMBER 31:
United States	$4,178	$3,813	$3,865
International(a)	814	766	812
Total	$4,992	$4,579	$4,677
(a) Net Sales and long-lived assets of individual countries outside of the United States are not material.

NOTE 16.    EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2023	2022	2021
Net Income Attributable to Graphic Packaging Holding Company	$723	$522	$204
Weighted Average Shares:
Basic	308.2	308.8	297.1
Dilutive effect of RSUs	0.9	0.7	0.8
Diluted	309.1	309.5	297.9
Earnings Per Share — Basic	$2.35	$1.69	$0.69
Earnings Per Share — Diluted	$2.34	$1.69	$0.68

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the year ended December 31, 2023:

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2022	$(4)	$(103)	$(270)	$(377)
Other Comprehensive (Loss) Income before Reclassifications	(21)	(6)	65	38
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	24	2	—	26
Net Current-period Other Comprehensive Income (Loss)	3	(4)	65	64
Balance at December 31, 2023	$(1)	$(107)	$(205)	$(313)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the year ended December 31, 2023:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$35		Cost of Sales
Interest Rate Swap Agreements	(3)		Interest Expense, Net
	32		Total before Tax
	(8)		Tax Expense
	$24		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$5	(a)	Total before Tax
	(1)		Tax Benefit
	$4		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(3)	(a)	Total before Tax
	1		Tax Expense
	$(2)		Total, Net of Tax

Total Reclassifications for the Period	$26		Total, Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 8 - Pensions and Other Postretirement Benefits”).

NOTE 18.    EXIT ACTIVITIES

On February 7, 2023, the Company announced its plan to invest approximately $1 billion in a new recycled paperboard manufacturing facility in Waco, Texas. In conjunction with this project, the Company announced the closure of three smaller recycled paperboard manufacturing facilities to manage capacity while lowering costs. The costs associated with these exit activities are included in the table below for the year ended December 31, 2023.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In the second quarter of 2023, the Company announced its decision to accelerate the closure of one of these three recycled paperboard manufacturing facilities that is in Tama, Iowa and closed the facility in the second quarter of 2023. The costs associated with this closure are included in the table below for the year ended December 31, 2023.

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities will be consolidated into our existing packaging network. The costs associated with these exit activities are included in the table below for the year ended December 31, 2023.

During the third quarter of 2023, the Company decided to discontinue the project in Texarkana to modify an existing paperboard machine to add swing capacity between bleached and unbleached paperboard in order to focus growth investments in the strategic expansion of recycled paperboard capacity. The Company incurred charges of $16 million within the Paperboard Manufacturing reportable segment related to the write-off of assets, which were primarily engineering, consulting, and permitting costs for this project. The costs associated with this project are included in the table below for the year ended December 31, 2023.

In March 2022, the Company announced its decision to close the Norwalk, Ohio packaging facility and closed the facility in September 2022. The Company incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance Costs and Other line item in the table below for the year ended December 31, 2022.

During 2019, the Company announced its plans to invest in a new recycled paperboard machine in Kalamazoo, Michigan. At the time of the announcement, the Company expected to close two of its smaller recycled paperboard manufacturing facilities in 2022 in order to remain capacity neutral. During the third quarter of 2021, the Company decided to continue to operate one of the two original smaller recycled paperboard manufacturing facilities. In the second quarter of 2022, the Company closed the Battle Creek, Michigan recycled paperboard manufacturing facility. The Company incurred charges associated with this exit activity for post-employment benefits, retention bonuses and incentives, which are included in the Severance Costs and Other line item in the table below for the year ended December 31, 2022.

During the years ended December 31, 2023, 2022, and 2021, the Company recorded $89 million, $17 million and $38 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine recorded in the period in which they are incurred.

The following table summarizes the costs incurred during 2023, 2022 and 2021 related to these restructurings:

		Year Ended December 31,
In millions	Location in Statement of Operations	2023	2022	2021
Severance Costs and Other(a)	Business Combinations, Exit Activities and Other Special Charges, Net	$25	$1	$21
Asset Write-offs and Start-Up Costs(b)	Business Combinations, Exit Activities and Other Special Charges, Net	22	9	—
Accelerated Depreciation	Cost of Sales	42	7	17
Total		$89	$17	$38
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services. (see “Note 1 - Business Combinations, Exit Activities and Other Special Charges, Net”).
(b) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2021	$8
Costs Incurred	1
Payments	(6)
Adjustments(a)	(2)
Balance at December 31, 2022	$1
Costs Incurred	25
Payments	(4)
Adjustments(a)	(1)
Balance at December 31, 2023	$21
(a) Adjustments related to changes in estimates of severance costs.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Due to the closure of Tama in the second quarter of 2023, the Company incurred charges within the Paperboard Manufacturing reportable segment for post-employment benefits, retention bonuses and incentives of $3 million, and accelerated depreciation and inventory and asset write-offs of $27 million through December 31, 2023. No further charges or accelerated depreciation are expected related to Tama.

In addition, due to the expected closures of the additional two recycled paperboard manufacturing facilities, the Company incurred charges within the Paperboard Manufacturing reportable segment for post-employment benefits, retention bonuses and incentives of $13 million, and accelerated depreciation and inventory and asset write-offs of $5 million through December 31, 2023. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $20 million to $25 million and for accelerated depreciation and inventory and asset write-offs in the range of $15 million to $20 million through 2026.

Due to the expected closures of the packaging facilities, the Company incurred charges within the Americas Paperboard Packaging and Europe Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $9 million through December 31, 2023. The Company also incurred charges within the Americas Paperboard Packaging reportable segment for accelerated depreciation and inventory and asset write-offs of $10 million through December 31, 2023. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $10 million to $15 million and for accelerated depreciation and inventory and asset write-offs in the range of $15 million to $20 million through 2024.

Additionally, the Company has incurred start-up charges within the Paperboard Manufacturing reportable segment for the new recycled paperboard manufacturing facility in Waco of $2 million through December 31, 2023. The Company expects to incur total start-up charges of approximately $25 million to $30 million for the new recycled paperboard manufacturing facility through 2026.

NOTE 19.    IMPAIRMENT AND DIVESTITURE OF RUSSIAN BUSINESS

In the second quarter of 2022, the Company began the process of divesting its interests in its two packaging facilities in Russia (the “Russian Operations”), which met the criteria to be considered a business, through a sale of 100% of the outstanding shares. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. During 2022 and 2023, the Company incurred $106 million of impairment losses associated with the Russian Operations including $96 million in 2022, which includes $12 million of goodwill impairment initially recognized in Q2 2022 and $10 million in 2023, all of which are included in the Business Combinations, Exit Activities, and Other Special Charges, Net line in the Consolidated Statement of Operations.

On November 30, 2023, the Company completed the sale to former members of management of its Russian Operations (the "Buyer") for total consideration of $62 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the “Vendor Loan”). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $48 million against the Vendor Loan receivable. The Vendor Loan, along with the other transaction agreements, grants the Buyer full power to direct the activities that most significantly impact the Russian Operations and economic rights over the Russian Operations, with no power or participating rights granted to the Company. There are, however, security rights in place to protect and facilitate the repayment of the Vendor Loan. Other rights included in the sale are contingent in nature and the Company does not believe such rights have significant value nor do they confer power to Company in evaluating which party is the primary beneficiary of this VIE. We will continue to monitor such rights and their impacts to the Company, if any, in the future. The Company has concluded that it is not the primary beneficiary of the business upon closing of the sale, and the Russian Operations were deconsolidated as of that date. The Vendor Loan, net is included in Other Assets on the Consolidated Balance Sheet. On the date of the sale, the Company recorded a final additional loss on the sale of $4 million, which is recorded in the Business Combinations, Exit Activities, and Other Special Charges, Net line in the Consolidated Statement of Operations. The operating results of the Russian Operations for the eleven months ended November 30, 2023 are included in the Company's Sales and Net Income in the Consolidated Statements of Operations. Total Net Sales and Net Income for the Russian Operations during this time were $90 million and $8 million, respectively.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable (the “Loan Payable”). The Loan Payable will mature in 2037. The Loan Payable totaling $35 million is reflected in the Other Noncurrent Liabilities on the Consolidated Balance Sheet.

NOTE 20.    RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with International Paper Company, a New York corporation (“IP”) for transition services, fiber procurement fees, and corrugated products and ink supply. Payments to IP for the twelve months ended December 31, 2021 were $4 million for fiber procurement fees (related to pass through wood purchases of $81 million) and $13 million for corrugated products. IP has no ownership interest remaining in GPIP as of May 21, 2021.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 21.    SUBSEQUENT EVENTS

On February 16, 2024, the Company announced that its Board of Directors declared a quarterly dividend of $0.10 per share of common stock to stockholders of record at the close of business on March 15, 2024. The dividend is payable on April 5, 2024.

On February 20, 2024, the Company entered into a definitive agreement with Clearwater Paper Corporation to sell all of the assets associated with its Augusta, Georgia paperboard manufacturing facility for approximately $700 million in cash. The transaction is expected to close in the second quarter of 2024, subject to regulatory approvals and other customary closing conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Bell Incorporated (“Bell”) from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Bell from our audit of internal control over financial reporting. Bell is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.4% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Goodwill Impairment Assessment - Europe Reporting Unit

As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,103 million as of December 31, 2023. As disclosed by management, the goodwill associated with the Europe reporting unit was $499 million as of December 31, 2023. Management tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount. Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount (including goodwill), to the fair value of the reporting unit. When performing the quantitative analysis, the estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. In determining fair value of the Europe reporting unit, management relies on and considers a number of factors, including but not limited to, future operating results, business plans, economic projections of revenues and operating margins, forecasts including future cash flows, and market data and analysis, including market capitalization.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Europe reporting unit are a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures related to the fair value of the reporting unit due to the significant judgment by management when determining the estimated fair value of the Europe reporting unit; (ii) the significant audit effort in evaluating management’s significant assumption related to economic projections of operating margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Europe reporting unit and the development of the significant assumption related to economic projections of operating margins. These procedures also included, among others, testing management’s process for determining the fair value of the Europe reporting unit; evaluating the appropriateness of the discounted cash flow analysis; and evaluating the reasonableness of the significant assumption related to economic projections of operating margins. Evaluating the assumption related to economic projections of operating margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Europe reporting unit; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analysis.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 21, 2024

We have served as the Company’s auditor since 2020.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) promulgated under the Exchange Act) were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management did not include in its assessment the internal controls of Bell Incorporated (“Bell”), which was acquired by the company in business combinations in 2023 and is included in the Company’s results for the year ended December 31, 2023. As of December 31, 2023, the Bell acquisition total assets represent 2.4% of the Company’s consolidated total assets. Net Sales attributable to the Bell acquisition represented less than 0.6% of the Company’s consolidated Net Sales for the twelve months ended December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

ITEM 11.    EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND     RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.Consolidated Statements of Operations for each of the three years in the period ended December 31, 2023

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023

Consolidated Balance Sheets as of December 31, 2023, and 2022

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2023

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2023.

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

10.3*
Graphic Packaging Excess Benefit Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.4*
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

10.6*	Graphic Packaging International, LLC Management Incentive Plan, effective as of January 1, 2024.
10.7*
Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2010 and incorporated herein by reference.

10.8
Amended and Restated Form of Indemnification Agreement for Directors. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2010 and incorporated herein by reference.

10.9*
First Amendment to the Graphic Packaging International, Inc. Supplemental Plan for Participants in the Riverwood International Employees Retirement Plan. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2012 and incorporated herein by reference.

10.10*
Employment Agreement dated as of April 1, 2012 by and among Graphic Packaging International, Inc., Graphic Packaging Holding Company and Stephen Scherger. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2012 and incorporated herein by reference.

10.11*
Amended and Restated Employment Agreement among the Registrant, Graphic Packaging International, Inc. and Joseph P. Yost effective September 1, 2015. Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.12*
Graphic Packaging International, Inc. Executive Severance Plan dated as of February 25, 2014. Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 and incorporated herein by reference.

10.13*
First Amendment to the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan effective January 1, 2017. Filed as exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on February 8, 2017 and incorporated herein by reference.

10.14*
First Amendment to the GPI US Consolidated Pension Plan, dated as of May 19, 2017 and effective as of January 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2017 and incorporated herein by reference.

10.15*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective November 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2017 and incorporated herein by reference.

10.16*
First Amendment to the Amended and Restated Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2018. Filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.17*
Second Amendment to the GPI US Consolidated Pension Plan dated as of November 8, 2017. Filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.18*
Third Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2018. Filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.19*
Fourth Amendment to the GPI US Consolidated Pension Plan dated as of December 20, 2018. Filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K filed on February 13, 2019 and incorporated herein by reference.

10.20*
Fifth Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2017. Filed as Exhibit 10.44 to the Registrant's Annual report on Form 10-K filed on February 11, 2020 and incorporated herein by reference.

10.21
Non-Participating Single Premium Group Annuity Contract Proposal dated January 16, 2020 by and among Graphic Packaging International, LLC, American General Life Insurance Company and The United States Life Insurance Company in the City of New York. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2020 and incorporated herein by reference.

10.22*
Directors’ Non-Qualified Deferred Compensation Plan effective January 1, 2021. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on April 27, 2021 and incorporated herein by reference.

10.23
Consent and Waiver Agreement dated as of February 16, 2021 by and among Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021 and incorporated herein by reference.

10.24
Fourth Amended and Restated Credit Agreement dated as of April 1, 2021 by and among Graphic Packaging International, LLC and certain subsidiaries thereof as Borrowers, the lenders and agents named therein, and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 1, 2021 and incorporated herein by reference.

10.25
Share Purchase Agreement dated May 12, 2021 among Sarcina Holdings S.a.r.l., the other sellers named therein and Graphic Packaging International Europe Holdings B.V. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2021 and incorporated herein by reference.

10.26
Consent and Waiver Agreement dated as of May 19, 2021 by and among Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, GPI Holding I, Inc. and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2021 and incorporated herein by reference.

10.27
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

10.28
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

10.29
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

10.30*
Amended and Restated GPI Savings Plan dated December 16, 2022 and effective January 1, 2023. Filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on February 9, 2023 and incorporated herein by reference.

10.31
Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated November 4, 2022 among Graphic Packaging International, LLC, certain subsidiaries of Graphic Packaging International, LLC, Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, the several banks and other financial institutions parties to the amendment, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2023 and incorporated herein by reference.

10.32
Amendment No. 3 to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2023 by and among Graphic Packaging International, LLC and certain subsidiaries thereof as borrowers and guarantors, Graphic Packaging International Partners, LLC , the lenders and agents named therein, Bank of America, N.A. as Administrative Agent, and acknowledged and agreed to by Graphic Packaging Holding Company. Filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2023 and incorporated herein by reference.

10.33	Amended and Restated Master Services Agreement between Graphic Packaging International, LLC and NTT Data Americas, Inc. dated December 15, 2023.
10.34*	Second Amendment dated December 12, 2023 to the GPI Savings Plan (As Amended and Restated effective January 1, 2023).
14.1	Code of Business Conduct and Ethics dated as of December 23, 2020. Filed as Exhibit 14.1 to the Registrant's From 10-K filed on February, 22, 2022 and incorporated herein by reference.
19.1	Policy on Trading in Securities of Graphic Packaging Holding Company (As Amended and Restated as of July 27, 2023).
21.1	List of Subsidiaries.
22.1	Guarantors and Issuers of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Graphic Packaging Holding Company Compensation Recoupment Policy effective November 15, 2023.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
_________
* Executive compensation plan or agreement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2024
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Stephen R. Scherger

/s/ Charles D. Lischer	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
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

Signatures	Title	Date

/s/ Aziz Aghili	Director	February 21, 2024
Aziz Aghili

/s/ Laurie Brlas	Director	February 21, 2024
Laurie Brlas

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 21, 2024
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 21, 2024
Robert A. Hagemann

/s/ Philip R. Martens	Chairman of the Board	February 21, 2024
Philip R. Martens

/s/ Mary K. Rhinehart	Director	February 21, 2024
Mary K. Rhinehart

/s/ Dean A. Scarborough	Director	February 21, 2024
Dean A. Scarborough

/s/ Larry M. Venturelli	Director	February 21, 2024
Larry M. Venturelli

/s/ Lynn A. Wentworth	Director	February 21, 2024
Lynn A. Wentworth