Form 10-Q
period 2024-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2024-04-30
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____

COMMISSION FILE NUMBER: 001-33988

Graphic Packaging Holding Company

(Exact name of registrant as specified in its charter)

Delaware		26-0405422
(State or other jurisdiction of		(I.R.S. employer
incorporation or organization)		identification no.)

1500 Riveredge Parkway
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

As of April 29, 2024, there were 307,293,903 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, capital investment, depreciation and amortization and pension plan contributions for 2024, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company's 2023 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2024	2023
Net Sales	$2,259	$2,438
Cost of Sales	1,733	1,878
Selling, General and Administrative	215	197
Other Expense, Net	16	18
Business Combinations, Exit Activities and Other Special Charges, Net	17	15
Income from Operations	278	330
Nonoperating Pension and Postretirement Benefit Expense	(1)	(1)
Interest Expense, Net	(59)	(58)
Income before Income Taxes	218	271
Income Tax Expense	(53)	(64)
Net Income	$165	$207

Net Income Per Share - Basic	$0.54	$0.67
Net Income Per Share - Diluted	$0.53	$0.67

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2024
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$165	$—	$165
Other Comprehensive Loss, Net of Tax:
Derivative Instruments	(1)	—	(1)
Currency Translation Adjustment	(57)	—	(57)
Total Other Comprehensive Loss, Net of Tax	(58)	—	(58)
Total Comprehensive Income	$107	$—	$107

	Three Months Ended March 31, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$207	$—	$207
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(5)	—	(5)
Currency Translation Adjustment	24	1	25
Total Other Comprehensive Income, Net of Tax	19	1	20
Total Comprehensive Income	$226	$1	$227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$136	$162
Receivables, Net	878	835
Inventories, Net	1,702	1,754
Assets Held for Sale	90	—
Other Current Assets	117	94
Total Current Assets	2,923	2,845
Property, Plant and Equipment, Net	4,685	4,992
Goodwill	2,010	2,103
Intangible Assets, Net	746	820
Assets Held for Sale	557	—
Other Assets	428	415
Total Assets	$11,349	$11,175

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$756	$764
Accounts Payable	940	1,094
Compensation and Employee Benefits	174	273
Interest Payable	48	63
Liabilities Held for Sale	10	—
Other Accrued Liabilities	438	395
Total Current Liabilities	2,366	2,589
Long-Term Debt	4,930	4,609
Deferred Income Tax Liabilities	714	731
Accrued Pension and Postretirement Benefits	103	104
Liabilities Held for Sale	20	—
Other Noncurrent Liabilities	358	360

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 307,293,066 and 306,058,815 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Capital in Excess of Par Value	2,062	2,062
Retained Earnings	1,163	1,029
Accumulated Other Comprehensive Loss	(371)	(313)
Total Graphic Packaging Holding Company Shareholders' Equity	2,857	2,781
Noncontrolling Interest	1	1
Total Equity	2,858	2,782
Total Liabilities and Shareholders' Equity	$11,349	$11,175

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2023	306,058,815	$3	$2,062	$1,029	$(313)	$1	$2,782
Net Income	—	—	—	165	—	—	165
Other Comprehensive Loss, Net of Tax:
Derivative Instruments	—	—	—	—	(1)	—	(1)
Currency Translation Adjustment	—	—	—	—	(57)	—	(57)
Dividends Declared	—	—	—	(31)	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,234,251	—	—	—	—	—	—
Balances at March 31, 2024	307,293,066	$3	$2,062	$1,163	$(371)	$1	$2,858

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2022	307,116,089	$3	$2,054	$469	$(377)	$1	$2,150
Net Income	—	—	—	207	—	—	207
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(5)	—	(5)
Currency Translation Adjustment	—	—	—	—	24	1	25
Repurchase of Common Stock(a)	(1,210,000)	—	(7)	(22)	—	—	(29)
Dividends Declared	—	—	—	(31)	—	—	(31)
Recognition of Stock-Based Compensation, Net	—	—	(7)	—	—	—	(7)
Issuance of Shares for Stock-Based Awards	1,221,873	—	—	—	—	—	—
Balances at March 31, 2023	307,127,962	$3	$2,040	$623	$(358)	$2	$2,310
(a) Includes 60,000 shares repurchased but not yet settled as of March 31, 2023.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$165	$207
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided by Operating Activities:
Depreciation and Amortization	148	139
Deferred Income Taxes	(16)	30
Amount of Postretirement Expense Less Than Funding	1	1
Asset Impairment Charges	—	4
Other, Net	14	16
Changes in Operating Assets and Liabilities	(309)	(337)
Net Cash Provided by Operating Activities	3	60
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(324)	(189)
Packaging Machinery Spending	(7)	(7)
Acquisition of Businesses, Net of Cash Acquired	—	(100)
Beneficial Interest on Sold Receivables	48	30
Beneficial Interest Obtained in Exchange for Proceeds	(28)	(6)
Other, Net	—	(1)
Net Cash Used in Investing Activities	(311)	(273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	(28)
Payments on Debt	(10)	(5)
Proceeds from Issuance of Debt	250	—
Borrowings under Revolving Credit Facilities	1,106	1,832
Payments on Revolving Credit Facilities	(1,006)	(1,569)
Repurchase of Common Stock related to Share-Based Payments	(22)	(20)
Dividends Paid	(31)	(31)
Other, Net	—	(2)
Net Cash Provided by Financing Activities	287	177

Decrease in cash and cash equivalents, including cash classified within Assets Held for Sale	(21)	(36)
Less Cash reclassified to Assets Held for Sale	—	2
Effect of Exchange Rate Changes on Cash	(5)	1
Net Decrease in Cash and Cash Equivalents	(26)	(37)
Cash and Cash Equivalents at Beginning of Period	162	150
Cash and Cash Equivalents at End of Period	$136	$113

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$33	$32
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$35	$26

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of consumer goods packaging made from renewable resources or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, paperboard canisters, and cups and bowls made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard.

The Company serves a wide variety of consumer non-durables (consumer staples) markets, ranging from food and beverage, to foodservice, to household products, beauty and heath care. It produces packaging solutions at over 100 locations in over 25 countries around the world, serving customers ranging from local consumer products companies to the largest multinationals. The Company believes that it offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe segment.

Graphic Packaging works closely with its customers to understand their needs and goals and to create new and innovative designs customized to their specific needs. The Company’s approach serves to build and strengthen long-term relationships with purchasing, brand management, marketing, and other key customer functions. The Company is organized to bring the full resources of its global and local innovation, design, and manufacturing capabilities to all of its customers with the goal of delivering packaging solutions that are more circular, more functional, and more convenient.

Basis of Presentation and Principles of Consolidation

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2023 Annual Report on Form 10-K for the year ended December 31, 2023. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

Revenue Recognition

The Company has two primary activities, the manufacturing and converting of paperboard for and into consumer packaging made from renewable or recycled resources, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in “Note 10 - Segment Information.” All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2024 and 2023, the Company recognized $2,251 million and $2,428 million, respectively, of revenue from contracts with customers.

The transaction price allocated to each performance obligation consists of the stand-alone selling price, estimates of rebates and other sales or contract renewal incentives, and cash discounts and sales returns (“Variable Consideration”) and excludes sales tax. Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Purchases by the Company’s principal customers are manufactured and shipped with minimal lead time; therefore, performance obligations are generally satisfied shortly after manufacturing and shipment. The Company uses standard payment terms that are consistent with industry practice.

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2024 and December 31, 2023, contract assets were $27 million and $28 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2024 and December 31, 2023 were $51 million and $60 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
In millions	2024	2023
Receivables Sold and Derecognized	$914	$1,016
Proceeds Collected on Behalf of Financial Institutions	884	917
Net Proceeds (Paid to) Received From Financial Institutions	(15)	48
Deferred Purchase Price at March 31(a)	15	9
Pledged Receivables at March 31	160	193
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $797 million and $770 million as of March 31, 2024 and December 31, 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2024 and 2023, the Company sold receivables of $250 million and $301 million, respectively, related to these arrangements.

Share Repurchases and Dividends

On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized January 28, 2019 (the “2019 share repurchase program”). At March 31, 2024, the Company had $565 million available for additional repurchases under the 2023 and 2019 share repurchase programs.

During the first three months of 2024, the Company did not repurchase any shares of its common stock under the 2019 share repurchase program.

The following table presents the Company's share repurchases under the 2019 share repurchase program for the three months ended March 31, 2023.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $30 million and $30 million payable to suppliers who elected to participate in the SFP program as of March 31, 2024 and December 31, 2023, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company’s Condensed Consolidated Balance Sheets were $92 million and $145 million as of March 31, 2024 and December 31, 2023, respectively.

Business Combinations, Exit Activities and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
In millions	2024	2023
Charges Associated with Business Combinations(a)	$1	$—
Exit Activities(b)	9	11
Charges Associated with Divestitures(c)	2	4
Other Special Charges(d)	5	—
Total	$17	$15
(a) These costs relate to the Tama Paperboard, LLC (“Tama”) and Bell Incorporated (“Bell”) acquisitions.
(b) Relates to the Company's closures of its three smaller recycled paperboard manufacturing facilities (which includes Tama), and the closures of multiple packaging facilities (see “Note 13 - Exit Activities”).
(c) Relates to the sale of the Company's Russian operations and the Company's planned divestiture of its paperboard manufacturing facility in Augusta, Georgia (see “Note 14 - Divestitures”).
(d) These costs include $2 million related to the devaluation of the Nigerian Naira and $2 million related to the change in terms of the 2024 grant of restricted stock units under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (see “Note 5 - Stock Incentive Plans”).

2024

On February 20, 2024, the Company entered into an agreement with Clearwater Paper Corporation to sell all of the assets associated with its Augusta, Georgia paperboard manufacturing facility for approximately $700 million in cash. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions.

2023

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities will be consolidated into our existing packaging network. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 13 - Exit Activities”.

On January 31, 2023, the Company completed the acquisition of Tama, a recycled paperboard manufacturing facility located in Tama, Iowa. The costs associated with this acquisition were less than $1 million and are included in Charges Associated with Business Combinations in the table above. For more information, see “Note 3 - Business Combinations”. Subsequently, in the second quarter of 2023, the Company closed this facility. For more information, see “Note 13 - Exit Activities.”

On February 7, 2023, the Company announced an approximately $1 billion investment in a new recycled paperboard manufacturing facility located in Waco, Texas. In conjunction with the completion of this project, the Company expects to close two additional smaller recycled paperboard manufacturing facilities in order to strategically expand capacity while lowering costs. Charges associated with these closures are included in Exit Activities in the table above. For more information, see “Note 13 - Exit Activities.”

On September 8, 2023, the Company completed the acquisition of Bell, an independent packaging company for $262 million. The acquisition included three packaging facilities located in South Dakota and Ohio and is reported within the Americas Paperboard Packaging reportable segment. Charges Associated with this acquisition are included in Charges Associated with Business Combinations in the table above. For more information, see “Note 3 - Business Combinations”.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. As of March 31, 2024, the Company incurred charges of less than $1 million related to the write-off of inventory. The Company expects to incur additional charges of $5 million to $10 million as it relates to the dismantling of the K3 recycled paperboard machine through 2024.

Adoption of New Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. The Company adopted this standard in the first quarter of fiscal 2024 with no material impact on the Company’s financial position and results of operations.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity's income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its disclosures.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2024	December 31, 2023
Finished Goods	$608	$602
Work in Progress	186	201
Raw Materials	664	684
Supplies	244	267
Total(a)	$1,702	$1,754
(a) March 31, 2024 excludes $84 million of Inventories, Net that are considered Current Assets Held for Sale (see “Note 14 - Divestitures”).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — BUSINESS COMBINATIONS

Bell Incorporated

On September 8, 2023, the Company completed the acquisition of Bell, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $262 million, using existing cash and borrowings under its revolving credit facility. The acquisition is reported within the Americas Paperboard Packaging reportable segment.

The purchase price allocation as of March 31, 2024 is as follows:

In millions	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$262

Cash & Cash Equivalents	3
Receivables, Net	19
Inventories, Net	17
Property, Plant and Equipment	30
Intangible Assets(a)	161
Other Assets	15
Total Assets Acquired	245
Current Liabilities	11
Other Noncurrent Liabilities	12
Total Liabilities Assumed	23
Net Assets Acquired	222
Goodwill	40
Purchase Consideration Transferred	$262
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

Tama Paperboard, LLC

On January 31, 2023, the Company completed the acquisition of Tama, a recycled paperboard manufacturing facility in Tama, Iowa, from Greif Packaging LLC for approximately $100 million, using existing cash and borrowings under its revolving credit facility.

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

Proforma disclosures were omitted for the Bell and Tama acquisitions as they do not have a significant impact on the Company’s financial results.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	March 31, 2024	December 31, 2023
Short-Term Borrowings	$11	$18
Current Portion of Finance Leases and Financing Obligations(a)	7	7
Current Portion of Long-Term Debt(b)	738	739
Total Short-Term Debt and Current Portion of Long-Term Debt	$756	$764
(a) March 31, 2024 excludes $1 million of short-term financing obligations that are considered Current Liabilities Held for Sale (see “Note 14 - Divestitures”).
(b) Includes the 0.821% and 4.125% Senior Notes due 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	March 31, 2024	December 31, 2023
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.13%, payable in 2024(b)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.78%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.65%, payable in 2029(a)	313	321
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.79%, payable in 2030(a)	400	400
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(a)	105	106
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (6.57% at March 31, 2024 ), effective rate of 6.59%, payable in 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly payable at floating rates (7.18% at March 31, 2024 ), effective rate of 7.20%, payable in 2029(a)	50	—
Senior Secured Term Loan A-6 Facility with interest payable monthly payable at floating rates (7.18% at March 31, 2024 ), effective rate of 7.20%, payable in 2029(a)	200	—
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (6.31% at March 31, 2024) payable through 2026(a)	502	508
Senior Secured Term Loan Facility (€202 million) with interest payable at various dates at floating rates (5.23% at March 31, 2024) payable through 2026(a)	218	227
Senior Secured Revolving Credit Facilities with interest payable at floating rates (6.87% at March 31, 2024) payable in 2026(a)(c)	881	774
Finance Leases and Financing Obligations(d)	149	161
Other	4	6
Total Long-Term Debt Including Current Portion	5,697	5,378
Less: Current Portion	745	746
Total Long-term Debt Excluding Current Portion	4,952	4,632
Less: Unamortized Debt Deferred Issuance Costs	22	23
Total Long-Term Debt	$4,930	$4,609
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“GPIP”) and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 6.87% and 6.61% as of March 31, 2024 and December 31, 2023, respectively.
(d) March 31, 2024 does not include $9 million of long-term financing obligations that are considered Noncurrent Liabilities Held for Sale (see “Note 14 - Divestitures”).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

On March 22, 2024, Graphic Packaging International, LLC (“GPIL”), a Delaware limited liability company and a direct subsidiary of Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into an Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement for $250 million of new incremental term loans (the “New Incremental Term Facilities”). The New Incremental Term Facilities consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loans”) and a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loans”). The New Incremental Term Facilities are senior secured term loans and mature on June 1, 2029. The Incremental Term A-5 and A-6 Loans bear interest at a floating rate ranging from SOFR plus 0.10% plus 1.625% to SOFR plus 0.10% plus 2.25%, determined using a pricing grid based upon GPIL’s Consolidated Leverage Ratio. As long as the Incremental Term A-5 and A-6 Loans are outstanding, GPIL will be eligible to receive an annual patronage credit from the participating lender banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan. The Incremental Term A-5 and A-6 Facilities are governed by the same covenants as are set forth in the Fourth Amended and Restated Credit Agreement and are secured by a first priority lien and security interest in certain assets of GPIL.

At March 31, 2024, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,850	$824	$1,023
Senior Secured International Revolving Credit Facility	194	57	137
Other International Facilities	50	15	35
Total	$2,094	$896	$1,195
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $3 million as of March 31, 2024. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2024 unless extended.

Covenant Agreements

The Covenants in the Company's Fourth Amended and Restated Credit Agreement (the “Current Credit Agreement”) and the supplemental indentures governing the 0.821% Senior Notes due 2024, 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of March 31, 2024, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan allows for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of March 31, 2024, there were 7.6 million shares remaining available to be granted under the 2014 Plan.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan and related RSU grant agreements, RSUs granted to employees generally vest and become payable in one to three years from the date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and a relative total shareholder return modifier that must be met for the RSUs to vest. The 2022 and 2023 award agreements contain vesting provisions that allow retiring employees to vest on a daily pro-rata basis from the date of grant through their retirement date. In the 2024 grant agreements, the vesting provisions were changed to allow retiring employees to vest in full upon an eligible retirement. This change required the Company to accelerate the recognition of the compensation expense for the 2024 grants for active retirement-eligible employees. Retirement eligibility is dependent upon meeting certain age and/or years of service and notice requirements.

RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. Stock awards issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and Stock Awards granted in the first three months of 2024 is as follows:

Weighted Average Grant Date Fair Value Per Share
RSUs — Employees and Non-Employee Directors	1,495,543	$24.56

During the three months ended March 31, 2024 and 2023, $20 million and $13 million, respectively, were charged to compensation expense for stock incentive plans and included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. In addition, during the three months ended March 31, 2024, $2 million was charged to compensation expense for the incremental expense related to change of vesting provisions in the 2024 grants and included in Business Combinations, Exit Activities and Other Special Charges, Net in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2024 and 2023, 1.2 million shares were issued. The shares issued were primarily related to RSUs granted to employees during 2021 and 2020.

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

Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended March 31,
In millions	2024	2023
Components of Net Periodic Cost:
Service Cost	$2	$2
Interest Cost	5	5
Expected Return on Plan Assets	(5)	(5)
Amortization:
Actuarial Loss	1	1
Net Periodic Cost	$3	$3

Employer Contributions

The Company made $2 million and $1 million of contributions to its pension plans during the first three months of 2024 and 2023, respectively. The Company expects to make contributions in the range of $10 million to $20 million for the full year of 2024.

The Company also did not make any postretirement health care benefit payments during the first three months of 2024 and made $1 million of benefit payments during the first three months of 2023. For the full year 2024, the Company expects to make approximately $2 million in contributions to its postretirement health care plans.

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

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 10 - Financial Instruments, Derivatives and Hedging Activities” and “Note 11 - Fair Value Measurement” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facilities.

The following table summarizes the Company's current interest rate swap positions as of March 31, 2024:

Start	End	Notional Amount (In Millions)	Weighted Average Interest Rate
04/03/2023	04/01/2024	$750	4.71%

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first three months of 2024 and 2023, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 65% of its expected natural gas usage for the remainder of 2024.

During the first three months of 2024 and 2023, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2024 and December 31, 2023, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2024 and December 31, 2023, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2024 and December 31, 2023, had net notional amounts totaling $131 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2024, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of March 31, 2024 and December 31, 2023, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets of $9 million. As of March 31, 2024 and December 31, 2023, the Company had interest rate contract derivative assets, which were included in Other Current Assets on the Condensed Consolidated Balance Sheets of $1 million and $2 million, respectively.

The fair values of the Company’s other financial assets and liabilities at March 31, 2024 and December 31, 2023 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,365 million and $5,039 million as compared to the carrying amounts of $5,548 million and $5,217 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of Loss (Gain) Recognized in Statement of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2024	2023		2024	2023
Commodity Contracts	$5	$17	Cost of Sales	$5	$11
Interest Rate Swap Agreements	—	1	Interest Expense, Net	(1)	—
Total	$5	$18	Total	$4	$11

At March 31, 2024, the Company expects to reclassify $9 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended March 31,
In millions	Location in Statement of Operations	2024	2023
Foreign Currency Contracts	Other Expense, Net	$(5)	$(3)

NOTE 8 — INCOME TAXES

During the three months ended March 31, 2024, the Company recognized Income Tax Expense of $53 million on Income before Income Taxes of $218 million. The effective tax rate for the three months ended March 31, 2024 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended March 31, 2023, the Company recognized Income Tax Expense of $64 million on Income before Income Taxes of $271 million. The effective tax rate for the three months ended March 31, 2023 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock units that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

NOTE 10 — SEGMENT INFORMATION

The Company has three reportable segments as follows:

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods (“CPG”) companies serving the food, beverage, and consumer product markets, and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants (“QSR”) in the Americas.

Europe Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, beverage and consumer product markets, including healthcare and beauty, primarily in Europe.

Paperboard Manufacturing includes the seven North American paperboard facilities that produce recycled, unbleached and bleached paperboard, which is consumed internally to produce paperboard consumer packaging for the Americas and Europe Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

The Company allocates certain paperboard manufacturing and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in “Note 1 - General Information.”

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended March 31,
In millions	2024	2023
NET SALES:
Americas Paperboard Packaging	$1,531	$1,544
Europe Paperboard Packaging	470	532
Paperboard Manufacturing	223	316
Corporate/Other/Eliminations(a)	35	46
Total	$2,259	$2,438

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$281	$269
Europe Paperboard Packaging(d)	19	26
Paperboard Manufacturing(b)(c)	(26)	27
Corporate and Other(c)	4	8
Total	$278	$330

DEPRECIATION AND AMORTIZATION:
Americas Paperboard Packaging(b)	$57	$43
Europe Paperboard Packaging	27	27
Paperboard Manufacturing(b)	57	61
Corporate and Other	7	8
Total	$148	$139
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2024 and 2023 (see “Note 13 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special charges (see “Note 1 - General Information”).
(d) Includes impairment charges related to Russia in 2023 (see “Note 14 - Divestitures”).

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended March 31,
In millions, except per share data	2024	2023
Net Income	$165	$207
Weighted Average Shares:
Basic	307.8	308.6
Dilutive Effect of RSUs	1.3	1.1
Diluted	309.1	309.7
Earnings Per Share — Basic	$0.54	$0.67
Earnings Per Share — Diluted	$0.53	$0.67

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the three months ended March 31, 2024:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2023	$(1)	$(107)	$(205)	$(313)
Other Comprehensive (Loss) before Reclassifications	(4)	—	(57)	(61)
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	3	—	—	3
Net Current-period Other Comprehensive (Loss)	(1)	—	(57)	(58)
Balance at March 31, 2024	$(2)	$(107)	$(262)	$(371)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2024:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$5		Cost of Sales
Interest Rate Swap Agreements	(1)		Other Expense, Net
	4		Total before Tax
	(1)		Tax Benefit
	$3		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$1	(a)
	$1		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$3		Total Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 6 - Pensions and Other Postretirement Benefits”).

NOTE 13 — EXIT ACTIVITIES

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities will be consolidated into our existing packaging network. The costs associated with these exit activities are included in the table below for the three months ended March 31, 2024.

On February 7, 2023, the Company announced its plan to invest approximately $1 billion in a new recycled paperboard manufacturing facility in Waco, Texas. In conjunction with this project, the Company announced the closure of three smaller recycled paperboard manufacturing facilities to manage capacity while lowering costs. The costs associated with these exit activities are included in the table below for the three months ended March 31, 2024 and 2023.

In the second quarter of 2023, the Company announced its decision to accelerate the closure of one of these three recycled paperboard manufacturing facilities that is in Tama, Iowa and closed the facility in the second quarter of 2023. The costs associated with this closure are included in the table below for the three months ended March 31, 2024 and 2023.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2024 and 2023, the Company recorded $21 million and $13 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the three months ended March 31, 2024 and 2023 related to these restructurings:

		Three Months Ended March 31,
In millions	Location in Statement of Operations	2024	2023
Severance Costs and Other(a)	Business Combinations, Exit Activities and Other Special Charges, Net	$2	$8
Asset Write-Offs and Start-Up Costs(b)	Business Combinations, Exit Activities and Other Special Charges, Net	7	3
Accelerated Depreciation	Cost of Sales	12	2
Total		$21	$13
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see “Note 1 - Business Combinations, Exit Activities and Other Special Charges, Net”).
(b) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2023	$21
Costs Incurred	2
Payments	(1)
Balance at March 31, 2024	$22
(a) Adjustments related to changes in estimates of severance costs.

Due to the expected closures of the additional two recycled paperboard manufacturing facilities, the Company incurred charges within the Paperboard Manufacturing reportable segment for post-employment benefits, retention bonuses and incentives of $14 million, and accelerated depreciation and inventory and asset write-offs of $7 million from announcement date through March 31, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $20 million to $25 million and for accelerated depreciation and inventory and asset write-offs in the range of $15 million to $20 million through 2026.

Due to the expected closures of the packaging facilities, the Company incurred charges within the Americas Paperboard Packaging and Europe Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $10 million from announcement date through March 31, 2024. The Company also incurred charges within the Americas Paperboard Packaging reportable segment for accelerated depreciation and inventory and asset write-offs of $20 million from announcement date through March 31, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $10 million to $15 million and for accelerated depreciation and inventory and asset write-offs in the range of $20 million to $25 million through 2024.

Additionally, the Company has incurred start-up charges within the Paperboard Manufacturing reportable segment for the new recycled paperboard manufacturing facility in Waco of $4 million from announcement date through March 31, 2024. The Company expects to incur total start-up charges of approximately $25 million to $30 million for the new recycled paperboard manufacturing facility through 2026.

NOTE 14 — DIVESTITURES

Divestiture of Augusta Paperboard Manufacturing Facility

On February 20, 2024 the Company entered into an agreement with Clearwater Paper Corporation to sell for approximately $700 million in cash all of the assets associated with the Augusta, Georgia paperboard manufacturing facility, which met the criteria to be considered a business. The Company expects the sale to be completed in the second quarter of 2024 and the assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of March 31, 2024.

The fair value, less costs to sell was greater than the carrying value of the net assets held for sale. The assets related to the sale, and liabilities related to the sale were classified as Assets Held for Sale and Liabilities Held for Sale, respectively, within the Condensed Consolidated Balance Sheet as of March 31, 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As the sale of the Disposal Group is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations. The Company will continue to evaluate the Disposal Group for future impairments until it is sold. The Disposal Group is reported within the Paperboard Manufacturing segment.

The following table summarizes the Company’s assets and liabilities held for sale by major class:

In millions	March 31, 2024
Receivables, Net	$1
Inventories, Net	84
Other Current Assets	5
Total Current Assets Held for Sale	$90
Property, Plant and Equipment, Net	432
Goodwill	74
Intangible Assets, Net	38
Other Noncurrent Assets	11
Total Noncurrent Assets Held for Sale(a)	$555
Total Assets Held for Sale	$645
Short-Term Debt	1
Compensation and Employee Benefits	6
Other Accrued Liabilities	3
Total Current Liabilities Held for Sale	$10
Long-Term Debt	9
Other Noncurrent Liabilities	11
Total Noncurrent Liabilities Held for Sale	$20
Total Liabilities Held for Sale	$30
(a) Noncurrent Assets Held for Sale within the Condensed Consolidated Balance Sheet also includes $2 million relating to two packaging facilities, which met the held for sale criteria as of March 31, 2024.

Impairment and Divestiture of Russian Business

In the second quarter of 2022, the Company began the process of divesting its interests in its two packaging facilities in Russia (the “Russian Operations”), which met the criteria to be considered a business, through a sale of 100% of the outstanding shares. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. During 2022 and 2023, the Company incurred $106 million of impairment losses associated with the Russian Operations including $96 million in 2022, which includes $12 million of goodwill impairment initially recognized in Q2 2022 and $10 million in 2023 (includes $4 million of impairment charges incurred in Q1 2023), all of which are included in the Business Combinations, Exit Activities, and Other Special Charges, Net line in the Consolidated Statement of Operations.

On November 30, 2023, the Company completed the sale to former members of management of its Russian Operations (the “Buyer”) for total consideration of $62 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the “Vendor Loan”). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $48 million against the Vendor Loan receivable. The Vendor Loan, along with the other transaction agreements, grants the Buyer full power to direct the activities that most significantly impact the Russian Operations and economic rights over the Russian Operations, with no power or participating rights granted to the Company. There are, however, security rights in place to protect and facilitate the repayment of the Vendor Loan. Other rights included in the sale are contingent in nature and the Company does not believe such rights have significant value nor do they confer power to Company in evaluating which party is the primary beneficiary of this VIE. We will continue to monitor such rights and their impacts to the Company, if any, in the future. The Company has concluded that it is not the primary beneficiary of the business upon closing of the sale, and the Russian Operations were deconsolidated as of that date. The Vendor Loan, net is included in Other Assets on the Consolidated Balance Sheet. On the date of the sale, the Company recorded a final additional loss on the sale of $4 million, which is recorded in the Business Combinations, Exit Activities, and Other Special Charges, Net line in the Consolidated Statement of Operations. The operating results of the Russian Operations for the eleven months ended November 30, 2023 are included in the Company's Sales and Net Income in the Consolidated Statements of Operations. Total Net Sales and Net Income for the Russian Operations during this time were $90 million and $8 million, respectively. This includes total Net Sales and Net Income for Q1 2023 of $28 million and $1 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to assist you in understanding the Company's past performance, financial condition and prospects. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, along with the consolidated financial statements and related notes included in and referred to within this report.

OVERVIEW OF BUSINESS

Graphic Packaging is a leading global provider of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, paperboard canisters, and cups and bowls, made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard. Paperboard used in its packaging solutions comes from wood fiber, a renewable resource, and from secondary (reused) fiber. Graphic Packaging’s consumer packaging is designed to be recycled, and the Company works across the value chain to make it easier for people to recycle. With this focus, the Company plays an active role in support of the move to a more circular economy and a sustainable future for generations to come. Graphic Packaging’s commitment to reducing the environmental impact of everyday consumer packaging is fundamental to its strategy, our goals, and to our business purpose.

The Company serves a wide variety of consumer non-durables (consumer staples) markets, ranging from food and beverage, to foodservice, household products, beauty and heath care. It produces packaging solutions at over 100 locations in over 25 countries around the world, serving customers ranging from local consumer products companies to the largest multinationals. The Company believes that it offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, mainly where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe segment.

Graphic Packaging works closely with its customers to understand their needs and goals and to create new and innovative designs customized to their specific needs. The Company’s approach serves to build and strengthen long-term relationships with purchasing, brand management, marketing, and other key customer functions. The Company is organized to bring the full resources of its global and local innovation, design, and manufacturing capabilities to all of its customers, with the goal of delivering packaging solutions that are more circular, more functional, and more convenient.

The Company competes with a wide range of packaging companies whose primary raw materials are paperboard, plastic, multi-layer laminates, shrink film, paper, corrugated board, biobased materials and other packaging materials. While circularity and sustainability are increasingly important to customer purchase decisions, the Company also competes on the basis of product innovation, price, and execution capabilities. Many of the Company’s multi-year supply contracts include terms which provide for the pass through of certain costs including raw materials, energy, labor and other manufacturing costs, with the intention of reducing exposure to the volatility of these costs, many of which are outside of the Company’s control.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and manufacturing facilities; (iii) to develop and market innovative, packaging products and applications that benefit from consumer-led sustainability trends; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic or other global health emergency and widespread military and geopolitical conflicts and other social and political unrest or change, including Eastern Europe, Africa and the Middle East, and related sanctions or market disruptions, may have on our business.

Acquisitions and Dispositions

•On February 20, 2024, the Company entered into an agreement with Clearwater Paper Corporation to sell all of the assets associated with its Augusta, Georgia paperboard manufacturing facility for approximately $700 million in cash. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions.

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

•On September 8, 2023, the Company completed the acquisition of Bell, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $262 million. Bell is reported within the Americas Paperboard Packaging reportable segment.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
In millions	2024	2023
Net Sales	$2,259	$2,438
Income from Operations	278	330
Nonoperating Pension and Postretirement Benefit Expense	(1)	(1)
Interest Expense, Net	(59)	(58)
Income before Income Taxes	218	271
Income Tax Expense	(53)	(64)
Net Income	$165	$207

FIRST QUARTER 2024 COMPARED WITH FIRST QUARTER 2023

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2023	Price/ Volume/ Mix	M&A	Exchange	2024	Decrease	Percent Change
Consolidated	$2,438	$(197)	$15	$3	$2,259	$(179)	(7)%

The Company’s Net Sales for the three months ended March 31, 2024 decreased by $179 million or 7% to $2,259 million from $2,438 million for the three months ended March 31, 2023 due to lower open market paperboard sales ($93 million), primarily bleached paperboard, the divestiture of our two packaging facilities in Russia in 2023 ($28 million), lower packaging volumes driven by the timing of the Easter holiday and fewer shipping days and pricing declines including pass through of lower input costs in Europe, partially offset by the acquisition of Bell in September 2023 ($43 million), innovation sales growth ($37 million) driven by conversions to our sustainable consumer packaging solutions and favorable foreign currency exchange. Lower packaging sales in food and household markets were partially offset by higher packaging sales in foodservice and beverage markets.

Income from Operations

Income from Operations for the three months ended March 31, 2024 decreased $52 million or 16% to $278 million from $330 million for the three months ended March 31, 2023 primarily due to lower production, pricing and sales of open market bleached paperboard. Lower packaging volumes, mix, and higher accelerated depreciation related to the closures of several packaging and paperboard facilities of $10 million (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information) decreased Income from Operations, and was offset by performance, primarily due to cost savings from continuous improvements and other programs, and productivity improvements, including benefits from capital projects. Inflation was relatively flat due to favorable commodity deflation (primarily external board and energy, partially offset by secondary fiber) and unfavorable other inflation (primarily labor and benefits).

Interest Expense, Net

Interest Expense, Net was $59 million and $58 million for the three months ended March 31, 2024 and 2023, respectively, relatively flat as compared to the prior year. As of March 31, 2024, approximately 24% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2024, the Company recognized Income Tax Expense of $53 million on Income before Income Taxes of $218 million. The effective tax rate for the three months ended March 31, 2024 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended March 31, 2023, the Company recognized Income Tax Expense of $64 million on Income before Income Taxes of $271 million. The effective tax rate for the three months ended March 31, 2023 was different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock units that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

Segment Reporting

The Company has three reportable segments as follows:

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods (“CPG”) companies serving the food, beverage, and consumer product markets and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants (“QSR”) in the Americas.

Europe Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, beverage and consumer product markets, including healthcare and beauty, primarily in Europe.

Paperboard Manufacturing includes the seven North American paperboard manufacturing facilities that produce recycled, unbleached and bleached paperboard, which is consumed internally to produce paperboard consumer packaging for the Americas and Europe Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

The Company allocates certain paperboard manufacturing and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
In millions	2024	2023
NET SALES:
Americas Paperboard Packaging	$1,531	$1,544
Europe Paperboard Packaging	470	532
Paperboard Manufacturing	223	316
Corporate/Other/Eliminations(a)	35	46
Total	$2,259	$2,438

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$281	$269
Europe Paperboard Packaging(d)	19	26
Paperboard Manufacturing(b)(c)	(26)	27
Corporate and Other(c)	4	8
Total	$278	$330
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2024 and 2023. See “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for further information.
(c) Includes expenses related to business combinations, exit activities and other special charges. See “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements for further information.
(d) Includes impairment charges related to Russia in 2023. See “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for further information.

2024 COMPARED WITH 2023

First Quarter 2024 Compared to First Quarter 2023

Americas Paperboard Packaging

Net Sales decreased due to lower packaging volumes driven by the timing of the Easter holiday and fewer shipping days, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions, the acquisition of Bell in September 2023 and favorable foreign currency exchange. Lower packaging sales in food and household markets were partially offset by higher packaging sales in foodservice and beverage markets.

Income from Operations increased due to performance, primarily due to cost savings from continuous improvement and other programs, productivity improvements, including benefits from capital projects, innovation sales growth, and commodity deflation (primarily energy and external board offset by secondary fiber). These increases were partially offset by lower packaging volumes, other inflation (primarily labor and benefits), and higher accelerated depreciation and charges related to the closures of several packaging facilities (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Europe Paperboard Packaging

Net Sales decreased due to lower pricing including pass through of lower input costs, lower packaging volumes driven by the timing of the Easter holiday and fewer shipping days, and the divestiture of our two packaging facilities in Russia in 2023. The decrease in Net Sales is partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and favorable foreign currency exchange. Lower packaging sales in food, household and healthcare markets were partially offset by higher packaging sales in beverage and foodservice markets.

Income from Operations decreased due to lower pricing and lower packaging volumes, partially offset by commodity deflation, cost savings from continuous improvement and other programs and favorable foreign currency exchange. The commodity deflation was primarily related to external board, which is passed through to our customers, partially offset by other inflation (primarily labor and benefits). Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023. Refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information.

Paperboard Manufacturing

Net Sales decreased due to lower open market paperboard volumes and pricing primarily related to bleached paperboard.

Income from Operations decreased due to lower pricing, production and sales of open market paperboard primarily bleached and commodity and other inflation (primarily secondary fiber and labor and benefits offset by energy and chemicals). The decrease was partially offset by productivity improvements, including benefits from capital projects.

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

Cash Flows

	Three Months Ended March 31,
In millions	2024	2023
Net Cash Provided by Operating Activities	$3	$60
Net Cash Used in Investing Activities	(311)	(273)
Net Cash Provided by Financing Activities	287	177

Net cash provided by operating activities for the first three months of 2024 totaled $3 million compared to $60 million for the same period in 2023. The decrease was mainly due to lower income from operations offset by less use of cash for working capital. Pension contributions for the first three months of 2024 and 2023 were $2 million and $1 million, respectively.

Net cash used in investing activities for the first three months of 2024 totaled $311 million compared to $273 million for the same period in 2023. The Company had capital spending of $331 million ($278 million was capitalized) and $196 million ($181 million was capitalized) in 2024 and 2023, respectively. The increase in capital spending has been driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For further discussion of the Company's new recycled paperboard manufacturing facility and continued investments made as part of the integration of acquisitions, see “Note 13 - Exit Activities” in the Notes to the Condensed Consolidated Financial Statements. Net cash receipts related to the accounts receivable securitization and sale programs were $20 million and $24 million in 2024 and 2023, respectively. In the prior year the Company completed the acquisition of Tama on January 31, 2023, from Greif Packaging LLC for approximately $100 million. For further discussion of the Company's CRB mill acquisition, see “Note 3 - Business Combinations” in the Notes to the Condensed Consolidated Financial Statements.

Net cash provided by financing activities for the first three months of 2024 and 2023 totaled $287 million and $177 million respectively. Current year financing activities include a debt drawing of the new incremental term facilities which consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loan”) and a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loan”). The net proceeds were used by the Company to repay a portion of the outstanding borrowings under its senior secured revolving credit facility. For further discussion of the Company's newly acquired debt, see “Note 4 - Debt” in the Notes to the Condensed Consolidated Financial Statements. Other current year activities include borrowings under revolving credit facilities primarily for capital spending, and payments on debt of $10 million. The Company also paid dividends of $31 million and withheld $22 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year the Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $28 million, and payments on debt of $5 million. The Company also paid dividends and distributions of $31 million and withheld $20 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in “Note 4 - Debt” in the Notes to Condensed Consolidated Financial Statements, the Senior Notes issued by Graphic Packaging International, LLC (“GPIL” or the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of the issuer other than its foreign subsidiaries, and in certain instances by the Company (a Parent guarantee) (collectively “the Guarantors”). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

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

In millions	Three Months Ended March 31, 2024
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$1,755
Cost of Sales	1,321
Income from Operations	262
Net Income	153
(a) Includes Net Sales to Nonguarantor Subsidiaries of $151 million.

In millions	March 31, 2024	December 31, 2023
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$2,206	$1,612
Noncurrent assets	6,055	6,463
Intercompany receivables from Nonguarantor	322	1,300
Current liabilities	1,922	2,067
Noncurrent liabilities	5,721	5,478

Liquidity and Capital Resources

The Company expects its material cash requirements for the next nine months will be for: capital expenditures, periodic required income tax payments, periodic interest and debt service payments on associated debt, as discussed in “Note 5 - Debt” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in “Note 6 - Leases” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K, and minimum purchase commitments as discussed in “Note 13 - Commitments” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. In addition, the Company expects a future source of liquidity from the proceeds of the Augusta sale (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for further information). The Company expects that these sources will be sufficient to fund ongoing cash requirements for the foreseeable future, including at least the next twelve months.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
In millions	2024	2023
Receivables Sold and Derecognized	$914	$1,016
Proceeds Collected on Behalf of Financial Institutions	884	917
Net Proceeds (Paid to) Received From Financial Institutions	(15)	48
Deferred Purchase Price at March 31(a)	15	9
Pledged Receivables at March 31	160	193
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $797 million and $770 million as of March 31, 2024 and December 31, 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2024 and 2023, the Company sold receivables of $250 million and $301 million, respectively, related to these arrangements.

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts payable included $30 million and $30 million payable to suppliers who elected to participate in the SFP program as of March 31, 2024 and December 31, 2023, respectively.

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

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2024, the Company was in compliance with such covenant and the ratio was 2.83 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2024, the Company was in compliance with such covenant and the ratio was 7.68 to 1.00.

As of March 31, 2024, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

For further discussion of the Company’s environmental matters, see “Note 9 - Environmental and Legal Matters” in the Notes to Condensed Consolidated Financial Statements.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in the Company's 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

The Company performed its annual goodwill impairment tests as of October 1, 2023. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Europe reporting unit had a fair value that exceeded its respective carrying value by 26%, whereas all other reporting units exceeded by more than 90%. The Europe reporting unit had goodwill totaling $476 million at March 31, 2024.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company's 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At March 31, 2024, the Company had active interest rate swap agreements with a notional amount of $750 million expiring April 1, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see “Note 9 - Environmental and Legal Matter” in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2023 and 2019 share repurchase program announced on July 27, 2023 and January 28, 2019, respectively. Each program authorized management to purchase up to $500 million of the Company's issued and outstanding common stock. During the first quarter of 2024, the Company did not repurchase any shares of its common stock under the 2019 program. As of March 31, 2024, 70.2 million shares had been repurchased as part of a publicly announced program. The maximum number of shares that may be purchased under the 2019 share repurchase program in the future is 2.2 million based on the closing price of the Company's common stock as of March 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Third Amendment to the GPI Savings Plan (as amended and restated effective as of January 1, 2023) dated January 18, 2024.

10.2
Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 22, 2024, by and among Graphic Packaging International, LLC, as Borrower, Bank of America, N.A., in its capacity as the Administrative Agent under the Credit Agreement, and CoBank, ACB, as sole lead arranger and bookrunner and sole lender under the New Incremental Term Facilities.

10.3
Asset Purchase Agreement, dated February 20, 2024, by and between Graphic Packaging International, LLC and Clearwater Paper Corporation. Filed as Exhibit 2.1 to Clearwater Paper Corporation’s Current Report on Form 8-K filed on February 21, 2024 and incorporated herein by reference.

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2024
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2024
Charles D. Lischer