Form 10-Q
period 2024-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2024-07-30
CIK 1408075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

As of July 29, 2024, there were 300,114,276 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, expected facility closures, pension plan contributions for 2024, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company's 2023 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2024	2023	2024	2023
Net Sales	$2,237	$2,392	$4,496	$4,830
Cost of Sales	1,756	1,886	3,489	3,764
Selling, General and Administrative	197	205	412	402
Other Expense, Net	16	15	32	33
Business Combinations, Exit Activities and Other Special Items, Net	(56)	19	(39)	34
Income from Operations	324	267	602	597
Nonoperating Pension and Postretirement Benefit Expense	—	—	(1)	(1)
Interest Expense, Net	(60)	(60)	(119)	(118)
Income before Income Taxes	264	207	482	478
Income Tax Expense	(74)	(57)	(127)	(121)
Net Income	$190	$150	$355	$357

Net Income Per Share - Basic	$0.62	$0.49	$1.16	$1.16
Net Income Per Share - Diluted	$0.62	$0.49	$1.15	$1.15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2024
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$190	$—	$190
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	4	—	4
Pension and Postretirement Benefit Plans	3	—	3
Currency Translation Adjustment	(25)	—	(25)
Total Other Comprehensive Loss, Net of Tax	(18)	—	(18)
Total Comprehensive Income	$172	$—	$172

	Three Months Ended June 30, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$150	$—	$150
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	8	—	8
Pension and Postretirement Benefit Plans	1	—	1
Currency Translation Adjustment	—	(1)	(1)
Total Other Comprehensive Income (Loss), Net of Tax	9	(1)	8
Total Comprehensive Income	$159	$(1)	$158

	Six Months Ended June 30, 2024
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$355	$—	$355
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	3	—	3
Pension and Postretirement Benefit Plans	3	—	3
Currency Translation Adjustment	(82)	—	(82)
Total Other Comprehensive Loss, Net of Tax	(76)	—	(76)
Total Comprehensive Income	$279	$—	$279

	Six Months Ended June 30, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$357	$—	$357
Other Comprehensive Income, Net of Tax:
Derivative Instruments	3	—	3
Pension and Postretirement Benefit Plans	1	—	1
Currency Translation Adjustment	24	—	24
Total Other Comprehensive Income, Net of Tax	28	—	28
Total Comprehensive Income	$385	$—	$385

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$125	$162
Receivables, Net	875	835
Inventories, Net	1,699	1,754
Assets Held for Sale	11	—
Other Current Assets	130	94
Total Current Assets	2,840	2,845
Property, Plant and Equipment, Net	4,826	4,992
Goodwill	2,014	2,103
Intangible Assets, Net	722	820
Other Assets	426	415
Total Assets	$10,828	$11,175

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$327	$764
Accounts Payable	973	1,094
Compensation and Employee Benefits	179	273
Interest Payable	48	63
Other Accrued Liabilities	436	395
Total Current Liabilities	1,963	2,589
Long-Term Debt	4,930	4,609
Deferred Income Tax Liabilities	666	731
Accrued Pension and Postretirement Benefits	102	104
Other Noncurrent Liabilities	354	360

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 300,101,971 and 306,058,815 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Capital in Excess of Par Value	2,031	2,062
Retained Earnings	1,167	1,029
Accumulated Other Comprehensive Loss	(389)	(313)
Total Graphic Packaging Holding Company Shareholders' Equity	2,812	2,781
Noncontrolling Interest	1	1
Total Equity	2,813	2,782
Total Liabilities and Shareholders' Equity	$10,828	$11,175

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2023	306,058,815	$3	$2,062	$1,029	$(313)	$1	$2,782
Net Income	—	—	—	165	—	—	165
Other Comprehensive (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(1)	—	(1)
Currency Translation Adjustment	—	—	—	—	(57)	—	(57)
Dividends Declared	—	—	—	(31)	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,234,251	—	—	—	—	—	—
Balances at March 31, 2024	307,293,066	$3	$2,062	$1,163	$(371)	$1	$2,858
Net Income	—	—	—	190	—	—	190
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	4	—	4
Pension and Postretirement Benefit Plans	—	—	—	—	3	—	3
Currency Translation Adjustment	—	—	—	—	(25)	—	(25)
Repurchase of Common Stock	(7,243,734)	—	(46)	(156)	—	—	(202)
Dividends Declared	—	—	—	(30)	—	—	(30)
Recognition of Stock-Based Compensation, Net	—	—	15	—	—	—	15
Issuance of Shares for Stock-Based Awards	52,639	—	—	—	—	—	—
Balances at June 30, 2024	300,101,971	$3	$2,031	$1,167	$(389)	$1	$2,813

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2022	307,116,089	$3	$2,054	$469	$(377)	$1	$2,150
Net Income	—	—	—	207	—	—	207
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(5)	—	(5)
Currency Translation Adjustment	—	—	—	—	24	1	25
Repurchase of Common Stock(a)	(1,210,000)	—	(7)	(22)	—	—	(29)
Dividends Declared	—	—	—	(31)	—	—	(31)
Recognition of Stock-Based Compensation, Net	—	—	(7)	—	—	—	(7)
Issuance of Shares for Stock-Based Awards	1,221,873	—	—	—	—	—	—
Balances at March 31, 2023	307,127,962	$3	$2,040	$623	$(358)	$2	$2,310
Net Income	—	—	—	150	—	—	150
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	8	—	8
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	—	(1)	(1)
Repurchase of Common Stock	(14,232)	—	—	—	—	—	—
Dividends Declared	—	—	—	(30)	—	—	(30)
Recognition of Stock-Based Compensation, Net	—	—	12	—	—	—	12
Issuance of Shares for Stock-Based Awards	89,097	—	—	—	—	—	—
Balances at June 30, 2023	307,202,827	$3	$2,052	$743	$(349)	$1	$2,450
(a) Includes 60,000 shares repurchased but not yet settled as of March 31, 2023.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$355	$357
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	281	304
Deferred Income Taxes	(70)	38
Gain on Disposal of Business	(75)	—
Asset Impairment Charges	—	7
Other, Net	30	35
Changes in Operating Assets and Liabilities	(357)	(450)
Net Cash Provided by Operating Activities	164	291
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(564)	(372)
Packaging Machinery Spending	(16)	(13)
Acquisition of Businesses, Net of Cash Acquired	—	(100)
Proceeds from the Sale of Business	711	—
Beneficial Interest on Sold Receivables	96	60
Beneficial Interest Obtained in Exchange for Proceeds	(50)	(9)
Other, Net	(2)	(3)
Net Cash Provided By (Used In) Investing Activities	175	(437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(200)	(29)
Proceeds from Issuance of Debt	756	—
Retirement of Long-Term Debt	(400)	—
Payments on Debt	(19)	(10)
Borrowings under Revolving Credit Facilities	2,479	2,636
Payments on Revolving Credit Facilities	(2,892)	(2,379)
Repurchase of Common Stock related to Share-Based Payments	(23)	(20)
Debt Issuance Costs	(14)	—
Dividends Paid	(61)	(61)
Other, Net	6	(6)
Net Cash (Used In) Provided By Financing Activities	(368)	131

Decrease in cash and cash equivalents, including cash classified within Assets Held for Sale	(29)	(15)
Less Cash reclassified to Assets Held for Sale	—	7
Effect of Exchange Rate Changes on Cash	(8)	(3)

Net Decrease in Cash and Cash Equivalents	(37)	(25)
Cash and Cash Equivalents at Beginning of Period	162	150
Cash and Cash Equivalents at End of Period	$125	$125

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$74	$67
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	30	35
Non-cash Investing Activities	$104	$102

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

The Company serves a wide variety of consumer nondurables (consumer staples) markets, from food and beverage, to foodservice, to household products, beauty and heath care. It produces packaging solutions at over 100 locations in over 25 countries around the world, serving customers ranging from local consumer products companies and retailers to the largest multinationals. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe Paperboard Packaging segment.

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

Revenue Recognition

The Company has two primary activities, the manufacturing and converting of paperboard for and into consumer packaging made from renewable and/or recycled resources, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in “Note 10 - Segment Information.” All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or delivery of a service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2024 and 2023, the Company recognized $2,228 million and $2,379 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2024 and 2023, the Company recognized $4,479 million and $4,807 million, respectively, of revenue from contracts with customers.

The transaction price allocated to each performance obligation consists of the stand-alone selling price, estimates of rebates and other sales or contract renewal incentives, and cash discounts and sales returns (“Variable Consideration”) and excludes sales tax. Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Packaging purchases by the Company’s principal customers are manufactured and shipped with minimal lead time; therefore, performance obligations are generally satisfied shortly after manufacturing and shipment. The Company uses standard payment terms that are consistent with industry practice.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2024 and December 31, 2023, contract assets were $31 million and $28 million, respectively. The Company's contract liabilities consist principally of rebates, and as of June 30, 2024 and December 31, 2023 were $56 million and $60 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
In millions	2024	2023
Receivables Sold and Derecognized	$1,809	$1,897
Proceeds Collected on Behalf of Financial Institutions	1,796	1,809
Net Proceeds (Paid to) Received from Financial Institutions	(31)	41
Deferred Purchase Price at June 30(a)	27	15
Pledged Receivables at June 30	152	211
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $781 million and $770 million as of June 30, 2024 and December 31, 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2024 and 2023, the Company sold receivables of $516 million and $591 million, respectively, related to these arrangements.

Share Repurchases and Dividends

On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized on January 28, 2019 (the “2019 share repurchase program”) and was completed in May 2024. At June 30, 2024, the Company had $365 million available for additional repurchases under the 2023 share repurchase program.

The following table presents the Company's share repurchases under the 2019 and 2023 share repurchase programs for the six months ended June 30, 2024 and 2023 respectively:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2024(a)(b)	$200	7,243,734	$27.61
2023	$29	1,224,232	$24.07
(a) Including $65 million shares repurchased under the 2019 share repurchase program thereby completing that program.
(b) Excluding $2 million of excise taxes incurred in 2024.

During the first six months of 2024, the Company's board of directors declared two regular quarterly dividends of $0.10 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 16, 2024	March 15, 2024	April 5, 2024
May 23, 2024	June 15, 2024	July 5, 2024

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $31 million and $30 million payable to suppliers who elected to participate in the SFP program as of June 30, 2024 and December 31, 2023, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company’s Condensed Consolidated Balance Sheets were $118 million and $145 million as of June 30, 2024 and December 31, 2023, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Charges Associated with Business Combinations(a)	$—	$2	$1	$2
Exit Activities(b)	13	6	22	17
(Gains)/Charges Associated with Divestitures(c)	(74)	3	(72)	7
Other Special Items(d)	5	8	10	8
Total	$(56)	$19	$(39)	$34
(a) These costs relate to the Tama Paperboard, LLC (“Tama”) and Bell Incorporated (“Bell”) acquisitions.
(b) Relates to the Company's closures of its three smaller recycled paperboard manufacturing facilities (which includes Tama), and the closures of multiple packaging facilities (see “Note 13 - Exit Activities”).
(c) Includes the sale of the Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta divestiture”) in 2024 and the sale of the Company's Russian operations in 2023 (see “Note 14 - Divestitures”).
(d) These costs include $3 million related to the devaluation of the Nigerian Naira and $6 million related to the change in terms of the 2024 grant of restricted stock units under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (see “Note 5 - Stock Incentive Plans”) through June 30, 2024. In 2023, $7 million related to the devaluation of the Nigerian Naira in June 2023.

2024

On May 1, 2024, the Company completed the Augusta Divestiture to Clearwater Paper Corporation for a total consideration of $711 million. The gain associated with this divestiture is included in (Gains)/Charges Associated with Divestitures in the table above. For more information, see “Note 14 - Divestitures”.

During the second quarter of 2024, the Company decided to close multiple packaging facilities by the end of 2024. Production from these facilities will be consolidated into our existing packaging network. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 13 - Exit Activities”. Current Assets within the Condensed Consolidated Balance Sheet also includes $11 million relating to multiple packaging facilities, which met the held for sale criteria as of June 30, 2024.

2023

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities has been consolidated into our existing packaging network. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 13 - Exit Activities”.

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

During 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. As of June 30, 2024, the Company incurred charges of $2 million related to the write-off of inventory. The Company expects to incur additional charges of $5 million to $10 million as it relates to the dismantling of the K3 recycled paperboard machine through 2024.

During the second quarter of 2022, the Company began the process of divesting its interest in its two packaging facilities in Russia (the “Russian Operations”). The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. On November 30, 2023, the Company completed the sale of its Russian Operations. Impairment charges associated with this divestiture are included in (Gains)/Charges Associated with a Divestiture in the table above. For more information, see “Note 14 - Divestitures”.

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2024	December 31, 2023
Finished Goods	$575	$602
Work in Progress	197	201
Raw Materials	674	684
Supplies	253	267
Total	$1,699	$1,754

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — BUSINESS COMBINATIONS

Bell Incorporated

On September 8, 2023, the Company completed the acquisition of Bell, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $262 million, using existing cash and borrowings under its revolving credit facility.

The purchase price allocation as of June 30, 2024 is as follows:

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

During the second quarter of 2024, the Company finalized the acquisition accounting adjustments for Bell and the purchase price has been allocated to assets acquired and liabilities assumed based on the fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes, and is reported within the Americas Paperboard Packaging reportable segment.

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

Proforma disclosures were omitted for the Bell and Tama acquisitions as they do not have a significant impact on the Company’s financial results.

NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	June 30, 2024	December 31, 2023
Short-Term Borrowings	$11	$18
Current Portion of Finance Leases and Financing Obligations	7	7
Current Portion of Long-Term Debt(a)	309	739
Total Short-Term Debt and Current Portion of Long-Term Debt	$327	$764
(a) Includes the 4.125% Senior Notes due August 2024 and 0.821% Senior Notes redeemed April 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	June 30, 2024	December 31, 2023
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(a)	$—	$400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.13%, payable in 2024(b)	300	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.78%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.65%, payable in 2029(a)	311	321
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.79%, payable in 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375%, effective rate of 6.45%, payable in 2032(a)	500	—
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(a)	105	106
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (7.18% at June 30, 2024), effective rate of 7.20%, payable in 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly payable at floating rates (7.18% at June 30, 2024), effective rate of 7.20%, payable in 2029(a)	50	—
Senior Secured Term Loan A-6 Facility with interest payable monthly payable at floating rates (7.18% at June 30, 2024), effective rate of 7.20%, payable in 2029(a)	200	—
Senior Secured Term Loan A-1 Facilities with interest payable at various dates at floating rates (6.93% at June 30, 2024) payable through 2029(a)	500	508
Senior Secured Term Loan Facility (€200 million) with interest payable at various dates at floating rates (5.13% at June 30, 2024) payable through 2029(a)	214	227
Senior Secured Revolving Credit Facilities with interest payable at floating rates (6.90% at June 30, 2024) payable in 2029(a)(c)	368	774
Finance Leases and Financing Obligations	148	161
Other	3	6
Total Long-Term Debt Including Current Portion	5,274	5,378
Less: Current Portion	316	746
Total Long-term Debt Excluding Current Portion	4,958	4,632
Less: Unamortized Debt Deferred Issuance Costs	28	23
Total Long-Term Debt	$4,930	$4,609
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“GPIP”) and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 6.87% and 6.61% as of June 30, 2024 and December 31, 2023, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

On June 3, 2024, Graphic Packaging International, LLC (“GPIL”), a Delaware limited liability company and a direct subsidiary of Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) to extend the maturity date of certain of its Senior Secured Term Loan Facilities and Senior Secured Revolving Credit Facilities and to amend certain other terms of the agreement including revised debt covenants. However, there were no changes to the maximum Consolidated Total Leverage Ratio and the minimum Consolidated Interest Expense Ratio covenants. Under the terms of the agreement, $1,425 million and €200 million of the Company’s Senior Secured Term Loan Facilities remain outstanding. The Company added $50 million to its Senior Secured Revolving Credit Facilities. $500 million (A-1) of the Senior Secured Term Loan Facilities and all of the Senior Secured Revolving Credit Facility loans continue to bear interest at a floating rate per annum ranging from SOFR plus 1.35% to SOFR plus 2.10%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from April 1, 2026 to June 1, 2029. $425 million of the Senior Secured Term Loan Facilities continue to bear interest at a fixed rate per annum equal to 2.67% and mature on their originally scheduled maturity date of January 14, 2028. $250 million of the Senior Secured Term Loan Facilities continue to bear interest at a floating rate per annum ranging from SOFR plus 1.60% to SOFR plus 2.35%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and mature on their originally scheduled maturity date of July 22, 2028. $250 million of the Senior Secured Term Loan Facilities continue to bear interest at a floating rate per annum ranging from SOFR plus 1.725% to SOFR plus 2.35%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and mature on their originally scheduled maturity date of June 1, 2029. €200 million of the Senior Secured Term Loan Facilities continues to bear interest at a floating rate per annum ranging from SOFR plus 1.225% to SOFR plus 1.85%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans was extended from April 1, 2026 to June 1, 2029.

On May 13, 2024, GPIL completed a private offering of $500 million aggregate principal amount of its 6.375% senior unsecured notes due 2032 (the “Senior Notes”). The net proceeds were used by the Company to repay a portion of the outstanding borrowings under its domestic revolving credit facility under its senior secured credit facility and to pay fees and expenses incurred in connection with the offering of the Senior Notes. As of June 30, 2024, the total outstanding debt, net of issuance costs, under the 2032 notes was $500 million.

On April 15, 2024, the Company drew $400 million from the senior secured domestic revolving credit facilities and used the proceeds, together with cash on hand, to redeem its 0.821% Senior Notes due in 2024.

On March 22, 2024, GPIL entered into an Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement for $250 million of new incremental term loans (the “New Incremental Term Facilities”). The New Incremental Term Facilities consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loans”) and a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loans”). The New Incremental Term Facilities are senior secured term loans and mature on June 1, 2029. The Incremental Term A-5 and A-6 Loans bear interest at a floating rate ranging from SOFR plus 1.725% to SOFR plus 2.35%, determined using a pricing grid based upon GPIL’s Consolidated Leverage Ratio. As long as the Incremental Term A-5 and A-6 Loans are outstanding, GPIL will be eligible to receive an annual patronage credit from the participating lender banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan. The Incremental Term A-5 and A-6 Facilities are governed by the same covenants as are set forth in the Fourth Amended and Restated Credit Agreement and are secured by a first priority lien and security interest in certain assets of GPIL.

At June 30, 2024, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,900	$336	$1,562
Senior Secured International Revolving Credit Facility	192	32	160
Other International Facilities	49	14	35
Total	$2,141	$382	$1,757
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of June 30, 2024. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2024 unless extended.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Covenant Agreements

The Covenants in the Company's Fifth Amended and Restated Credit Agreement (the “Current Credit Agreement”) and the supplemental indentures governing the 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of June 30, 2024, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of June 30, 2024, there were 11.2 million shares remaining available to be granted under the 2024 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2024 and 2014 Plans and related RSU grant agreements, RSUs granted to employees generally vest and become payable in one to three years from the date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and a relative total shareholder return modifier that must be met for the RSUs to vest. The 2022 and 2023 award agreements contain vesting provisions that allow retiring employees to vest on a daily pro-rata basis from the date of grant through their retirement date. In the 2024 grant agreements, the vesting provisions were changed to allow retiring employees to vest in full upon an eligible retirement. This change required the Company to accelerate the recognition of the compensation expense for the 2024 grants for active retirement-eligible employees. Retirement eligibility is dependent upon meeting certain age and/or years of service and notice requirements.

RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. Stock awards issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and Stock Awards granted in the first six months of 2024 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs - Employees and Non-Employee Directors	1,518,729	$24.61
Stock Awards - Board of Directors	23,540	$27.19

During the six months ended June 30, 2024 and 2023, $32 million and $25 million, respectively, were charged to compensation expense for stock incentive plans and included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. In addition, during the six months ended June 30, 2024, $6 million was charged to compensation expense for the incremental expense related to change of vesting provisions in the 2024 grants and included in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2024 and 2023, 1.3 million shares were issued. The shares issued were primarily related to RSUs granted to employees during 2021 and 2020.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and Postretirement Expense

The pension expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Components of Net Periodic Cost:
Service Cost	$1	$2	$3	$4	$—	$—	$—	$—
Interest Cost	6	6	11	11	—	—	—	—
Expected Return on Plan Assets	(6)	(7)	(11)	(12)	—	—	—	—
Net Curtailment/Settlement Loss	1	—	1	—	—	—	—	—
Amortization:
Actuarial Loss (Gain)	1	2	2	3	(1)	(1)	(1)	(1)
Net Periodic Cost (Benefit)	$3	$3	$6	$6	$(1)	$(1)	$(1)	$(1)

Employer Contributions

The Company made $4 million of contributions to its pension plans during the first six months of 2024 and 2023. The Company expects to make contributions in the range of $10 million to $20 million for the full year of 2024.

The Company made $1 million of postretirement health care benefit payments during the first six months of 2024 and 2023. For the full year 2024, the Company expects to make approximately $1 million in contributions to its postretirement health care plans.

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

Interest Rate Risk

The Company has previously used interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. Changes in fair value are subsequently reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facilities.

As of December 31, 2023, the Company had interest rate swap positions with a notional value of $750 million which matured in April 2024. As of June 30, 2024, the Company had no outstanding interest rate swaps.

During the first six months of 2024 and 2023, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. On May 1, 2024, the Company completed the Augusta divestiture. The allocation of natural gas swap contracts identified for Augusta were dedesignated and will be treated as a derivative not designated as hedges on a go-forward basis until the contracts' expiration in 2024. Charges associated with these dedesignated hedges have been recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Consolidated Statements of Operations. The Company has hedged approximately 61% and 30% of its expected natural gas usage for the remainder of 2024 and 2025, respectively, for its remaining sites. For more information, see “Note 14 - Divestitures.”

During the first six months of 2024 and 2023, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2024 and December 31, 2023, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2024 and December 31, 2023, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2024 and December 31, 2023, had net notional amounts totaling $201 million and $131 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of June 30, 2024, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of June 30, 2024 and December 31, 2023, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets of $4 million and $7 million, respectively. As of December 31, 2023, the Company had interest rate contract derivative assets, which were included in Other Current Assets on the Condensed Consolidated Balance Sheets of $2 million.

The fair values of the Company’s other financial assets and liabilities at June 30, 2024 and December 31, 2023 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $4,949 million and $5,039 million as compared to the carrying amounts of $5,126 million and $5,217 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of Loss (Gain) Recognized in Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023		2024	2023	2024	2023
Commodity Contracts	$(2)	$2	$3	$19	Cost of Sales	$3	$9	$8	$20
Interest Rate Swap Agreements	—	(4)	—	(3)	Interest Expense, Net	—	(1)	(1)	(1)
Total	$(2)	$(2)	$3	$16	Total	$3	$8	$7	$19

At June 30, 2024, the Company expects to reclassify $4 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Location in Statement of Operations	2024	2023	2024	2023
Foreign Currency Contracts	Other Expense, Net	$(1)	$(1)	$(6)	$(4)
Commodity Contracts	Business Combinations, Exit Activities and Other Special Items, Net	2	—	2	—
Total		$1	$(1)	$(4)	$(4)

NOTE 8 — INCOME TAXES

During the six months ended June 30, 2024, the Company recognized Income Tax Expense of $127 million on Income before Income Taxes of $482 million. The effective tax rate for the six months ended June 30, 2024 is different from the statutory rate primarily due to the write off of non-deductible book goodwill associated with the divestiture of Augusta, as well as discrete tax adjustments including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

Paperboard Manufacturing includes the six North American paperboard facilities that produce recycled, unbleached and bleached paperboard, which is consumed internally to produce paperboard consumer packaging for the Americas and Europe Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
NET SALES:
Americas Paperboard Packaging	$1,551	$1,571	$3,082	$3,115
Europe Paperboard Packaging	474	523	944	1,055
Paperboard Manufacturing	174	252	397	568
Corporate/Other/Eliminations(a)	38	46	73	92
Total	$2,237	$2,392	$4,496	$4,830

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$229	$274	$510	$543
Europe Paperboard Packaging(d)	28	21	47	47
Paperboard Manufacturing(b)(c)(e)	68	(33)	42	(6)
Corporate and Other(c)	(1)	5	3	13
Total	$324	$267	$602	$597

DEPRECIATION AND AMORTIZATION:
Americas Paperboard Packaging(b)	$48	$46	$105	$89
Europe Paperboard Packaging	28	27	55	54
Paperboard Manufacturing(b)	49	86	106	147
Corporate and Other	8	6	15	14
Total	$133	$165	$281	$304
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2024 and 2023 (see “Note 13 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special items (see “Note 1 - General Information”).
(d) Includes impairment charges related to Russia in 2023 (see “Note 14 - Divestitures”).
(e) Includes gain from Augusta Divestiture in 2024 (see “Note 14 - Divestitures”).

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2024	2023	2024	2023
Net Income	$190	$150	$355	$357
Weighted Average Shares:
Basic	305.7	308.2	306.7	308.4
Dilutive Effect of RSUs	1.2	0.9	1.2	1.0
Diluted	306.9	309.1	307.9	309.4
Earnings Per Share — Basic	$0.62	$0.49	$1.16	$1.16
Earnings Per Share — Diluted	$0.62	$0.49	$1.15	$1.15

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the six months ended June 30, 2024:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2023	$(1)	$(107)	$(205)	$(313)
Other Comprehensive (Loss) Income before Reclassifications	(2)	2	(82)	(82)
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	5	1	—	6
Net Current-period Other Comprehensive Income (Loss)	3	3	(82)	(76)
Balance at June 30, 2024	$2	$(104)	$(287)	$(389)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the six months ended June 30, 2024:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$8		Cost of Sales
Interest Rate Swap Agreements	(1)		Other Expense, Net
	7		Total before Tax
	(2)		Tax Benefit
	$5		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$2	(a)
	$2		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$6		Total Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 6 - Pensions and Other Postretirement Benefits”).

NOTE 13 — EXIT ACTIVITIES

2024

During the second quarter of 2024, the Company decided to close multiple packaging facilities by the end of 2024. Production from these facilities will be consolidated into our existing packaging network. Current Assets within the Condensed Consolidated Balance Sheet also includes $11 million relating to multiple packaging facilities, which met the held for sale criteria as of June 30, 2024. The costs associated with these exit activities are included in the table below for the three and six months ended June 30, 2024.

2023

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities have been consolidated into our existing packaging network. The costs associated with these exit activities are included in the table below for the three and six months ended June 30, 2024 and 2023.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On February 7, 2023, the Company announced its plan to invest approximately $1 billion in a new recycled paperboard manufacturing facility in Waco, Texas. In conjunction with this project, the Company announced the closure of three smaller recycled paperboard manufacturing facilities to manage capacity while lowering costs. The costs associated with these exit activities are included in the table below for the three and six months ended June 30, 2024 and 2023.

In the second quarter of 2023, the Company announced its decision to accelerate the closure of one of these three recycled paperboard manufacturing facilities that is in Tama, Iowa and closed the facility in the second quarter of 2023. The costs associated with this closure are included in the table below for the three and six months ended June 30, 2023.

During the six months ended June 30, 2024 and 2023, the Company recorded $37 million and $49 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine are recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the three and six months ended June 30, 2024 and 2023 related to these restructurings:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Location in Statement of Operations	2024	2023	2024	2023
Severance Costs and Other(a)	Business Combinations, Exit Activities and Other Special Items, Net	$5	$4	$7	$12
Asset Write-Offs and Start-Up Costs(b)	Business Combinations, Exit Activities and Other Special Items, Net	8	2	15	5
Accelerated Depreciation	Cost of Sales	3	30	15	32
Total		$16	$36	$37	$49
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see “Note 1 - Business Combinations, Exit Activities and Other Special Items, Net”).
(b) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2023	$21
Costs Incurred	7
Payments	(2)
Balance at June 30, 2024	$26

Due to the expected closures of the additional two recycled paperboard manufacturing facilities, the Company incurred charges within the Paperboard Manufacturing reportable segment for post-employment benefits, retention bonuses and incentives of $17 million, and accelerated depreciation and inventory and asset write-offs of $8 million from announcement date through June 30, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $20 million to $25 million and for accelerated depreciation and inventory and asset write-offs in the range of $15 million to $20 million through 2026.

Due to the expected closures of the packaging facilities and other exit activities, the Company incurred charges within the Americas Paperboard Packaging and Europe Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $11 million from announcement date through June 30, 2024. The Company also incurred charges within the Americas Paperboard Packaging reportable segment for accelerated depreciation and inventory and asset write-offs of $22 million from announcement date through June 30, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $10 million to $15 million and for accelerated depreciation and inventory and asset write-offs in the range of $20 million to $25 million through 2024.

Additionally, the Company has incurred start-up charges within the Paperboard Manufacturing reportable segment for the new recycled paperboard manufacturing facility in Waco of $7 million from announcement date through June 30, 2024. The Company expects to incur total start-up charges of approximately $25 million to $30 million for the new recycled paperboard manufacturing facility through 2026.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 — DIVESTITURES

Divestiture of Augusta Paperboard Manufacturing Facility

In the first quarter of 2024, the Company began the process of divesting its interests in its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”), which met the criteria to be considered a business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of March 31, 2024 through the date of sale. On May 1, 2024, the Company completed the sale to Clearwater Paper Corporation for a total consideration of $711 million. The operating results of the Augusta Divestiture for the four months ended April 30, 2024 are included in the Company's Sales and Income before Income Taxes in the Consolidated Statements of Operations. Total Net Sales and Income before Income Taxes for the Augusta Operations during this time were $144 million and $21 million, respectively. The Augusta Divestiture did not qualify as discontinued operations as it did not represent a strategic shift that will have a major impact on the Company’s operations or financial results. The Augusta Divestiture resulted in a $75 million gain on sale of business (net of transaction costs), including goodwill allocated to the sale of $68 million. The Augusta Divestiture is reported within the Paperboard Manufacturing segment.

Impairment and Divestiture of Russian Business

In the second quarter of 2022, the Company began the process of divesting its interests in its two packaging facilities in Russia (the “Russian Operations”), which met the criteria to be considered a business, through a sale of 100% of the outstanding shares. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. On November 30, 2023, the Company completed the sale to former members of management of its Russian Operations (the “Buyer”) for total consideration of $61 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the “Vendor Loan”). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $48 million against the Vendor Loan receivable.

For the six months ended June 30, 2023, the Company incurred $7 million of impairment losses associated with the Russian Operations including $3 million of impairment charges incurred for the three months ended June 30, 2023, all of which are included in the Business Combinations, Exit Activities, and Other Special Items, Net line in the Consolidated Statement of Operations. The operating results of the Russian Operations for the six months ended June 30, 2023 are included in the Company's Sales and Net Income in the Consolidated Statements of Operations. Total Net Sales and Net Income for the Russian Operations for the three months ended June 30, 2023 were $26 million and $1 million, respectively and total Net Sales and Net Income for the six months ended June 30, 2023 were $54 million and $2 million, respectively.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable (the “Loan Payable”). The Loan Payable will mature in 2037. The Loan Payable totaling $33 million is reflected in the Other Noncurrent Liabilities on the Consolidated Balance Sheet.

For more information regarding the sale of the Russian Operations, see “Note 19 – Impairment and Divestiture of Russian Business” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K.

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

OVERVIEW OF BUSINESS

Graphic Packaging is a leading global provider of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, paperboard canisters, and cups and bowls, made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard. Paperboard used in its packaging solutions comes from wood fiber, a renewable resource, and from secondary (reused) fiber. Graphic Packaging’s consumer packaging is designed to be recycled, and the Company works across the value chain to make it easier for people to recycle. With this focus, the Company plays an active role in support of the move to a more circular economy and a sustainable future for generations to come. Graphic Packaging’s commitment to reducing the environmental impact of everyday consumer packaging is fundamental to our strategy, our goals, and to our business purpose.

The Company serves a wide variety of consumer nondurables (consumer staples) markets, from food and beverage, to foodservice, to household products, beauty and heath care. It produces packaging solutions at over 100 locations in over 25 countries around the world, serving customers and brands ranging from local consumer products companies and retailers to the largest multinationals. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, mainly where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe Paperboard Packaging segment.

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

Acquisitions and Dispositions

•On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”) to Clearwater Paper Corporation for a total consideration of $711 million.

•During the second quarter of 2024, the Company decided to close multiple packaging facilities by the end of 2024. These are in addition to the multiple packaging facilities for which the Company decided to close by the end of 2023 and early 2024. Production from these facilities will be consolidated into our existing packaging network. Current Assets within the Condensed Consolidated Balance Sheet also includes $11 million relating to multiple packaging facilities, which met the held for sale criteria as of June 30, 2024.

•In January 2023, the Company completed the acquisition of Tama Paperboard, LLC (“Tama”), a recycled paperboard manufacturing facility located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million. It is reported within the Paperboard Manufacturing reportable segment. Subsequently, in the second quarter of 2023, the Company closed this facility.

•On September 8, 2023, the Company completed the acquisition of Bell Incorporated (“Bell”), adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $262 million. Bell is reported within the Americas Paperboard Packaging reportable segment.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net Sales	$2,237	$2,392	$4,496	$4,830
Income from Operations	324	267	602	597
Nonoperating Pension and Postretirement Benefit Expense	—	—	(1)	(1)
Interest Expense, Net	(60)	(60)	(119)	(118)
Income before Income Taxes	264	207	482	478
Income Tax Expense	(74)	(57)	(127)	(121)
Net Income	$190	$150	$355	$357

SECOND QUARTER 2024 COMPARED WITH SECOND QUARTER 2023

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2023	Price/ Volume/ Mix	M&A	Exchange	2024	Decrease	Percent Change
Consolidated	$2,392	$(84)	$(56)	$(15)	$2,237	$(155)	(6)%

The Company’s Net Sales for the three months ended June 30, 2024 decreased by $155 million or 6% to $2,237 million from $2,392 million for the three months ended June 30, 2023 due to the Augusta divestiture and related reduced open market paperboard volumes and pricing of bleached paperboard ($83 million), lower packaging volumes, mix, and pricing declines including pass through of lower input costs in Europe ($73 million), the divestiture of our two packaging facilities in Russia in 2023 ($26 million), and unfavorable foreign currency exchange ($15 million), partially offset by the acquisition of Bell in September 2023 ($42 million). Innovation sales growth was $51 million driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in food, health and beauty, and household markets were partially offset by higher packaging sales in the foodservice market.

Income from Operations

Income from Operations for the three months ended June 30, 2024 increased $57 million or 21% to $324 million from $267 million for the three months ended June 30, 2023 primarily due to the gain from the Augusta divestiture of $75 million, offset by bleached paperboard price and volume declines (including due to the divestiture), and incremental planned maintenance expense. Excluding those items, the negative impact of lower price, packaging volumes, non-commodity (primarily labor and benefits) cost inflation, and foreign exchange were offset by performance, including cost savings from continuous improvements and other programs, and productivity improvements, including benefits from capital projects, favorable commodity deflation (primarily external board and energy, partially offset by secondary fiber), and the acquisition of Bell in September 2023. Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023 (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information) and a reduction in accelerated depreciation related to the closures of several packaging and paperboard facilities of $27 million (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Interest Expense, Net

Interest Expense, Net was $60 million and $60 million for the three months ended June 30, 2024 and 2023, respectively, flat as compared to the prior year. As of June 30, 2024, approximately 30% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2024, the Company recognized Income Tax Expense of $74 million on Income before Income Taxes of $264 million. The effective tax rate for the six months ended June 30, 2024 is different from the statutory rate primarily due to the write off of non-deductible book goodwill associated with the divestiture of Augusta in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended June 30, 2023, the Company recognized Income Tax Expense of $57 million on Income before Income Taxes of $207 million. The effective tax rate for the six months ended June 30, 2023 is different from the statutory rate primarily due to the tax impact of the charges associated with the planned divestiture of the Company’s operations in Russia that resulted in no corresponding tax benefit and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

FIRST SIX MONTHS OF 2024 COMPARED WITH FIRST SIX MONTHS OF 2023

Net Sales

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2023	Price/ Volume/ Mix	M&A	Exchange	2024	Decrease	Percent Change
Consolidated	$4,830	$(281)	$(41)	$(12)	$4,496	$(334)	(7)%

The Company’s Net Sales for the six months ended June 30, 2024 decreased by $334 million or 7% to $4,496 million from $4,830 million for the six months ended June 30, 2023 due to lower open market paperboard volumes and pricing, primarily bleached paperboard including the impact of the Augusta divestiture, the divestiture of our two packaging facilities in Russia in 2023 ($54 million), lower packaging volumes and pricing declines including pass through of lower input costs in Europe, and unfavorable foreign currency exchange, partially offset by the acquisition of Bell in September 2023 ($85 million). Innovation sales growth was $88 million driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in food, health and beauty, and household markets were partially offset by higher packaging sales in foodservice and beverage markets.

Income from Operations

Income from Operations for the six months ended June 30, 2024 increased $5 million or 1% to $602 million from $597 million for the six months ended June 30, 2023 primarily due to the gain from the Augusta divestiture of $75 million, offset by bleached paperboard price and volume declines (including due to the divestiture), and incremental planned maintenance expense. Excluding those items, the negative impact of lower price, packaging volumes, non-commodity (primarily labor and benefits) cost inflation, and foreign exchange were offset by performance, including cost savings from continuous improvements and other programs, and productivity improvements, including benefits from capital projects, favorable commodity deflation (primarily external board and energy, partially offset by secondary fiber), and the acquisition of Bell in September 2023. Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023 (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information) and a reduction in accelerated depreciation related to the closures of several packaging and paperboard facilities of $17 million (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Interest Expense, Net

Interest Expense, Net was $119 million and $118 million for the six months ended June 30, 2024 and 2023, respectively. Interest Expense, Net increased due to higher interest rates, partially offset by lower debt balances.

Income Tax Expense

During the six months ended June 30, 2024, the Company recognized Income Tax Expense of $127 million on Income before Income Taxes of $482 million. The effective tax rate for the six months ended June 30, 2024 is different from the statutory rate primarily due to the write off of non-deductible book goodwill associated with the divestiture of Augusta as well as discrete tax adjustments including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period, and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

Paperboard Manufacturing includes the six North American paperboard manufacturing facilities that produce recycled, unbleached and bleached paperboard, which is consumed internally to produce paperboard consumer packaging for the Americas and Europe Paperboard Packaging segments. Paperboard not consumed internally is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
NET SALES:
Americas Paperboard Packaging	$1,551	$1,571	$3,082	$3,115
Europe Paperboard Packaging	474	523	944	1,055
Paperboard Manufacturing	174	252	397	568
Corporate/Other/Eliminations(a)	38	46	73	92
Total	$2,237	$2,392	$4,496	$4,830

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$229	$274	$510	$543
Europe Paperboard Packaging(d)	28	21	47	47
Paperboard Manufacturing(b)(c)(e)	68	(33)	42	(6)
Corporate and Other(c)	(1)	5	3	13
Total	$324	$267	$602	$597
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2024 and 2023. See “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for further information.
(c) Includes expenses related to business combinations, exit activities and other special items. See “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements for further information.
(d) Includes impairment charges related to Russia in 2023. See “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for further information.
(e) Includes gain from Augusta Divestiture in 2024. See “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for further information.

2024 COMPARED WITH 2023

Second Quarter 2024 Compared to Second Quarter 2023

Americas Paperboard Packaging

Net Sales decreased due to lower packaging volumes and pricing, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and the acquisition of Bell in September 2023. Lower packaging sales in food and household markets were partially offset by higher packaging sales in the foodservice market.

Income from Operations decreased due to lower pricing, packaging volumes, incremental planned maintenance expense, commodity inflation (primarily secondary fiber) and other inflation (primarily labor and benefits). These decreases were partially offset by performance, primarily due to cost savings from continuous improvement and other programs, productivity improvements, including benefits from capital projects, innovation sales growth and the acquisition of Bell in September 2023.

Europe Paperboard Packaging

Net Sales decreased due to lower pricing, including pass through of lower input costs, the divestiture of our two packaging facilities in Russia in 2023, unfavorable foreign currency exchange and mix, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and higher volumes. Higher packaging volumes in food and beverage markets were offset by lower packaging volumes in health and beauty and foodservice markets.

Income from Operations increased due to commodity deflation, and cost savings from continuous improvement and other programs. The commodity deflation was primarily related to external board, which is passed through to our customers, partially offset by other inflation (primarily labor and benefits). Income from Operations was also favorably impacted by higher volumes and a reduction in impairment charges related to the sale of our Russian operations in 2023. Refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information, offset by lower pricing and mix.

Paperboard Manufacturing

Net Sales decreased due to lower open market paperboard volumes primarily related to the Augusta divestiture, mix and pricing primarily related to bleached paperboard.

Income from Operations increased due to the gain from the Augusta divestiture (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information) and productivity improvements, including benefits from capital projects. The increase was partially offset by lower pricing, production and sales of open market paperboard primarily bleached, higher levels of maintenance downtime, mix and commodity and other inflation (primarily secondary fiber and labor and benefits offset by energy and freight). Income from Operations was also favorably impacted by a reduction in accelerated depreciation related to the closure of Tama (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

First Six Months of 2024 Compared to First Six Months of 2023

Americas Paperboard Packaging

Net Sales decreased due to lower packaging volumes and pricing, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and the acquisition of Bell in September 2023. Lower packaging sales in food and household markets were partially offset by higher packaging sales in foodservice and beverage markets.

Income from Operations decreased due to lower pricing and packaging volumes, incremental planned maintenance expenses, higher accelerated depreciation and charges related to the closures of several packaging facilities (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information), commodity inflation (primarily secondary fiber) and other inflation (primarily labor and benefits). These decreases were partially offset by performance, primarily due to cost savings from continuous improvement and other programs, productivity improvements, including benefits from capital projects, innovation sales growth, and the acquisition of Bell in September 2023.

Europe Paperboard Packaging

Net Sales decreased due to lower pricing including pass through of lower input costs, the divestiture of our two packaging facilities in Russia in 2023, unfavorable foreign currency exchange and mix, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and higher volumes. Higher packaging volumes in beverage, foodservice, and food markets were partially offset by lower packaging volumes in health and beauty and household markets.

Income from Operations was relatively consistent with increases due to commodity deflation, cost savings from continuous improvement and other programs, and higher volumes. The commodity deflation was primarily related to external board, which is passed through to our customers, partially offset by other inflation (primarily labor and benefits). Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023. Refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information, offset by lower pricing and mix.

Paperboard Manufacturing

Net Sales decreased due to lower open market paperboard volumes primarily related to the Augusta divestiture, mix and pricing primarily related to bleached paperboard.

Income from Operations increased due to the gain from the Augusta divestiture (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information) and productivity improvements, including benefits from capital projects. The increase was partially offset by lower pricing, production and sales of open market paperboard primarily bleached, higher levels of maintenance and market downtime, mix, and commodity and other inflation (primarily secondary fiber and labor and benefits offset by energy, chemicals and freight). Income from Operations was also favorably impacted by a reduction in accelerated depreciation related to the closure of Tama (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

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

Cash Flows

	Six Months Ended June 30,
In millions	2024	2023
Net Cash Provided by Operating Activities	$164	$291
Net Cash Provided By (Used In) Investing Activities	175	(437)
Net Cash (Used In) Provided By Financing Activities	(368)	131

Net cash provided by operating activities for the first six months of 2024 totaled $164 million compared to $291 million for the same period in 2023. The decrease was mainly due to lower cash generated from operations offset by less use of cash for working capital. Pension contributions were $4 million for the first six months of 2024 and 2023.

Net cash provided by investing activities for the first six months of 2024 totaled $175 million compared to $437 million used in for the same period in 2023. The Company had capital spending of $580 million ($553 million was capitalized) and $385 million ($395 million was capitalized) in 2024 and 2023, respectively. The increase in capital spending was driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For further discussion of the Company's new recycled paperboard manufacturing facility and continued investments made as part of the integration of acquisitions, see “Note 13 - Exit Activities” in the Notes to the Condensed Consolidated Financial Statements. On May 1, 2024, the Company completed the sale to Clearwater Paper Corporation of the Augusta Paperboard Manufacturing Facility for total cash consideration of $711 million. For further discussion of the Company's Divestiture of the Augusta Paperboard Manufacturing Facility, see “Note 14 - Divestitures” in the Notes to the Condensed Consolidated Financial Statements. Net cash receipts related to the accounts receivable securitization and sale programs were $46 million and $51 million in 2024 and 2023, respectively. In the prior year the Company completed the acquisition of Tama on January 31, 2023, from Greif Packaging LLC for approximately $100 million. For further discussion of the Tama acquisition, see “Note 3 - Business Combinations” in the Notes to the Condensed Consolidated Financial Statements.

Net cash used in financing activities for the first six months of 2024 totaled $368 million compared to net cash provided by of $131 million for the same period in 2023. Current year financing activities include a debt drawing of the new incremental term facilities which consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loan”), a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loan”), an offering of $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2032. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under its senior secured revolving credit facility. The Company also drew $400 million from the senior secured domestic revolving credit facilities and used the proceeds, together with cash on hand, to redeem it's 0.821% Senior Notes due in 2024. For further discussion of the Company's newly acquired debt and redemption, see “Note 4 - Debt” in the Notes to the Condensed Consolidated Financial Statements. Other current year activities include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $200 million and payments on debt of $19 million. The Company also paid dividends of $61 million and withheld $23 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year the Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $29 million, and payments on debt of $10 million. The Company also paid dividends and distributions of $61 million and withheld $20 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

The results of operations, assets, and liabilities for Graphic Packaging Holding Company (“GPHC”) and GPIL are substantially the same. Therefore, the summarized financial information below is presented on a combined basis, consisting of the Issuer and Subsidiary Guarantors (collectively, the “Obligor Group”), and is presented after the elimination of: (i) intercompany transactions and balances among the Issuer and Subsidiary Guarantors, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

In millions	Six Months Ended June 30, 2024
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$3,500
Cost of Sales	2,683
Income from Operations	558
Net Income	323
(a) Includes Net Sales to Nonguarantor Subsidiaries of $317 million.

In millions	June 30, 2024	December 31, 2023
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,576	$1,612
Noncurrent assets	6,188	6,463
Intercompany receivables from Nonguarantor	360	1,300
Current liabilities	1,490	2,067
Noncurrent liabilities	5,696	5,478

Liquidity and Capital Resources

The Company expects its material cash requirements for the next six months will be for: capital expenditures, periodic required income tax payments, periodic interest and debt service payments on associated debt, as discussed in “Note 5 - Debt” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in “Note 6 - Leases” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K, and minimum purchase commitments as discussed in “Note 13 - Commitments” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund ongoing cash requirements for the foreseeable future, including at least the next twelve months.

Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.125% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Notes due 2032 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
In millions	2024	2023
Receivables Sold and Derecognized	$1,809	$1,897
Proceeds Collected on Behalf of Financial Institutions	1,796	1,809
Net Proceeds (Paid to) Received from Financial Institutions	(31)	41
Deferred Purchase Price at June 30(a)	27	15
Pledged Receivables at June 30	152	211
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $781 million and $770 million as of June 30, 2024 and December 31, 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2024 and 2023, the Company sold receivables of $516 million and $591 million, respectively, related to these arrangements.

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts payable included $31 million and $30 million payable to suppliers who elected to participate in the SFP program as of June 30, 2024 and December 31, 2023, respectively.

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

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2024, the Company was in compliance with such covenant and the ratio was 2.70 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2024, the Company was in compliance with such covenant and the ratio was 7.50 to 1.00.

As of June 30, 2024, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

The Company performed its annual goodwill impairment tests as of October 1, 2023. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Europe reporting unit had a fair value that exceeded its respective carrying value by 26%, whereas all other reporting units exceeded by more than 90%. The Europe reporting unit had goodwill totaling $477 million at June 30, 2024.

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

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company has previously used interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At June 30, 2024, the Company had no active interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2023 and 2019 share repurchase program announced on July 27, 2023 and January 28, 2019 respectively. Management is authorized to purchase up to $500 million of the Company's issued and outstanding common stock per the 2023 and 2019 share repurchase programs, respectively. During the second quarter of 2024, the Company repurchased 7,243,734 shares including 2,329,140 shares repurchased under the 2019 share repurchase program thereby completing that program.

During the second quarter of 2024, the Company purchased shares of its common stock under the 2019 and 2023 share repurchase programs through a broker in the open market as follows:

Issuer Purchases of Equity Securities
Period (2024)	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program(a)
April 1, through April 30,	—	$—	70,172,373	21,839,908
May 1, through May 31,	3,991,952	27.68	74,164,325	16,033,268
June 1, through June 30,	3,251,782	27.52	77,416,107	13,909,258
Total	7,243,734	$27.61
(a) Based on the closing price of the Company's common stock as of the end of each period.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Sixth Amendment to the 2018 U.S. Graphic Packaging International Pension Plan (as amended and restated effective January 1, 2019), effective as of April 30, 2024.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 30, 2024
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 30, 2024
Charles D. Lischer