Form 10-Q
period 2024-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2024-10-29
CIK 1408075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-33988

Graphic Packaging Holding Company
(Exact name of registrant as specified in its charter)

Delaware	26-0405422
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1500 Riveredge Parkway
Atlanta, Georgia 30328
(Address of principal executive offices, including zip code)

(770) 240-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	GPK	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 28, 2024, there were 300,140,119 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, expected facility closures, pension plan contributions and post-retirement health care benefit payments for 2024, reclassification of Accumulated Other Comprehensive Loss to earnings, total charges for exit activities and start up charges for the Waco recycled paperboard manufacturing facility and components of the Company’s cash requirements for the remainder of 2024 in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company's 2023 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2024	2023	2024	2023
Net Sales	$2,216	$2,349	$6,712	$7,179
Cost of Sales	1,714	1,799	5,203	5,563
Selling, General and Administrative	191	220	603	622
Other Expense, Net	17	15	49	48
Business Combinations, Exit Activities and Other Special Items, Net	16	28	(23)	62
Income from Operations	278	287	880	884
Nonoperating Pension and Postretirement Benefit Expense	(1)	(1)	(2)	(2)
Interest Expense, Net	(58)	(62)	(177)	(180)
Income before Income Taxes and Equity Income of Unconsolidated Entity	219	224	701	702
Income Tax Expense	(55)	(54)	(182)	(175)
Income before Equity Income of Unconsolidated Entity	164	170	519	527
Equity Income of Unconsolidated Entity	1	—	1	—
Net Income	$165	$170	$520	$527

Net Income Per Share - Basic	$0.55	$0.55	$1.71	$1.71
Net Income Per Share - Diluted	$0.55	$0.55	$1.70	$1.70

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2024
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$165	$—	$165
Other Comprehensive Income, Net of Tax:
Derivative Instruments	1	—	1
Currency Translation Adjustment	50	1	51
Total Other Comprehensive Income, Net of Tax	51	1	52
Total Comprehensive Income	$216	$1	$217

	Three Months Ended September 30, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$170	$—	$170
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	3	—	3
Currency Translation Adjustment	(53)	1	(52)
Total Other Comprehensive (Loss) Income, Net of Tax	(50)	1	(49)
Total Comprehensive Income	$120	$1	$121

	Nine Months Ended September 30, 2024
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$520	$—	$520
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	4	—	4
Pension and Postretirement Benefit Plans	3	—	3
Currency Translation Adjustment	(32)	1	(31)
Total Other Comprehensive (Loss) Income, Net of Tax	(25)	1	(24)
Total Comprehensive Income	$495	$1	$496

	Nine Months Ended September 30, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$527	$—	$527
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	6	—	6
Pension and Postretirement Benefit Plans	1	—	1
Currency Translation Adjustment	(29)	1	(28)
Total Other Comprehensive (Loss) Income, Net of Tax	(22)	1	(21)
Total Comprehensive Income	$505	$1	$506

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$126	$162
Receivables, Net	971	835
Inventories, Net	1,748	1,754
Assets Held for Sale	11	—
Other Current Assets	134	94
Total Current Assets	2,990	2,845
Property, Plant and Equipment, Net	5,028	4,992
Goodwill	2,034	2,103
Intangible Assets, Net	714	820
Other Assets	465	415
Total Assets	$11,231	$11,175

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$31	$764
Accounts Payable	937	1,094
Compensation and Employee Benefits	192	273
Interest Payable	47	63
Income Tax Payable	22	15
Other Accrued Liabilities	500	380
Total Current Liabilities	1,729	2,589
Long-Term Debt	5,372	4,609
Deferred Income Tax Liabilities	626	731
Accrued Pension and Postretirement Benefits	99	104
Other Noncurrent Liabilities	394	360

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 300,135,726 and 306,058,815 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Capital in Excess of Par Value	2,042	2,062
Retained Earnings	1,302	1,029
Accumulated Other Comprehensive Loss	(338)	(313)
Total Graphic Packaging Holding Company Shareholders' Equity	3,009	2,781
Noncontrolling Interest	2	1
Total Equity	3,011	2,782
Total Liabilities and Shareholders' Equity	$11,231	$11,175

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2023	306,058,815	$3	$2,062	$1,029	$(313)	$1	$2,782
Net Income	—	—	—	165	—	—	165
Other Comprehensive (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(1)	—	(1)
Currency Translation Adjustment	—	—	—	—	(57)	—	(57)
Dividends Declared	—	—	—	(31)	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,234,251	—	—	—	—	—	—
Balances at March 31, 2024	307,293,066	$3	$2,062	$1,163	$(371)	$1	$2,858
Net Income	—	—	—	190	—	—	190
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	4	—	4
Pension and Postretirement Benefit Plans	—	—	—	—	3	—	3
Currency Translation Adjustment	—	—	—	—	(25)	—	(25)
Repurchase of Common Stock	(7,243,734)	—	(46)	(156)	—	—	(202)
Dividends Declared	—	—	—	(30)	—	—	(30)
Recognition of Stock-Based Compensation, Net	—	—	15	—	—	—	15
Issuance of Shares for Stock-Based Awards	52,639	—	—	—	—	—	—
Balances at June 30, 2024	300,101,971	$3	$2,031	$1,167	$(389)	$1	$2,813
Net Income	—	—	—	165	—	—	165
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	50	1	51
Dividends Declared	—	—	—	(30)	—	—	(30)
Recognition of Stock-Based Compensation, Net	—	—	11	—	—	—	11
Issuance of Shares for Stock-Based Awards	33,755	—	—	—	—	—	—
Balances at September 30, 2024	300,135,726	$3	$2,042	$1,302	$(338)	$2	$3,011

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2022	307,116,089	$3	$2,054	$469	$(377)	$1	$2,150
Net Income	—	—	—	207	—	—	207
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(5)	—	(5)
Currency Translation Adjustment	—	—	—	—	24	1	25
Repurchase of Common Stock(a)	(1,210,000)	—	(7)	(22)	—	—	(29)
Dividends Declared	—	—	—	(31)	—	—	(31)
Recognition of Stock-Based Compensation, Net	—	—	(7)	—	—	—	(7)
Issuance of Shares for Stock-Based Awards	1,221,873	—	—	—	—	—	—
Balances at March 31, 2023	307,127,962	$3	$2,040	$623	$(358)	$2	$2,310
Net Income	—	—	—	150	—	—	150
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	8	—	8
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	—	(1)	(1)
Repurchase of Common Stock	(14,232)	—	—	—	—	—	—
Dividends Declared	—	—	—	(30)	—	—	(30)
Recognition of Stock-Based Compensation, Net	—	—	12	—	—	—	12
Issuance of Shares for Stock-Based Awards	89,097	—	—	—	—	—	—
Balances at June 30, 2023	307,202,827	$3	$2,052	$743	$(349)	$1	$2,450
Net Income	—	—	—	170	—	—	170
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	—	3
Currency Translation Adjustment	—	—	—	—	(53)	1	(52)
Repurchase of Common Stock(b)	(360,283)	—	(2)	(6)	—	—	(8)
Dividends Declared	—	—	—	(31)	—	—	(31)
Recognition of Stock-Based Compensation, Net	—	—	9	—	—	—	9
Issuance of Shares for Stock-Based Awards	11,803	—	—	—	—	—	—
Balances at September 30, 2023	306,854,347	$3	$2,059	$876	$(399)	$2	$2,541
(a) Includes 60,000 shares repurchased but not yet settled as of March 31, 2023.
(b) Includes 14,706 shares repurchased but not yet settled as of September 30, 2023

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$520	$527
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	420	465
Deferred Income Taxes	(108)	18
Amount of Postretirement Expense Less Than Funding	(4)	(6)
Gain on Disposal of Business	(75)	—
Asset Impairment Charges	—	23
Other, Net	42	61
Changes in Operating Assets and Liabilities	(444)	(386)
Net Cash Provided by Operating Activities	351	702
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(869)	(575)
Packaging Machinery Spending	(24)	(17)
Acquisition of Businesses, Net of Cash Acquired	—	(361)
Proceeds from the Sale of Business	711	—
Beneficial Interest on Sold Receivables	157	110
Beneficial Interest Obtained in Exchange for Proceeds	(74)	(27)
Other, Net	(3)	(5)
Net Cash (Used In) Investing Activities	(102)	(875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(200)	(37)
Proceeds from Issuance of Debt	756	—
Retirement of Long-Term Debt	(700)	—
Payments on Debt	(19)	(18)
Borrowings under Revolving Credit Facilities	3,822	3,631
Payments on Revolving Credit Facilities	(3,815)	(3,266)
Repurchase of Common Stock related to Share-Based Payments	(24)	(22)
Debt Issuance Costs	(15)	—
Dividends Paid	(91)	(92)
Other, Net	6	(8)
Net Cash (Used In) Provided By Financing Activities	(280)	188

Decrease in cash and cash equivalents, including cash classified within Assets Held for Sale	(31)	15
Less: Cash reclassified to Assets Held for Sale	—	11
Effect of Exchange Rate Changes on Cash	(5)	(8)

Net Decrease in Cash and Cash Equivalents	(36)	(4)
Cash and Cash Equivalents at Beginning of Period	162	150
Cash and Cash Equivalents at End of Period	$126	$146

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$116	$104
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	89	51
Total Non-cash Investing Activities	$205	$155

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

The Company serves a wide variety of consumer nondurables (consumer staples) markets, from food and beverage, to foodservice, to household products, beauty and health care. It produces packaging solutions at over 100 locations in over 25 countries around the world, serving customers ranging from local consumer products companies and retailers to the largest multinationals. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe Paperboard Packaging segment.

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

Revenue Recognition

The Company has two primary activities, the manufacturing and converting of paperboard for and into consumer packaging made from renewable and/or recycled resources, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in “Note 10 - Segment Information”. All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or delivery of a service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended September 30, 2024 and 2023, the Company recognized $2,206 million and $2,340 million, respectively, of revenue from contracts with customers. For the nine months ended September 30, 2024 and 2023, the Company recognized $6,685 million and $7,146 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of September 30, 2024 and December 31, 2023, contract assets were $28 million. The Company's contract liabilities consist principally of rebates, and as of September 30, 2024 and December 31, 2023 were $69 million and $60 million, respectively.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
In millions	2024	2023
Receivables Sold and Derecognized	$2,687	$2,811
Proceeds Collected on Behalf of Financial Institutions	2,665	2,697
Net Proceeds (Paid to) Received from Financial Institutions	(32)	59
Deferred Purchase Price at September 30(a)	35	19
Pledged Receivables at September 30	171	173
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $788 million and $770 million as of September 30, 2024 and December 31, 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2024 and 2023, the Company sold receivables of $793 million and $869 million, respectively, related to these arrangements.

Share Repurchases and Dividends

On July 27, 2023, the Company's board of directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized on January 28, 2019 (the “2019 share repurchase program”) and was completed in May 2024. At September 30, 2024, the Company had $365 million available for additional repurchases under the 2023 share repurchase program.

The following table presents the Company's share repurchases under the 2019 and 2023 share repurchase programs for the nine months ended September 30, 2024 and 2023 respectively:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2024(a)(b)	$200	7,243,734	$27.61
2023	$37	1,584,515	$23.57
(a) Including $65 million shares repurchased under the 2019 share repurchase program thereby completing that program.
(b) Excluding $2 million of excise taxes incurred in 2024.

During the first nine months of 2024, the Company's board of directors declared three regular quarterly dividends of $0.10 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 16, 2024	March 15, 2024	April 5, 2024
May 23, 2024	June 15, 2024	July 5, 2024
August 1, 2024	September 15, 2024	October 5, 2024

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $32 million and $30 million payable to suppliers who elected to participate in the SFP program as of September 30, 2024 and December 31, 2023, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company’s Condensed Consolidated Balance Sheets were $91 million and $145 million as of September 30, 2024 and December 31, 2023, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Charges Associated with Business Combinations(a)	$—	$1	$1	$3
Exit Activities(b)	13	24	35	41
(Gains)/Charges Associated with Divestitures(c)	1	2	(71)	9
Other Special Items(d)	2	1	12	9
Total	$16	$28	$(23)	$62
(a) These costs relate to the Tama Paperboard, LLC (“Tama”) and Bell Incorporated (“Bell”) acquisitions.
(b) Relates to the Company's closures of its three smaller recycled paperboard manufacturing facilities (which includes Tama), the closures of multiple packaging facilities and the discontinuation of the Texarkana swing capacity project (see “Note 13 - Exit Activities”).
(c) Includes the sale of the Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta divestiture”) in 2024 and the sale of the Company's Russian operations in 2023 (see “Note 14 - Divestitures”).
(d) These costs include $3 million related to the devaluation of the Nigerian Naira and $8 million related to the change in terms of the 2024 grant of restricted stock units under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”) through September 30, 2024 (see “Note 5 - Stock Incentive Plans”). In 2023, $7 million related to the devaluation of the Nigerian Naira in June 2023.

2024

On May 1, 2024, the Company completed the Augusta divestiture to Clearwater Paper Corporation for a total consideration of $711 million. The gain associated with this divestiture is included in (Gains)/Charges Associated with Divestitures in the table above. For more information, see “Note 14 - Divestitures”.

During the second quarter of 2024, the Company decided to close multiple packaging facilities by the end of 2024. Production from these facilities will be consolidated into our existing packaging network. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 13 - Exit Activities”. Current Assets within the Condensed Consolidated Balance Sheet also includes $11 million relating to multiple packaging facilities, which met the held for sale criteria as of September 30, 2024.

2023

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities has been consolidated into our existing packaging network. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 13 - Exit Activities”.

On January 31, 2023, the Company completed the acquisition of Tama, a recycled paperboard manufacturing facility located in Tama, Iowa. The costs associated with this acquisition were less than $1 million and are included in Charges Associated with Business Combinations in the table above. For more information, see “Note 3 - Business Combinations”. Subsequently, in the second quarter of 2023, the Company closed this facility. For more information, see “Note 13 - Exit Activities”.

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

During the third quarter of 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. In 2023, the Company incurred charges of $20 million related to the write-off of inventory and accelerated depreciation for the assets included in Costs of Sales in the Company's Consolidated Statements of Operations. In addition, the Company incurred charges for dismantling of the K3 recycled paperboard machine of $5 million from announcement date through September 30, 2024. The Company expects to incur total charges associated with the dismantling of the K3 recycled paperboard machine in the range of $5 million to $10 million through 2024.

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2024	December 31, 2023
Finished Goods	$546	$602
Work in Progress	208	201
Raw Materials	734	684
Supplies	260	267
Total	$1,748	$1,754

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — BUSINESS COMBINATIONS

Bell Incorporated

On September 8, 2023, the Company completed the acquisition of Bell, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $262 million, using existing cash and borrowings under its revolving credit facility.

The purchase price allocation as of September 30, 2024 is as follows:

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

Proforma disclosures were omitted for the Bell and Tama acquisitions as they do not have a significant impact on the Company’s financial results.

NOTE 4 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	September 30, 2024	December 31, 2023
Short-Term Borrowings	$12	$18
Current Portion of Finance Leases and Financing Obligations	6	7
Current Portion of Long-Term Debt(a)	13	739
Total Short-Term Debt and Current Portion of Long-Term Debt	$31	$764
(a) The December 31, 2023 balance includes the 4.125% Senior Notes redeemed August 2024 and the 0.821% Senior Notes redeemed April 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	September 30, 2024	December 31, 2023
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(a)	$—	$400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.13%, payable in 2024(b)	—	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.77%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.65%, payable in 2029(a)	323	321
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.79%, payable in 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375%, effective rate of 6.46%, payable in 2032(a)	500	—
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.72%, payable in 2026(a)	105	106
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (7.05% at September 30, 2024), effective rate of 7.07%, payable in 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly payable at floating rates (7.05% at September 30, 2024), effective rate of 7.07%, payable in 2029(a)	50	—
Senior Secured Term Loan A-6 Facility with interest payable monthly payable at floating rates (7.05% at September 30, 2024), effective rate of 7.07%, payable in 2029(a)	200	—
Senior Secured Term Loan A-1 Facilities with interest payable at various dates at floating rates (6.80% at September 30, 2024) payable through 2029(a)	500	508
Senior Secured Term Loan Facility (€200 million) with interest payable at various dates at floating rates (4.98% at September 30, 2024) payable through 2029(a)	223	227
Senior Secured Revolving Credit Facilities with interest payable at floating rates (6.43% at September 30, 2024) payable in 2029(a)(c)	791	774
Finance Leases and Financing Obligations	148	161
Other	3	6
Total Long-Term Debt Including Current Portion	5,418	5,378
Less: Current Portion	19	746
Total Long-term Debt Excluding Current Portion	5,399	4,632
Less: Unamortized Debt Deferred Issuance Costs	27	23
Total Long-Term Debt	$5,372	$4,609
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“GPIP”) and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The year-to-date weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 6.82% and 6.61% as of September 30, 2024 and December 31, 2023, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

On August 14, 2024 the Company drew $300 million from the senior secured domestic revolving credit facilities and used the proceeds to redeem its 4.125% Senior Notes due in 2024.

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

At September 30, 2024, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,900	$756	$1,142
Senior Secured International Revolving Credit Facility	201	35	166
Other International Facilities	52	15	37
Total	$2,153	$806	$1,345
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of September 30, 2024, which expire at various dates through 2025 unless extended.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Covenant Agreements

The Covenants in the Company's Fifth Amended and Restated Credit Agreement (the “Current Credit Agreement”) and the supplemental indentures governing the 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of September 30, 2024, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 5 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of September 30, 2024, there were 11.1 million shares remaining available to be granted under the 2024 Plan.

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

Data concerning RSUs and Stock Awards granted in the first nine months of 2024 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs - Employees and Non-Employee Directors	1,571,795	$24.64
Stock Awards - Board of Directors	23,540	$27.19

During the three months ended September 30, 2024 and 2023, $10 million and $11 million, respectively, were charged to compensation expense for stock incentive plans and included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2024 and 2023, $42 million and $36 million, respectively, were charged to compensation expense for stock incentive plans and included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. In addition, during the three and nine months ended September 30, 2024, $2 million and $8 million, respectively was charged to compensation expense for the incremental expense related to change of vesting provisions in the 2024 grants and included in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2024 and 2023, 1.3 million and 1.4 million shares were issued. The shares issued were primarily related to RSUs granted to employees during 2021 and 2020.

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

Pension and Postretirement Expense

The pension expenses related to the Company’s plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023	2024	2023	2024	2023
Components of Net Periodic Cost:
Service Cost	$2	$2	$5	$6	$—	$—	$—	$—
Interest Cost	6	5	17	16	1	1	1	1
Expected Return on Plan Assets	(6)	(5)	(17)	(17)	—	—	—	—
Net Curtailment/Settlement Loss	—	—	1	—	—	—	—	—
Amortization:
Actuarial Loss (Gain)	1	1	3	4	(1)	(1)	(2)	(2)
Net Periodic Cost (Benefit)	$3	$3	$9	$9	$—	$—	$(1)	$(1)

Employer Contributions

The Company made $11 million and $13 million of contributions to its pension plans during the first nine months of 2024 and 2023, respectively. The Company expects to make contributions in the range of $10 million to $15 million for the full year of 2024.

The Company made $1 million of postretirement health care benefit payments during the first nine months of 2024 and 2023. For the full year 2024, the Company expects to make approximately $1 million in contributions to its postretirement health care plans.

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

As of December 31, 2023, the Company had interest rate swap positions with a notional value of $750 million which matured in April 2024. As of September 30, 2024, the Company had no outstanding interest rate swaps.

During the first nine months of 2024 and 2023, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. On May 1, 2024, the Company completed the Augusta divestiture. The allocation of natural gas swap contracts identified for Augusta were dedesignated and will be treated as a derivative not designated as hedges on a go-forward basis until the contracts' expiration in 2024. Charges or gains associated with these dedesignated hedges have been recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations. The Company has hedged approximately 61% and 40% of its expected natural gas usage for the remainder of 2024 and 2025, respectively, for its remaining sites. For more information, see “Note 14 - Divestitures”.

During the first nine months of 2024 and 2023, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2024 and December 31, 2023, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at September 30, 2024 and December 31, 2023, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2024 and December 31, 2023, had net notional amounts totaling $170 million and $131 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of September 30, 2024, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of September 30, 2024 and December 31, 2023, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets of $5 million and $7 million, respectively. As of December 31, 2023, the Company had interest rate contract derivative assets, which were included in Other Current Assets on the Condensed Consolidated Balance Sheets of $2 million.

The fair values of the Company’s other financial assets and liabilities at September 30, 2024 and December 31, 2023 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,145 million and $5,039 million as compared to the carrying amounts of $5,270 million and $5,217 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of Loss (Gain) Recognized in Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023		2024	2023	2024	2023
Commodity Contracts	$3	$3	$6	$22	Cost of Sales	$3	$7	$11	$27
Interest Rate Swap Agreements	—	1	—	(2)	Interest Expense, Net	—	(1)	(1)	(2)
Total	$3	$4	$6	$20	Total	$3	$6	$10	$25

At September 30, 2024, the Company expects to reclassify $3 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Location in Statement of Operations	2024	2023	2024	2023
Foreign Currency Contracts	Other Expense, Net	$7	$(6)	$1	$(10)
Commodity Contracts	Business Combinations, Exit Activities and Other Special Items, Net	1	—	3	—
Total		$8	$(6)	$4	$(10)

NOTE 8 — INCOME TAXES

2024

During the three months ended September 30, 2024, the Company recognized Income Tax Expense of $55 million on Income before Income Taxes of $219 million. The effective tax rate for the three months ended September 30, 2024 is different from the statutory rate primarily due to a benefit from purchased tax credits in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the nine months ended September 30, 2024, the Company recognized Income Tax Expense of $182 million on Income before Income Taxes of $701 million. The effective tax rate for the nine months ended September 30, 2024 is different from the statutory rate primarily due to the write off of non-deductible book goodwill associated with the divestiture of Augusta and a benefit from purchased tax credits as well as discrete tax adjustments including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

2023

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

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in “Note 1 - General Information”.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
NET SALES:
Americas Paperboard Packaging	$1,556	$1,569	$4,638	$4,684
Europe Paperboard Packaging	483	498	1,427	1,553
Paperboard Manufacturing	131	236	528	804
Corporate/Other/Eliminations(a)	46	46	119	138
Total	$2,216	$2,349	$6,712	$7,179

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$295	$286	$805	$829
Europe Paperboard Packaging(d)	42	38	89	85
Paperboard Manufacturing(b)(c)(e)	(68)	(36)	(26)	(42)
Corporate and Other(c)	9	(1)	12	12
Total	$278	$287	$880	$884

DEPRECIATION AND AMORTIZATION:
Americas Paperboard Packaging(b)	$45	$50	$150	$139
Europe Paperboard Packaging	35	27	90	81
Paperboard Manufacturing(b)	50	74	156	221
Corporate and Other	9	10	24	24
Total	$139	$161	$420	$465
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2024 and 2023 (see “Note 13 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special items (see “Note 1 - General Information”).
(d) Includes impairment charges related to Russia in 2023 (see “Note 14 - Divestitures”).
(e) Includes gain from Augusta divestiture for the nine months ended September 30, 2024 period (see “Note 14 - Divestitures”).

NOTE 11 — EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2024	2023	2024	2023
Net Income	$165	$170	$520	$527
Weighted Average Shares:
Basic	301.3	308.3	304.9	308.4
Dilutive Effect of RSUs	1.3	0.9	1.2	0.9
Diluted	302.6	309.2	306.1	309.3
Earnings Per Share - Basic	$0.55	$0.55	$1.71	$1.71
Earnings Per Share - Diluted	$0.55	$0.55	$1.70	$1.70

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the nine months ended September 30, 2024:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2023	$(1)	$(107)	$(205)	$(313)
Other Comprehensive (Loss) Income before Reclassifications	(4)	2	(31)	(33)
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	8	1	—	9
Net Current-period Other Comprehensive Income (Loss)	4	3	(31)	(24)
Less:
Net Current-period Other Comprehensive (Income) Attributable to Noncontrolling Interest	—	—	(1)	(1)
Balance at September 30, 2024	$3	$(104)	$(237)	$(338)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the nine months ended September 30, 2024:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$11		Cost of Sales
Interest Rate Swap Agreements	(1)		Other Expense, Net
	10		Total before Tax
	(2)		Tax Benefit
	$8		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$3	(a)
	3		Total before Tax
	(1)		Tax Benefit
	$2		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(2)	(a)
	(2)		Total before Tax
	1		Tax Expense
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$9		Total Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 6 - Pensions and Other Postretirement Benefits”).

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — EXIT ACTIVITIES

2024

During the second quarter of 2024, the Company decided to close multiple packaging facilities by the end of 2024. Production from these facilities will be consolidated into our existing packaging network. Current Assets within the Condensed Consolidated Balance Sheet also includes $11 million relating to multiple packaging facilities, which met the held for sale criteria as of September 30, 2024. The costs associated with these exit activities are included in the table below for the three and nine months ended September 30, 2024.

2023

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities have been consolidated into our existing packaging network. The costs associated with these exit activities are included in the table below for the three and nine months ended September 30, 2024 and 2023.

On February 7, 2023, the Company announced its plan to build a new recycled paperboard manufacturing facility in Waco, Texas. In conjunction with this project, the Company announced the closure of three smaller recycled paperboard manufacturing facilities to manage capacity while lowering costs. The costs associated with these exit activities are included in the table below for the three and nine months ended September 30, 2024 and 2023.

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

During the nine months ended September 30, 2024 and 2023, the Company recorded $52 million and $80 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine are recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the three and nine months ended September 30, 2024 and 2023 related to these restructurings:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Location in Statement of Operations	2024	2023	2024	2023
Severance Costs and Other(a)	Business Combinations, Exit Activities and Other Special Items, Net	$3	$8	$10	$20
Asset Write-Offs and Start-Up Costs(b)	Business Combinations, Exit Activities and Other Special Items, Net	10	16	25	21
Accelerated Depreciation	Cost of Sales	2	7	17	39
Total		$15	$31	$52	$80
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see “Note 1 - Business Combinations, Exit Activities and Other Special Items, Net”).
(b) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2023	$21
Costs Incurred	8
Payments	(6)
Balance at September 30, 2024	$23

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Due to the expected closures of the additional two recycled paperboard manufacturing facilities, the Company incurred charges within the Paperboard Manufacturing reportable segment for post-employment benefits, retention bonuses and incentives of $18 million, and accelerated depreciation, inventory and asset write-offs of $10 million from announcement date through September 30, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $25 million to $30 million and for accelerated depreciation, inventory and asset write-offs in the range of $15 million to $20 million through 2026.

Due to the expected closures of the packaging facilities and other exit activities, the Company incurred charges within the Americas Paperboard Packaging and Europe Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $12 million from announcement date through September 30, 2024. The Company also incurred charges within the Americas Paperboard Packaging reportable segment for accelerated depreciation, inventory and asset write-offs of $22 million from announcement date through September 30, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $12 million to $15 million and for accelerated depreciation, inventory and asset write-offs in the range of $22 million to $25 million through 2024.

Additionally, the Company has incurred start-up charges within the Paperboard Manufacturing reportable segment for the new recycled paperboard manufacturing facility in Waco of $9 million from announcement date through September 30, 2024. The Company expects to incur total start-up charges of approximately $55 million to $60 million for the new recycled paperboard manufacturing facility through 2026.

NOTE 14 — DIVESTITURES

Divestiture of Augusta Paperboard Manufacturing Facility

In the first quarter of 2024, the Company began the process of divesting its interests in its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta divestiture”), which met the criteria to be considered a business. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of March 31, 2024 through the date of sale. On May 1, 2024, the Company completed the sale to Clearwater Paper Corporation for a total consideration of $711 million. The operating results of the Augusta paperboard manufacturing facility for the four months ended April 30, 2024 are included in the Company's Sales and Income before Income Taxes in the Consolidated Statements of Operations. Total Net Sales and Income before Income Taxes for the Augusta Operations during this time were $144 million and $21 million, respectively. The Augusta divestiture did not qualify as discontinued operations as it did not represent a strategic shift that will have a major impact on the Company’s operations or financial results. The Augusta divestiture resulted in a $75 million gain on sale of business (net of transaction costs), including goodwill allocated to the sale of $68 million. The Augusta divestiture is reported within the Paperboard Manufacturing segment.

Impairment and Divestiture of Russian Business

In the second quarter of 2022, the Company began the process of divesting its interests in its two packaging facilities in Russia (the “Russian Operations”), which met the criteria to be considered a business, through a sale of 100% of the outstanding shares. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. On November 30, 2023, the Company completed the sale to former members of management of its Russian Operations (the “Buyer”) for total consideration of $64 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the “Vendor Loan”). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $50 million against the Vendor Loan receivable.

For the nine months ended September 30, 2023, the Company incurred $9 million of impairment losses associated with the Russian Operations including $2 million of impairment charges incurred for the three months ended September 30, 2023, all of which are included in the Business Combinations, Exit Activities, and Other Special Items, Net line in the Consolidated Statement of Operations. The operating results of the Russian Operations for the nine months ended September 30, 2023 are included in the Company's Sales and Net Income in the Consolidated Statements of Operations. Total Net Sales and Net Income for the Russian Operations for the three months ended September 30, 2023 were $24 million and $1 million, respectively and total Net Sales and Net Income for the nine months ended September 30, 2023 were $77 million and $3 million, respectively.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable (the “Loan Payable”). The Loan Payable will mature in 2037. The Loan Payable totaling $35 million is reflected in the Other Noncurrent Liabilities on the Consolidated Balance Sheet.

For more information regarding the sale of the Russian Operations, see “Note 19 - Impairment and Divestiture of Russian Business” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K.

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

The Company serves a wide variety of consumer nondurables (consumer staples) markets, from food and beverage, to foodservice, household products, beauty and heath care. It produces packaging solutions at over 100 locations in over 25 countries around the world, serving customers and brands ranging from local consumer products companies and retailers to the largest multinationals. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, mainly where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe Paperboard Packaging segment.

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

•During the second quarter of 2024, the Company decided to close multiple packaging facilities by the end of 2024. These are in addition to the multiple packaging facilities for which the Company decided to close by the end of 2023 and early 2024. Production from these facilities will be consolidated into our existing packaging network. Current Assets within the Condensed Consolidated Balance Sheet includes $11 million relating to multiple packaging facilities, which met the held for sale criteria as of September 30, 2024.

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

•During the third quarter of 2023, the Company decided to discontinue its project in Texarkana to modify an existing paperboard machine to add swing capacity between bleached and unbleached paperboard in order to focus growth investments in the strategic expansion of coated recycled paperboard capacity.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net Sales	$2,216	$2,349	$6,712	$7,179
Income from Operations	278	287	880	884
Nonoperating Pension and Postretirement Benefit Expense	(1)	(1)	(2)	(2)
Interest Expense, Net	(58)	(62)	(177)	(180)
Income before Income Taxes and Equity Income of Unconsolidated Entity	219	224	701	702
Income Tax Expense	(55)	(54)	(182)	(175)
Income before Equity Income of Unconsolidated Entity	164	170	519	527
Equity Income of Unconsolidated Entity	1	—	1	—
Net Income	$165	$170	$520	$527

THIRD QUARTER 2024 COMPARED WITH THIRD QUARTER 2023

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2023	Price/ Volume/ Mix	M&A	Foreign Exchange	2024	Decrease	Percent Change
Consolidated	$2,349	$(41)	$(94)	$2	$2,216	$(133)	(6)%

The Company’s Net Sales for the three months ended September 30, 2024 decreased by $133 million or 6% to $2,216 million from $2,349 million for the three months ended September 30, 2023 due to the Augusta divestiture and reduced open market paperboard volumes and pricing of bleached paperboard ($109 million), pricing declines, including pass through of lower input costs in Europe, partially offset by higher packaging volumes ($35 million) and the divestiture of our two packaging facilities in Russia in 2023 ($24 million). The decrease was partially offset by the acquisition of Bell in September 2023 ($33 million) and favorable foreign currency exchange ($2 million). Innovation sales growth was $54 million driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in food, beverage, and health and beauty markets were partially offset by higher packaging sales in foodservice and household markets.

Income from Operations

Income from Operations for the three months ended September 30, 2024 decreased $9 million or 3% to $278 million from $287 million for the three months ended September 30, 2023 primarily due to the Augusta divestiture and bleached paperboard price and volume declines and weather and power issues of $25 million. Excluding those items, the negative impact of lower pricing, the divestiture of our two packaging facilities in Russia in 2023 of $1 million, commodity inflation (primarily secondary fiber and byproducts, partially offset by external board and energy) and other inflation (primarily labor and benefits) were offset by performance, including cost savings from continuous improvements and other programs, and productivity improvements, including benefits from capital projects, favorable foreign currency exchange of $5 million, lower levels of planned maintenance and market downtime and the acquisition of Bell in September 2023 of $4 million. Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023 (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information), a reduction in accelerated depreciation related to the closures of several packaging and paperboard facilities of $5 million, a reduction in accelerated depreciation and charges related to the Company's decision to decommission its K3 recycled paperboard machine, and a reduction in charges related to the discontinuation of the Texarkana swing capacity project (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Interest Expense, Net

Interest Expense, Net was $58 million and $62 million for the three months ended September 30, 2024 and 2023, respectively. Interest Expense, Net decreased due to lower debt balances. As of September 30, 2024, approximately 38% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2024, the Company recognized Income Tax Expense of $55 million on Income before Income Taxes of $219 million. The effective tax rate for the three months ended September 30, 2024 is different from the statutory rate primarily due to a benefit from purchased tax credits in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

FIRST NINE MONTHS OF 2024 COMPARED WITH FIRST NINE MONTHS OF 2023

Net Sales

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2023	Price/ Volume/ Mix	M&A	Exchange	2024	Decrease	Percent Change
Consolidated	$7,179	$(322)	$(135)	$(10)	$6,712	$(467)	(7)%

The Company’s Net Sales for the nine months ended September 30, 2024 decreased by $467 million or 7% to $6,712 million from $7,179 million for the nine months ended September 30, 2023 due to the Augusta divestiture and reduced open market paperboard volumes and pricing of bleached paperboard, lower packaging volumes, pricing declines, including pass through of lower input costs in Europe, the divestiture of our two packaging facilities in Russia in 2023 ($78 million) and unfavorable foreign currency exchange ($10 million), partially offset by the acquisition of Bell in September 2023 ($118 million). Innovation sales growth was $142 million driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in food, household, and health and beauty markets were partially offset by higher packaging sales in foodservice and beverage markets.

Income from Operations

Income from Operations for the nine months ended September 30, 2024 decreased $4 million or 0.5% to $880 million from $884 million for the nine months ended September 30, 2023 primarily due to the Augusta divestiture and bleached paperboard price and volume declines, weather and power issues of $25 million and incremental planned maintenance expense and market downtime, offset by the gain from the Augusta divestiture of $75 million. Excluding those items, the negative impact of lower pricing, packaging volumes, non-commodity (primarily labor and benefits) cost inflation, were offset by performance, including cost savings from continuous improvement and other programs, and productivity improvements, including benefits from capital projects, innovation sales growth, favorable commodity deflation (primarily external board and energy, partially offset by secondary fiber) and the acquisition of Bell in September 2023. Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023 (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information), a reduction in accelerated depreciation related to the closures of several packaging and paperboard facilities of $22 million, a reduction in accelerated depreciation and charges related to the Company's decision to decommission its K3 recycled paperboard machine, and a reduction in charges related to the discontinuation of the Texarkana swing capacity project (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Interest Expense, Net

Interest Expense, Net was $177 million and $180 million for the nine months ended September 30, 2024 and 2023, respectively. Interest Expense, Net decreased due to lower debt balances.

Income Tax Expense

During the nine months ended September 30, 2024, the Company recognized Income Tax Expense of $182 million on Income before Income Taxes of $701 million. The effective tax rate for the nine months ended September 30, 2024 is different from the statutory rate primarily due to the write off of non-deductible book goodwill associated with the divestiture of Augusta and a benefit from purchased tax credits as well as discrete tax adjustments, including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period, and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
NET SALES:
Americas Paperboard Packaging	$1,556	$1,569	$4,638	$4,684
Europe Paperboard Packaging	483	498	1,427	1,553
Paperboard Manufacturing	131	236	528	804
Corporate/Other/Eliminations(a)	46	46	119	138
Total	$2,216	$2,349	$6,712	$7,179

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$295	$286	$805	$829
Europe Paperboard Packaging(d)	42	38	89	85
Paperboard Manufacturing(b)(c)(e)	(68)	(36)	(26)	(42)
Corporate and Other(c)	9	(1)	12	12
Total	$278	$287	$880	$884
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
(e) Includes gain from Augusta divestiture for the nine months ended September, 30 2024 period. See “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for further information.

2024 COMPARED WITH 2023

Third Quarter 2024 Compared to Third Quarter 2023

Americas Paperboard Packaging

Net Sales decreased due to lower pricing, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and the acquisition of Bell in September 2023. Lower packaging sales in food and beverage markets were partially offset by higher packaging sales in foodservice and household markets.

Income from Operations increased due to innovation sales growth, performance, including cost savings from continuous improvement and other programs, and productivity improvements, including benefits from capital projects, lower levels of planned maintenance and market downtime, and the acquisition of Bell in September 2023. These increases were partially offset by lower pricing, weather and power issues and commodity inflation (primarily secondary fiber, partially offset by energy) and other inflation (primarily labor and benefits). Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Europe Paperboard Packaging

Net Sales decreased due to lower pricing, predominantly due to pass through of lower input costs and the divestiture of our two packaging facilities in Russia in 2023, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions, higher volumes and favorable foreign currency exchange. Lower packaging sales in health and beauty and household markets were offset by higher packaging sales in beverage and food markets.

Income from Operations increased due to higher packaging volumes, commodity deflation and cost savings from continuous improvement and other programs. The commodity deflation was primarily related to external board, which is passed through to our customers, partially offset by other inflation (primarily labor and benefits). Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023. Refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information and unfavorably impacted by lower pricing.

Paperboard Manufacturing

Net Sales decreased due to the Augusta divestiture and reduced open market paperboard volumes and pricing of bleached paperboard.

Income from Operations decreased due to lower pricing and production and sales of open market paperboard, primarily bleached, weather and power issues, and commodity and other inflation (primarily secondary fiber and labor and benefits offset by energy and wood). The decrease was partially offset by lower levels of planned maintenance and market downtime, productivity improvements, including benefits from capital projects. Income from Operations was also favorably impacted by a reduction in accelerated depreciation and charges related to the Company's decision to decommission its K3 recycled paperboard machine, and a reduction of charges related to the discontinuation of the Texarkana swing capacity project.

First Nine Months of 2024 Compared to First Nine Months of 2023

Americas Paperboard Packaging

Net Sales decreased due to lower pricing and packaging volumes, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions, and the acquisition of Bell in September 2023. Lower packaging sales in food and household markets were partially offset by higher packaging sales in foodservice and beverage markets.

Income from Operations decreased due to lower pricing and packaging volumes, higher levels of planned maintenance and market downtime, weather and power issues and commodity inflation (primarily secondary fiber and byproducts, partially offset by energy, wood and chemicals) and other inflation (primarily labor and benefits). These decreases were partially offset by performance, including cost savings from continuous improvement and other programs, and productivity improvements, including benefits from capital projects, innovation sales growth, and the acquisition of Bell in September 2023. Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Europe Paperboard Packaging

Net Sales decreased due to lower pricing, predominantly due to pass through of lower input costs, the divestiture of our two packaging facilities in Russia in 2023 and unfavorable foreign currency exchange, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and higher volumes. Lower packaging sales in food, health and beauty, and household markets were partially offset by higher packaging sales in the beverage market.

Income from Operations increased due to higher packaging volumes, commodity deflation and cost savings from continuous improvement and other programs. The commodity deflation was primarily related to external board, which is passed through to our customers, partially offset by other inflation (primarily labor and benefits). Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023 (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information) and unfavorably impacted by lower pricing.

Paperboard Manufacturing

Net Sales decreased due to the Augusta divestiture and reduced open market paperboard volumes and pricing of bleached paperboard.

Income from Operations increased due to the gain from the Augusta divestiture (refer to “Note 14 - Divestitures” in the Notes to Condensed Consolidated Financial Statements for additional information) and productivity improvements, including benefits from capital projects, offset by bleached paperboard price and volume declines (including due to the Augusta divestiture). The increase was partially offset by lower pricing, higher levels of maintenance and market downtime, and commodity and other inflation (primarily secondary fiber, byproduct and labor and benefits offset by energy, chemicals and freight). Income from Operations was also favorably impacted by reductions in accelerated depreciation related to the closure of Tama (refer to “Note 13 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information), a reduction in accelerated depreciation and charges related to the Company's decision to decommission its K3 recycled paperboard machine, and a reduction in charges related to the discontinuation of the Texarkana swing capacity project.

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

Cash Flows

	Nine Months Ended September 30,
In millions	2024	2023
Net Cash Provided by Operating Activities	$351	$702
Net Cash (Used In) Investing Activities	(102)	(875)
Net Cash (Used In) Provided By Financing Activities	(280)	188

Net cash provided by operating activities for the first nine months of 2024 totaled $351 million compared to $702 million for the same period in 2023. The decrease was mainly due to the payment of taxes associated with the sale of Augusta, lower cash generated from operations and a higher level of cash used for working capital. Pension contributions for the first nine months of 2024 and 2023 were $11 million and $13 million, respectively.

Net cash used in investing activities for the first nine months of 2024 totaled $102 million compared to $875 million used in for the same period in 2023. The Company had capital spending of $893 million ($840 million was capitalized) and $592 million ($590 million was capitalized) in 2024 and 2023, respectively. The increase in capital spending was driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For further discussion of the Company's new recycled paperboard manufacturing facility, see “Note 13 - Exit Activities” in the Notes to the Condensed Consolidated Financial Statements. On May 1, 2024, the Company completed the sale to Clearwater Paper Corporation of the Augusta Paperboard Manufacturing Facility for total cash consideration of $711 million. For further discussion of the Company's Divestiture of the Augusta Paperboard Manufacturing Facility, see “Note 14 - Divestitures” in the Notes to the Condensed Consolidated Financial Statements. Net cash receipts related to the accounts receivable securitization and sale programs were $83 million in 2024 and 2023. In the prior year the Company completed the acquisition of Tama on January 31, 2023, from Greif Packaging LLC for approximately $100 million. The Company also completed the acquisition of Bell Incorporated, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for $264 million on September 8, 2023 including cash acquired of $3 million. For further discussion of the Company's acquired coated recycled paperboard manufacturing facility and converting facilities, see “Note 3 - Business Combinations” in the Notes to the Condensed Consolidated Financial Statements.

Net cash used in financing activities for the first nine months of 2024 totaled $280 million compared to net cash provided by of $188 million for the same period in 2023. Current year financing activities include a debt drawing of the new incremental term facilities which consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loan”), a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loan”), an offering of $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2032. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under its senior secured revolving credit facility. The Company also drew $400 million from the senior secured domestic revolving credit facilities and used the proceeds, together with cash on hand, to redeem it's 0.821% Senior Notes due in 2024. The Company also on August 14, 2024 drew $300 million from the senior secured domestic revolving credit facilities and used the proceeds to redeem its 4.125% Senior Notes due in 2024. For further discussion of the Company's newly acquired debt and redemptions, see “Note 4 - Debt” in the Notes to the Condensed Consolidated Financial Statements. Other current year activities include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $200 million and payments on debt of $19 million. The Company also paid dividends of $91 million and withheld $24 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year the Company made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $37 million, and payments on debt of $18 million. The Company also paid dividends and distributions of $92 million and withheld $22 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

In millions	Nine Months Ended September 30, 2024
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$5,198
Cost of Sales	3,975
Income from Operations	814
Net Income	472
(a) Includes Net Sales to Nonguarantor Subsidiaries of $468 million.

In millions	September 30, 2024	December 31, 2023
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,656	$1,612
Noncurrent assets	6,379	6,463
Intercompany receivables from Nonguarantor	369	1,300
Current liabilities	1,233	2,067
Noncurrent liabilities	6,119	5,478

Liquidity and Capital Resources

The Company expects its material cash requirements for the next three months will be for: capital expenditures, periodic required income tax payments, periodic interest and debt service payments on associated debt, as discussed in “Note 5 - Debt” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in “Note 6 - Leases” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K, and minimum purchase commitments as discussed in “Note 13 - Commitments” of the Notes to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund ongoing cash requirements for the foreseeable future, including at least the next twelve months.

Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Notes due 2032 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
In millions	2024	2023
Receivables Sold and Derecognized	$2,687	$2,811
Proceeds Collected on Behalf of Financial Institutions	2,665	2,697
Net Proceeds (Paid to) Received from Financial Institutions	(32)	59
Deferred Purchase Price at September 30(a)	35	19
Pledged Receivables at September 30	171	173
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were $788 million and $770 million as of September 30, 2024 and December 31, 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2024 and 2023, the Company sold receivables of $793 million and $869 million, respectively, related to these arrangements.

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts payable included $32 million and $30 million payable to suppliers who elected to participate in the SFP program as of September 30, 2024 and December 31, 2023, respectively.

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

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2024, the Company was in compliance with such covenant and the ratio was 2.85 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2024, the Company was in compliance with such covenant and the ratio was 7.39 to 1.00.

As of September 30, 2024, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

The Company performed its annual goodwill impairment tests as of October 1, 2023. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Europe reporting unit had a fair value that exceeded its respective carrying value by 26%, whereas all other reporting units exceeded by more than 90%. The Europe reporting unit had goodwill totaling $500 million at September 30, 2024.

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

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company has previously used interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At September 30, 2024, the Company had no active interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2024, the Company did not purchase any shares of its common stock. As of September 30, 2024, 77.4 million shares had been repurchased as part of a publicly announced program. The maximum number of shares that may be purchased under the 2023 share repurchase program in the future is 12.3 million based on the closing price of the Company's common stock as of September 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 29, 2024
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 29, 2024
Charles D. Lischer