Form 10-K
period 2024-12-31
GRAPHIC PACKAGING HOLDING CO
filed 2025-02-12
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

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

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2024 was approximately $7.8 billion.

As of February 11, 2025 there were approximately 300,214,465 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, expected facility closures in early 2025, material cash requirements and primary sources of liquidity and the sufficiency thereof, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law.

PART I

ITEM 1. BUSINESS

Overview

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, paperboard canisters, and cups and bowls made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard.

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and health care. We produce packaging solutions at over 100 locations in over 20 countries around the world, serving customers ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe Paperboard Packaging operations.

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

Acquisitions, Closures, and Dispositions

The Company has successfully completed several acquisitions, closures and dispositions in the past three years and expects to pursue acquisition opportunities in the future as part of its overall growth strategy.

2024

On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”) to Clearwater Paper Corporation for a total consideration of $711 million. For more information, see “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company decided to close by the end of 2023 and early 2024. Production from these facilities will be consolidated into other existing packaging facilities. Current Assets within the Consolidated Balance Sheet include $15 million relating to multiple packaging facilities that met the held for sale criteria as of December 31, 2024. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

2023

In January 2023, the Company completed the acquisition of Tama Paperboard, LLC (“Tama”), a recycled paperboard manufacturing facility located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million. Tama was reported within the Paperboard Manufacturing reportable segment. Subsequently, in the second quarter of 2023, the Company closed this facility. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities. For more information, see “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

On September 8, 2023, the Company completed the acquisition of Bell Incorporated (“Bell”) for $262 million, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio. Bell is reported within the Americas Paperboard Packaging reportable segment. For more information, see “Note 4 - Business Combinations” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

During the third quarter of 2023, the Company announced its decision to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. For more information, see “Note 1 - Business Combinations, Exit Activities and Other Special Items, Net” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

During 2022, the Company began the process of divesting its interest in its two packaging facilities in Russia (the “Russian Operations”). The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. On November 30, 2023, the Company completed the sale of its Russian Operations. For more information, see “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

Share Repurchases and Dividends

On July 27, 2023, the Company's Board of Directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized on January 28, 2019 (the “2019 share repurchase program”) and was completed in May 2024. At December 31, 2024, the Company had $365 million available for additional repurchases under the 2023 share repurchase program.

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and retained earnings.

The following table presents the Company's share repurchases under the 2019 and 2023 share repurchase programs for the years ended December 31, 2024, 2023, and 2022:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2024(a)(b)	$200	7,243,734	$27.61
2023	$54	2,389,224	$22.80
2022	$28	1,315,839	$20.91
(a) Including $65 million shares repurchased under the 2019 share repurchase program, which completed that program.
(b) Excluding $2 million of excise taxes incurred in 2024.

During 2024, 2023 and 2022, GPHC paid cash dividends of $122 million, $123 million and $92 million, respectively. Though the decision to distribute cash dividends rests solely with the Board of Directors, the Company presently intends to maintain a quarterly cash dividend, subject to earnings and liquidity considerations.

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

Paperboard Manufacturing includes the six North American paperboard manufacturing facilities that produce recycled, unbleached and bleached paperboard, which is primarily consumed internally to produce paperboard consumer packaging for the Americas and Europe Paperboard Packaging segments. Paperboard not consumed internally is sold externally to a small group of paperboard packaging converters. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

The Company operates primarily in three geographic areas: the Americas, Europe and Asia Pacific.

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

The Company provides a wide range of innovative, paperboard packaging solutions for the following end-use markets:
•Food, including dry foods and food ingredients, frozen, refrigerated, and microwavable prepared foods, and desserts;
•Beverage, including beer, seltzer, soft drinks, energy drinks, teas, water and juices;
•Foodservice, including cups and containers for food and drinks for quick-service restaurants and other food service providers;
•Household products, including cleaning products, tissues products, home air filters and pet care products; and
•Health and beauty products.

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

The majority of the paperboard the Company produces is consumed internally in its packaging facilities. The Company elects to produce its own paperboard where it believes that doing so allows it to generate a higher return on capital, and delivers better results for customers. The Company also purchases paperboard from external sources. The various bleached, unbleached, and recycled grades of paperboard that the Company produces internally and buys externally offer distinctly different combinations of strength, printability, appearance, and recycled-content, as well as other functional and non-functional characteristics of importance to customers.

The Company converts paperboard into cartons, containers and other packaging for consumer goods products at packaging facilities the Company operates in various locations globally, including a packaging facility associated with the Company's joint venture in Japan, and at licensees outside the U.S. The Company's packaging facilities print, cut, fold and glue paperboard into cartons and containers designed to meet customer specifications.

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

During 2024, 2023 and 2022, the Company did not have any one customer that represented 10% or more of its net sales.

Competition

Although a relatively small number of large competitors hold a significant portion of the paperboard packaging market, the Company’s business is subject to strong competition within paperboard packaging, and from plastic and other packaging materials. Smurfit WestRock plc is the Company's largest competitor within paperboard packaging.

In non-beverage consumer packaging and foodservice, the Company competes with packaging utilizing a wide range of paperboard, plastic, foam, molded fiber, and other materials. Packaging suppliers compete on the basis of design and execution capabilities, price, functionality, appearance, quality and customer service.

In beverage packaging, the Company competes with other paperboard-based containers, plastic and shrink-wrap, and corrugated packaging. The Company believes that packaging made from unbleached paperboard offers advantages over alternative materials in areas including recyclability, design flexibility, distribution, brand awareness, carton designs, package performance and package line speed.

Raw Materials

The Company's main raw materials are pine and hardwood trees and recycled fibers. Pine pulpwood, hardwood pulp, paper and recycled fibers and energy used in the manufacture of paperboard, as well as poly sheeting, plastic resins and various chemicals used in the coating of paperboard, represent the largest components of the Company’s variable costs of paperboard production (other than labor).

For the West Monroe, LA, Macon, Georgia, and Texarkana, Texas paperboard manufacturing facilities, the Company relies on private landowners and the open market for all of its pine and hardwood pulp and recycled fiber requirements, supplemented by clippings that are obtained from its packaging operations. The Company follows a due diligence process to ensure virgin fiber inputs are sourced from sustainably managed forests and do not contribute to deforestation or habitat loss for ecosystems with high conservation value. The Company believes that adequate supplies from both private landowners and open market fiber sellers currently are available in close proximity to its paperboard manufacturing facilities to meet its raw material needs.

The paperboard grades produced at the Kalamazoo, Michigan, Middletown, Ohio, and East Angus, Quebec paperboard manufacturing facilities are made from 100% recycled fiber. The Company procures its recycled fiber from external suppliers and internal packaging operations. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company’s internal recycled fiber procurement function enables the Company to pay lower prices for its recycled fiber needs given the Company’s highly fragmented supplier base. The Company believes there are adequate supplies of recycled fiber to serve its paperboard manufacturing facilities.

In North America, the Company also utilizes a variety of other paperboard grades in its packaging operations, in addition to paperboard that is supplied to its packaging operations from its own paperboard manufacturing facilities. The Company purchases such paperboard requirements, including additional recycled and bleached paperboard, from outside vendors. The majority of external paperboard purchases are acquired through long-term arrangements with other major industry suppliers. The Company's European packaging operations consume unbleached paperboard supplied from the Company's paperboard manufacturing facilities and also utilize paperboard purchased from external suppliers in its packaging facilities.

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

Research and Development

The Company’s research and development team works directly with its sales, marketing and consumer insights personnel to understand long-term consumer and retailer trends and create relevant new packaging. These innovative solutions provide customers with differentiated packaging to meet consumer preferences. The Company’s development efforts include, but are not limited to, developing sustainable consumer packaging made from renewable resources; packaging alternatives to replace plastic packaging; extending the shelf life of customers’ products; reducing production and waste costs; enhancing the heat-managing characteristics of food packaging; improving the sturdiness and compression strength of packaging to allow goods to ship in their own branded container and to meet store display needs; and refining packaging appearance through new printing techniques and materials.

Consumer concerns regarding growing plastic packaging waste represents one of the strongest trends in the packaging industry, and the Company focuses on developing innovative, sustainable consumer packaging solutions that are recyclable and help customers achieve their packaging sustainability goals. The Company’s strategy is to combine functionality and innovative packaging design with a focus on packaging end of life to create circular packaging solutions for customers and consumers.

For more information on research and development expenses see “Note 1 - Nature of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Patents and Trademarks

As of December 31, 2024, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 3,100 U.S. and foreign patents, with more than 850 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs, active microwave packaging technology and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Boardio™, Fridge Vendor™, IntegraPak™, KeelClip™, MicroFlex-Q™, MicroRite™, Quilt Wave™, Qwik Crisp™, Tite-Pak™, and Z-Flute™. The Company takes significant steps to protect its intellectual property and proprietary rights.

Human Capital

We believe that Graphic Packaging’s greatest asset is its workforce. Solving day-to-day operational and business challenges in order to drive positive results for stakeholders requires attracting, developing, and retaining talented individuals with different skills, ideas, and experiences. The Company's Vision 2030 outlines how to lead in innovation, build a world-class culture, protect the planet, and deliver results for all of the Company's stakeholders.

Culture is one of the pillars of the Company's Vision 2030 and the safety and wellbeing of employees is a top priority. Employee engagement is key to a safe and stable workforce. The Company is putting programs and initiatives in place to drive engagement to the 75% percentile (using the Gallup Q12® framework). In 2023 and 2024, the Company conducted an employee engagement survey and executed a robust communication plan to ensure each employee hears results and a commitment for action from their leader. Action plans have been developed at the local level in locations around the globe as the Company strives to further engage its employees. The Company also considers its talent acquisition, development, and succession strategies to be critical components of its multi-year plan to focus on people and culture.

The Company is enhancing the capabilities of its workforce as its business and strategy evolve. The Company has invested in innovation, research and development, and digital capabilities to position it to capture organic sales growth supported by consumer preferences for low impact, recyclable packaging. As its business continues to evolve, the Company will continue to invest in capability development areas that serve as a competitive advantage and will adapt its workforce and invest in its employees to ensure that it has the necessary human capital capabilities in place to support its growth strategy.

As of December 31, 2024, the Company had more than 23,000 employees based in more than 100 locations in over 25 different countries around the world. Approximately 68% of our employees are in the Americas and 32% are in Europe and the rest of the world. Approximately 59% of our employees were represented by labor unions and covered by collective bargaining agreements or covered by works councils in Europe. As of December 31, 2024, 850 of the Company’s employees were working under expired contracts, which are currently being negotiated, and 1,866 were covered under collective bargaining agreements that expire within one year. The Company considers its employee relations to be satisfactory.

Employee Health and Safety

Maintaining a safe work environment is vital to the Company, and we are committed to the health, safety and wellness of our employees. Our Total Recordable Incident Rate, which is the annual rate of workplace injuries per 100 full-time employees, is 0.88, reflecting better performance than the industry average. We strive to achieve an injury-free workplace through various safety initiatives and programs, and our Vision 2030 goal is zero life injuries.

Company Culture

Graphic Packaging works to enable a safe, engaged, and customer-focused culture, and has a solid record of delivering outstanding results for its customers across the globe. As a leading innovator in consumer packaging, a deep understanding of the widest range of consumers is essential to the success of the Company's designs and product execution. As such, the Company seeks to recruit and retain talented employees whose perspectives and experience are broadly representative of the consumers its customers serve.

Similarly, strong relationships with the communities in which the Company operates have a substantial impact on hiring costs, retention rates, employee engagement, operating performance and safety. The Company therefore seeks to build and maintain strong and capable teams broadly representative of those communities. The Company believes that its recent safety performance is among the best in the industry, and considers employee engagement to be critical to maintaining and improving upon that level of safety performance. The Company has a number of initiatives underway to drive employee engagement higher.

The Compensation and Management Development Committee of our Board of Directors annually reviews the processes and practices related to talent and engagement to ensure the equitable treatment of all employees, and alignment with the Company's strategic objectives.

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

Environmental and Regulatory Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety, and other governmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. In 2024, the Company spent $65 million of capital on projects to maintain compliance with environmental laws, regulations and the Company’s permits granted thereunder. In 2025 and 2026, the Company estimates it will spend $53 million and $91 million respectively, for such projects as a new wastewater treatment system and upgrades to waste water treatment systems at certain of our paperboard manufacturing facilities. For additional information on such regulation and compliance, see “Environmental Matters” in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 - Environmental and Legal Matters” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

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

The Company competes with consumer packaging companies, both domestically and internationally, including paperboard packaging producers. The Company's products compete with those made from other manufacturers' paperboard, as well as consumer packaging made primarily from plastic, shrink film, paper, corrugated containers, bio-based materials and other packaging materials. Paperboard packaging competitors may expand their existing facilities or build new paperboard manufacturing or converting capacity, which could negatively impact our business. In addition, product substitution by customers may occur in response to price, quality and service issues, as well as environmental and social concerns.

In addition, to the extent the Company’s operations are subject to labor, safety and climate change regulations and requirements that are not stringently imposed in the states and countries in which our competitors operate, our competitors could gain cost or other competitive advantages. While the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing such contracts on favorable terms or at all. The Company works to maintain market share through efficiency, product innovations and strategic sourcing to its customers; however pricing and other competitive pressures, such as providing the lowest-carbon footprint packaging solution or delivering on GHG emissions reduction targets, may occasionally result in the loss of a customer relationship.

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

Although the Company takes appropriate measures to minimize the risk and effect of material disruptions to the business conducted at our facilities, natural disasters such as hurricanes, tornadoes, heat waves, freezing events, floods, droughts, fire and other extreme weather events, (all of which may be exacerbated by climate change), and our employees' inability to get to our facilities as a result of such events, as well as other unexpected disruptions such as the unavailability of critical raw materials, power outages, and equipment breakdowns or failures can reduce production and increase manufacturing costs. These types of disruptions, whether caused by climate change or other events, could materially adversely affect our earnings, depending upon the duration of the disruption and our ability to shift business to other facilities or find other sources of materials or energy. In addition, given the Company's integrated supply chain, managing board supply and properly planning for paperboard manufacturing outages and downtime must be integrated with the packaging facilities’ forecasts. Any inability to do so could adversely affect the Company's financial results. Any losses due to these events may not be covered by our existing insurance policies and may be subject to significant deductibles. The premiums for insurance coverage have recently increased and may continue to increase, along with the level of deductibles.

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

In addition to the possible disruptions to our facilities' production as discussed above, because approximately 59% of the Company's employees are represented by unions, the Company could experience disruptions such as work slowdowns or strikes from time to time. If the Company is unable to prevent prolonged interruptions of the Company's operations at any of its' facilities due to slowdowns, strikes or other work interruptions, the Company may experience a negative impact to its' financial results.

The Company may face a shortage of skilled workers and key management personnel.

The Company's ability to maintain or expand its business depends on our ability to attract, develop and retain a skilled workforce at all levels within our organization, including production employees and key managers. Changing demographics and workforce trends may result in a loss of knowledge and skills as experienced workers retire or resign. The Company may incur higher costs to hire and retain new workers due to changes to the size of skilled labor pools and increased demand for skilled workers by other manufacturing industries. The failure to attract and retain sufficient skilled workers may result in operational inefficiencies or require additional capital investments to reduce reliance on labor, which may adversely impact the Company's results.

The Company’s operations and financial results could be adversely impacted by events outside the Company’s control, such as pandemics or other global health emergencies, or geopolitical conflicts and other social and political unrest or change.

As a result of events, such as pandemics or other global health emergencies and widespread military and geopolitical conflicts and other social and political unrest in Eastern Europe, Africa and the Middle East, there could be unpredictable disruptions to the Company’s operations that could limit production, reduce future revenues and negatively impact the Company’s financial condition. These events may result in supply chain and transportation disruptions to and from our facilities and could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely or cost-effective fashion. In addition, these events may result in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for workers in the broader economy. This volatility and loss of employment may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.

The Company is subject to the risks of doing business in foreign countries.

The Company has packaging facilities and one paperboard manufacturing facility in 20 countries outside of the U.S. and sells its products worldwide. For 2024, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 30% of the Company’s net sales. The Company’s revenues from foreign sales fluctuate with changes in foreign currency exchange rates. In addition, at December 31, 2024, approximately 26% of the Company's total assets were denominated in currencies other than the U.S. dollar. The Company pursues a currency hedging program in order to reduce a portion of the impact of foreign currency exchange fluctuations on financial results.

The Company is also subject to the following significant risks associated with operating in foreign countries:

•Export compliance;
•Compliance with and enforcement of environmental, health and safety, labor laws and data privacy and other regulations of the foreign countries in which the Company operates;
•Difficulties moving funds from certain countries back to the U.S.;
•Imposition of tariffs on packaging materials moved across borders;
•Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and
•Imposition of new or increases in capital investment requirements and other financing requirements by foreign governments.
The Company's capital spending may not achieve the desired benefits, which could adversely impact future financial results.

The Company invests significant amounts of cash each year in capital projects, which have expected returns to the Company. The Company's ability to execute on these projects in order to achieve planned outcomes, including obtaining expected returns and strategic long-term goals within a reasonable period of time, is an important factor in the Company's financial results and commitments. As these investments start up, the Company may experience unanticipated business disruptions and not achieve the desired benefits or timelines. In addition, the Company's acquisitions may require more capital than expected to achieve synergies or expected operating results. Additional spending and unachieved benefits may adversely affect the Company's cash flow and results of operations. Also, the Company may not achieve or make satisfactory progress on its Vision 2030 goals, thereby harming its reputation with customers, investors and other stakeholders.

The Company could be adversely impacted if the Company is unable to successfully integrate acquired businesses.

The Company has made a significant number of acquisitions throughout its history and expects to make additional acquisitions in the future. The Company's ability to successfully integrate the acquired businesses, including obtaining anticipated cost savings or synergies and expected operating results within a reasonable period of time, is an important factor in the Company's future performance. If the Company is unable to realize desired benefits from its acquisitions, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its core business.

The Company may not be able to develop and introduce new products and adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company works to increase market share and profitability through product innovation and the introduction of new products. The inability to develop new or better products that satisfy customer and consumer preferences for packaging that is more functional and more convenient in a timely manner may impact the Company's competitive position. The Company's future success and competitive position also depends, in part, upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value-added products, particularly those incorporating the Fridge Vendor, IntegraPak, KeelClip, MicroFlex-Q, MicroRite, Opti-Cycle, PaperSeal Slice and PaperSeal Wedge, PaperSeal Shapes, Boardio, Produce Pack, Quilt Wave, Qwik Crisp, Tite-Pak, and Z-Flute technologies. Failure to protect the Company's existing intellectual property rights may result in the loss of valuable technologies or may require the Company to license other companies' intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, rendered unenforceable, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

Legal and Regulatory Risks

The Company is subject to a broad range of foreign, federal, state, and local laws and regulations, including environmental, health and safety, sustainability, data privacy, labor and employment, corruption, tax, supply chain, human rights and healthcare, and costs to comply with such laws and regulations, or any liability or obligation imposed under new laws or regulations, could negatively impact its financial condition and results of operations.

The Company must comply with a wide variety of environmental, health and safety laws and regulations, including those governing GHG emissions and other discharges to air, soil and water and the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, waste disposal, recycling of packaging, extended producer responsibilities, labor and human rights, and the health and safety of employees. These laws and regulations, particularly those that relate to GHG emissions, supply chain due diligence, and reporting on sustainability-related matters, are evolving and expected to become more stringent over time, which could result in significant additional compliance costs (such as the installation or modification of emission control equipment), increased costs of purchased energy or other raw materials, increased transportation costs, restrictions on our operations, or costs associated with air and water emissions. The Company is tracking and taking actions to reduce our GHG and other air and water emissions to decrease the potential future impact of these regulatory matters. However, the Company cannot currently assess the impact that future emission standards, climate control initiatives, regulation changes and enforcement practices will have on the Company's operations and capital expenditure requirements.

Additionally, over the past few years, the number of data privacy laws and regulations has increased and become more complex and stringent in the U.S. and internationally. The improper handling and disclosure of or access to personal data in violation of privacy laws and regulations across multiple countries and U.S. states could cause harm to the Company’s reputation, cause loss of consumer confidence, subject the Company to government enforcement actions, or result in private litigation against the Company. Any of these outcomes could negatively impact the Company’s financial condition and results of operations. Moreover, with no unifying standards for both U.S. and international data privacy laws and regulations, the Company could incur additional compliance cost in order to comply with the large number of data privacy laws and regulations, which could result in a negative impact to the Company’s results of operations.

Financial Risks

The Company's indebtedness may adversely affect its financial condition and its ability to react to changes in its business.

The Company had an aggregate principal amount of $5,209 million of outstanding debt as of December 31, 2024.

Because of the Company's debt level, a portion of its cash flows from operations is dedicated to payments on indebtedness and the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future.

Additionally, the Company's Fifth Amended and Restated Credit Agreement (as amended, the “Current Credit Agreement”) and the indentures governing the 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029 and 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. These restrictions could limit the Company's flexibility to respond to changing market conditions and competitive pressures. The debt obligations and restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

As of December 31, 2024, approximately 36% of the Company’s debt is subject to variable rates of interest and exposes the Company to increased debt service obligations in the event of increased market interest rates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

The Company has cybersecurity incident response policies and procedures for identifying, assessing, and managing material risks arising from cybersecurity incidents, including those arising from third-party service providers. Our cybersecurity program is based on components of the National Institute of Standards and Technology's (“NIST”) Cybersecurity Framework. The Company’s Vice President, Information Security, who has 19 years of experience in information security, including 8 years as a Chief Information Security Officer ("CISO"), and holds a post-graduate degree in a related field of study and is a Certified Information Systems Security Professional ("CISSP"), is primarily responsible for managing and assessing cybersecurity risks.

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

Location	Related Products or Use of Facility
Paperboard Manufacturing Facilities:
Augusta, GA(a)	Bleached paperboard
East Angus, Québec	Recycled paperboard
Kalamazoo, MI	Recycled paperboard
Macon, GA	Unbleached paperboard
Middletown, OH	Recycled paperboard
Texarkana, TX	Bleached paperboard
West Monroe, LA	Unbleached paperboard, Research and Development

Other:
Atlanta, GA(b)	Headquarters, Research and Development, Packaging Machinery and Design
Clemson, SC(b)	Research and Development
Concord, NH(b)	Research and Development, Design Center
Crosby, MN	Packaging Machinery Engineering, Design and Manufacturing
Louisville, CO(b)	Research and Development
Menomonee Falls, WI	Foodservice Rebuild Center
(a) Sold during the second quarter of 2024.
(b) Leased facility.

North American Packaging Facilities:

Carol Stream, IL	Kendallville, IN	New Albany, IN(a)(c)	St.-Hyacinthe, Québec(b)
Centralia, IL	Kenton, OH	Newton, IA	St. Paul, MN
Charlotte, NC(a)	Kingston Springs, TN	North Portland, OR	Staunton, VA
Chicago, IL	Lancaster, TX	Omaha, NE	Stone Mountain, GA(b)
Clarksville, TN	Lawrenceburg, TN	Oroville, CA(b)	Sturgis, MI
Cobourg, Ontario(b)	Lebanon, TN(b)	Pacific, MO	Tijuana, Mexico(b)
Elgin, IL	Lowell, MA(a)	Perry, GA	Tuscaloosa, AL
Elk Grove, IL(b)(c)	Lumberton, NC	Pineville, NC	Valley Forge, PA
Fort Smith, AR(c)	Marietta, GA	Pittston, PA	Vancouver, WA(b)
Gordonsville, TN(b)	Marion, OH	Prosperity, SC	Visalia, CA
Grand Rapids, MI(a)	Memphis, TN(e)	Querétaro, Mexico(b)	Wausau, WI
Gresham, OR(b)	Mississauga, Ontario(b)	Randleman, NC(a)	Wayne, NJ
Groveport, OH(b)	Mitchell, SD	Shelbyville, IL	West Monroe, LA(a)(c)
Hamel, MN	Monroe, LA(b)	Sioux Falls, SD(b)(c)	Winnipeg, Manitoba
Irvine, CA	Monterrey, Mexico(b)	Solon, OH	Winston Salem, NC
Kalamazoo, MI

International Packaging Facilities:

Aachen, Germany	Frankfurt, Germany(b)	Kanfanar, Croatia	Portlaoise, Ireland(b)
Auckland, New Zealand(b)	Gateshead, United Kingdom(b)	Krakow, Poland	Poznan, Poland
Augsburg, Germany	Graz, Austria	Leeds, United Kingdom	Requejada, Spain
Bardon, United Kingdom	Halmstad, Sweden(a)	Lund, Sweden(b)(c)	Rotherham, United Kingdom(b)
Bawen, Indonesia	Hannover, Germany	Magdeburg, Germany(b)	Sneek, Netherlands
Bekasi, Indonesia	Highbridge, United Kingdom(b)	Maliaño, Spain	St. Gallen, Switzerland(b)
Berlin, Germany	Hoogerheide, Netherlands	Masnières, France(b)	Sydney, Australia(b)
Bremen, Germany	Ibadan, Nigeria	Melbourne, Australia(b)	Tabasalu, Estonia
Bristol, United Kingdom(a)(d)	Igualada, Spain	Munich, Germany(b)	Tibro, Sweden
Cambridge, United Kingdom(b)	Ingerois, Finland(b)	Newcastle Upon Tyne, United Kingdom(b)	Winsford, United Kingdom(b)
Cholet, France(b)	Jundiai, Sao Paulo, Brazil	Perth, Australia

(a) Closed facility during 2024 and classified as held-for-sale.
(b) Leased facility.
(c) Multiple facilities in this location.
(d) Multiple facilities in this location, which includes a leased facility and an owned facility.
(e) Sold in the fourth quarter of 2024.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G.(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2024.

Michael P. Doss, 58, is the President and Chief Executive Officer of Graphic Packaging Holding Company. He was elected to the Board of Directors on May 20, 2015. Prior to January 1, 2016, Mr. Doss held the position of President and Chief Operating Officer from May 20, 2015 through December 31, 2015 and Chief Operating Officer from January 1, 2014 until May 19, 2015. Prior to these positions he served as the Executive Vice President, Commercial Operations of Graphic Packaging Holding Company. Prior to this Mr. Doss held the position of Senior Vice President, Consumer Packaging Division. Prior to March 2008, he had served as Senior Vice President, Consumer Products Packaging of Graphic Packaging Corporation since September 2006. From July 2000 until September 2006, he was the Vice President of Operations, Universal Packaging Division. Mr. Doss was Director of Web Systems for the Universal Packaging Division prior to his promotion to Vice President of Operations. Since joining Graphic Packaging International Corporation in 1990, Mr. Doss has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI plants.

Mr. Doss serves on the Board of Directors for the American Forest & Paper Association, the Sustainable Forest Initiative, the Paper Recycling Coalition, the Atlanta Area Council of the Boy Scouts of America, Metro Atlanta Chamber of Commerce, the Woodruff Art Center, American Bird Conservancy and Regal Rexnord Corporation (RRX).

Stephen R. Scherger, 60, is the Executive Vice President and Chief Financial Officer of Graphic Packaging Holding Company. From October 1, 2014 through December 31, 2014, Mr. Scherger was the Senior Vice President – Finance. From April 2012 through September 2014, Mr. Scherger served as Senior Vice President, Consumer Packaging Division. Mr. Scherger joined Graphic Packaging Holding Company in April of 2012 from MeadWestvaco Corporation, where he served as President, Beverage and Consumer Electronics. Mr. Scherger was with MeadWestvaco Corporation from 1986 to 2012 and held positions including Vice President, Corporate Strategy; Vice President and General Manager, Beverage Packaging; Vice President and Chief Financial Officer, Papers Group, Vice President Asia Pacific and Latin America, Beverage Packaging, Chief Financial Officer Beverage Packaging and other executive‐level positions.

Maggie Bidlingmaier, 54, joined Graphic Packaging Holding Company as the Executive Vice President and President, Americas business unit on January 28, 2022. Maggie was most recently President, Performance Solutions for Invista, a subsidiary of Koch Industries, Inc., where she led numerous multimillion-dollar global businesses within the flooring, apparel and airbag fiber segments. Prior to that, she was Vice President, Surfaces at Invista, following a successful career with Avery Dennison in global sales and marketing roles of increasing responsibility.

Michael Farrell, 58, became the Executive Vice President, Mills Division of Graphic Packaging Holding Company in September 2018. Prior to that, he served as the Senior Vice President, Supply Chain from January to September 2018. Prior to January 2018, Mr. Farrell served as Vice President, Recycled Board Mills of Graphic Packaging International, Inc. and its predecessor companies from January 1, 2013; and Senior Manufacturing Manager of Graphic Packaging International, Inc. from October 28, 2009 until December 31, 2012. From December 11, 2008 until October 27, 2009, Mr. Farrell was the Manufacturing Manager of the West Monroe, Louisiana mill and from September 1, 2006 until December 10, 2008 he was the General Manager of the Middletown, Ohio mill.

Elizabeth Spence, 45, is the Executive Vice President, Human Resources. She joined the Company on April 4, 2022. Prior to this she was Vice President and Chief Human Resources Officer at Gypsum Management and Supply, following her role as Vice President of Human Resources at Assurant. Ms. Spence is a seasoned human resources executive, having also spent time at BellSouth/AT&T and The Coca-Cola Company.

Lauren S. Tashma, 58, is the Executive Vice President, General Counsel and Secretary of Graphic Packaging Holding Company. She joined the Company in February 2014. Previously, Ms. Tashma served as Senior Vice President, General Counsel and Secretary of Fortune Brands Home & Security, Inc., where she led the legal, compliance and EHS functions. Prior to that, Ms. Tashma had various roles with Fortune Brands, Inc., including Vice President and Associate General Counsel.

Joseph P. Yost, 57, is the Executive Vice President and President, International of Graphic Packaging Holding Company. Prior to March 31, 2022, he served as Executive Vice President and President, Americas. Prior to January 5, 2017, Mr. Yost served as Senior Vice President, Global Beverage and Europe from September 1, 2015 to January 4, 2017, Senior Vice President, Europe from March 1, 2014 to August 31, 2015 and Senior Vice President, European Chief Integration Officer/Chief Financial Officer from February 2013 until February 2014. From 2009 until February 2013, Mr. Yost was the Senior Vice President, Supply Chain of Graphic Packaging Holding Company. From 2006 to 2009, he served as Vice President, Operations Support – Consumer Packaging for Graphic Packaging International, Inc. Mr. Yost has also served in the following positions: Director, Finance and Centralized Services from 2003 to 2006 with Graphic Packaging International, Inc. and from 2000 to 2003 with Graphic Packaging Corporation; Manager, Operations Planning and Analysis – Consumer Products Division from 1999 to 2000 with Graphic Packaging Corporation; and other management positions from 1997 to 1999 with Fort James Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPHC’s common stock is traded on the New York Stock Exchange under the symbol “GPK.”

On February 11, 2025, there were 869 stockholders of record and approximately 150,000 beneficial holders of GPHC's common stock.

On July 27, 2023, the Company's Board of Directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized January 28, 2019 (the “2019 share repurchase program”) and was completed in May 2024. At December 31, 2024, the Company had $365 million available for additional repurchases under the 2023 share repurchase program.

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and retained earnings.

The following presents the Company's share repurchases for the years ended December 31, 2024, 2023, and 2022:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2024(a)(b)	$200	7,243,734	$27.61
2023	$54	2,389,224	$22.80
2022	$28	1,315,839	$20.91
(a) Including $65 million shares repurchased under the 2019 share repurchase program, which completed that program.
(b) Excluding $2 million of excise taxes incurred in 2024.

During 2024, 2023 and 2022, GPHC paid cash dividends of $122 million, $123 million and $92 million, respectively. Though the decision to distribute cash dividends rests solely with the Board of Directors, the Company presently intends to maintain a quarterly cash dividend, subject to earnings and liquidity considerations.

2024

On August 14, 2024 the Company drew $300 million from the senior secured domestic revolving credit facilities and used the proceeds to redeem its 4.125% Senior Notes due in 2024.

On June 3, 2024, Graphic Packaging International, LLC (“GPIL”), a Delaware limited liability company and a direct subsidiary of Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) to extend the maturity date of certain of its Senior Secured Term Loan Facilities and Senior Secured Revolving Credit Facilities and to amend certain other terms of the agreement including revised debt covenants. However, there were no changes to the maximum Consolidated Total Leverage Ratio and the minimum Consolidated Interest Expense Ratio covenants. Under the terms of the agreement, $1,425 million and €200 million of the Company’s Senior Secured Term Loan Facilities remain outstanding. The Company added $50 million to its Senior Secured Revolving Credit Facilities. $500 million (A-1) of the Senior Secured Term Loan Facilities and all of the Senior Secured Revolving Credit Facility loans continue to bear interest at a floating rate per annum ranging from SOFR plus 1.35% to SOFR plus 2.10%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from April 1, 2026 to June 1, 2029. $425 million (A-2) of the Senior Secured Term Loan Facilities continue to bear interest at a fixed rate per annum equal to 2.67% and mature on their originally scheduled maturity date of January 14, 2028. $250 million (A-3) of the Senior Secured Term Loan Facilities continue to bear interest at a floating rate per annum ranging from SOFR plus 1.60% to SOFR plus 2.35%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and mature on their originally scheduled maturity date of July 22, 2028. $250 million of the Senior Secured Term Loan Facilities continue to bear interest at a floating rate per annum ranging from SOFR plus 1.725% to SOFR plus 2.35%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and mature on their originally scheduled maturity date of June 1, 2029. €200 million of the Senior Secured Term Loan Facilities continues to bear interest at a floating rate per annum ranging from SOFR plus 1.225% to SOFR plus 1.85%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans was extended from April 1, 2026 to June 1, 2029.

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

On March 22, 2024, GPIL entered into an Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement for $250 million of new incremental term loans (the “New Incremental Term Facilities”). The New Incremental Term Facilities consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loans”) and a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loans”). The New Incremental Term Facilities are senior secured term loans and mature on June 1, 2029. The Incremental Term A-5 and A-6 Loans bear interest at a floating rate ranging from SOFR plus 1.725% to SOFR plus 2.35%, determined using a pricing grid based upon GPIL’s Consolidated Leverage Ratio. As long as the Incremental Term A-2, A-3, A-5 and A-6 Loans are outstanding, GPIL will be eligible to receive an annual patronage credit from the participating lender banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan. The Incremental Term A-5 and A-6 Facilities are governed by the same covenants as are set forth in the Fourth Amended and Restated Credit Agreement and are secured by a first priority lien and security interest in certain assets of GPIL.

2023

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

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the common stock of Graphic Packaging Holding Company, the Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones (“DJ”) U.S. Container & Packaging Index. The graph assumes $100 invested on December 31, 2019 in GPHC’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$200
$175
$150
$125
$100
$75
$50
$25
$0
12/19
12/20
12/21
12/22
12/23
12/24
Period Ending
Graphic Packaging Holding Company
S&P 500 Stock Index
Dow Jones U.S. Container & Packaging Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Graphic Packaging Holding Company	$100.00	$103.95	$121.60	$140.89	$158.66	$177.28
S&P 500 Stock Index	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones U.S. Container & Packaging Index	100.00	121.14	134.41	110.49	118.91	136.68

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to assist you in understanding the Company’s past performance, financial condition and prospects. A detailed discussion of the fiscal 2024 year-over-year changes can be found below and a detailed discussion of fiscal 2023 year-over-year changes can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and heath care. We produce packaging solutions at over 100 locations in over 20 countries around the world, serving customers and brands ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, mainly where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its Europe Paperboard Packaging operations.

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

The Company competes with a wide range of packaging companies whose primary raw materials are paperboard, plastic, multi-layer laminates, shrink film, paper, corrugated board, bio-based materials and other packaging materials. While circularity and sustainability are increasingly important to customers purchase decisions, the Company also competes on the basis of product innovation, price, and execution capabilities. Many of the Company’s multi-year supply contracts include terms which provide for the pass through of certain costs including raw materials, energy, labor and other manufacturing costs, with the intention of reducing exposure to the volatility of these costs, many of which are outside of the Company’s control.

The Company is implementing strategies (i) to develop and market innovative, packaging products and applications that benefit from consumer-led sustainability trends; (ii) to expand market share in its current markets and to identify and penetrate new markets; (iii) to capitalize on the Company’s customer relationships, business competencies, and manufacturing facilities; and (iv) to continue to reduce costs and drive productivity through operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control. We cannot predict with any certainty the impact that rising interest rates, a global or regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic or other global health emergency and widespread military and geopolitical conflicts and other social and political unrest or change, including Eastern Europe, Africa and the Middle East, and related sanctions or market disruptions, may have on our business.

Acquisitions and Dispositions

•On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”) to Clearwater Paper Corporation for a total consideration of $711 million.

•During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company decided to close by the end of 2023 and early 2024. Production from these facilities will be consolidated into other existing packaging facilities. Current Assets within the Consolidated Balance Sheet include $15 million relating to multiple packaging facilities that met the held for sale criteria as of December 31, 2024.

•In January 2023, the Company completed the acquisition of Tama Paperboard, LLC (“Tama”), a recycled paperboard manufacturing facility located in Tama, Iowa, from Greif Packaging LLC for approximately $100 million. Tama is included within the Paperboard Manufacturing reportable segment. Subsequently, in the second quarter of 2023, the Company closed this facility.

•During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
In millions	2024	2023	2022
Net Sales	$8,807	$9,428	$9,440
Income from Operations	1,119	1,174	906
Nonoperating Pension and Postretirement Benefit (Expense) Income	(3)	(3)	7
Interest Expense, Net	(230)	(239)	(197)
Income before Income Taxes and Equity Income of Unconsolidated Entity	886	932	716
Income Tax Expense	(229)	(210)	(194)
Income before Equity Income of Unconsolidated Entity	657	722	522
Equity Income of Unconsolidated Entity	1	1	—
Net Income	$658	$723	$522

2024 COMPARED WITH 2023

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended December 31,
		Variances
In millions	2023	Price/ Volume/ Mix	M&A	Foreign Exchange	2024	Decrease	Percent Change
Consolidated	$9,428	$(349)	$(248)	$(24)	$8,807	$(621)	(6.6)%

The Company's Net Sales in 2024 decreased by $621 million or 6.6%, to $8,807 million from $9,428 million for the same period in 2023, due to the Augusta divestiture and reduced open market paperboard volumes and pricing of bleached paperboard, lower packaging volumes, pricing declines, including pass through of lower input costs in Europe, the divestiture of our two packaging facilities in Russia in 2023 ($92 million) and unfavorable foreign currency exchange ($24 million), partially offset by the acquisition of Bell in September 2023 ($118 million). Innovation sales growth was $205 million driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in food, household, and health and beauty markets were partially offset by higher packaging sales in foodservice and beverage markets.

Income from Operations

Income from Operations for 2024 decreased $55 million or 5%, to $1,119 million from $1,174 million for the same period in 2023, primarily due to the Augusta Divestiture and bleached paperboard price and volume declines, weather, power and equipment maintenance issues of $30 million and incremental planned maintenance expense and market downtime, offset by the gain from the Augusta divestiture of $75 million. Excluding those items, the negative impact of lower pricing and lower packaging volumes, non-commodity (primarily labor and benefits) cost inflation and foreign currency exchange, were offset by performance, including cost savings from continuous improvement and other programs, and productivity improvements, including benefits from capital projects, innovation sales growth, favorable commodity deflation (primarily external board and energy, partially offset by secondary fiber and byproducts) and the acquisition of Bell in September 2023. Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023 (refer to “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information), a reduction in accelerated depreciation related to the closures of several packaging and paperboard manufacturing facilities of $36 million, and a reduction in charges related to the discontinuation of the Texarkana swing capacity project (refer to “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information).

Interest Expense, Net

Interest Expense, Net was $230 million and $239 million in 2024 and 2023, respectively. Interest Expense, Net decreased primarily due to an increase in capitalized interest. As of December 31, 2024, approximately 36% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2024 and 2023, the Company recognized Income Tax Expense of $229 million and $210 million, on Income before Income Taxes of $886 million and $932 million, respectively.

The effective tax rate for 2024 is different from the statutory rate primarily due to the write off of non-deductible book goodwill associated with the divestiture of Augusta as well as tax benefits of $16 million related to U.S. federal, state and foreign income tax credits, including purchased tax credits.

The effective tax rate for 2023 was different from the statutory rate primarily due to a decrease in the Company’s valuation allowances in Sweden, Norway and the Netherlands of $22 million, the establishment of a valuation allowance against the net deferred tax assets in Nigeria of $3 million, as well as tax benefits of $22 million related to U.S. federal, state and foreign income tax credits.

Equity Income of Unconsolidated Entity

Equity Income of Unconsolidated Entity was less than $1 million in both 2024 and 2023 and is related to the Company’s equity investment in the Rengo Riverwood Packaging, Ltd. joint venture.

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

Paperboard Manufacturing includes the six North American paperboard manufacturing facilities that produce recycled, unbleached and bleached paperboard, which is primarily consumed internally to produce paperboard consumer packaging for the Americas and Europe Paperboard Packaging segments. Paperboard not consumed internally is sold externally to a small group of paperboard packaging converters. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

The Company allocates certain paperboard manufacturing and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption, which does not meet the criteria of a reportable segment, includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

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

	Year Ended December 31,
In millions	2024	2023	2022
NET SALES:
Americas Paperboard Packaging	$6,101	$6,200	$6,015
Europe Paperboard Packaging	1,893	2,024	1,973
Paperboard Manufacturing	655	1,022	1,290
Corporate/Other/Eliminations(a)	158	182	162
Total	$8,807	$9,428	$9,440

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$1,072	$1,088	$800
Europe Paperboard Packaging(c)(d)(e)	122	127	59
Paperboard Manufacturing(c)(f)(g)	(60)	(23)	45
Corporate and Other(c)	(15)	(18)	2
Total	$1,119	$1,174	$906
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes accelerated depreciation related to exit activities in 2024 and 2023. See “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for further information.
(c) Includes expenses related to business combinations, exit activities and other special items. See “Note 1 - General Information” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for further information
(d) Includes impairment charges related to Russia in 2023 and 2022. See “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for further information.
(e) Includes accelerated depreciation related to exit activities in 2024. See “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for further information.
(f) Includes accelerated depreciation related to exit activities in 2024, 2023, and 2022. See “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for further information.
(g) Includes gain from Augusta Divestiture in 2024. See “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for further information.

2024 COMPARED WITH 2023

Americas Paperboard Packaging

Net Sales decreased due to lower pricing and packaging volumes, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions, and the acquisition of Bell in September 2023. Lower packaging sales in food and household markets were partially offset by higher packaging sales in the foodservice market.

Income from Operations decreased due to lower pricing and packaging volumes, higher levels of planned maintenance and market downtime, weather and power issues and commodity inflation (primarily secondary fiber and byproducts, partially offset by energy, wood and chemicals) and other inflation (primarily labor and benefits). These decreases were partially offset by performance, including cost savings from continuous improvement and other programs, and productivity improvements, including benefits from capital projects, innovation sales growth, and the acquisition of Bell in September 2023. Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information).

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

Income from Operations decreased due to lower pricing and accelerated depreciation and charges related to the closure of packaging facilities (refer to “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data” for additional information), partially offset by higher packaging volumes, commodity deflation, cost savings from continuous improvement and other programs and favorable foreign currency exchange. The commodity deflation was primarily related to external board, which is passed through to our customers, partially offset by other inflation (primarily labor and benefits). Income from Operations was also favorably impacted by a reduction in impairment charges related to the sale of our Russian operations in 2023. Refer to “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information.
Paperboard Manufacturing

Net Sales decreased due to the Augusta divestiture and reduced open market paperboard volumes and pricing of bleached paperboard.

Income from Operations decreased due to bleached paperboard price and volume declines (including due to the Augusta Divestiture), weather and power issues, incremental planned maintenance expense and market downtime and commodity and other inflation (primarily secondary fiber, byproduct and labor and benefits offset by energy and wood). This decrease was offset by the gain from the Augusta divestiture (refer to “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information) and productivity improvements, including benefits from capital projects. Income from Operations was also favorably impacted by reductions in accelerated depreciation related to the closure of Tama (refer to “Note 18 - Exit Activities” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information), and a reduction in charges related to the discontinuation of the Texarkana swing capacity project.

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

Cash Flows

	Years Ended December 31,
In millions	2024	2023
Net Cash Provided by Operating Activities	$840	$1,144
Net Cash Used in Investing Activities	(342)	(1,025)
Net Cash Used in Financing Activities	(489)	(106)

Net cash provided by operating activities in 2024 totaled $840 million, compared to $1,144 million in 2023. The decrease was mainly due to a decrease in income from operations, an increase in payments for income taxes, and higher levels of working capital. Pension contributions in 2024 and 2023 were $12 million and $15 million, respectively.

Net cash used in investing activities in 2024 totaled $342 million, compared to $1,025 million in 2023. The Company had capital spending of $1,203 million ($1,256 million was capitalized of which $1,169 million was for adding capacity and improving process capabilities, $22 million for capital spares and $34 million for manufacturing packaging machinery) and $804 million ($894 million was capitalized) in 2024 and 2023, respectively. The increase in capital spending was driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For more information on the construction of the new recycled paperboard manufacturing facility in Waco, Texas, and continued investments made as part of the integration of acquisitions, see “Note 18 - Exit Activities” in the Notes to the Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.” On May 1, 2024, the Company completed the sale of the Augusta Paperboard Manufacturing Facility to Clearwater Paper Corporation for total cash consideration of $711 million. For further discussion of the Company's Divestiture of the Augusta Paperboard Manufacturing Facility, see “Note 19 - Divestitures” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data". Net cash receipts related to the accounts receivable securitization and sale programs were $152 million and $139 million in 2024 and 2023, respectively. In the prior year the Company completed the acquisition of Tama on January 31, 2023 from Greif Packaging LLC for approximately $100 million. The Company also completed the acquisition of Bell Incorporated, adding three packaging facilities in Sioux Falls, South Dakota and Groveport, Ohio for approximately $262 million on September 8, 2023. For further discussion of the Company's acquired coated recycled paperboard manufacturing facility and packaging facilities, see “Note 4 - Business Combinations” in the Notes to the Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.”

Net cash used in financing activities in 2024 totaled $489 million compared to $106 million in 2023. Current year financing activities included a debt drawing of the new incremental term facilities which consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loan”), a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loan”), an offering of $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2032. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under its senior secured revolving credit facility. The Company also drew $400 million from the senior secured domestic revolving credit facilities and used the proceeds, together with cash on hand, to redeem it's 0.821% Senior Notes due in 2024. The Company also on August 14, 2024 drew $300 million from the senior secured domestic revolving credit facilities and used the proceeds to redeem its 4.125% Senior Notes due in 2024. For further discussion of the Company's newly acquired debt and redemptions, see “Note 5 - Debt” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data.” Other current year activities include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $200 million and payments on debt of $23 million. The Company also paid dividends of $122 million and withheld $25 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. In the prior year the Company made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $54 million, and payments on debt of $26 million. The Company also paid dividends and distributions of $123 million and withheld $22 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

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

In millions	Twelve Months Ended December 31, 2024
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$6,772
Cost of Sales	5,187
Income from Operations	996
Net Income	569
(a) Includes Net Sales to Nonguarantor Subsidiaries of $586 million.

In millions	December 31, 2024
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,610
Noncurrent assets	6,654
Intercompany receivables from Nonguarantors	231
Current liabilities	1,416
Noncurrent liabilities	5,928

Liquidity and Capital Resources

The Company expects its material cash requirements for the next twelve months will be for: capital expenditures, periodic required income tax payments, periodic interest and debt service payments on associated debt (refer to “Note 5 - Debt” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information), lease agreements which have fixed lease payment obligations (refer to “Note 6 - Leases” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information), and minimum purchase commitments (refer to “Note 13 - Commitments” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data” for additional information) along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next twelve months.

Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is not material and is included in Other Expense, Net in the Consolidated Statements of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
In millions	2024	2023
Receivables Sold and Derecognized	$3,572	$3,696
Proceeds Collected on Behalf of Financial Institutions	3,562	3,646
Net Proceeds Received from Financial Institutions	15	28
Deferred Purchase Price at December 31(a)	5	1
Pledged Receivables at December 31	131	150
(a) Included in Other Current Assets on the Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $778 million and $770 million as of December 31, 2024 and 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. As of December 31, 2024 and 2023, the Company sold receivables of $1,104 million and $1,136 million, respectively, related to these arrangements.

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

The activity of the Company's outstanding obligations confirmed as valid under its SFP for the years ended December 31, 2024, and 2023, is as follows:

	Year Ended December 31,
In millions	2024	2023
Confirmed Obligations Outstanding at the Beginning of the Year	$30	$34
Invoices Confirmed During the Year	108	117
Confirmed Invoices Paid During the Year	(108)	(121)
Confirmed Obligations Outstanding at the End of the Year	$30	$30

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company’s Consolidated Balance Sheets were $198 million, $145 million and $55 million as of December 31, 2024, 2023 and 2022, respectively.

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

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At December 31, 2024, the Company was in compliance with such covenant and the ratio was 2.81 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At December 31, 2024, the Company was in compliance with such covenant and the ratio was 7.31 to 1.00.

As of December 31, 2024, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

International Operations

The Company has packaging facilities and one paperboard manufacturing facility in 20 countries outside of the U.S. and sells its products worldwide. For 2024, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 30% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. In addition, at December 31, 2024, approximately 26% of the Company's total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Euro, British pound sterling, Swedish krona, Polish zloty, the Australian dollar, the Canadian dollar, the Mexico peso or the Japanese yen as their functional currencies. The effect of changes in the U.S. dollar exchange rate against these currencies produced a net currency translation adjustment loss of $149 million, which was recorded in Other Comprehensive Income (Loss) for the year ended December 31, 2024. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company pursues a currency hedging program in order to reduce the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The Company pursues a currency hedging program which utilizes derivatives to reduce the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has previously entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program that utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program, the Company has entered into natural gas swap contracts to hedge a portion of its forecasted natural gas usage for 2025. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity consumed. In addition, the Company has used interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A., Quantitative and Qualitative Disclosure About Market Risk.”

Off-Balance Sheet Arrangements

The Company had $30 million of standby letters of credit issued under a separate unsecured facility as of December 31, 2024 as disclosed in “Note 5 - Debt” in the Notes to Consolidated Financial Statements included herein under “Item 8., Financial Statements and Supplementary Data. The Company does not have any other off-balance sheet arrangements.

CRITICAL ACCOUNTING JUDGEMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to future cash flows associated with impairment testing for goodwill and long-lived assets, and deferred income taxes.

Goodwill

The Company evaluates goodwill for potential impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the fair value of a reporting unit may no longer exceed its carrying amount. Potential impairment of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of October 1, 2024, the Company had seven reporting units, five of which had goodwill.

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

As of October 1, 2024, the Company performed a quantitative impairment test. The quantitative analysis involves calculating the fair value of each reporting unit by utilizing a discounted cash flow analysis based on the Company’s business plans, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

The Company performed its annual goodwill impairment tests as of October 1, 2024. The Company concluded that all reporting units with goodwill have a fair value that exceeded their carrying value, and thus goodwill was not impaired. The discount rate used for each reporting unit ranged from 7% to 8%, and we utilized a transaction multiple of 9.0 times to calculate terminal period cash flows. The Europe reporting unit had a fair value that exceeded its respective carrying value by 24%, whereas all other reporting units exceeded by more than 69%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of our respective reporting units, the fair value of each reporting unit would have continued to exceed its carrying amount. The Europe reporting unit had goodwill totaling $500 million. The Company does not believe it is likely that there will be material changes in the assumptions or estimates used to calculate the reporting unit fair values.

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

As of December 31, 2024, the Company has a valuation allowance of $45 million against its net deferred tax assets in certain foreign jurisdictions and against domestic deferred tax assets related to certain federal tax credit carryforwards. As of December 31, 2023, a total valuation allowance of $37 million was recorded.

As of December 31, 2024, the Company has provided for deferred U.S. income taxes attributable to future withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, the Company provided deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. The Company determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary as of December 31, 2024.

The Company has not provided for deferred U.S. income taxes on outside basis differences of approximately $80 million in its other international subsidiaries because of the Company’s intention to indefinitely reinvest its earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability (primarily withholding tax in certain jurisdictions) on the unremitted earnings or any other associated outside basis differences is not practicable because of the complexities associated with the calculation.

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

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company has previously used interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. At December 31, 2024, the Company had no outstanding interest rate swaps.

The table below sets forth interest rate sensitivity information related to the Company’s debt.

	Long-Term Debt Principal Amount by Maturity-Average Interest Rate
	Expected Maturity Date
In millions	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	$—	$504	$300	$875	$650	$900	$3,229	$3,096
Average Interest Rate	—%	1.98%	4.75%	3.10%	3.10%	5.21%
Variable Rate	$14	$23	$35	$285	$1,458	$2	$1,817	$1,798
	SOFR+ Spread	SOFR+ Spread	SOFR+ Spread	SOFR+ Spread	SOFR+ Spread	SOFR+ Spread

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

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all receivables resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these receivables will be adversely affected by changes in exchange rates. At December 31, 2024, multiple foreign currency forward exchange contracts existed, with maturities ranging up to eight months. Those forward currency exchange contracts outstanding at December 31, 2024, when aggregated and measured in U.S. dollars at December 31, 2024 contractual rates, had net notional amounts totaling $116 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

Natural Gas Contracts

The Company has hedged a portion of its expected natural gas usage for 2025. The carrying value and fair value of the natural gas swap contracts is a net asset of $1 million as of December 31, 2024. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Other Comprehensive Loss in Shareholders’ Equity. The resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity consumed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2024	2023	2022
Net Sales	$8,807	$9,428	$9,440
Cost of Sales	6,845	7,311	7,610
Selling, General and Administrative	774	805	774
Other Expense, Net	64	64	19
Business Combinations, Exit Activities and Other Special Items, Net	5	74	131
Income from Operations	1,119	1,174	906
Nonoperating Pension and Postretirement Benefit (Expense) Income	(3)	(3)	7
Interest Expense, Net	(230)	(239)	(197)
Income before Income Taxes and Equity Income of Unconsolidated Entity	886	932	716
Income Tax Expense	(229)	(210)	(194)
Income before Equity Income of Unconsolidated Entity	657	722	522
Equity Income of Unconsolidated Entity	1	1	—
Net Income	$658	$723	$522

Net Income Per Share - Basic	$2.16	$2.35	$1.69
Net Income Per Share - Diluted	$2.16	$2.34	$1.69

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31, 2024
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$658	$—	$658
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	7	—	7
Currency Translation Adjustment	(149)	—	(149)
Total Other Comprehensive Loss, Net of Tax	(142)	—	(142)
Total Comprehensive Income	$516	$—	$516

Year Ended December 31, 2023
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$723	$—	$723
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	3	—	3
Pension and Postretirement Benefit Plans	(4)	—	(4)
Currency Translation Adjustment	65	—	65
Total Other Comprehensive Income, Net of Tax	64	—	64
Total Comprehensive Income	$787	$—	$787

Year Ended December 31, 2022
In millions	Graphic Packaging Holding Company	Noncontrolling Interest	Total
Net Income	$522	$—	$522
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	4	—	4
Pension and Postretirement Benefit Plans	(9)	—	(9)
Currency Translation Adjustment	(148)	(1)	(149)
Total Other Comprehensive Loss, Net of Tax	(153)	(1)	(154)
Total Comprehensive Income (Loss)	$369	$(1)	$368

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share amounts	2024	2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$157	$162
Receivables, Net	759	835
Inventories, Net	1,754	1,754
Other Current Assets	99	94
Assets Held for Sale	15	—
Total Current Assets	2,784	2,845
Property, Plant and Equipment, Net	5,258	4,992
Goodwill	1,993	2,103
Intangible Assets, Net	667	820
Other Assets	442	415
Total Assets	$11,144	$11,175

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$39	$764
Accounts Payable	1,116	1,094
Compensation and Employee Benefits	176	273
Interest Payable	73	63
Other Accrued Liabilities	499	395
Total Current Liabilities	1,903	2,589
Long-Term Debt	5,145	4,609
Deferred Income Tax Liabilities	613	731
Accrued Pension and Postretirement Benefits	94	104
Other Noncurrent Liabilities	376	360

Commitments (Note 13)

SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 1,000,000,000 shares authorized; 300,163,372 and 306,058,815 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	3
Capital in Excess of Par Value	2,054	2,062
Retained Earnings	1,410	1,029
Accumulated Other Comprehensive Loss	(455)	(313)
Total Graphic Packaging Holding Company Shareholders' Equity	3,012	2,781
Noncontrolling Interest	1	1
Total Equity	3,013	2,782
Total Liabilities and Shareholders' Equity	$11,144	$11,175

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2021	307,103,551	$3	$2,046	$66	$(224)	$2	$1,893
Net Income	—	—	—	522	—	—	522
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	4	—	4
Pension and Postretirement Benefit Plans	—	—	—	—	(9)	—	(9)
Currency Translation Adjustment	—	—	—	—	(148)	(1)	(149)
Repurchase of Common Stock	(1,315,839)	—	(8)	(20)	—	—	(28)
Dividends Declared	—	—	—	(99)	—	—	(99)
Recognition of Stock-Based Compensation	—	—	16	—	—	—	16
Issuance of Shares for Stock-Based Awards	1,328,377	—	—	—	—	—	—
Balances at December 31, 2022	307,116,089	$3	$2,054	$469	$(377)	$1	$2,150
Net Income	—	—	—	723	—	—	723
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	3	—	3
Pension and Postretirement Benefit Plans	—	—	—	—	(4)	—	(4)
Currency Translation Adjustment	—	—	—	—	65	—	65
Repurchase of Common Stock	(2,389,224)	—	(14)	(40)	—	—	(54)
Dividends Declared	—	—	—	(123)	—	—	(123)
Recognition of Stock-Based Compensation	—	—	22	—	—	—	22
Issuance of Shares for Stock-Based Awards	1,331,950	—	—	—	—	—	—
Balances at December 31, 2023	306,058,815	$3	$2,062	$1,029	$(313)	$1	$2,782
Net Income	—	—	—	658	—	—	658
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	7	—	7
Currency Translation Adjustment	—	—	—	—	(149)	—	(149)
Repurchase of Common Stock	(7,243,734)	—	(46)	(156)	—	—	(202)
Dividends Declared	—	—	—	(121)	—	—	(121)
Recognition of Stock-Based Compensation	—	—	38	—	—	—	38
Issuance of Shares for Stock-Based Awards	1,348,291	—	—	—	—	—	—
Balances at December 31, 2024	300,163,372	$3	$2,054	$1,410	$(455)	$1	$3,013
The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$658	$723	$522

Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	557	619	553
Amortization of Deferred Debt Issuance Costs	6	6	9
Deferred Income Taxes	(119)	22	131
Amount of Postretirement Expense Less Than Funding	(3)	(5)	(18)
Gain on Disposal of Business	(75)	—	—
Asset Impairment Charges	—	29	96
Share Based Compensation Expense	62	44	34
Other, Net	23	14	(19)
Changes in Operating Assets and Liabilities, Net of Acquisitions (See Note 3)	(269)	(308)	(218)
Net Cash Provided by Operating Activities	840	1,144	1,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(1,169)	(781)	(522)
Packaging Machinery Spending	(34)	(23)	(27)
Acquisition of Businesses, Net of Cash Acquired	—	(361)	—
Proceeds from the Sale of Business	711	—	—
Beneficial Interest on Sold Receivables	250	184	125
Beneficial Interest Obtained in Exchange for Proceeds	(98)	(45)	(6)
Other, Net	(2)	1	(5)
Net Cash Used in Investing Activities	(342)	(1,025)	(435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(200)	(54)	(28)
Payments on Debt	(23)	(26)	(14)
Proceeds from Issuance of Debt	750	—	—
Retirement of Long-Term Debt	(700)	—	(250)
Borrowings under Revolving Credit Facilities	4,584	4,449	3,929
Payments on Revolving Credit Facilities	(4,747)	(4,314)	(4,195)
Debt Issuance Costs	(9)	—	—
Repurchase of Common Stock related to Share-Based Payments	(25)	(22)	(18)
Dividends Paid	(122)	(123)	(92)
Other, Net	3	(16)	2
Net Cash Used in Financing Activities	(489)	(106)	(666)

Increase (Decrease) in cash and cash equivalents, including cash classified within assets held for sale	9	13	(11)
Less: Cash reclassified to Assets Held for Sale	1	—	5
Effect of Exchange Rate Changes on Cash	(15)	(1)	(6)
Net (Decrease) Increase in Cash and Cash Equivalents	(5)	12	(22)
Cash and Cash Equivalents at Beginning of Year	162	150	172
Cash and Cash Equivalents at End of Year	$157	$162	$150

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$160	$141	$118
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$104	$70	$52

Non-cash Financing Activities:
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	$1	$—	$42

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The loss on sale is included in Other Expense, Net in the Consolidated Statements of Operations. The following table summarizes the activity under these programs for the year ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
In millions	2024	2023
Receivables Sold and Derecognized	$3,572	$3,696
Proceeds Collected on Behalf of Financial Institutions	3,562	3,646
Net Proceeds Received from Financial Institutions	15	28
Deferred Purchase Price at December 31(a)	5	1
Pledged Receivables at December 31	131	150
(a) Included in Other Current Assets on the Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $778 million and $770 million as of December 31, 2024 and 2023, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. As of December 31, 2024 and 2023, the Company sold receivables of $1,104 million and $1,136 million, respectively, related to these arrangements.

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

The activity of the Company's outstanding obligations confirmed as valid under its SFP for the years ended December 31, 2024 and 2023, is as follows:

	Year Ended December 31,
In millions	2024	2023
Confirmed Obligations Outstanding at the Beginning of the Year	$30	$34
Invoices Confirmed During the Year	108	117
Confirmed Invoices Paid During the Year	(108)	(121)
Confirmed Obligations Outstanding at the End of the Year	$30	$30

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Consolidated Balance Sheets were $198 million, $145 million, and $55 million as of December 31, 2024, 2023 and 2022, respectively.

Concentration of Credit Risk

The Company’s cash, cash equivalents, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. For the years ended December 31, 2024, 2023, and 2022, no customer accounted for more than 10% of net sales.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company’s cost and related accumulated depreciation applicable to assets retired or sold are removed from the accounts and the gain or loss on disposition is included in income from operations.

Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $34 million, $8 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Depreciation expense, including the depreciation expense of assets under finance leases, for 2024, 2023 and 2022 was $463 million, $528 million and $463 million, respectively.

Intangible Assets

Intangible assets with a determinable life are amortized on a straight-line or accelerated basis over their useful lives. The amortization expense for each intangible asset is recorded in the Consolidated Statements of Operations according to the nature of that asset.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Goodwill is the Company’s only intangible asset not subject to amortization. The following table displays the intangible assets that continue to be subject to amortization and accumulated amortization expense as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$1,470	$(855)	$615	$1,574	$(796)	$778
Non-Compete Agreements	3	(1)	2	3	—	3
Patents, Trademarks, Licenses, Leases and Developed Technology	170	(120)	50	157	(118)	39
Total	$1,643	$(976)	$667	$1,734	$(914)	$820

The Company recorded amortization expense for the years ended December 31, 2024, 2023 and 2022 of $94 million, $91 million and $90 million, respectively. The Company expects amortization expense for the next five consecutive years to be approximately as follows: $57 million, $52 million, $51 million, $49 million, and $48 million.

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

Periodically, the Company may perform a qualitative impairment analysis of goodwill associated with each of its reporting units to determine if it is more likely than not that the carrying value of a reporting unit exceeded its fair value. However, the Company performed a quantitative impairment test as of October 1, 2024, and concluded goodwill was not impaired for any of its reporting units.

The following is a rollforward of goodwill by reportable segment:

In millions	Americas Paperboard Packaging	Europe Paperboard Packaging	Paperboard Manufacturing	Corporate/Other(a)	Total
Balance at December 31, 2022	$980	$481	$506	$12	$1,979
Acquisition of Businesses(b)	42	—	59	—	101
Foreign Currency Effects	6	18	—	(1)	23
Balance at December 31, 2023	$1,028	$499	$565	$11	$2,103
Acquisition of Businesses(b)	(2)	—	—	—	(2)
Disposal of business(c)	—	—	(68)	—	(68)
Foreign Currency Effects	(9)	(30)	—	(1)	(40)
Balance at December 31, 2024	$1,017	$469	$497	$10	$1,993
(a) Includes Australia operating segment.
(b) Represents goodwill and final purchase accounting adjustments recorded for Bell and Tama, respectively.
(c) Relates to the Company's divestiture of its Augusta Paperboard Manufacturing Facility (see "Note 19 - Divestitures").

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Retirement Obligations

Asset retirement obligations are accounted for in accordance with the provisions of the Asset Retirement and Environmental Obligations topic of the FASB Codification. A liability and asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. The Company's asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our paperboard manufacturing facilities. At December 31, 2024 and 2023, the Company had liabilities of $12 million and $14 million, respectively. The liabilities are primarily reflected as Other Noncurrent Liabilities on the Consolidated Balance Sheets.

International Currency

The functional currency of the international subsidiaries is usually the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Any related translation adjustments are recorded directly to a separate component of Shareholders’ Equity, unless there is a sale or substantially complete liquidation of the underlying foreign investments. Gains and losses on foreign currency transactions are included in Other Expense, Net in the Consolidated Statements of Operations, for the period in which the exchange rate changes.

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $8,775 million, $9,383 million and $9,410 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of December 31, 2024 and 2023, contract assets were $24 million and $28 million, respectively. The Company's contract liabilities consist principally of rebates, and as of December 31, 2024 and 2023 were $69 million and $60 million, respectively.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Research and Development

Research and development costs, which relate primarily to the development and design of new packaging machines and products and are recorded as a component of Selling, General and Administrative expenses, are expensed as incurred. Expenses for the years ended December 31, 2024, 2023 and 2022 were $17 million, $16 million, and $14 million, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Consolidated Statements of Operations for the year ended December 31:

In millions	2024	2023	2022
Charges Associated with Business Combinations(a)	$2	$4	$23
Exit Activities(b)	54	47	10
(Gains)/Charges Associated with a Divestiture(c)	(66)	14	96
Other Special Items(d)	15	9	2
Total	$5	$74	$131
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
(c) Includes the sale of the Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”) in 2024 and the sale of the Company's Russian operations in 2023 (see “Note 19 - Divestitures”).
(d) In 2024, these costs include $3 million related to the devaluation of the Nigerian Naira and $10 million related to the change in terms of the 2024 grant of restricted stock units under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”) (see “Note 5 - Stock Incentive Plans”). In 2023, $9 million related to the devaluation of the Nigerian Naira in June 2023.

2024

On May 1, 2024, the Company completed the Augusta Divestiture to Clearwater Paper Corporation for a total consideration of $711 million. The gain associated with this divestiture is included in (Gains)/Charges Associated with Divestitures in the table above. For more information, see “Note 19 - Divestitures”.

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. Production from these facilities will be consolidated into other existing packaging facilities. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”. Current Assets within the Consolidated Balance Sheet include $15 million relating to multiple packaging facilities that met the held for sale criteria as of December 31, 2024.

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

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging network. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During the third quarter of 2023, the Company decided to discontinue its previously announced project in Texarkana to modify an existing paperboard machine to add swing capacity between bleached and unbleached paperboard in order to focus growth investments in the strategic expansion of coated recycled paperboard capacity. Through December 31, 2024, the Company incurred charges of $16 million related to the write-off of assets, which were primarily engineering, permitting, and consulting costs for this project. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 18 - Exit Activities”.

During the third quarter of 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. Through December 31, 2024, the Company incurred charges of $28 million related to the write-off of inventory, dismantling of the recycled paperboard machine and accelerated depreciation for the assets included in Costs of Sales in the Company's Consolidated Statements of Operations.

During 2022, the Company began the process of divesting its interest in its two packaging facilities in Russia (the “Russian Operations”). The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 and each subsequent quarter end through the date of sale. On November 30, 2023, the Company completed the sale of its Russian Operations. Impairment charges associated with this divestiture are included in (Gains)/Charges Associated with a Divestiture in the table above. For more information, see “Note 19 - Divestitures”.

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

Share Repurchases and Dividends

On July 27, 2023, the Company's Board of Directors authorized an additional share repurchase program to allow the Company to purchase up to $500 million of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2023 share repurchase program”). The previous $500 million share repurchase program was authorized on January 28, 2019 (the “2019 share repurchase program”) and was completed in May 2024. At December 31, 2024, the Company had $365 million available for additional repurchases under the 2023 share repurchase program.

Share repurchases are reflected as a reduction of common stock for the par value of the shares, with any excess of share repurchase price over par value allocated between capital in excess of par value and retained earnings.

The following table presents the Company's share repurchases under the 2019 and 2023 share repurchase programs for the years ended December 31, 2024, 2023, and 2022:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price, per Share
2024(a)(b)	$200	7,243,734	$27.61
2023	$54	2,389,224	$22.80
2022	$28	1,315,839	$20.91
(a) Including $65 million shares repurchased under the 2019 share repurchase program, which completed that program.
(b) Excluding $2 million of excise taxes incurred in 2024.

During 2024, 2023 and 2022, GPHC paid cash dividends of $122 million, $123 million and $92 million, respectively. Though the decision to distribute cash dividends rests solely with the Board of Directors, the Company presently intends to maintain a quarterly cash dividend, subject to earnings and liquidity considerations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted this standard resulting in enhanced disclosures (see "Note 15 - Business Segments and Geographic Area Information"), with no material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this ASU on its disclosures.

NOTE 2 — SUPPLEMENTAL BALANCE SHEET DATA

The following tables provide disclosure related to the components of certain line items included on the Consolidated Balance Sheets.

Receivables, Net:

In millions	2024	2023
Trade	$638	$739
Less: Allowance	(17)	(23)
	621	716
Other	138	119
Total	$759	$835

Inventories, Net by major class:

In millions	2024	2023
Finished Goods	$552	$602
Work in Progress	209	201
Raw Materials	724	684
Supplies	269	267
Total	$1,754	$1,754

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Property, Plant and Equipment, Net:

In millions	2024	2023
Land and Improvements	$188	$195
Buildings(a)	1,068	1,122
Machinery and Equipment(b)	7,246	7,686
Construction-in-Progress	1,428	657
	9,930	9,660
Less: Accumulated Depreciation(a)(b)	(4,672)	(4,668)
Total	$5,258	$4,992
(a) Includes gross assets under finance lease of $142 million and related accumulated depreciation of $36 million as of December 31, 2024, and gross assets under finance lease of $146 million and related accumulated depreciation of $31 million as of December 31, 2023.
(b) Includes gross assets under finance lease of $40 million and related accumulated depreciation of $21 million as of December 31, 2024, and gross assets under finance lease of $51 million and related accumulated depreciation of $21 million as of December 31, 2023.

Other Accrued Liabilities:

In millions	2024	2023
Accrued Payables(a)	$164	$61
Operating Lease Liabilities, current portion	63	62
Accrued Customer Rebates	52	48
Other Accrued Taxes	43	49
Deferred Revenue	35	30
Dividends Payable	30	31
Accrued Severance	22	6
Income Tax Payable	15	15
Unfavorable Supply Agreement	1	2
Fair Value of Derivatives, current portion	—	13
Other(b)	74	78
Total	$499	$395
(a) Accrued payables include a $96 million tax credit payable in 2025.
(b) Other accrued expenses include several types of expenses such as accrued bonus, external outside services and production costs.

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow (Used In) Provided by Operations Due to Changes in Operating Assets and Liabilities, net of acquisitions:

In millions	2024	2023	2022
Receivables, Net	$(152)	$(39)	$(184)
Inventories, Net	(124)	(117)	(268)
Other Current Assets	(14)	(15)	2
Other Assets	(9)	(19)	(1)
Accounts Payable	(25)	(140)	132
Compensation and Employee Benefits	(87)	(25)	87
Income Taxes	1	7	(2)
Interest Payable	10	12	16
Other Accrued Liabilities	122	(22)	(11)
Other Noncurrent Liabilities	9	50	11
Total	$(269)	$(308)	$(218)

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2024	2023	2022
Interest	$215	$221	$176
Income Taxes	281	157	43

NOTE 4 — BUSINESS COMBINATIONS

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 5 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	2024	2023
Short Term Borrowings(a)	$18	$18
Current Portion of Finance Leases	7	7
Current Portion of Long-Term Debt(b)	14	739
Total Short-Term Debt and Current Portion of Long-Term Debt	$39	$764
(a) Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2024 and 2023 was 6.5%.
(b) The December 31, 2023 balance includes the 0.821% Senior Notes redeemed April 2024 and the 4.125% Senior Notes redeemed August 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Long-Term Debt is comprised of the following:

In millions	2024	2023
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.82%, payable in 2024(a)	$—	$400
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.13%, payable in 2024(b)	—	300
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.77%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.65%, payable in 2029(a)	300	321
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.78%, payable in 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375%, effective rate of 6.45%, payable in 2032(a)	500	—
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.71%, payable in 2026(a)	104	106
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (6.44% at December 31, 2024), effective rate of 6.46%, payable in 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly payable at floating rates (6.40% at December 31, 2024), effective rate of 6.42%, payable in 2029(a)	50	—
Senior Secured Term Loan A-6 Facility with interest payable monthly payable at floating rates (6.40% at December 31, 2024), effective rate of 6.42%, payable in 2029(a)	200	—
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (6.15% at December 31, 2024) payable through 2029(a)	497	508
Senior Secured Term Loan Facility (€200 million) with interest payable at various dates at floating rates (4.35% at December 31, 2024) payable through 2029(a)	207	227
Senior Secured Revolving Credit Facilities with interest payable at floating rates (5.96% at December 31, 2024) payable in 2029(a)(c)	610	774
Finance Leases	145	161
Other	3	6
Total Long-Term Debt Including Current Portion	5,191	5,378
Less: Current Portion	21	746
Total Long-Term Debt Excluding Current Portion	5,170	4,632
Less: Unamortized Deferred Debt Issuance Costs	25	23
Total Long-Term Debt	$5,145	$4,609
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“GPIP”) and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 6.65% and 6.61% as of December 31, 2024 and 2023, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2024

On August 14, 2024, the Company drew $300 million from the senior secured domestic revolving credit facilities and used the proceeds to redeem its 4.125% Senior Notes due in 2024.

On June 3, 2024, Graphic Packaging International, LLC (“GPIL”), a Delaware limited liability company and a direct subsidiary of Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) to extend the maturity date of certain of its Senior Secured Term Loan Facilities and Senior Secured Revolving Credit Facilities and to amend certain other terms of the agreement including revised debt covenants. However, there were no changes to the maximum Consolidated Total Leverage Ratio and the minimum Consolidated Interest Expense Ratio covenants. Under the terms of the agreement, $1,425 million and €200 million of the Company’s Senior Secured Term Loan Facilities remain outstanding. The Company added $50 million to its Senior Secured Revolving Credit Facilities. $500 million (A-1) of the Senior Secured Term Loan Facilities and all of the Senior Secured Revolving Credit Facility loans continue to bear interest at a floating rate per annum ranging from SOFR plus 1.35% to SOFR plus 2.10%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from April 1, 2026 to June 1, 2029. $425 million (A-2) of the Senior Secured Term Loan Facilities continue to bear interest at a fixed rate per annum equal to 2.67% and mature on their originally scheduled maturity date of January 14, 2028. $250 million (A-3) of the Senior Secured Term Loan Facilities continue to bear interest at a floating rate per annum ranging from SOFR plus 1.60% to SOFR plus 2.35%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and mature on their originally scheduled maturity date of July 22, 2028. $250 million of the Senior Secured Term Loan Facilities continue to bear interest at a floating rate per annum ranging from SOFR plus 1.725% to SOFR plus 2.35%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and mature on their originally scheduled maturity date of June 1, 2029. €200 million of the Senior Secured Term Loan Facilities continues to bear interest at a floating rate per annum ranging from SOFR plus 1.225% to SOFR plus 1.85%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans was extended from April 1, 2026 to June 1, 2029.

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

On March 22, 2024, GPIL entered into an Incremental Facility Amendment to the Fourth Amended and Restated Credit Agreement for $250 million of new incremental term loans (the “New Incremental Term Facilities”). The New Incremental Term Facilities consist of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loans”) and a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loans”). The New Incremental Term Facilities are senior secured term loans and mature on June 1, 2029. The Incremental Term A-5 and A-6 Loans bear interest at a floating rate ranging from SOFR plus 1.725% to SOFR plus 2.35%, determined using a pricing grid based upon GPIL’s Consolidated Leverage Ratio. As long as the Incremental Term A-2, A-3, A-5 and A-6 Loans are outstanding, GPIL will be eligible to receive an annual patronage credit from the participating lender banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan. The Incremental Term A-5 and A-6 Facilities are governed by the same covenants as are set forth in the Fourth Amended and Restated Credit Agreement and are secured by a first priority lien and security interest in certain assets of GPIL.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following describes the Company's senior secured term loans and revolving credit facilities within the Fifth Amended and Restated Credit Agreement (a):
Facility	Commitment at 12/31/24	Provision	Expiration
Domestic Revolving Credit Facility	$1,900 million	Extended Maturity from April 1, 2026 to June 1, 2029. Increased by $50 million.	June 2029
European Revolving Credit Facility	€170 million	Extended Maturity from April 1, 2026 to June 1, 2029.	June 2029
Japanese Revolving Credit Facility	¥1,650 million	Extended Maturity from April 1, 2026 to June 1, 2029.	June 2029
Term Loan A-1	$496.9 million	Extended Maturity from April 1, 2026 to June 1, 2029.	June 2029
Incremental EURO Term Facility	€200 million	Extended Maturity from April 1, 2026 to June 1, 2029. Increased by €0.5 million.	June 2029
Term Loan A-2	$425 million	No Change	January 2028
Term Loan A-3	$250 million	No Change	July 2028
Term Loan A-5	$50 million	No Change	June 2029
Term Loan A-6	$200 million	No Change	June 2029
(a) The Company's obligations under the Fifth Amended and Restated Credit Agreement (the “Current Credit Agreement”) are secured by substantially all of the Company's domestic assets.

At December 31, 2024, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,900	$610	$1,288
Senior Secured International Revolving Credit Facilities	186	—	186
Other International Facilities	49	21	28
Total	$2,135	$631	$1,502
(a) In accordance with its debt agreements, the Company's availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of December 31, 2024, which expire at various dates through 2025 unless extended. The Company also had $30 million of standby letters of credit issued under a separate unsecured facility as of December 31, 2024, which do not have any impact on the Company's availability under it's revolving credit facilities. The standby letters of credit are primarily related to the Company's workers' compensation programs and project development activities.

Long-Term Debt maturities (excluding finance leases) are as follows:

In millions
2025	$14
2026	527
2027	335
2028	1,160
2029	2,108
After 2029	902
Total	$5,046

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Covenant Agreements

The Covenants in the Current Credit Agreement and the indentures governing the 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the “Indentures”), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of December 31, 2024, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 6 — LEASES

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

The components of lease costs are as follows:

	Year Ended December 31,
In millions	2024	2023
Finance lease costs:
Amortization of right-of-use asset	$8	$14
Interest on lease liabilities	8	9
Operating lease costs	78	86
Short-term lease costs	39	29
Variable lease costs	23	14
Total lease costs, net	$156	$152

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
In millions	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74	$84
Operating cash flows from finance leases	8	9
Financing cash flows from finance leases	7	9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	104	70
Finance leases	1	—

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Supplemental balance sheet information related to leases was as follows:

		December 31,
In millions, except lease term and discount rate	Balance Sheet Classification	2024	2023
Operating Leases:
Operating lease right-of-use asset	Other Assets	$256	$228
Current operating lease liabilities	Other Accrued Liabilities	$63	$62
Noncurrent operating lease liabilities	Other Noncurrent Liabilities	209	189
Total operating lease liabilities		$272	$251

Finance Leases:
Property, Plant and Equipment		$182	$197
Accumulated depreciation		(57)	(52)
Property, Plant and Equipment, net		$125	$145
Current finance lease liabilities	Short-Term Debt and Current Portion of Long-Term Debt	$7	$7
Noncurrent finance lease liabilities	Long-Term Debt	138	154
Total finance lease liabilities		$145	$161

Weighted Average Remaining Lease Term (Years):
Operating leases		7	6
Finance leases		15	16

Weighted Average Discount Rate:
Operating leases		4.60%	4.10%
Finance leases		5.28%	5.17%

Maturities of lease liabilities are as follows:

In millions
Year ending December 31,	Operating Leases	Finance Leases
2025	$73	$15
2026	58	14
2027	46	14
2028	33	15
2029	23	15
Thereafter	85	142
Total lease payments	$318	$215
Less imputed interest	(46)	(70)
Total	$272	$145

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 7 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of December 31, 2024, there were 11.1 million shares remaining available to be granted under the 2024 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2024 and 2014 Plans and related RSU grant agreements, RSUs granted to employees generally vest and become payable in one to three years from the date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets that must be met for the RSUs to vest, and a relative total shareholder return modifier. The 2022 and 2023 award agreements contain vesting provisions that allow retiring employees to vest on a daily pro-rata basis from the date of grant through their retirement date. In the 2024 grant agreements, the vesting provisions were changed to allow retiring employees to vest in full upon an eligible retirement. This change required the Company to accelerate the recognition of the compensation expense for the 2024 grants for active retirement-eligible employees. Retirement eligibility is dependent upon meeting certain age and/or years of service and notice requirements.

RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. Stock awards issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and Stock Awards granted in the years ended December 31 is as follows:

	2024	2023	2022
RSUs - Employees and Non-Employee Directors	1,581,341	1,780,345	1,943,769
Weighted-average grant date fair value	$24.67	$23.74	$20.19
Stock Awards - Board of Directors	23,540	25,588	34,160
Weighted-average grant date fair value	$27.19	$25.01	$20.49

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of the changes in the number of unvested RSUs from December 31, 2021 to December 31, 2024 is presented below:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	4,929,861	$14.47
Granted(a)	1,943,769	20.19
Released	(2,180,435)	12.34
Forfeited	(193,145)	17.59
Performance adjustment(b)	324,814	12.52
Outstanding - December 31, 2022	4,824,864	$17.48
Granted(a)	1,780,345	23.74
Released	(2,313,891)	15.62
Forfeited	(102,583)	20.21
Performance adjustment(b)	753,702	15.59
Outstanding - December 31, 2023	4,942,437	$20.20
Granted(a)	1,581,341	24.67
Released	(2,312,785)	16.08
Forfeited	(279,181)	21.36
Performance adjustment(b)	865,788	15.59
Outstanding - December 31, 2024	4,797,600	$22.31
(a) Grant activity for all performance-based RSUs is disclosed at target.
(b) Reflects the number of RSUs paid out above target levels based on actual performance measured at the end of the performance period.

The initial value of the service-based RSUs is generally based on the closing market value of GPHC’s common stock on the date of grant, discounted to reflect that the RSUs do not accrue dividends during the vesting period. The 2024 performance-based RSU grants were valued using a Monte Carlo simulation as the total shareholder return contains a market condition. RSUs are recorded in Shareholders' Equity. The unrecognized expense at December 31, 2024 is approximately $37 million and is expected to be recognized over a weighted average period of 2 years.

The value of stock awards granted to the Company's directors as compensation are based on the market value of GPHC’s common stock on the date of grant. These awards are unrestricted on the date of grant.

During 2024, 2023, and 2022, $52 million, $44 million and $34 million, respectively, were charged to compensation expense for stock incentive plans and such amounts are included in Selling, General and Administrative expenses in the Consolidated Statements of Operations. In addition, during 2024 $10 million was charged to compensation expense for the incremental expense related to the change of vesting provisions in the 2024 grants and included in Business Combinations, Exit Activities and Other Special Items, Net in the Consolidated Statements of Operations.

During 2024, 2023, and 2022, RSUs with an aggregate fair value of $61 million, $54 million and $44 million, respectively, vested and were paid out. The RSUs vested and paid out in 2024 were granted primarily during 2021.

NOTE 8 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
In millions	2024	2023	2022	2024	2023	2022
Components of Net Periodic Cost:
Service Cost	$6	$9	$14	$—	$—	$—
Interest Cost	22	22	12	1	2	1
Expected Return on Plan Assets	(22)	(23)	(21)	—	—	—
Amortization:
Amortization of Actuarial Loss (Gain)	4	5	3	(2)	(3)	(2)
Net Curtailment Loss	1	—	—	—	—	—
Net Periodic Cost (Benefit)	$11	$13	$8	$(1)	$(1)	$(1)

Certain assumptions used in determining the pension and postretirement expenses were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Weighted Average Assumptions:
Discount Rate	4.69%	4.86%	2.46%	4.96%	5.12%	2.92%
Rate of Increase in Future Compensation Levels	2.90%	3.16%	1.80%	—%	—	—
Expected Long-Term Rate of Return on Plan Assets	5.93%	5.59%	3.86%	—%	—	—
Initial Health Care Cost Trend Rate	—	—	—	8.50%	7.25%	6.15%
Ultimate Health Care Cost Trend Rate	—	—	—	4.45%	4.50%	4.50%
Ultimate Year	—	—	—	2033	2032	2031

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Funded Status

The following table sets forth the funded status of the Company’s pension and postretirement plans as of December 31:

	Pension Benefits		Postretirement Benefits
In millions	2024	2023	2024	2023
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$494	$471	$26	$26
Service Cost	6	9	—	—
Interest Cost	22	22	1	2
Net Actuarial Loss (Gain)	(24)	10	(2)	—
Foreign Currency Exchange	(8)	10	—	—
Curtailment Loss	1	—	—	—
Benefits Paid	(29)	(28)	(1)	(2)
Acquisition	1	—	—	—
Other	1	—	—	—
Benefit Obligation at End of Year	$464	$494	$24	$26

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$427	$397	$—	$—
Actual Return on Plan Assets	(4)	34	—	—
Employer Contributions	12	14	1	2
Foreign Currency Exchange	(6)	10	—	—
Benefits Paid	(29)	(28)	(1)	(2)
Acquisition	1	—	—	—
Other	(1)	—	—	—
Fair Value of Plan Assets at End of Year	$400	$427	$—	$—
Plan Assets Less than Projected Benefit Obligation	$(64)	$(67)	$(24)	$(26)

Amounts Recognized on the Consolidated Balance Sheets Consist of:
Pension Assets	$13	$18	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	$(4)	$(4)	$(3)	$(3)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	$(73)	$(81)	$(21)	$(23)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$81	$83	$(1)	$—
Prior Service Cost (Credit)	$3	$4	$(19)	$(19)
Weighted Average Calculations:
Discount Rate	5.33%	4.69%	5.55%	4.96%
Rates of Increase in Future Compensation Levels	3.02%	2.90%	—	—
Initial Health Care Cost Trend Rate	—	—	9.35%	8.50%
Ultimate Health Care Cost Trend Rate	—	—	4.50%	4.45%
Ultimate Year	—	—	2034	2033

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2024, the net actuarial loss in accumulated other comprehensive loss was $81 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under the Compensation — Retirement Benefits topic of the FASB Codification. For the largest plan, the actuarial loss is amortized over the average remaining service period of employees expected to receive benefits.

The discount rate used to determine the present value of future pension obligations at December 31, 2024 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the spot yield curve rate thereby generating the overall discount rate for the Company’s pension obligations. The weighted average discount rate used to determine the pension obligations was 5.33% and 4.69% in 2024 and 2023, respectively.

The pension net actuarial gain of $24 million was primarily due to changes in the discount rate. The weighted average discount rate at December 31, 2024 was 5.33% compared to 4.69% at December 31, 2023.

Accumulated Benefit Obligation

The accumulated benefit obligation, (“ABO”), for all defined benefit pension plans was $462 million and $491 million at December 31, 2024 and 2023, respectively. The projected benefit obligation (“PBO”) and fair value of plan assets where the PBO exceeded plan assets were $312 million and $323 million at December 31, 2024 and 2023, respectively. The ABO and fair value of plan assets where the ABO exceeded plan assets were $310 million and $319 million at December 31, 2024 and 2023, respectively.

Employer Contributions

The Company made $12 million and $15 million of contributions to its pension plans during 2024 and 2023, respectively. The Company expects to make contributions in the range of $10 million to $15 million in 2025.

The Company also made postretirement health care benefit payments of $1 million and $2 million during 2024 and 2023, respectively. For 2025, the Company expects to make approximately $2 million of contributions to its postretirement health care plans.

Pension Assets

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: cash, equity securities, fixed income securities, real estate and diversified growth funds. At December 31, 2024 and 2023, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The Company implemented a de-risking or liability driven investment strategy for its North America. and U.K. pension plans. This strategy moved assets from return seeking (equities) to investments that mirror the underlying benefit obligations (fixed income).

The weighted average allocation of plan assets and the target allocation by asset category is as follows:

	Target	2024	2023
Cash	1%	—%	2%
Equity Securities	18	27	25
Fixed Income Securities	77	68	65
Other Investments	4	5	8
Total	100%	100%	100%

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

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2024(b)
Asset Category:
Cash	$(1)	$3	$(7)	$—	$3
Equity Securities:
Domestic	102	3	1	—	98
Foreign	5	5	—	—	—
Fixed Income Securities	271	96	175	—	—
Other Investments:
Diversified growth fund(a)	15	—	3	12	—
Insurance Contracts	8	—	—	8	—
Total	$400	$107	$172	$20	$101

		Fair Value Measurements at December 31, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value at December 31, 2023(b)
Asset Category:
Cash	$7	$2	$2	$—	$3
Equity Securities:
Domestic	101	3	1	—	97
Foreign	6	6	—	—	—
Fixed Income Securities	281	21	259	1	—
Other Investments:
Diversified growth fund(a)	23	—	15	8	—
Insurance Contracts	9	—	—	9	—
Total	$427	$32	$277	$18	$100
(a) The fund invests in a combination of traditional investments (equities, bonds, and foreign exchange), seeking to achieve returns through active asset allocation over a three to five-year horizon.
(b) Investments that are measured at net asset value (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of fair value measurements of plan assets using significant unobservable inputs (Level 3) is as follows:

In millions	2024	2023
Balance at January 1,	$18	$33
Transfers In (Out), Net	2	(17)
Foreign Currency Exchange	—	2
Balance at December 31,	$20	$18

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement health care benefit payments through the year 2034:

In millions	Pension Plans	Postretirement Health Care Benefits
2025	$30	$2
2026	32	2
2027	33	2
2028	34	2
2029	34	2
2030— 2034	178	9

Multi-Employer Plans

Certain of the Company’s employees participate in multi-employer plans that provide both pension and other postretirement health care benefits to employees under union-employer organization agreements.

Estimated liabilities have been established related to the partial or complete withdrawal from certain multi-employment benefit plans for facilities that have been closed. At December 31, 2024 and December 31, 2023, the Company has withdrawal liabilities of $16 million and $17 million, respectively, related to these plans, which is recorded as Compensation and Employee Benefits and Other Noncurrent Liabilities on the Consolidated Balance Sheets, which represents the Company's best estimate of the expected withdrawal liability.

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for certain eligible employees. The Company’s contributions to the plans are based upon employee contributions, a percentage of eligible compensation, and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2024, 2023 and 2022 were $93 million, $87 million and $73 million, respectively.

NOTE 9 — INCOME TAXES

The U.S. and international components of Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2024	2023	2022
U.S.	$790	$852	$683
International	96	80	33
Income before Income Taxes and Equity Income of Unconsolidated Entity	$886	$932	$716

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The provisions for Income Tax (Expense) Benefit on Income before Income Taxes and Equity Income of Unconsolidated Entity consisted of the following:

	Year Ended December 31,
In millions	2024	2023	2022
Current Expense:
U.S.	$(306)	$(150)	$(25)
International	(42)	(38)	(38)
Total Current	$(348)	$(188)	$(63)

Deferred (Expense) Benefit:
U.S.	$106	$(49)	$(137)
International	13	27	6
Total Deferred	119	(22)	(131)
Income Tax Expense	$(229)	$(210)	$(194)

A reconciliation of Income Tax Expense on Income before Income Taxes and Equity Income of Unconsolidated Entity at the federal statutory rate of 21.0% compared with the Company’s actual Income Tax (Expense) Benefit is as follows:

	Year Ended December 31,
In millions	2024	Percent	2023	Percent	2022	Percent
Income Tax Expense at U.S. Statutory Rate	$(186)	21.0%	$(196)	21.0%	$(150)	21.0%
U.S. State and Local Tax Expense	(38)	4.2	(34)	3.6	(29)	4.1
Permanent Items	3	(0.3)	2	(0.3)	2	(0.3)
Provision to Return Adjustments	2	(0.2)	(3)	0.3	4	(0.5)
Change in Valuation Allowance	(10)	1.1	19	(2.1)	(21)	2.9
Foreign Exchange Impacts	7	(0.8)	(7)	0.8	22	(3.1)
International Tax Rate Differences	(3)	0.3	(4)	0.5	(6)	0.8
U.S. Federal & State Tax Credits	16	(1.8)	22	(2.3)	9	(1.3)
Russia Impairment	—	—	(3)	0.3	(20)	2.8
Tax Effects Released from OCI	—	—	—	—	(10)	1.4
Goodwill Related to Dispositions	(14)	1.6	—	—	—	—
Other	(6)	0.7	(6)	0.7	5	(0.6)
Income Tax Expense	$(229)	25.8%	$(210)	22.5%	$(194)	27.2%

The effective tax rate for 2024 is different from the statutory rate primarily due to the write off of non-deductible book goodwill associated with the divestiture of Augusta as well as tax benefits of $16 million related to U.S. federal, state and foreign income tax credits, including purchased tax credits.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 were as follows:

In millions	2024	2023
Deferred Income Tax Assets:
Compensation Based Accruals	$18	$34
Net Operating Loss Carryforwards	67	74
Postretirement Benefits	23	24
Tax Credits	8	8
Capitalized Research & Development Costs	89	64
Other	84	89
Valuation Allowance	(45)	(37)
Total Deferred Income Tax Assets	$244	$256

Deferred Income Tax Liabilities:
Property, Plant and Equipment	$(568)	$(672)
Goodwill & Other Intangibles	(241)	(263)
Other	(3)	(3)
Net Noncurrent Deferred Income Tax Liabilities	(812)	(938)
Net Deferred Income Tax Liability	$(568)	$(682)

The Company has evaluated the need to maintain a valuation allowance for deferred tax assets based on its assessment of whether it is more likely than not that deferred tax assets will be realized through the generation of future taxable income. Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The Company reviewed its deferred income tax assets as of December 31, 2024 and 2023, respectively, and determined that it is more likely than not that a portion will not be realized. A valuation allowance of $45 million and $37 million as of December 31, 2024 and 2023, respectively, is maintained on the deferred income tax assets for which the Company has determined that realization is not more likely than not. Of the total valuation allowance at December 31, 2024, $42 million relates to net deferred tax assets in various foreign jurisdictions and $3 million relates to credit carryforwards in certain U.S. states as well as U.S. foreign tax credit carryforwards. The need for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. As of December 31, 2024, the Company concluded that due to cumulative pretax losses and the lack of sufficient future taxable income of the appropriate character, realization is not more likely than not on the net deferred income tax assets related to the Company’s operations in Australia as well as certain operations in Germany, Nigeria and Sweden.

The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years ended December 31, 2024, 2023, and 2022, respectively:

In millions		Additions		Deductions
December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Credited to Costs and Expenses	Credited to Other Accounts	Balance at End of Period
2024	$37	$12	$—	$(2)	$(2)	$45
2023	57	6	1	(25)	(2)	37
2022	38	29	1	(8)	(3)	57

The Company's U.S. state net operating loss carryforwards total $41 million and expire in various years through 2041. International net operating loss carryforward amounts total $66 million, of which substantially all have no expiration date.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Tax Credit carryforwards total $8 million which expire in various years through 2042.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2024	2023	2022
Balance at January 1,	$34	$26	$24
Additions for Tax Positions of Current Year	1	2	2
Additions for Tax Positions of Prior Years	1	8	1
Reductions for Tax Positions of Prior Years	(4)	(2)	(1)
Balance at December 31,	$32	$34	$26

At December 31, 2024, $32 million of the total gross unrecognized tax benefits, if recognized, would affect the annual effective income tax rate. As of December 31, 2024, none of the total gross unrecognized tax benefits recorded are related to indefinite lived deferred tax assets and did not have an impact on total tax expense.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in Income Tax Expense. The Company had an immaterial accrual for the payment of interest and penalties at December 31, 2024.

The Company anticipates that an immaterial portion of the total unrecognized tax benefits at December 31, 2024 could change within the next twelve months.

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

As of December 31, 2024, the Company has provided for deferred income taxes attributable to future foreign withholding tax expense related to the Company's equity investment in the joint venture, Rengo Riverwood Packaging, Ltd. In addition, Company provides deferred income taxes for future Canadian withholding tax to the extent of excess cash available for distribution after consideration of working capital needs and other debt settlement of its Canadian subsidiary, Graphic Packaging International Canada, ULC. The Company continues to assert that it is permanently reinvested in the cumulative earnings of its Canadian subsidiary in excess of the amount of cash that is on hand and available for distribution after consideration of working capital needs and other debt settlement. The Company determined that no deferred tax liability should be recorded related to the outside basis difference of its Canadian subsidiary as of December 31, 2024.

The Company has not provided for deferred U.S. income taxes on approximately $80 million of its undistributed earnings in other international subsidiaries because of the Company’s intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability (primarily withholding tax in certain jurisdictions) on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

The Company has elected to recognize global intangible low-taxed income (“GILTI”) as period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

NOTE 10 — FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company has used interest rate swaps, natural gas swap contracts and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure and presented in the same line of the income statement expected for the hedged item.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Interest Rate Risk

The Company has previously used interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. Changes in fair value are subsequently reclassified into earnings as a component of Interest Expense, Net in the Consolidated Statements of Operations as interest is incurred on amounts outstanding under the term loan facilities.

As of December 31, 2023, the Company had interest rate swap positions with a notional value of $750 million which matured in April 2024. As of December 31, 2024, the Company had no outstanding interest rate swaps.

During 2024 and 2023, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. On May 1, 2024, the Company completed the Augusta divestiture. The allocation of natural gas swap contracts identified for Augusta were dedesignated and treated as a derivative not designated as hedges on a go-forward basis until the contracts' expired in 2024. Charges or gains associated with these dedesignated hedges have been recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Consolidated Statements of Operations. The Company has hedged approximately 52% of its expected natural gas usage for 2025. For more information, see “Note 19 - Divestitures”.

During 2024 and 2023, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At December 31, 2024 and 2023, multiple foreign currency forward exchange contracts existed, with maturities ranging up to eight months. Those foreign currency exchange contracts outstanding at December 31, 2024 and 2023, when aggregated and measured in U.S. dollars at contractual rates at December 31, 2024 and 2023, respectively, had net notional amounts totaling $116 million and $131 million. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net in the Consolidated Statements of Operations and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Foreign Currency Movement Effect

For the year ended December 31, 2024, 2023 and 2022 net currency exchange losses included in determining Income from Operations were $5 million, $6 million, and $3 million, respectively.

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

Fair Value of Financial Instruments

As of December 31, 2024 and 2023, there has not been any significant impact to the fair value of the Company's derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company's derivative assets based on evaluation of the Company's counterparties' credit risks. As of December 31, 2024, the Company had commodity contract derivative assets, which were included in Other Current Assets on the Consolidated Balance Sheets of $1 million. As of December 31, 2023, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Consolidated Balance Sheets of $7 million.

The fair values of the Company’s other financial assets and liabilities at December 31, 2024 and 2023 approximately equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $4,894 million and $5,039 million, as compared to the carrying amounts of $5,046 million and $5,217 million as of December 31, 2024 and 2023, respectively. The fair value of the Company's Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Consolidated Statements of Operations for the year ended December 31, 2024 and 2023 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss			Location in Statement of Operations	Amount of Loss (Gain) Recognized in Statement of Operations
	Year Ended December 31,				Year Ended December 31,
In millions	2024	2023	2022		2024	2023	2022
Commodity Contracts	$4	$32	$2	Cost of Sales	$14	$35	$(12)
Interest Rate Swap Agreements	—	(4)	—	Interest Expense, Net	(1)	(3)	—
Total	$4	$28	$2		$13	$32	$(12)

At December 31, 2024, the Company expects to reclassify $1 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 is as follows:

In millions		2024	2023	2022
Foreign Currency Contracts	Other Expense, Net	$(10)	$(3)	$(9)
Commodity Contracts(a)	Business Combinations, Exit Activities and Other Special Items, Net	3	—	—
Total		$(7)	$(3)	$(9)
(a) Relates to hedge dedesignation as a result of the Augusta Divestiture (see "Note 10 - Derivatives").

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss) attributable to Graphic Packaging Holding Company are as follows:

	Year Ended December 31,
	2024			2023			2022
In millions	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount	Pretax Amount	Tax Effect	Net Amount
Derivative Instruments Gain (Loss)	$9	$(2)	$7	$4	$(1)	$3	$22	$(18)	$4
Pension and Postretirement Benefit Plans Gain (Loss)	3	(3)	—	(5)	1	(4)	(22)	13	(9)
Currency Translation Adjustment (Loss) Gain	(138)	(11)	(149)	61	4	65	(156)	8	(148)
Other Comprehensive (Loss) Income	$(126)	$(16)	$(142)	$60	$4	$64	$(156)	$3	$(153)

The balances of Accumulated Other Comprehensive Income (Loss) Attributable to Graphic Packaging Holding Company, net of applicable taxes are as follows:

	December 31,
In millions	2024	2023
Accumulated Derivative Instruments Gain (Loss)	$6	$(1)
Pension and Postretirement Benefit Plans	(107)	(107)
Currency Translation Adjustment	(354)	(205)
Accumulated Other Comprehensive Loss	$(455)	$(313)

NOTE 13 — COMMITMENTS

The Company has entered into other long-term contracts principally for the purchase of fiber and chip processing along with commitments associated with building a new recycled paperboard manufacturing facility in Waco, Texas. The minimum purchase commitments extend beyond 2029. At December 31, 2024, total commitments under these contracts were as follows:

In millions
2025	$289
2026	21
2027	10
2028	8
2029	8
Thereafter	16
Total	$352

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTE 15 — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

Paperboard Manufacturing includes the six North American paperboard manufacturing facilities that produce recycled, unbleached and bleached paperboard, which is primarily consumed internally to produce paperboard consumer packaging for the Americas and Europe Paperboard Packaging segments. Paperboard not consumed internally is sold externally to a small group of paperboard packaging converters. The Paperboard Manufacturing segment's Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Manufacturing segment to reflect the economics of the integration of these segments.

The Company allocates certain paperboard manufacturing and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption, which does not meet the criteria of a reportable segment, includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the Chief Operating Decision Maker ("CODM") based primarily on Income from Operations as adjusted for depreciation and amortization. The Company’s CODM, who is responsible for allocating resources, assessing performance of the operating segments and making strategic decisions, has been identified as the Chief Executive Officer. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The accounting policies of the reportable segments are the same as those described above in “Note 1 - Nature of Business and Summary of Significant Accounting Policies.”

The Company did not have any one customer who accounted for 10% or more of the Company's net sales during 2024, 2023 or 2022.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Business segment information is as follows:

	Year Ended December 31, 2024
In millions	Americas Paperboard Packaging	Europe Paperboard Packaging	Paperboard Manufacturing	Corporate and Other	Total
Net Sales(a)	$6,101	$1,893	$655	$158	$8,807
Cost of Sales(b)	4,610	1,516	626	93	6,845
Selling, General and Administrative(b)	363	221	117	73	774
Other(c)	56	34	(28)	7	69
Income (Loss) from Operations	$1,072	$122	$(60)	$(15)	$1,119

Other Segment Information
Capital Expenditures	$168	$109	$892	$34	$1,203
Depreciation and Amortization	196	121	205	35	557
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities for all segments presented (see “Note 18 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see “Note 1 - General Information”) and a gain from the Augusta Divestiture in Paperboard Manufacturing (see “Note 19 - Divestitures”).

	Year Ended December 31, 2023
In millions	Americas Paperboard Packaging	Europe Paperboard Packaging	Paperboard Manufacturing	Corporate and Other	Total
Net Sales(a)	$6,200	$2,024	$1,022	$182	$9,428
Cost of Sales(b)	4,693	1,644	862	112	7,311
Selling, General and Administrative(b)	375	203	134	93	805
Other(c)	44	50	49	(5)	138
Income (Loss) from Operations	$1,088	$127	$(23)	$(18)	$1,174

Other Segment Information
Capital Expenditures	$144	$101	$479	$80	$804
Depreciation and Amortization	186	113	284	36	619
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities for all segments presented (see “Note 18 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see “Note 1 - General Information”) and impairment charges related to Russia in Europe Paperboard Packaging (see "Note 19 - Divestitures").

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2022
In millions	Americas Paperboard Packaging	Europe Paperboard Packaging	Paperboard Manufacturing	Corporate and Other	Total
Net Sales(a)	$6,015	$1,973	$1,290	$162	$9,440
Cost of Sales(b)	4,827	1,586	1,092	105	7,610
Selling, General and Administrative(b)	357	201	140	76	774
Other(c)	31	127	13	(21)	150
Income (Loss) from Operations	$800	$59	$45	$2	$906

Other Segment Information
Capital Expenditures	$131	$43	$336	$39	$549
Depreciation and Amortization	173	109	242	29	553
(a) Includes revenue from customers for the Australia and Pacific Rim operating segments reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities in Paperboard Manufacturing (see “Note 18 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see “Note 1 - General Information”) and impairment charges related to Russia in Europe Paperboard Packaging (see "Note 19 - Divestitures").

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2024	2023	2022
NET SALES:
United States	$6,187	$6,646	$6,741
International(a)	2,620	2,782	2,699
Total	$8,807	$9,428	$9,440

In millions	2024	2023	2022
LONG-LIVED ASSETS AT DECEMBER 31:
United States	$4,499	$4,178	$3,813
International(a)	759	814	766
Total	$5,258	$4,992	$4,579
(a) Net Sales and long-lived assets of individual countries outside of the United States are not material.

NOTE 16 — EARNINGS PER SHARE

	Year Ended December 31,
In millions, except per share data	2024	2023	2022
Net Income Attributable to Graphic Packaging Holding Company	$658	$723	$522
Weighted Average Shares:
Basic	304.0	308.2	308.8
Dilutive effect of RSUs	1.1	0.9	0.7
Diluted	305.1	309.1	309.5
Earnings Per Share - Basic	$2.16	$2.35	$1.69
Earnings Per Share - Diluted	$2.16	$2.34	$1.69

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 17 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the year ended December 31, 2024:

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2023	$(1)	$(107)	$(205)	$(313)
Other Comprehensive (Loss) Income before Reclassifications	(3)	(1)	(149)	(153)
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	10	1	—	11
Net Current-period Other Comprehensive Income (Loss)	7	—	(149)	(142)
Balance at December 31, 2024	$6	$(107)	$(354)	$(455)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the year ended December 31, 2024:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$14		Cost of Sales
Interest Rate Swap Agreements	(1)		Interest Expense, Net
	13		Total before Tax
	(3)		Tax Benefit
	$10		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$4	(a)	Total before Tax
	(1)		Tax Benefit
	$3		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(2)	(a)	Total before Tax
	—		Tax Expense
	$(2)		Total, Net of Tax

Total Reclassifications for the Period	$11		Total, Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 8 - Pensions and Other Postretirement Benefits”).

NOTE 18 — EXIT ACTIVITIES

2024

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. Production from these facilities will be consolidated into other existing packaging network. The costs associated with these exit activities are included in the table below for the year ended December 31, 2024. Current Assets within the Consolidated Balance Sheet include $15 million relating to multiple packaging facilities that met the held for sale criteria as of December 31, 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2023

During 2023, the Company decided to close multiple packaging facilities by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging network. The costs associated with these exit activities are included in the table below for the year ended December 31, 2024 and 2023.

On February 7, 2023, the Company announced its plan to build a new recycled paperboard manufacturing facility in Waco, Texas. In conjunction with this project, the Company announced the closure of three smaller recycled paperboard manufacturing facilities to manage capacity while lowering costs. The costs associated with these exit activities are included in the table below for the year ended December 31, 2024 and 2023.

In the second quarter of 2023, the Company announced its decision to accelerate the closure of one of these three recycled paperboard manufacturing facilities that was in Tama, Iowa and closed the facility in the second quarter of 2023. The costs associated with this closure are included in the table below for the year ended December 31, 2023.

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

During the third quarter of 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. Through December 31, 2024, the Company incurred charges of $28 million related to the write-off of inventory, dismantling of the recycled paperboard machine and accelerated depreciation for the assets. The costs associated with these exit activities are included in the table below for the year ended December 31, 2024 and 2023.

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

During the years ended December 31, 2024, 2023, and 2022, the Company recorded $74 million, $89 million and $17 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine recorded in the period in which they are incurred.

The following table summarizes the costs incurred during 2024, 2023 and 2022 related to these restructurings:

		Year Ended December 31,
In millions	Location in Statement of Operations	2024	2023	2022
Severance Costs and Other(a)	Business Combinations, Exit Activities and Other Special Items, Net	$18	$25	$1
Asset Write-offs and Start-Up Costs(b)	Business Combinations, Exit Activities and Other Special Items, Net	36	22	9
Accelerated Depreciation	Cost of Sales	20	42	7
Total		$74	$89	$17
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services. (see “Note 1 - Business Combinations, Exit Activities and Other Special Items, Net”).
(b) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2022	$1
Costs Incurred	25
Payments	(4)
Adjustments(a)	(1)
Balance at December 31, 2023	$21
Costs Incurred	17
Payments	(7)
Adjustments(b)	2
Balance at December 31, 2024	$33
(a) Adjustments related to changes in estimates of severance costs
(b) Adjustments related to severance reserves denominated in foreign currencies Euro and Canadian Dollar.

Due to the expected closures of the additional two recycled paperboard manufacturing facilities, the Company incurred charges within the Paperboard Manufacturing reportable segment for post-employment benefits, retention bonuses and incentives of $20 million, and accelerated depreciation and inventory and asset write-offs of $11 million from announcement date through December 31, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $25 million to $30 million and for accelerated depreciation and inventory and asset write-offs in the range of $15 million to $20 million through 2026.

Due to the expected closures of the packaging facilities and other exit activities, the Company incurred charges within the Americas Paperboard Packaging and Europe Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $19 million from announcement date through December 31, 2024. The Company also incurred charges within the Americas Paperboard Packaging and Europe Paperboard Packaging reportable segment for accelerated depreciation and inventory and asset write-offs of $24 million from announcement date through December 31, 2024. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $20 million to $22 million and for accelerated depreciation and inventory and asset write-offs in the range of $25 million to $27 million through 2025.

Additionally, the Company has incurred start-up charges within the Paperboard Manufacturing reportable segment for the new recycled paperboard manufacturing facility in Waco of $14 million from announcement date through December 31, 2024. The Company expects to incur total start-up charges of approximately $55 million to $60 million for the new recycled paperboard manufacturing facility through 2026.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 19 — DIVESTITURES

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

Impairment and Divestiture of Russian Business

In the second quarter of 2022, the Company began the process of divesting its interests in its two packaging facilities in Russia (the “Russian Operations”), which met the criteria to be considered a business, through a sale of 100% of the outstanding shares. The assets and liabilities to be disposed of in connection with this transaction met the held for sale criteria as of June 30, 2022 through the date of sale. On November 30, 2023, the Company completed the sale to former members of management of its Russian Operations (the "Buyer") for total consideration of $59 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the “Vendor Loan”). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $46 million against the Vendor Loan receivable. Through December 31, 2024, the Buyer repaid $2 million on the Vendor Loan.

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

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable (the “Loan Payable”). The Loan Payable will mature in 2037. The Loan Payable totaling $32 million is reflected in the Other Noncurrent Liabilities on the Consolidated Balance Sheet.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Holding Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Graphic Packaging Holding Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Europe Reporting Unit

As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,993 million as of December 31, 2024. As disclosed by management, the goodwill associated with the Europe reporting unit was $468 million as of December 31, 2024. Management tests goodwill for impairment annually as of October 1, as well as whenever events or changes in circumstances suggest that the estimated fair value of a reporting unit may no longer exceed its carrying amount. Potential goodwill impairment is measured at the reporting unit level by comparing the reporting unit’s carrying amount (including goodwill), to the fair value of the reporting unit. When performing the quantitative analysis, the estimated fair value of each reporting unit is determined by utilizing a discounted cash flow analysis based on the Company’s forecasts, discounted using a weighted average cost of capital and market indicators of terminal year cash flows based upon a multiple of EBITDA. In determining fair value of the Europe reporting unit, management relies on and considers a number of factors, including but not limited to, future operating results, business plans, economic projections of revenues and operating margins, forecasts including future cash flows, and market data and analysis, including market capitalization.

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
February 12, 2025

We have served as the Company’s auditor since 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) promulgated under the Exchange Act) were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

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

The Company’s management, under the supervision of and with the participation of the President and Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act, compliance with the Company’s Code of Ethics, and certain other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1.Consolidated Statements of Operations for each of the three years in the period ended December 31, 2024

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2024

Consolidated Balance Sheets as of December 31, 2024, and 2023

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2024

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.All schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3.Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2024.

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

4.12
Ninth Supplemental Indenture dated as of May 13, 2024, by and among Graphic Packaging International, LLC, the guarantors listed therein and U.S. Bank Trust Company, National Association (including the form of Note attached as an exhibit thereto). Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 13, 2024 and incorporated herein by reference.

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

10.6*	Graphic Packaging International, LLC Management Incentive Plan, effective as of January 1, 2024 and incorporated herein by reference.
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

10.11*
First Amendment to the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan effective January 1, 2017. Filed as exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on February 8, 2017 and incorporated herein by reference.

10.12*
First Amendment to the GPI US Consolidated Pension Plan, dated as of May 19, 2017 and effective as of January 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2017 and incorporated herein by reference.

10.13*
Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective November 1, 2017. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2017 and incorporated herein by reference.

10.14*
First Amendment to the Amended and Restated Graphic Packaging International, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2018. Filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.15*
Second Amendment to the GPI US Consolidated Pension Plan dated as of November 8, 2017. Filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed on February 7, 2018 and incorporated herein by reference.

10.16*
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

10.18*
Fifth Amendment to the GPI US Consolidated Pension Plan effective as of January 1, 2017. Filed as Exhibit 10.44 to the Registrant's Annual report on Form 10-K filed on February 11, 2020 and incorporated herein by reference.

10.19
Non-Participating Single Premium Group Annuity Contract Proposal dated January 16, 2020 by and among Graphic Packaging International, LLC, American General Life Insurance Company and The United States Life Insurance Company in the City of New York. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2020 and incorporated herein by reference.

10.20*
Directors’ Non-Qualified Deferred Compensation Plan effective January 1, 2021. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on April 27, 2021 and incorporated herein by reference.

10.21
Consent and Waiver Agreement dated as of February 16, 2021 by and among Graphic Packaging International Partners, LLC, Graphic Packaging Holding Company, GPI Holding III, LLC and International Paper Company. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021 and incorporated herein by reference.

10.22
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

10.24
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

10.25
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

10.26*
Amended and Restated GPI Savings Plan dated December 16, 2022 and effective January 1, 2023. Filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on February 9, 2023 and incorporated herein by reference.

10.27	Amended and Restated Master Services Agreement between Graphic Packaging International, LLC and NTT Data Americas, Inc. dated December 15, 2023 and incorporated herein by reference.

10.28*	Second Amendment dated December 12, 2023 to the GPI Savings Plan (As Amended and Restated effective January 1, 2023) and incorporated herein by reference.
10.29
Fifth Amended and Restated Credit Agreement dated as of June 3, 2024 by and among Graphic Packaging International, LLC and certain subsidiaries thereof as Borrowers, the lenders and agents named therein and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 5, 2024 and incorporated herein by reference.

10.30*
Third Amendment to the GPI Savings Plan (as Amended and Restated Effective January 1, 2023) dated January 18, 2024. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2024 and incorporated herein by reference.

10.31
Incremental Facility Amendment dated March 22, 2024 by and among Graphic Packaging International LLC, as Borrower, Bank of America, N.A. as Administrative Agent and CoBank ACB, as sole lead arranger and bookrunner. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2024 and incorporated herein by reference.

10.32
Sixth Amendment to the 2018 US Graphic Packaging International Pension Plan, as amended and restated effective January 1, 2019, dated April 30, 2024. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on July 30, 2024 and incorporated herein by reference.

10.33*
Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan effective as of May 23, 2024. Filed as Appendix A to the Registrant's Schedule 14A filed by the Registrant on April 8, 2024 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics dated as of December 23, 2020. Filed as Exhibit 14.1 to the Registrant's From 10-K filed on February, 22, 2022 and incorporated herein by reference.
19.1	Policy on Trading in Securities of Graphic Packaging Holding Company (As Amended and Restated as of July 27, 2023) and incorporated herein by reference.
21.1	List of Subsidiaries.
22.1	Guarantors and Issuers of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Incorporated by reference to the signature page of this Annual Report on Form 10-K.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Graphic Packaging Holding Company Compensation Recoupment Policy effective November 15, 2023 and incorporated herein by reference.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
_________
* Executive compensation plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2025
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Stephen R. Scherger

/s/ Charles D. Lischer	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
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

Signatures	Title	Date

/s/ Aziz Aghili	Director	February 12, 2025
Aziz Aghili

/s/ Laurie Brlas	Director	February 12, 2025
Laurie Brlas

/s/ Andrew P. Callahan	Director	February 12, 2025
Andrew P. Callahan

/s/ Michael P. Doss	Director, President and Chief Executive Officer	February 12, 2025
Michael P. Doss

/s/ Robert A. Hagemann	Director	February 12, 2025
Robert A. Hagemann

/s/ Philip R. Martens	Chairman of the Board	February 12, 2025
Philip R. Martens

/s/ Mary K. Rhinehart	Director	February 12, 2025
Mary K. Rhinehart

/s/ Dean A. Scarborough	Director	February 12, 2025
Dean A. Scarborough

/s/ Larry M. Venturelli	Director	February 12, 2025
Larry M. Venturelli

/s/ Lynn A. Wentworth	Director	February 12, 2025
Lynn A. Wentworth