Form 10-Q
period 2025-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2025-05-01
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of April 30, 2025, there were 301,760,189 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”), including, but not limited to, expected facility closures in 2025, material cash requirements and primary sources of liquidity and the sufficiency thereof, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company’s ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of the Company's 2024 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2025	2024
Net Sales	$2,120	$2,259
Cost of Sales	1,675	1,733
Selling, General and Administrative	196	215
Other Expense, Net	16	16
Business Combinations, Exit Activities and Other Special Items, Net	12	17
Income from Operations	221	278
Nonoperating Pension and Postretirement Benefit Expense	—	(1)
Interest Expense, Net	(51)	(59)
Income before Income Taxes	170	218
Income Tax Expense	(43)	(53)
Net Income	$127	$165

Net Income Per Share - Basic	$0.42	$0.54
Net Income Per Share - Diluted	$0.42	$0.53

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Net Income	$127	$165
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	5	(1)
Currency Translation Adjustment	77	(57)
Total Other Comprehensive Income (Loss), Net of Tax	82	(58)
Total Comprehensive Income	$209	$107

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$129	$157
Receivables, Net	863	759
Inventories, Net	1,814	1,754
Assets Held for Sale	12	15
Other Current Assets	136	99
Total Current Assets	2,954	2,784
Property, Plant and Equipment, Net	5,385	5,258
Goodwill	2,023	1,993
Intangible Assets, Net	673	667
Other Assets	462	442
Total Assets	$11,497	$11,144

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$41	$39
Accounts Payable	910	1,116
Compensation and Employee Benefits	173	176
Interest Payable	45	73
Income Tax Payable	18	15
Other Accrued Liabilities	383	484
Total Current Liabilities	1,570	1,903
Long-Term Debt	5,670	5,145
Deferred Income Tax Liabilities	624	613
Accrued Pension and Postretirement Benefits	96	94
Other Noncurrent Liabilities	379	376

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 301,754,281 and 300,163,372 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Capital in Excess of Par Value	2,023	2,054
Retained Earnings	1,504	1,410
Accumulated Other Comprehensive Loss	(373)	(455)
Total Graphic Packaging Holding Company Shareholders' Equity	3,157	3,012
Noncontrolling Interest	1	1
Total Equity	3,158	3,013
Total Liabilities and Shareholders' Equity	$11,497	$11,144

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2024	300,163,372	$3	$2,054	$1,410	$(455)	$1	$3,013
Net Income	—	—	—	127	—	—	127
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	5	—	5
Currency Translation Adjustment	—	—	—	—	77	—	77
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(31)	—	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,590,909	—	—	—	—	—	—
Balances at March 31, 2025	301,754,281	$3	$2,023	$1,504	$(373)	$1	$3,158

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2023	306,058,815	$3	$2,062	$1,029	$(313)	$1	$2,782
Net Income	—	—	—	165	—	—	165
Other Comprehensive Loss, Net of Tax:
Derivative Instruments	—	—	—	—	(1)	—	(1)
Currency Translation Adjustment	—	—	—	—	(57)	—	(57)
Dividends Declared	—	—	—	(31)	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,234,251	—	—	—	—	—	—
Balances at March 31, 2024	307,293,066	$3	$2,062	$1,163	$(371)	$1	$2,858

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127	$165
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	131	148
Amortization of Deferred Debt Issuance Costs	1	2
Deferred Income Taxes	9	(16)
Amount of Postretirement Expense Less Than Funding	—	1
Share-Based Compensation Expense, Net	(4)	22
Other, Net	6	(10)
Changes in Operating Assets and Liabilities	(444)	(309)
Net Cash (Used in) Provided by Operating Activities	(174)	3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(309)	(324)
Packaging Machinery Spending	(4)	(7)
Acquisition of Businesses	(12)	—
Beneficial Interest on Sold Receivables	58	48
Beneficial Interest Obtained in Exchange for Proceeds	(30)	(28)
Other, Net	(1)	—
Net Cash Used in Investing Activities	(298)	(311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(3)	(10)
Proceeds from Issuance of Debt	—	250
Borrowings under Revolving Credit Facilities	1,203	1,106
Payments on Revolving Credit Facilities	(700)	(1,006)
Repurchase of Common Stock related to Share-Based Payments	(27)	(22)
Dividends Paid	(30)	(31)
Other, Net	(4)	—
Net Cash Provided by Financing Activities	439	287
Decrease in Cash and Cash Equivalents	(33)	(21)
Effect of Exchange Rate Changes on Cash	5	(5)
Net Decrease in Cash and Cash Equivalents	(28)	(26)
Cash and Cash Equivalents at Beginning of Period	157	162
Cash and Cash Equivalents at End of Period	$129	$136

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$41	$33
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	14	35

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business

Graphic Packaging Holding Company (“GPHC” and, together with its subsidiaries, the “Company”) is committed to creating consumer packaging that makes a world of difference. The Company is a leading producer of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, paperboard canisters, as well as cups and bowls made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard.

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and health care. We produce packaging solutions at over 100 locations in over 20 countries around the world, serving customers ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its International Paperboard Packaging operations.

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

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

Revenue Recognition

The Company manufactures and converts paperboard for and into consumer packaging made from renewable or recycled materials, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in “Note 9 - Segment Information”. All reportable segments and the Paperboard Manufacturing operating segment recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2025 and 2024, the Company recognized $2,110 million and $2,251 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2025 and December 31, 2024, contract assets were $23 million and $24 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2025 and December 31, 2024 were $50 million and $69 million, respectively.

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

The Company engages with third party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. A portion of the Company’s European receivables program proceeds do not meet the requirements to be accounted for as sales of receivables and are therefore reflected in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows as “Beneficial Interest on Sold Receivables” and “Beneficial Interest Obtained in Exchange for Proceeds”. The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
In millions	2025	2024
Receivables Sold and Derecognized	$876	$914
Proceeds Collected on Behalf of Financial Institutions	872	884
Net Proceeds Paid to Financial Institutions	(52)	(15)
Deferred Purchase Price at March 31(a)	17	15
Pledged Receivables at March 31	157	160
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $784 million and $778 million as of March 31, 2025 and December 31, 2024, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2025 and 2024, the Company sold receivables of $262 million and $250 million, respectively, related to these arrangements.

Share Repurchases and Dividends

On April 30, 2025, the Company's Board of Directors authorized an additional share repurchase program to allow the Company to purchase up to $1.5 billion of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the “2025 share repurchase program”). The previous $500 million share repurchase program was authorized on July 27, 2023 (the “2023 share repurchase program”), in addition to the $500 million share repurchase program that was authorized on January 28, 2019 (the “2019 share repurchase program”) which was completed in May 2024. During the first three months of 2025 and 2024, the Company did not repurchase any shares of its common stock. At March 31, 2025, the Company had $1.865 billion available for additional repurchases under the 2025 and 2023 share repurchase programs.

On February 4, 2025, the Company announced that its Board of Directors declared a quarterly dividend of $0.11 per share of common stock to shareholders of record at the close of business on March 15, 2025. The dividend was paid on April 5, 2025.

Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $30 million payable to suppliers who elected to participate in the SFP program as of March 31, 2025 and December 31, 2024.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company’s Condensed Consolidated Balance Sheets were $100 million and $198 million as of March 31, 2025 and December 31, 2024, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
In millions	2025	2024
Exit Activities(a)	$14	$9
Charges Associated with Divestitures(b)	1	2
Charges Associated with Business Combinations	—	1
Other Special Items(c)(d)	(3)	5
Total	$12	$17
(a) Relates to the Company's closures of its two smaller recycled paperboard manufacturing facilities, and the closures of multiple packaging facilities (see “Note 12 - Exit Activities”).
(b) Relates to the Company's divestiture of its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”) in Q2 2024.
(c) In 2025, $4 million was credited to compensation expense for stock incentive plans due to performance adjustments for performance-based awards for the 2024 grant of restricted stock units previously expensed in 2024 and related to the change in terms of the 2024 grant under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”) (see “Note 4 - Stock Incentive Plans”).
(d) In 2024, these costs include $2 million related to the devaluation of the Nigerian Naira and $2 million related to the change in terms of the 2024 grant of restricted stock units under the 2014 plan (see “Note 4 - Stock Incentive Plans”).

On May 1, 2024, the Company completed the Augusta Divestiture to Clearwater Paper Corporation for a total consideration of $711 million. For more information, see “Note 13 - Divestitures”.

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company decided to close by the end of 2023 and early 2024. Production from these facilities will be consolidated into other existing packaging facilities. Charges associated with this project are included in Exit Activities in the table above. For more information, see “Note 12 - Exit Activities”. Current Assets on the Condensed Consolidated Balance Sheet also includes $7 million relating to multiple packaging facilities that met the held for sale criteria as of March 31, 2025.

On February 7, 2023, the Company announced its plan to build a new recycled paperboard manufacturing facility located in Waco, Texas. In conjunction with the completion of this project, the Company expects to close two smaller recycled paperboard manufacturing facilities in order to consolidate production into fewer, more efficient locations. On April 1, 2025, the Company announced its intention to permanently close one of these facilities, the Middletown, Ohio, recycled paperboard manufacturing facility, on or about June 1, 2025. Charges associated with these two closures are included in Exit Activities in the table above. For more information, see “Note 12 - Exit Activities”.

During the third quarter of 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. Through December 31, 2024, the Company incurred charges of $20 million related to the write-off of inventory and accelerated depreciation for the assets included in Costs of Sales in the Company's Condensed Consolidated Statements of Operations and $8 million for dismantling of the recycled paperboard machine for the assets included in Exit Activities in the table above.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Adoption of New Accounting Standards

There have been no new accounting standards adopted since the filing of the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024 that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this ASU on its disclosures.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2025	December 31, 2024
Finished Goods	$606	$552
Work in Progress	210	209
Raw Materials	713	724
Supplies	285	269
Total	$1,814	$1,754

NOTE 3 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	March 31, 2025	December 31, 2024
Short-Term Borrowings	$19	$18
Current Portion of Finance Leases	6	7
Current Portion of Long-Term Debt	16	14
Total	$41	$39

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	March 31, 2025	December 31, 2024
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.51%, payable in 2026(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.77%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.53%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.65%, payable in 2029(a)	314	300
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.78%, payable in 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375%, effective rate of 6.45%, payable in 2032(a)	500	500
Green Bond, net of unamortized premium with interest payable at 4.00%, effective rate of 1.71%, payable in 2026(a)	103	104
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (6.17% at March 31, 2025), effective rate of 6.19%, payable in 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly payable at floating rates (6.17% at March 31, 2025), effective rate of 6.19%, payable in 2029(a)	50	50
Senior Secured Term Loan A-6 Facility with interest payable monthly payable at floating rates (6.17% at March 31, 2025), effective rate of 6.19%, payable in 2029(a)	200	200
Senior Secured Term Loan A-1 Facilities with interest payable at various dates at floating rates (5.92% at March 31, 2025) payable through 2029(a)	494	497
Senior Secured Term Loan Facility (€200 million) with interest payable at various dates at floating rates (3.90% at March 31, 2025) payable through 2029(a)	217	207
Senior Secured Revolving Credit Facilities with interest payable at floating rates (5.88% at March 31, 2025) payable in 2029(a)(b)	1,117	610
Finance Leases	143	145
Other	3	3
Total Long-Term Debt Including Current Portion	5,716	5,191
Less: Current Portion	22	21
Total Long-term Debt Excluding Current Portion	5,694	5,170
Less: Unamortized Debt Deferred Issuance Costs	24	25
Total Long-Term Debt	$5,670	$5,145
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“GPIP”) and certain domestic subsidiaries.
(b) The year-to-date weighted average effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 5.87% and 6.65% as of March 31, 2025 and December 31, 2024, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2025, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,900	$1,050	$848
Senior Secured International Revolving Credit Facility	195	67	128
Other International Facilities	49	22	27
Total	$2,144	$1,139	$1,003
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of March 31, 2025, which expire at various dates through 2025 unless extended. The Company also had $30 million of standby letters of credit issued under a separate unsecured facility as of March 31, 2025, which do not have any impact on the Company's availability under its revolving credit facilities. The standby letters of credit are primarily related to the Company's workers' compensation programs and project development activities.

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

As of March 31, 2025, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 4 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC’s authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of March 31, 2025, there were 9.7 million shares remaining available for grant under the 2024 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2024 and 2014 Plans and related RSU grant agreements, RSUs granted to employees generally vest and become payable in one to three years from the date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets that must be met for the RSUs to vest, and a relative total shareholder return modifier. The 2022 and 2023 award agreements contain vesting provisions that allow retiring employees to vest on a daily pro-rata basis from the date of grant through their retirement date. In the 2024 and 2025 grant agreements, the vesting provisions were changed to allow retiring employees to vest in full upon an eligible retirement. This change required the Company to accelerate the recognition of the compensation expense for the 2024 and 2025 grants for active retirement-eligible employees. Retirement eligibility is dependent upon meeting certain age and/or years of service and notice requirements.

RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. RSAs issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and RSAs granted in the first three months of 2025 is as follows:

Weighted Average Grant Date Fair Value Per Share
RSUs - Employees and Non-Employee Directors	1,439,083	$26.67

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2025, $4 million was credited to compensation expense for stock incentive plans due to performance adjustments for performance-based awards. This $4 million is included in Business Combinations, Exit Activities and Other Special Items, Net, in the Condensed Consolidated Statements of Operations as it relates to the accelerated portion of the 2024 grant, which had been expensed to Business Combinations, Exit Activities and Other Special Items, Net in 2024. The amount charged to Selling, General and Administrative expenses in 2025 was not significant due to performance adjustments offsetting other expenses.

During the three months ended March 31, 2024, $22 million was charged to compensation expense for stock incentive plans. $20 million of the expense is included in Selling, General and Administrative expenses and $2 million is in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations, which represents the incremental expense related to change of vesting provisions in the 2024 grants.

During the three months ended March 31, 2025 and 2024, 1.6 million and 1.2 million shares, respectively, were issued. The shares issued were primarily related to RSUs granted to employees during 2022 and 2021.

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

Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Pension Benefits
	Three Months Ended March 31,
In millions	2025	2024
Components of Net Periodic Cost:
Service Cost	$1	$2
Interest Cost	6	5
Expected Return on Plan Assets	(6)	(5)
Amortization:
Actuarial Loss	1	1
Net Periodic Cost	$2	$3

Employer Contributions

The Company made $2 million of contributions to its pension plans during the first three months of 2025 and 2024. The Company expects to make contributions in the range of $10 million to $15 million for the full year of 2025.

The Company did not make any postretirement health care benefit contributions during the first three months of 2025 and 2024. For the full year 2025, the Company expects to make approximately $2 million in contributions to its postretirement health care plans.

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

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 10 - Financial Instruments, Derivatives and Hedging Activities” and “Note 11 - Fair Value Measurement” of the Notes to the Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest Rate Risk

The Company has previously used interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. Changes in fair value are subsequently reclassified into earnings as a component of Interest Expense, Net in the Condensed Consolidated Statement of Operations as interest is incurred on amounts outstanding under the term loan facilities.

As of March 31, 2025, the Company had no outstanding interest rate swaps. As of March 31, 2024, the Company had interest rate swap positions with a notional value of $750 million which matured in April 2024.

During the first three months of 2024, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and the resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 50% of its expected natural gas usage for the remainder of 2025.

During the first three months of 2025 and 2024, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2025 and December 31, 2024, multiple foreign currency forward exchange contracts existed, with maturities ranging up to five months. Those foreign currency exchange contracts outstanding at March 31, 2025 and December 31, 2024, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2025 and December 31, 2024, had net notional amounts totaling $96 million and $116 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2025, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. As of March 31, 2025 and December 31, 2024, the Company had commodity contract derivative assets, which were included in Other Current Assets on the Condensed Consolidated Balance Sheets of $8 million and $1 million, respectively.

The fair values of the Company’s other financial assets and liabilities at March 31, 2025 and December 31, 2024 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $5,414 million and $4,894 million as compared to the carrying amounts of $5,573 million and $5,046 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of (Gain) Loss Recognized in Condensed Consolidated Statements of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2025	2024		2025	2024
Commodity Contracts	$(8)	$5	Cost of Sales	$(1)	$5
Interest Rate Swap Agreements	—	—	Interest Expense, Net	—	(1)
Total	$(8)	$5	Total	$(1)	$4

At March 31, 2025, the Company expects to reclassify $8 million of pre-tax gain in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended March 31,
In millions	Location in Statement of Operations	2025	2024
Foreign Currency Contracts	Other Expense, Net	$2	$(5)

NOTE 7 — INCOME TAXES

During the three months ended March 31, 2025, the Company recognized Income Tax Expense of $43 million on Income before Income Taxes of $170 million. The effective tax rate for the three months ended March 31, 2025 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

NOTE 9 — SEGMENT INFORMATION

During the first quarter of 2025, the Company realigned its financial reporting structure under two reportable segments, Americas Paperboard Packaging and International Paperboard Packaging. This structure aligns with how the Chief Operating Decision Maker (“CODM”) measures segments' operating results, allocates resources among the operating segments and assesses segment performance. Prior to the reorganization, the Company's historical reportable segments were Americas Paperboard Packaging, Europe Paperboard Packaging, and Paperboard Manufacturing.

The Company's reportable segments are described as follows:

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods (“CPG”) companies serving the food, beverage, and consumer product markets and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants (“QSR”) in the Americas.

International Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, beverage and consumer product markets, including healthcare and beauty, outside of the Americas.

The Company allocates internally sourced paperboard margin and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption, which does not meet the criteria of a reportable segment, includes the unallocated corporate costs and the Paperboard Manufacturing operating segment. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Corporate and Other caption to reflect the economics of the integration of these segments.

The Company’s CODM, who is responsible for allocating resources, assessing performance of the operating segments and making strategic decisions, has been identified as the Chief Executive Officer. The evaluation of operating segment performance is based primarily on Income from Operations. Each segment maintains separate financial information, and the CODM evaluates the segments’ operating results on a regular basis.

The Company recast prior-period segment disclosures given the change in its reportable segments. This change has no impact on the Company's consolidated operating results. The accounting policies of the reportable segments are the same as those described above in “Note 1 - General Information”.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reportable segment information is as follows:

	Three Months Ended March 31, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,476	$523	$121	$2,120
Cost of Sales(b)	1,141	421	113	1,675
Selling, General and Administrative(b)	94	61	41	196
Other(c)	13	1	14	28
Income (Loss) from Operations	$228	$40	$(47)	$221

Other Segment Information
Capital Expenditures	$19	$24	$270	$313
Depreciation and Amortization	43	29	59	131
(a) Revenue from sales of paperboard to third parties are reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities for all segments presented (see “Note 12 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see “Note 1 - General Information”).

	Three Months Ended March 31, 2024
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,531	$525	$203	$2,259
Cost of Sales(b)	1,135	414	184	1,733
Selling, General and Administrative(b)	99	61	55	215
Other(c)	16	16	1	33
Income (Loss) from Operations	$281	$34	$(37)	$278

Other Segment Information
Capital Expenditures	$62	$37	$232	$331
Depreciation and Amortization	57	29	62	148
(a) Revenue from sales of paperboard to third parties are reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities for all segments presented (see “Note 12 - Exit Activities”).
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see “Note 1 - General Information”).

NOTE 10 — EARNINGS PER SHARE

	Three Months Ended March 31,
In millions, except per share data	2025	2024
Net Income	$127	$165
Weighted Average Shares:
Basic	302.2	307.8
Dilutive Effect of RSUs	1.0	1.3
Diluted	303.2	309.1
Earnings Per Share – Basic	$0.42	$0.54
Earnings Per Share – Diluted	$0.42	$0.53

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the three months ended March 31, 2025:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2024	$6	$(107)	$(354)	$(455)
Other Comprehensive Income (Loss) before Reclassifications	6	(1)	77	82
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	(1)	1	—	—
Net Current-period Other Comprehensive Income	5	—	77	82
Balance at March 31, 2025	$11	$(107)	$(277)	$(373)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2025:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(1)		Cost of Sales
	$(1)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$1	(a)
	$1		Total, Net of Tax

Total Reclassifications for the Period	$—		Total Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 5 - Pensions and Other Postretirement Benefits”).

NOTE 12 — EXIT ACTIVITIES

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company decided to close by the end of 2023 and early 2024. Production from these facilities will be consolidated into other existing packaging facilities. The costs associated with these exit activities are included in the table below for the three months ended March 31, 2025 and 2024.

On February 7, 2023, the Company announced its plan to build a new recycled paperboard manufacturing facility located in Waco, Texas. In conjunction with this project, the Company expects to close two smaller recycled paperboard manufacturing facilities in order to consolidate production into fewer, more efficient locations. On April 1, 2025, the Company announced its intention to permanently close one of these facilities, the Middletown, Ohio recycled paperboard manufacturing facility, on or about June 1, 2025. The costs associated with these exit activities are included in the table below for the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, the Company recorded $18 million and $21 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine are recorded in the period in which they are incurred.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the costs incurred during the three and three months ended March 31, 2025 and 2024 related to these restructurings:

		Three Months Ended March 31,
In millions	Location in Statement of Operations	2025	2024
Asset Write-Offs and Start-Up Costs(a)	Business Combinations, Exit Activities and Other Special Items, Net	$12	$7
Severance Costs and Other(b)	Business Combinations, Exit Activities and Other Special Items, Net	2	2
Accelerated Depreciation	Cost of Sales	4	12
Total		$18	$21
(a) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.
(b) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see “Note 1 - Business Combinations, Exit Activities and Other Special Items, Net”).

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2024	$33
Costs Incurred	2
Payments	(6)
Adjustments(a)	(3)
Balance at March 31, 2025	$26
(a) Adjustments related to changes in estimates of severance costs.

As a result of the announced closures of the recycled paperboard manufacturing facilities, the Company has incurred charges within Corporate and Other for post-employment benefits, retention bonuses and incentives of $21 million, and accelerated depreciation, inventory and asset write-offs of $15 million from announcement date through March 31, 2025. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $25 million to $30 million and for accelerated depreciation, inventory and asset write-offs in the range of $16 million to $20 million through 2026.

Due to the expected closures of the packaging facilities and other exit activities, the Company has incurred charges within the Americas Paperboard Packaging and International Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $18 million from announcement date through March 31, 2025. The Company also incurred charges within the Americas Paperboard Packaging and International Paperboard Packaging reportable segments for accelerated depreciation, inventory and asset write-offs of $24 million from announcement date through March 31, 2025. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $20 million to $22 million and for accelerated depreciation, inventory and asset write-offs in the range of $25 million to $27 million through 2025.

Additionally, the Company has incurred start-up charges within Corporate and Other for the new recycled paperboard manufacturing facility in Waco of $21 million from announcement date through March 31, 2025. The Company expects to incur total start-up charges of approximately $65 million to $75 million for the new recycled paperboard manufacturing facility through 2026.

NOTE 13 — DIVESTITURES

Divestiture of Augusta Paperboard Manufacturing Facility

On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”) to Clearwater Paper Corporation for total consideration of $711 million. The operating results of the Augusta Divestiture for the three months ended March 31, 2024 are included in the Company's Sales and Income before Income Taxes in the Condensed Consolidated Statements of Operations. Total Net Sales and Income before Income Taxes for the Augusta Operations during this time were $102 million and $6 million, respectively. The Augusta Divestiture did not qualify as discontinued operations as it did not represent a strategic shift that will have a major impact on the Company’s operations or financial results. The Augusta Divestiture resulted in a $75 million gain on sale of business (net of transaction costs), including goodwill allocated to the sale of $68 million. The Augusta Divestiture was reported and disclosed within Corporate and Other.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impairment and Divestiture of Russian Business

On November 30, 2023, the Company completed the sale of its two packaging facilities in Russia (the “Russian Operations”) to former members of management (the “Buyer”) for total consideration of $62 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the “Vendor Loan”). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $48 million against the Vendor Loan receivable. Through March 31, 2025, the Buyer repaid $2 million of the Vendor Loan.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable (the “Loan Payable”), which will mature in 2037. The Loan Payable totaling $34 million is reflected in the Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to assist you in understanding the Company's past performance, financial condition and prospects. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 along with the Condensed Consolidated Financial Statements and related notes included in and referred to within this report.

OVERVIEW OF BUSINESS

Graphic Packaging is a leading global producer of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, and paperboard canisters, as well as cups and bowls, made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard. Paperboard used in its packaging solutions comes from wood fiber, a renewable resource, and from recovered (reused) fiber. Graphic Packaging’s consumer packaging is designed to be recycled, and the Company works across the value chain to make it easier for people to recycle. With this focus, the Company plays an active role in support of the move to a more circular economy and a sustainable future for generations to come. Graphic Packaging’s commitment to reducing the environmental impact of everyday consumer packaging is fundamental to the Company's strategy, goals, and to business purpose.

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and heath care. Graphic Packaging produces packaging solutions at over 100 locations in over 20 countries around the world, serving customers and brands ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacture, and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, primarily where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases from third parties the majority of the paperboard it consumes in its International Paperboard Packaging operations.

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

The Company competes with a wide range of packaging companies whose primary raw materials are paperboard, plastic, multi-layer laminates, shrink film, paper, corrugated board, bio-based materials and other packaging materials. While circularity and sustainability are increasingly important to customers' purchase decisions, the Company also competes on the basis of product innovation, price, and execution capabilities. Many of the Company’s multi-year supply contracts include terms which provide for the pass through of certain costs including raw materials, energy, labor and other manufacturing costs with the intention of reducing exposure to the volatility of these costs, many of which are outside of the Company’s control.

The Company is implementing strategies (i) to develop and market innovative packaging products and applications that benefit from consumer-led sustainability trends; (ii) to expand market share in its current markets and to identify and penetrate new markets; (iii) to capitalize on the Company’s customer relationships, business competencies, and manufacturing facilities; and (iv) to continue to reduce costs and drive productivity through operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control. Graphic Packaging cannot predict with any certainty the impact that rising interest rates, a global or regional recession, or higher inflation may have on its customers or suppliers. Additionally, it is unable to predict the potential effects that any future pandemic or other global health emergency and widespread military and geopolitical conflicts and other social and political unrest or change, including Eastern Europe, Africa and the Middle East, and related sanctions or market disruptions, may have on its business.

Acquisitions and Dispositions

•On April 1, 2025, the Company announced its intention to permanently close the Middletown, Ohio, recycled paperboard manufacturing facility, on or about June 1, 2025.

•On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the “Augusta Divestiture”) to Clearwater Paper Corporation for a total consideration of $711 million.

•During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company decided to close by the end of 2023 and early 2024. Production from these facilities will be consolidated into other existing packaging facilities. Current Assets on the Condensed Consolidated Balance Sheet include $7 million relating to multiple packaging facilities that met the held for sale criteria as of March 31, 2025.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
In millions	2025	2024
Net Sales	$2,120	$2,259
Income from Operations	221	278
Nonoperating Pension and Postretirement Benefit Expense	—	(1)
Interest Expense, Net	(51)	(59)
Income before Income Taxes	170	218
Income Tax Expense	(43)	(53)
Net Income	$127	$165

FIRST QUARTER 2025 COMPARED WITH FIRST QUARTER 2024

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2024	Price/ Volume/ Mix	M&A	Foreign Exchange	2025	Decrease	Percent Change
Consolidated	$2,259	$(10)	$(102)	$(27)	$2,120	$(139)	(6)%

The Company’s Net Sales for the three months ended March 31, 2025 decreased by $139 million or 6% to $2,120 million from $2,259 million for the three months ended March 31, 2024, due primarily to the Augusta divestiture and reduced open market paperboard volumes and pricing of bleached paperboard ($110 million), and unfavorable foreign currency exchange ($27 million). Modest other price declines were largely offset by modestly higher packaging volumes. Innovation sales growth was $44 million driven by sales of the Company's sustainable consumer packaging solutions. Packaging sales were relatively flat in food, foodservice, household, and health and beauty, while beverage decreased.

Income from Operations

Income from Operations for the three months ended March 31, 2025 decreased $57 million or 21% to $221 million from $278 million for the three months ended March 31, 2024, due to the Augusta divestiture and bleached paperboard price and volume declines, lower packaging price, mix, and commodity inflation (including byproducts, logistics, energy and purchased materials), as well as an unfavorable foreign currency exchange of $6 million. Other costs including labor and benefits inflation were more than offset by savings from continuous improvements and other programs and productivity improvements. Income from Operations was also favorably impacted by a reduction in accelerated depreciation related to the closures of several packaging and paperboard facilities of $7 million (refer to “Note 12 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

Interest Expense, Net

Interest Expense, Net was $51 million and $59 million for the three months ended March 31, 2025 and 2024, respectively. Interest Expense, Net decreased due to an increase in capitalized interest. As of March 31, 2025, approximately 41% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2025, the Company recognized Income Tax Expense of $43 million on Income before Income Taxes of $170 million. The effective tax rate for the three months ended March 31, 2025 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

Segment Reporting

During the first quarter of 2025, the Company realigned its financial reporting structure under two reportable segments, Americas Paperboard Packaging and International Paperboard Packaging. This structure aligns with how the Chief Operating Decision Maker (“CODM”) measures segment operating results, allocates resources among the segments and assesses segment performance.

The Company's reportable segments are as follows:

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods (“CPG”) companies serving the food, beverage, and consumer product markets and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants (“QSR”) in the Americas.

International Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, beverage and consumer product markets, including healthcare and beauty, outside of the Americas.

The Company allocates internally sourced paperboard margin and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption, which does not meet the criteria of a reportable segment, includes the unallocated corporate costs and the Paperboard Manufacturing operating segment. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Corporate and Other caption to reflect the economics of the integration of these segments.

The Company’s CODM evaluates each segment based primarily on Income from Operations. The accounting policies of the reportable segments are the same as those described in “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
In millions	2025	2024
NET SALES:
Americas Paperboard Packaging	$1,476	$1,531
International Paperboard Packaging	523	525
Corporate/Other/Eliminations(a)	121	203
Total	$2,120	$2,259

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$228	$281
International Paperboard Packaging	40	34
Corporate and Other(b)(c)	(47)	(37)
Total	$221	$278
(a) Includes revenue from the sale of paperboard to third parties.
(b) Includes accelerated depreciation related to exit activities in 2025 and 2024. See “Note 12 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for further information.
(c) Includes expenses related to business combinations, exit activities and other special items. See “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements for further information.

2025 COMPARED WITH 2024

First Quarter 2025 Compared to First Quarter 2024

Americas Paperboard Packaging

Net Sales decreased due to lower pricing, packaging volume declines, and unfavorable foreign currency exchange, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in beverage and household markets were partially offset by higher packaging sales in the health and beauty market while food and foodservice were relatively flat.

Income from Operations decreased due to lower pricing, mix, packaging volume declines, and higher commodity cost and other inflation (primarily labor and benefits). These decreases were partially offset by net performance, including cost savings from continuous improvement and other programs and productivity improvements. Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to “Note 12 - Exit Activities” in the Notes to Condensed Consolidated Financial Statements for additional information).

International Paperboard Packaging

Net Sales decreased slightly due to lower pricing and unfavorable foreign currency exchange, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions and higher volumes. Slightly lower packaging sales in food, beverage, and health and beauty markets were mostly offset by higher packaging sales in foodservice and household markets.

Income from Operations increased due to higher packaging volumes and cost savings from continuous improvement and other programs, including benefits from capital projects, and productivity improvements, offset by lower pricing, commodity inflation, other inflation (primarily labor and benefits) and unfavorable foreign currency exchange.

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

Cash Flows

	Three Months Ended March 31,
In millions	2025	2024
Net Cash (Used in) Provided by Operating Activities	$(174)	$3
Net Cash Used in Investing Activities	(298)	(311)
Net Cash Provided by Financing Activities	439	287

Net cash used in operating activities for the first three months of 2025 totaled $174 million compared to $3 million of net cash provided by operating activities for the same period in 2024. The decrease was mainly due to lower income from operations and a higher use of cash to fund working capital in 2025 as compared to 2024. Pension contributions for the first three months of 2025 and 2024 were $2 million.

Net cash used in investing activities for the first three months of 2025 totaled $298 million compared to $311 million for the same period in 2024. The Company had capital spending of $313 million ($215 million was capitalized of which $207 million was for adding capacity and improving process capabilities, $4 million for capital spares and $4 million for manufacturing packaging machinery) and $331 million ($278 million was capitalized) in 2025 and 2024, respectively. The elevated levels of capital spending were driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For more information on the construction of the new recycled paperboard manufacturing facility in Waco, Texas, and continued investments made as part of the integration of acquisitions, see “Note 12 - Exit Activities” in the Notes to the Condensed Consolidated Financial Statements. Net cash receipts related to the accounts receivable securitization and sale programs were $28 million and $20 million in 2025 and 2024, respectively.

Net cash provided by financing activities for the first three months of 2025 and 2024 totaled $439 million and $287 million respectively. Current year activities include borrowings under revolving credit facilities primarily for capital spending and payments on debt of $3 million. The Company also paid dividends of $30 million and withheld $27 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. Prior year financing activities included new incremental term facilities consisting of a $50 million Incremental Term A-5 Facility (the “Incremental A-5 Loan”) and a $200 million Incremental Term A-6 Facility (the “Incremental Term A-6 Loan”). For further discussion of the Company's debt and redemptions, see “Note 3 - Debt” in the Notes to the Condensed Consolidated Financial Statements. In the prior year, the Company also made borrowings under revolving credit facilities primarily for capital spending and payments on debt of $10 million. The Company also paid dividends and distributions of $31 million and withheld $22 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in “Note 3 - Debt” in the Notes to Consolidated Financial Statements, the Senior Notes issued by Graphic Packaging International, LLC (“GPIL” or the “Issuer”) are guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“GPIP”) and certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of the issuer other than its foreign subsidiaries (collectively “the Guarantors”). GPIL's remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

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

In millions	Three Months Ended March 31, 2025
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$1,636
Cost of Sales	1,282
Income from Operations	192
Net Income	106
(a) Includes Net Sales to Nonguarantor Subsidiaries of $158 million.

In millions	March 31, 2025	December 31, 2024
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,654	$1,610
Noncurrent assets	6,743	6,654
Intercompany receivables from Nonguarantors	285	231
Current liabilities	1,103	1,416
Noncurrent liabilities	6,400	5,928

Liquidity and Capital Resources

The Company expects its material cash requirements for the next nine months will be for: capital expenditures, periodic required income tax payments, periodic interest and debt service payments on associated debt, as discussed in “Note 5 - Debt” of the Notes to the Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in “Note 6 - Leases” of the Notes to the Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K, and minimum purchase commitments as discussed in “Note 13 - Commitments” of the Notes to the Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund ongoing cash requirements for the foreseeable future, including at least the next twelve months.

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

The Company engages with third party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. A portion of the Company’s European receivables program proceeds do not meet the requirements to be accounted for as sales of receivables and are therefore reflected in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows as “Beneficial Interest on Sold Receivables” and “Beneficial Interest Obtained in Exchange for Proceeds”. The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
In millions	2025	2024
Receivables Sold and Derecognized	$876	$914
Proceeds Collected on Behalf of Financial Institutions	872	884
Net Proceeds Paid to Financial Institutions	(52)	(15)
Deferred Purchase Price at March 31(a)	17	15
Pledged Receivables at March 31	157	160
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $784 million and $778 million as of March 31, 2025 and December 31, 2024, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2025 and 2024, the Company sold receivables of $262 million and $250 million, respectively, related to these arrangements.

The Company has arranged a supplier finance program (“SFP”) with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier’s decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the SFP. Amounts due to the Company’s suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $30 million to suppliers who elected to participate in the SFP program as of March 31, 2025 and December 31, 2024.

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

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2025, the Company was in compliance with such covenant and the ratio was 3.30 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2025, the Company was in compliance with such covenant and the ratio was 7.20 to 1.00.

As of March 31, 2025, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

For further discussion of the Company’s environmental matters, see “Note 8 - Environmental and Legal Matters” in the Notes to Condensed Consolidated Financial Statements.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

The Company performed its annual goodwill impairment tests as of October 1, 2024. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Europe reporting unit had a fair value that exceeded its respective carrying value by 24%, whereas all other reporting units exceeded by more than 69%. The Europe reporting unit had goodwill totaling $492 million at March 31, 2025.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see “Note 1 - General Information” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company has previously used interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At March 31, 2025, the Company had no active interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see “Note 8 - Environmental and Legal Matters” in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2025 and 2023 share repurchase programs announced on April 30, 2025, and July 27, 2023, respectively. Management was authorized to purchase up to $1.5 billion and $500 million of the Company's issued and outstanding common stock per the 2025 and 2023 share repurchase programs, respectively. During the first quarter of 2025, the Company did not purchase any shares of its common stock. As of March 31, 2025, 77.4 million shares had been repurchased as part of a publicly announced program. The maximum number of additional shares that may be purchased under the 2025 and 2023 share repurchase programs in the future is 71.8 million based on the closing price of the Company's common stock as of March 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 1, 2025
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 1, 2025
Charles D. Lischer