Form 10-Q
period 2025-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2025-07-29
CIK 1408075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	GPK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 28, 2025, there were 296,248,717 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company ("GPHC" and, together with its subsidiaries, the "Company"), including, but not limited to, expected facility closures in 2025, expected reductions in intensity of greenhouse gas emissions, energy usage and water usage by the Waco manufacturing facility, material cash requirements and primary sources of liquidity and the sufficiency thereof, in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company's ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company's debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company's ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2024 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Net Sales	$2,204	$2,237	$4,324	$4,496
Cost of Sales	1,784	1,756	3,459	3,489
Selling, General and Administrative	204	197	400	412
Other Expense, Net	10	16	26	32
Business Combinations, Exit Activities and Other Special Items, Net	13	(56)	25	(39)
Income from Operations	193	324	414	602
Nonoperating Pension and Postretirement Benefit Expense	(1)	—	(1)	(1)
Interest Expense, Net	(53)	(60)	(104)	(119)
Income before Income Taxes	139	264	309	482
Income Tax Expense	(35)	(74)	(78)	(127)
Net Income	$104	$190	$231	$355

Net Income Per Share - Basic	$0.35	$0.62	$0.77	$1.16
Net Income Per Share - Diluted	$0.34	$0.62	$0.76	$1.15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
In millions	2025	2024
Net Income	$104	$190
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(7)	4
Pension and Postretirement Benefit Plans	—	3
Currency Translation Adjustment	111	(25)
Total Other Comprehensive Income (Loss), Net of Tax	104	(18)
Total Comprehensive Income	$208	$172

	Six Months Ended June 30,
In millions	2025	2024
Net Income	$231	$355
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(2)	3
Pension and Postretirement Benefit Plans	—	3
Currency Translation Adjustment	188	(82)
Total Other Comprehensive Income (Loss), Net of Tax	186	(76)
Total Comprehensive Income	$417	$279

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$120	$157
Receivables, Net	866	759
Inventories, Net	1,805	1,754
Assets Held for Sale	18	15
Other Current Assets	159	99
Total Current Assets	2,968	2,784
Property, Plant and Equipment, Net	5,598	5,258
Goodwill	2,063	1,993
Intangible Assets, Net	698	667
Other Assets	468	442
Total Assets	$11,795	$11,144

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$443	$39
Accounts Payable	977	1,116
Compensation and Employee Benefits	188	176
Interest Payable	70	73
Income Tax Payable	9	15
Other Accrued Liabilities	385	484
Total Current Liabilities	2,072	1,903
Long-Term Debt	5,392	5,145
Deferred Income Tax Liabilities	626	613
Accrued Pension and Postretirement Benefits	99	94
Other Noncurrent Liabilities	387	376

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 297,068,106 and 300,163,372 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Capital in Excess of Par Value	1,990	2,054
Retained Earnings	1,494	1,410
Accumulated Other Comprehensive Loss	(269)	(455)
Total Graphic Packaging Holding Company Shareholders' Equity	3,218	3,012
Noncontrolling Interest	1	1
Total Equity	3,219	3,013
Total Liabilities and Shareholders' Equity	$11,795	$11,144

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2024	300,163,372	$3	$2,054	$1,410	$(455)	$1	$3,013
Net Income	—	—	—	127	—	—	127
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	5	—	5
Currency Translation Adjustment	—	—	—	—	77	—	77
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(31)	—	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,590,909	—	—	—	—	—	—
Balances at March 31, 2025	301,754,281	$3	$2,023	$1,504	$(373)	$1	$3,158
Net Income	—	—	—	104	—	—	104
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(7)	—	(7)
Currency Translation Adjustment	—	—	—	—	111	—	111
Repurchase of Common Stock(a)	(4,982,296)	—	(31)	(81)	—	—	(112)
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(2)	—	—	—	(2)
Issuance of Shares for Stock-Based Awards	111,079	—	—	—	—	—	—
Balances at June 30, 2025	296,883,064	$3	$1,990	$1,494	$(269)	$1	$3,219
(a) Includes 185,042 shares repurchased but not yet settled as of June 30, 2025.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2023	306,058,815	$3	$2,062	$1,029	$(313)	$1	$2,782
Net Income	—	—	—	165	—	—	165
Other Comprehensive (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(1)	—	(1)
Currency Translation Adjustment	—	—	—	—	(57)	—	(57)
Dividends Declared	—	—	—	(31)	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,234,251	—	—	—	—	—	—
Balances at March 31, 2024	307,293,066	$3	$2,062	$1,163	$(371)	$1	$2,858
Net Income	—	—	—	190	—	—	190
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	4	—	4
Pension and Postretirement Benefit Plans	—	—	—	—	3	—	3
Currency Translation Adjustment	—	—	—	—	(25)	—	(25)
Repurchase of Common Stock	(7,243,734)	—	(46)	(156)	—	—	(202)
Dividends Declared	—	—	—	(30)	—	—	(30)
Recognition of Stock-Based Compensation, Net	—	—	15	—	—	—	15
Issuance of Shares for Stock-Based Awards	52,639	—	—	—	—	—	—
Balances at June 30, 2024	300,101,971	$3	$2,031	$1,167	$(389)	$1	$2,813

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$231	$355
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	261	281
Amortization of Deferred Debt Issuance Costs	3	3
Deferred Income Taxes	16	(70)
Gain on Disposal of Business	—	(75)
Share-Based Compensation Expense, Net	(1)	37
Other, Net	(13)	(10)
Changes in Operating Assets and Liabilities	(404)	(357)
Net Cash Provided by Operating Activities	93	164

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(541)	(580)
Acquisition of Businesses and Assets	(29)	—
Proceeds from the Sale of Business and Properties	12	711
Beneficial Interest on Sold Receivables	110	96
Beneficial Interest Obtained in Exchange for Proceeds	(54)	(50)
Other, Net	(3)	(2)
Net Cash (Used in) Provided by Investing Activities	(505)	175

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(110)	(200)
Proceeds from Issuance of Debt	99	756
Payments on Debt	(6)	(19)
Retirement of Long-Term Debt	—	(400)
Borrowings under Revolving Credit Facilities	2,077	2,479
Payments on Revolving Credit Facilities	(1,599)	(2,892)
Repurchase of Common Stock related to Share-Based Payments	(32)	(23)
Debt Issuance Costs	(1)	(14)
Dividends Paid	(63)	(61)
Other, Net	(3)	6
Net Cash Provided by (Used in) Financing Activities	362	(368)
Decrease in Cash and Cash Equivalents	(50)	(29)
Effect of Exchange Rate Changes on Cash	13	(8)
Net Decrease in Cash and Cash Equivalents	(37)	(37)
Cash and Cash Equivalents at Beginning of Period	157	162
Cash and Cash Equivalents at End of Period	$120	$125

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$86	$74
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	26	30

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business

Graphic Packaging Holding Company ("GPHC" and, together with its subsidiaries, the "Company") is committed to creating consumer packaging that makes a world of difference. The Company is a leading producer of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, paperboard canisters, as well as cups and bowls made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard.

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and health care. We produce packaging solutions at over 100 locations in over 20 countries around the world, serving customers ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacturing, and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases the majority of the paperboard it consumes in its International Paperboard Packaging operations from third parties.

Graphic Packaging works closely with its customers to understand their needs and goals and to create new and innovative designs customized to their specific needs. The Company's approach serves to build and strengthen long-term relationships with purchasing, brand management, marketing, and other key customer functions. The Company is organized to bring the full resources of its global and local innovation, design, and manufacturing capabilities to all of its customers with the goal of delivering packaging solutions that are more circular, more functional, and more convenient.

Basis of Presentation and Principles of Consolidation

The Company's Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

In the Company's opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the interim periods. The Company's year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

Revenue Recognition

The Company manufactures and converts paperboard for and into consumer packaging made from renewable or recycled materials, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 9 - Segment Information". All reportable segments and the Paperboard Manufacturing operating segment recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2025 and 2024, the Company recognized $2,193 million and $2,228 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2025 and 2024, the Company recognized $4,303 million and $4,479 million, respectively, of revenue from contracts with customers.

The transaction price allocated to each performance obligation consists of the stand-alone selling price, estimates of rebates and other sales or contract renewal incentives, and cash discounts and sales returns ("Variable Consideration") and excludes sales tax. Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Purchases by the Company's principal customers are manufactured and shipped with minimal lead time, therefore performance obligations are generally satisfied shortly after manufacturing and shipment. The Company uses standard payment terms that are consistent with industry practice.

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2025 and December 31, 2024, contract assets were $24 million. The Company's contract liabilities consist principally of rebates, and as of June 30, 2025 and December 31, 2024 were $48 million and $69 million, respectively.

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

The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. A portion of the Company's European receivables program proceeds do not meet the requirements to be accounted for as sales of receivables and are therefore reflected in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows as "Beneficial Interest on Sold Receivables" and "Beneficial Interest Obtained in Exchange for Proceeds". The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
In millions	2025	2024
Receivables Sold and Derecognized	$1,816	$1,809
Proceeds Collected on Behalf of Financial Institutions	1,756	1,796
Net Proceeds Paid to Financial Institutions	(7)	(31)
Deferred Purchase Price at June 30(a)	34	27
Pledged Receivables at June 30	140	152
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $842 million and $778 million as of June 30, 2025 and December 31, 2024, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2025 and 2024, the Company sold receivables of $548 million and $516 million, respectively, related to these arrangements.

Share Repurchases and Dividends

On April 30, 2025, the Company's Board of Directors authorized an additional share repurchase program to allow the Company to purchase up to $1.5 billion of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2025 share repurchase program"). The previous $500 million share repurchase program was authorized on July 27, 2023 (the "2023 share repurchase program"), in addition to the $500 million share repurchase program that was authorized on January 28, 2019 (the "2019 share repurchase program"), which was completed in May 2024. At June 30, 2025, the Company had $1.754 billion available for additional repurchases under the 2025 and 2023 share repurchase programs.

The following table presents the Company's share repurchases under the 2023 share repurchase program for the six months ended June 30, 2025 and 2024, respectively:

Amount repurchased in millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2025(a)	$111	4,982,296	$22.26
2024(a)(b)	$200	7,243,734	$27.61
(a) Excluding $1 million and $2 million of excise taxes incurred in 2025 and 2024, respectively.
(b) Includes $65 million shares repurchased under the 2019 share repurchase program thereby completing that program.

During the first six months of 2025, the Company's Board of Directors declared two regular quarterly dividends of $0.11 per share of common stock to shareholders of record as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Date Declared	Record Date	Payment Date
February 4, 2025	March 15, 2025	April 5, 2025
May 22, 2025	June 15, 2025	July 5, 2025

Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the supplier finance program. Amounts due to the Company's suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $33 million and $30 million payable to suppliers who elected to participate in the SFP program as of June 30, 2025 and December 31, 2024, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company's Condensed Consolidated Balance Sheets were $141 million and $198 million as of June 30, 2025 and December 31, 2024, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Exit Activities(a)	$13	$13	$27	$22
(Gains)/Charges Associated with Divestitures(b)	—	(74)	1	(72)
Charges Associated with Business Combinations	—	—	—	1
Other Special Items(c)(d)	—	5	(3)	10
Total	$13	$(56)	$25	$(39)
(a) Relates to the Company's closures of its two smaller recycled paperboard manufacturing facilities, the closures of multiple packaging facilities and start-up charges for the new recycled paperboard manufacturing facility in Waco, Texas (see "Note 12 - Exit Activities").
(b) Relates to the Company's divestiture of its Augusta, Georgia bleached paperboard manufacturing facility (the "Augusta Divestiture") in Q2 2024.
(c) In 2025, $3 million was credited to compensation expense for stock incentive plans due to Company performance adjustments for the 2024 and 2025 grant of performance-based restricted stock units previously expensed in 2024, related to the new terms of the 2024 grant under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the "2014 Plan") (see "Note 4 - Stock Incentive Plans").
(d) In 2024, these costs include $3 million related to the devaluation of the Nigerian Naira and $6 million related to the change in terms of the 2024 grants of restricted stock units under the 2014 plan (see "Note 4 - Stock Incentive Plans") through June 30, 2024.

On May 1, 2024, the Company completed the Augusta Divestiture to Clearwater Paper Corporation for a total consideration of $711 million. The gain associated with this divestiture is included in (Gains)/Charges Associated with Divestitures in the table above. For more information, see "Note 13 - Divestitures".

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company closed by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities. Charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 12 - Exit Activities". Current Assets on the Condensed Consolidated Balance Sheet also includes $14 million relating to multiple packaging facilities that met the held for sale criteria as of June 30, 2025.

On February 7, 2023, the Company announced its plan to build a new recycled paperboard manufacturing facility located in Waco, Texas. In conjunction with the completion of this project, the Company closed its Middletown, Ohio, recycled paperboard manufacturing facility in May 2025 and expects to close another smaller recycled paperboard manufacturing facility in order to consolidate production into fewer, more efficient locations. Charges associated with these two closures are included in Exit Activities in the table above. For more information, see "Note 12 - Exit Activities".

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the third quarter of 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. Through December 31, 2024, the Company incurred charges of $20 million related to the write-off of inventory and accelerated depreciation for the assets included in Costs of Sales in the Company's Condensed Consolidated Statements of Operations and $8 million for dismantling of the recycled paperboard machine for the assets included in Exit Activities. Through June 30, 2024 the company had incurred charges of $2 million for the dismantling of the recycled paperboard machine and included in Exit Activities in the table above.

Adoption of New Accounting Standards

There have been no new accounting standards adopted since the filing of the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024 that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity's income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its disclosures.

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	June 30, 2025	December 31, 2024
Finished Goods	$574	$552
Work in Progress	216	209
Raw Materials	714	724
Supplies	301	269
Total	$1,805	$1,754

NOTE 3 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	June 30, 2025	December 31, 2024
Short-Term Borrowings	$19	$18
Current Portion of Finance Leases	7	7
Current Portion of Long-Term Debt	417	14
Total	$443	$39

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	June 30, 2025	December 31, 2024
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.51%, payable in 2026(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.77%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.64%, payable in 2029(a)	341	300
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.78%, payable in 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375%, effective rate of 6.45%, payable in 2032(a)	500	500
Green Bonds, net of unamortized premium with interest payable at 4.00%, effective rate of 1.71%, payable in 2026(a)	103	104
Green Bonds, net of unamortized premium with interest payable at 5.00%, effective rate of 4.654%, payable in 2030(a)	100	—
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (5.35% at June 30, 2025), effective rate of 5.35%, payable in 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly payable at floating rates (5.32% at June 30, 2025), effective rate of 5.33%, payable in 2029(a)	50	50
Senior Secured Term Loan A-6 Facility with interest payable monthly payable at floating rates (5.37% at June 30, 2025), effective rate of 5.38%, payable in 2029(a)	200	200
Senior Secured Term Loan A-1 Facilities with interest payable at various dates at floating rates (5.92% at June 30, 2025) payable through 2029(a)	491	497
Senior Secured Term Loan Facility (€200 million) with interest payable at various dates at floating rates (3.37% at June 30, 2025) payable through 2029(a)	235	207
Senior Secured Revolving Credit Facilities with interest payable at floating rates (5.86% at June 30, 2025) payable in 2029(a)(b)	1,098	610
Finance Leases	144	145
Other	3	3
Total Long-Term Debt Including Current Portion	5,840	5,191
Less: Current Portion	424	21
Total Long-term Debt Excluding Current Portion	5,416	5,170
Less: Unamortized Debt Deferred Issuance Costs	24	25
Total Long-Term Debt	$5,392	$5,145
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries.
(b) The year-to-date weighted average effective interest rates for the Company's Senior Secured Revolving Credit Facilities were 5.86% and 6.65% as of June 30, 2025 and December 31, 2024, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

On May 29, 2025, the Company, through its subsidiary Graphic Packaging International, LLC ("GPIL"), completed a $100 million tax-exempt green bond transaction through the Mission Economic Development Corporation's Private Activity Bond Program (the "Green Bonds"). The Green Bonds are special limited obligations of the Mission Economic Development Corporation (the "Issuer") payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Issuer and GPIL. The Green Bonds mature and must be redeemed by the Company in 2030, but can be reissued under certain conditions until 2064. The Green Bonds were issued at a price of 101.904% and bear interest at an annual rate of 5.0%. The equivalent yield is 4.57%. The net proceeds of $99.1 million were used to fund a portion of GPIL's spend on construction of the new recycled paperboard manufacturing facility located in Waco, Texas ("The Project"). The bonds have been designated as Green Bonds because: 1) the proceeds were used to finance a solid waste disposal/recycling facility; and 2) the Project will promote environmental sustainability through expected reductions in the intensity of greenhouse gas emissions, energy usage and water usage.

At June 30, 2025, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,900	$1,027	$871
Senior Secured International Revolving Credit Facility	211	71	140
Other International Facilities	51	22	29
Total	$2,162	$1,120	$1,040
(a) In accordance with its debt agreements, the Company's availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of June 30, 2025, which expire at various dates through 2025 unless extended. The Company also had $31 million of standby letters of credit issued under a separate unsecured facility as of June 30, 2025, which do not have any impact on the Company's availability under its revolving credit facilities. The standby letters of credit are primarily related to the Company's workers' compensation programs and project development activities.

Covenant Agreements

The Covenants in the Company's Fifth Amended and Restated Credit Agreement (the "Current Credit Agreement") and the supplemental indentures governing the 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the "Indentures"), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of June 30, 2025, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 4 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the "2024 Plan"). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC's authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of June 30, 2025, there were 9.7 million shares remaining available for grant under the 2024 Plan.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2024 and 2014 Plans and related RSU grant agreements, RSUs granted to employees generally vest and become payable in one to three years from the date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets that must be met for the performance RSUs to vest, and a relative total shareholder return modifier. The 2022 and 2023 award agreements contain vesting provisions that allow retiring employees to vest on a daily pro-rata basis from the date of grant through their retirement date. In the 2024 and 2025 grant agreements, the vesting provisions were changed to allow retiring employees to vest in full upon an eligible retirement. This change required the Company to accelerate the recognition of the compensation expense for the 2024 and 2025 grants for active retirement-eligible employees. Retirement eligibility is dependent upon meeting certain age and/or years of service and notice requirements.

RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. RSAs issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and RSAs granted in the first six months of 2025 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs - Employees and Non-Employee Directors	1,479,667	$26.59
RSAs - Board of Directors	35,075	$22.81

During the six months ended June 30, 2025, $1 million was credited to compensation expense for stock incentive plans due to Company performance adjustments on performance-based awards. $3 million was credited to the expense in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations, which represents the incremental expense and related performance adjustments related to the change of vesting provisions in the 2024 and 2025 grants versus the 2023 grants. $2 million of expense is included in Selling, General and Administrative in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2024, $38 million was charged to compensation expense for stock incentive plans. $32 million of the expense was charged to Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. $6 million was charged to Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations, which represents the incremental expense related to new vesting provisions in the 2024 grants versus the 2023 grants.

During the six months ended June 30, 2025 and 2024, 1.7 million and 1.3 million shares, respectively, were issued. The shares issued were primarily related to RSUs granted to employees during 2022 and 2021 and equity grants to non-employee directors.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and Other Postretirement Expense

The pension and other postretirement expenses related to the Company's plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Components of Net Periodic Cost:
Service Cost	$2	$1	$3	$3	$—	$—	$—	$—
Interest Cost	5	6	11	11	—	—	—	—
Expected Return on Plan Assets	(6)	(6)	(12)	(11)	—	—	—	—
Net Curtailment/Settlement Loss	—	1	—	1	—	—	—	—
Amortization:
Actuarial Loss (Gain)	1	1	2	2	—	(1)	—	(1)
Net Periodic Cost (Benefit)	$2	$3	$4	$6	$—	$(1)	$—	$(1)

Employer Contributions

The Company made $3 million and $4 million of contributions to its pension plans during the first six months of 2025 and 2024, respectively. The Company expects to make contributions in the range of $10 million to $15 million for the full year of 2025.

The Company made $1 million of postretirement health care benefit contributions during the first six months of 2025 and 2024. For the full year 2025, the Company expects to make approximately $2 million in contributions to its postretirement health care plans.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure and presented in the same line of the Condensed Consolidated Statements of Operations expected for the hedged item.

For more information regarding the Company's financial instruments and fair value measurement, see "Note 10 - Financial Instruments, Derivatives and Hedging Activities" and "Note 11 - Fair Value Measurement" of the Notes to Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facilities. Changes in fair value are subsequently reclassified into earnings as a component of Interest Expense, Net in the Condensed Consolidated Statements of Operations as interest is incurred on amounts outstanding under the term loan facilities.

The following table summarizes the Company's current interest rate swap positions as of June 30, 2025.

Start	End	Notional Amount (In Millions)	Weighted Average Interest Rate
05/01/2025	05/01/2027	$500	3.50%

As of June 30, 2024, the Company had no outstanding interest rate swaps.

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first six months of 2025 and 2024, there were no amounts of ineffectiveness. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and the resulting gain or loss reclassified into Cost of Sales in the Condensed Consolidated Statements of Operations concurrently with the recognition of the commodity consumed. On May 1, 2024, the Company completed the Augusta divestiture. The allocation of natural gas swap contracts identified for Augusta were dedesignated and treated as a derivative not designated as hedges on a go-forward basis until the contracts' expiration in 2024. Charges associated with these dedesignated hedges were recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations. The Company has hedged approximately 55% and 20% of its expected natural gas usage for the remainder of 2025 and 2026, respectively.

During the first six months of 2025 and 2024, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and gains/losses related to these contracts are recognized in Other Expense, Net or Net Sales in the Condensed Consolidated Statements of Operations, when appropriate.

At June 30, 2025, multiple forward exchange contracts existed that expire on various dates through the remainder of 2025. Those purchased forward exchange contracts, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2025, had notional amounts totaling $61 million.

There were no forward exchange contracts outstanding in 2024.

No amounts were reclassified to earnings during the first six months of 2025 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2025 and December 31, 2024, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2025 and December 31, 2024, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2025 and December 31, 2024, had net notional amounts totaling $160 million and $116 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net in the Condensed Consolidated Statements of Operations and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Fair Value of Financial Instruments

The Company's derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are Level 2 in the fair value hierarchy. Level 2 inputs are defined as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. The Company uses valuation techniques based on discounted cash flow analyses, which reflect the terms of the derivatives and use observable market-based inputs, including forward rates, and uses market price quotations obtained from independent derivatives brokers, corroborated with information obtained from independent pricing service providers.

As of June 30, 2025, there has not been any significant impact to the fair value of the Company's derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company's derivative assets based on evaluation of the Company's counterparties' credit risks. As of June 30, 2025, the Company had foreign currency contract derivative liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets of $1 million. As of December 31, 2024, there were no foreign currency contracts outstanding. As of June 30, 2025, the Company had immaterial commodity contract derivative assets, which were included in Other Current Assets on the Consolidated Balance Sheets. As of December 31, 2024, the Company had commodity contract derivative assets, which were included in Other Current Assets on the Consolidated Balance Sheets of $1 million, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of the Company's other financial assets and liabilities at June 30, 2025 and December 31, 2024 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company's Long-Term Debt (excluding finance leases and deferred financing fees) was $5,603 million and $4,894 million as compared to the carrying amounts of $5,696 million and $5,046 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of the Company's Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company's Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss				Location in Statement of Operations	Amount of (Gain) Loss Recognized in Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024		2025	2024	2025	2024
Commodity Contracts	$8	$(2)	$—	$3	Cost of Sales	$(1)	$3	$(2)	$8
Foreign Currency Contracts	1	—	1	—	Other Expense, Net	—	—	—	—
Interest Rate Swap Agreements	(1)	—	(1)	—	Interest Expense, Net	(1)	—	(1)	(1)
Total	$8	$(2)	$—	$3	Total	$(2)	$3	$(3)	$7

At June 30, 2025, the Company expects to reclassify $1 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company's Condensed Consolidated Statements of Operations is as follows:

		Amount of Loss (Gain) Recognized in Condensed Consolidated Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Location in Statement of Operations	2025	2024	2025	2024
Foreign Currency Contracts	Other Expense, Net	$7	$(1)	$9	$(6)
Commodity Contracts	Business Combinations, Exit Activities and Other Special Items, Net	—	2	—	2
Total		$7	$1	$9	$(4)

NOTE 7 — INCOME TAXES

During the six months ended June 30, 2025, the Company recognized Income Tax Expense of $78 million on Income before Income Taxes of $309 million. The effective tax rate for the six months ended June 30, 2025 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock units that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the six months ended June 30, 2024, the Company recognized Income Tax Expense of $127 million on Income before Income Taxes of $482 million. The effective tax rate for the six months ended June 30, 2024 is different from the statutory rate primarily due to the write-off of non-deductible book goodwill associated with the divestiture of Augusta, as well as discrete tax adjustments including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period, and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

Recent Developments and Economic Conditions

H.R. 1, "The One Big Beautiful Bill Act", was signed into law on July 4, 2025. For more information, see "Note 14 - Subsequent Events".

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 — ENVIRONMENTAL AND LEGAL MATTERS

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, the recycling of packaging and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company's consolidated financial position, results of operations or cash flows. Any failure to comply with environmental or health and safety laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.

Some of the Company's current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate further investigation and may result in remediation activities at those facilities.

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

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 9 — SEGMENT INFORMATION

During the first quarter of 2025, the Company realigned its financial reporting structure under two reportable segments, Americas Paperboard Packaging and International Paperboard Packaging. This structure aligns with how the Chief Operating Decision Maker ("CODM") measures segments' operating results, allocates resources among the operating segments and assesses segment performance. Prior to the reorganization, the Company's historical reportable segments were Americas Paperboard Packaging, Europe Paperboard Packaging, and Paperboard Manufacturing.

The Company's reportable segments are described as follows:

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods ("CPG") companies serving the food, beverage, and consumer product markets and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants ("QSR") in the Americas.

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

The Company's CODM, who is responsible for allocating resources, assessing performance of the operating segments and making strategic decisions, has been identified as the Chief Executive Officer. The evaluation of operating segment performance is based primarily on Income from Operations. Each segment maintains separate financial information, and the CODM evaluates the segments' operating results on a regular basis.

The Company recast prior-period segment disclosures given the change in its reportable segments. This change has no impact on the Company's consolidated operating results. The accounting policies of the reportable segments are the same as those described above in "Note 1 - General Information".

Reportable segment information for the three and six months ended June 30, 2025 is as follows:

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,511	$560	$133	$2,204
Cost of Sales(b)	1,226	460	98	1,784
Selling, General and Administrative(b)	90	65	49	204
Other(c)	8	6	9	23
Income (Loss) from Operations	$187	$29	$(23)	$193

Other Segment Information
Capital Expenditures	$29	$18	$181	$228
Depreciation and Amortization	39	31	60	130

	Six Months Ended June 30, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$2,987	$1,083	$254	$4,324
Cost of Sales(b)	2,367	881	211	3,459
Selling, General and Administrative(b)	184	126	90	400
Other(c)	21	7	23	51
Income (Loss) from Operations	$415	$69	$(70)	$414

Other Segment Information
Capital Expenditures	$48	$42	$451	$541
Depreciation and Amortization	82	60	119	261
(a) Revenue from sales of paperboard to third parties are reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities for all segments presented (see "Note 12 - Exit Activities").
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see "Note 1 - General Information").

Reportable segment information for the three and six months ended June 30, 2024 is as follows:

	Three Months Ended June 30, 2024
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,551	$531	$155	$2,237
Cost of Sales(b)	1,213	427	116	1,756
Selling, General and Administrative(b)	93	59	45	197
Other(c)	16	10	(66)	(40)
Income (Loss) from Operations	$229	$35	$60	$324

Other Segment Information
Capital Expenditures	$33	$16	$200	$249
Depreciation and Amortization	48	30	55	133

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2024
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$3,082	$1,056	$358	$4,496
Cost of Sales(b)	2,348	841	300	3,489
Selling, General and Administrative(b)	192	120	100	412
Other(c)	32	26	(65)	(7)
Income (Loss) from Operations	$510	$69	$23	$602

Other Segment Information
Capital Expenditures	$95	$53	$432	$580
Depreciation and Amortization	105	59	117	281
(a) Revenue from sales of paperboard to third parties are reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities for all segments presented (see "Note 12 - Exit Activities").
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see "Note 1 - General Information").

NOTE 10 — EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2025	2024	2025	2024
Net Income	$104	$190	$231	$355
Weighted Average Shares:
Basic	301.2	305.7	301.7	306.7
Dilutive Effect of RSUs	0.4	1.2	0.7	1.2
Diluted	301.6	306.9	302.4	307.9
Earnings Per Share – Basic	$0.35	$0.62	$0.77	$1.16
Earnings Per Share – Diluted	$0.34	$0.62	$0.76	$1.15

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the six months ended June 30, 2025:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2024	$6	$(107)	$(354)	$(455)
Other Comprehensive (Loss) Income before Reclassifications	—	(1)	188	187
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	(2)	1	—	(1)
Net Current-period Other Comprehensive (Loss) Income	(2)	—	188	186
Balance at June 30, 2025	$4	$(107)	$(166)	$(269)
(a) See following table for details about these reclassifications.

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the six months ended June 30, 2025:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(2)		Cost of Sales
Interest Rate Swap Agreements	(1)		Other Expense, Net
	(3)		Total before Tax
	1		Tax Expense
	$(2)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$2	(a)
	$2		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$(1)		Total Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see "Note 5 - Pensions and Other Postretirement Benefits").

NOTE 12 — EXIT ACTIVITIES

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company closed by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities. The costs associated with these exit activities are included in the table below for the three and six months ended June 30, 2025 and 2024.

On February 7, 2023, the Company announced its plan to build a new recycled paperboard manufacturing facility located in Waco, Texas. In conjunction with this project, the Company closed its Middletown, Ohio recycled paperboard manufacturing facility in May 2025 and expects to close another smaller recycled paperboard manufacturing facility in order to consolidate production into fewer, more efficient locations. The costs associated with these exit activities are included in the table below for the three and six months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025 and 2024, the Company recorded $35 million and $37 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine are recorded in the period in which they are incurred.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the costs incurred during the three and six months ended June 30, 2025 and 2024 related to these restructurings:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Location in Statement of Operations	2025	2024	2025	2024
Asset Write-Offs and Start-Up Costs(a)	Business Combinations, Exit Activities and Other Special Items, Net	$9	$8	$21	$15
Severance Costs and Other(b)	Business Combinations, Exit Activities and Other Special Items, Net	4	5	6	7
Accelerated Depreciation	Cost of Sales	4	3	8	15
Total		$17	$16	$35	$37
(a) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.
(b) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see "Note 1 - Business Combinations, Exit Activities and Other Special Items, Net").

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2024	$33
Costs Incurred	6
Payments	(17)
Adjustments(a)	(3)
Balance at June 30, 2025	$19
(a) Adjustments related to changes in estimates of severance costs.

As a result of the announced closures of the recycled paperboard manufacturing facilities, the Company has incurred charges within Corporate and Other for post-employment benefits, retention bonuses and incentives of $21 million, and accelerated depreciation, inventory and asset write-offs of $19 million from announcement date through June 30, 2025. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $21 million to $25 million and for accelerated depreciation, inventory and asset write-offs in the range of $19 million to $20 million through 2026.

Due to the expected closures of the packaging facilities and other exit activities, the Company has incurred charges within the Americas Paperboard Packaging and International Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $18 million from announcement date through June 30, 2025. The Company also incurred charges within the Americas Paperboard Packaging and International Paperboard Packaging reportable segments for accelerated depreciation, inventory and asset write-offs of $24 million from announcement date through June 30, 2025. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $18 million to $20 million and for accelerated depreciation, inventory and asset write-offs in the range of $25 million to $27 million through 2025.

Additionally, the Company has incurred start-up charges within Corporate and Other for the new recycled paperboard manufacturing facility in Waco of $31 million from announcement date through June 30, 2025. The Company expects to incur total start-up charges of approximately $65 million to $75 million for the new recycled paperboard manufacturing facility through 2026.

NOTE 13 — DIVESTITURES

Divestiture of Augusta Paperboard Manufacturing Facility

On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the "Augusta Divestiture") to Clearwater Paper Corporation for total consideration of $711 million. The operating results of the Augusta Divestiture for the four months ended April 30, 2024 are included in the Company's Sales and Income before Income Taxes in the Condensed Consolidated Statements of Operations. Total Net Sales and Income before Income Taxes for the Augusta Operations during this time were $144 million and $21 million, respectively. The Augusta Divestiture did not qualify as discontinued operations as it did not represent a strategic shift that will have a major impact on the Company's operations or financial results. The Augusta Divestiture resulted in a $75 million gain on sale of business (net of transaction costs), including goodwill allocated to the sale of $68 million. The Augusta Divestiture is reported and disclosed within Corporate and Other.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impairment and Divestiture of Russian Business

On November 30, 2023, the Company completed the sale of its two packaging facilities in Russia (the "Russian Operations") to former members of management (the "Buyer") for total consideration of $67 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the "Vendor Loan"). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $52 million against the Vendor Loan receivable. Through June 30, 2025, the Buyer has repaid $2 million of the Vendor Loan. The Vendor Loan is included in Other Assets on the Condensed Consolidated Balance Sheets.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable (the "Loan Payable"), which will mature in 2037. The Loan Payable totaling $36 million is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

NOTE 14 — SUBSEQUENT EVENTS

H.R. 1, "The One Big Beautiful Bill Act" ("OBBBA" or "the Act"), was signed into law on July 4, 2025. Among the Act's provisions, the new law extends or modifies several elements of the 2017 Tax Cuts and Jobs Act (TCJA), including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective in future periods. ASC 740, "Income Taxes", requires the effects of changes in tax laws to be recognized in the period of enactment. We are currently evaluating the impact of the OBBBA and expect the results of such evaluations to be reflected in our Quarterly Report on Form 10-Q for the period ending September 30, 2025 and in future periods as applicable. We do not expect the changes in the Act to have a material impact on our 2025 estimated annual effective tax rate, however, we do expect the Company's 2025 U.S. federal income tax liability to decrease to zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management's discussion and analysis of financial conditions and results of operations is intended to assist you in understanding the Company's past performance, financial condition and prospects. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 along with the Condensed Consolidated Financial Statements and related notes included in and referred to within this report.

OVERVIEW OF BUSINESS

Graphic Packaging is a leading global producer of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers, and paperboard canisters, as well as cups and bowls, made primarily from unbleached paperboard, recycled paperboard, and bleached paperboard. Paperboard used in its packaging solutions comes from wood fiber, a renewable resource, and from recovered (reused) fiber. Graphic Packaging's consumer packaging is designed to be recycled, and the Company works across the value chain to make it easier for people to recycle. With this focus, the Company plays an active role in support of the move to a more circular economy and a sustainable future for generations to come. Graphic Packaging's commitment to reducing the environmental impact of everyday consumer packaging is fundamental to the Company's strategy, goals, and business purpose.

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and heath care. Graphic Packaging produces packaging solutions at over 100 locations in over 20 countries around the world, serving customers and brands ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacturing, and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, primarily where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases the majority of the paperboard it consumes in its International Paperboard Packaging operations from third parties.

Graphic Packaging works closely with its customers to understand their needs and goals and to create new and innovative designs customized to their specific needs. The Company's approach serves to build and strengthen long-term relationships with purchasing, brand management, marketing, and other key customer functions. The Company is organized to bring the full resources of its global and local innovation, design, and manufacturing capabilities to all of its customers with the goal of delivering packaging solutions that are more circular, more functional, and more convenient.

The Company competes with a wide range of packaging companies whose primary raw materials are paperboard, plastic, multi-layer laminates, shrink film, paper, corrugated board, bio-based materials and other packaging materials. While circularity and sustainability are increasingly important to customers' purchase decisions, the Company also competes on the basis of product innovation, price, and execution capabilities. Many of the Company's multi-year supply contracts include terms which provide for the pass through of certain costs including raw materials, energy, labor and other manufacturing costs with the intention of reducing exposure to the volatility of these costs, many of which are outside of the Company's control.

The Company is implementing strategies (i) to develop and market innovative packaging products and applications that benefit from consumer-led sustainability trends; (ii) to expand market share in its current markets and to identify and penetrate new markets; (iii) to capitalize on the Company's customer relationships, business competencies, and manufacturing facilities; and (iv) to continue to reduce costs and drive productivity through operational improvements. The Company's ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control. Graphic Packaging cannot predict with any certainty the impact that rising interest rates, a global or regional recession, or higher inflation may have on its customers or suppliers. Additionally, it is unable to predict the potential effects that any future pandemic or other global health emergency and widespread military and geopolitical conflicts and other social and political unrest or change, including Eastern Europe, Africa and the Middle East, and related sanctions or market disruptions, may have on its business.

Recent Developments and Economic Conditions

H.R. 1, "The One Big Beautiful Bill Act" ("OBBBA" or "the Act"), was signed into law on July 4, 2025. Among the Act's provisions, the new law extends or modifies several elements of the 2017 Tax Cuts and Jobs Act (TCJA), including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the impact of the OBBBA and expect the results of such evaluations to be reflected in our Quarterly Report on Form 10-Q for the period ending September 30, 2025 and in future periods as applicable. We do not expect the changes in the Act to have a material impact on our 2025 estimated annual effective tax rate, however, we do expect the Company's 2025 U.S. federal income tax liability to decrease to zero.

Acquisitions and Dispositions

•The Company closed its Middletown, Ohio, recycled paperboard manufacturing facility in May 2025.

•On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the "Augusta Divestiture") to Clearwater Paper Corporation for a total consideration of $711 million.

•During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company closed by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities. Current Assets on the Condensed Consolidated Balance Sheet include $14 million relating to multiple packaging facilities that met the held for sale criteria as of June 30, 2025.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net Sales	$2,204	$2,237	$4,324	$4,496
Income from Operations	193	324	414	602
Nonoperating Pension and Postretirement Benefit Expense	(1)	—	(1)	(1)
Interest Expense, Net	(53)	(60)	(104)	(119)
Income before Income Taxes	139	264	309	482
Income Tax Expense	(35)	(74)	(78)	(127)
Net Income	$104	$190	$231	$355

SECOND QUARTER 2025 COMPARED WITH SECOND QUARTER 2024

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2024	Price/ Volume/ Mix	M&A	Foreign Exchange	2025	Decrease	Percent Change
Consolidated	$2,237	$(13)	$(40)	$20	$2,204	$(33)	(1)%

The Company's Net Sales for the three months ended June 30, 2025 decreased by $33 million or 1% to $2,204 million from $2,237 million for the three months ended June 30, 2024, due primarily to the Augusta divestiture in 2024 and reduced open market paperboard volumes and pricing of bleached paperboard ($40 million), partially offset by favorable foreign currency exchange ($20 million). Modest other price declines were partially offset by slightly higher packaging volumes. Innovation sales growth was $61 million driven by sales of the Company's sustainable consumer packaging solutions. Packaging sales were relatively flat in food, beverage, foodservice and household markets, while the health and beauty market increased.

Income from Operations

Income from Operations for the three months ended June 30, 2025 decreased $131 million or 40% to $193 million from $324 million for the three months ended June 30, 2024, due to the Augusta divestiture in 2024 (which includes the gain of $75 million) and reduced open market paperboard volumes and pricing of bleached paperboard, lower packaging price ($23 million), other inflation (primarily labor and benefits) of $26 million and commodity inflation (including energy, chemicals, purchased materials and logistics, partially offset by secondary fiber) of $10 million and negative performance, where actions to reduce inventories was partially offset by cost savings from continuous improvements and other programs and productivity improvements, including benefits from capital projects. Partially offsetting these declines were modestly higher packaging volumes and favorable foreign currency exchange of $10 million. Additionally, Income from Operations, excluding the gain from the Augusta divestiture in 2024, was favorably impacted by a reduction in other special charges of $6 million.

Interest Expense, Net

Interest Expense, Net was $53 million and $60 million for the three months ended June 30, 2025 and 2024, respectively. Interest Expense, Net decreased primarily due to an increase in capitalized interest because of the Waco project. As of June 30, 2025, approximately 32% of the Company's total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2025, the Company recognized Income Tax Expense of $35 million on Income before Income Taxes of $139 million. The effective tax rate for the three months ended June 30, 2025 is different from the statutory rate primarily due to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended June 30, 2024, the Company recognized Income Tax Expense of $74 million on Income before Income Taxes of $264 million. The effective tax rate for the three months ended June 30, 2024 is different from the statutory rate primarily due to the write-off of non-deductible book goodwill associated with the divestiture of Augusta in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

FIRST SIX MONTHS OF 2025 COMPARED WITH FIRST SIX MONTHS OF 2024

Net Sales

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2024	Price/ Volume/ Mix	M&A	Exchange	2025	Decrease	Percent Change
Consolidated	$4,496	$(23)	$(142)	$(7)	$4,324	$(172)	(4)%

The Company's Net Sales for the six months ended June 30, 2025 decreased by $172 million or 4% to $4,324 million from $4,496 million for the six months ended June 30, 2024 due to the Augusta divestiture in 2024 and reduced open market paperboard volumes and pricing of bleached paperboard, and unfavorable foreign currency exchange ($7 million). Modest other price declines were partially offset by slightly higher packaging volumes. Innovation sales growth was $105 million driven by conversions to our sustainable consumer packaging solutions. Packaging sales were relatively flat in food, beverage, foodservice and household markets, while the health and beauty market increased.

Income from Operations

Income from Operations for the six months ended June 30, 2025 decreased $188 million or 31% to $414 million from $602 million for the six months ended June 30, 2024, due to the Augusta divestiture in 2024 (which includes a gain of $75 million) and reduced open market paperboard volumes and pricing of bleached paperboard, lower packaging price ($47 million), and commodity inflation (including purchased materials, energy, chemicals, and logistics, partially offset by secondary fiber) of $30 million. Other costs including labor and benefits inflation were more than offset by savings from continuous improvement and other programs and productivity improvements. Foreign currency exchange was also favorable of $4 million. Income from Operations was also favorably impacted by a reduction in accelerated depreciation related to the closures of several packaging and paperboard facilities of $7 million (refer to "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information) and excluding the gain from the Augusta divestiture in 2024, was favorably impacted by a reduction in other special charges of $11 million.

Interest Expense, Net

Interest Expense, Net was $104 million and $119 million for the six months ended June 30, 2025 and 2024, respectively. Interest Expense, Net decreased primarily due to an increase in capitalized interest primarily due to the Waco project.

Income Tax Expense

During the six months ended June 30, 2025, the Company recognized Income Tax Expense of $78 million on Income before Income Taxes of $309 million. The effective tax rate for the six months ended June 30, 2025 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on restricted stock units that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the six months ended June 30, 2024, the Company recognized Income Tax Expense of $127 million on Income before Income Taxes of $482 million. The effective tax rate for the six months ended June 30, 2024 is different from the statutory rate primarily due to the write-off of non-deductible book goodwill associated with the divestiture of Augusta as well as discrete tax adjustments including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period, and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

Segment Reporting

During the first quarter of 2025, the Company realigned its financial reporting structure under two reportable segments, Americas Paperboard Packaging and International Paperboard Packaging. This structure aligns with how the Chief Operating Decision Maker ("CODM") measures segment operating results, allocates resources among the segments and assesses segment performance.

The Company's reportable segments are as follows:

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods ("CPG") companies serving the food, beverage, and consumer product markets and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants ("QSR") in the Americas.

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

The Company's CODM evaluates each segment based primarily on Income from Operations. The accounting policies of the reportable segments are the same as those described in "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
NET SALES:
Americas Paperboard Packaging	$1,511	$1,551	$2,987	$3,082
International Paperboard Packaging	560	531	1,083	1,056
Corporate/Other/Eliminations(a)	133	155	254	358
Total	$2,204	$2,237	$4,324	$4,496

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$187	$229	$415	$510
International Paperboard Packaging(c)	29	35	69	69
Corporate and Other(b)(c)(d)	(23)	60	(70)	23
Total	$193	$324	$414	$602
(a) Includes revenue from the sale of paperboard to third parties.
(b) Includes accelerated depreciation related to exit activities in 2025 and 2024. See "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for further information.
(c) Includes expenses related to business combinations, exit activities and other special items. See "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements for further information.
(d) Includes gain from Augusta Divestiture in 2024. See "Note 13 - Divestitures" in the Notes to Condensed Consolidated Financial Statements for further information.

2025 COMPARED WITH 2024

Second Quarter 2025 Compared to Second Quarter 2024

Americas Paperboard Packaging

Net Sales decreased due to lower pricing and unfavorable foreign currency exchange, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in food and household markets, while beverage and foodservice markets were relatively flat.

Income from Operations decreased due to lower pricing, higher commodity cost and other inflation (primarily labor and benefits) and actions to reduce inventories. These decreases were partially offset by cost savings from continuous improvement and other programs and productivity improvements. Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information).

International Paperboard Packaging

Net Sales increased due to modestly higher packaging volumes, mix, innovation sales growth driven by conversions to our sustainable consumer packaging solutions, and favorable foreign currency exchange, partially offset by lower pricing. Higher packaging sales in food, beverage, foodservice, household and health and beauty markets.

Income from Operations decreased due to lower pricing and higher commodity cost and other inflation (primarily labor and benefits), partially offset by higher packaging volumes and cost savings from continuous improvement and other programs, including benefits from capital projects, and productivity improvements. The impact of foreign currency exchange was relatively flat.

First Six Months of 2025 Compared to First Six Months of 2024

Americas Paperboard Packaging

Net Sales decreased due to lower pricing and unfavorable foreign currency exchange, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in food and beverage markets, while foodservice market was relatively flat.

Income from Operations decreased due to lower pricing, and higher commodity cost and other inflation (primarily labor and benefits) offset by net performance, including cost savings from continuous improvement and other programs and productivity improvements. Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information).

International Paperboard Packaging

Net Sales increased due to innovation sales growth driven by conversions to our sustainable consumer packaging solutions and higher volumes and favorable foreign currency exchange, partly offset by lower pricing and mix. Higher packaging sales in food, foodservice, household, and health and beauty markets, while beverage market was relatively flat.

Income from Operations was flat in the first six months of 2025 compared to the first six month of 2024. Decreases due to lower pricing, commodity inflation, other inflation (primarily labor and benefits) and unfavorable foreign currency exchange were offset by higher packaging volumes and cost savings from continuous improvement and other programs, including benefits from capital projects, and productivity improvements.

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

Cash Flows

	Six Months Ended June 30,
In millions	2025	2024
Net Cash Provided by Operating Activities	$93	$164
Net Cash (Used in) Provided by Investing Activities	(505)	175
Net Cash Provided by (Used in) Financing Activities	362	(368)

Net cash provided by operating activities for the first six months of 2025 totaled $93 million compared to $164 million for the same period in 2024. The decrease was mainly due to lower income from operations and a higher use of cash to fund working capital in 2025 as compared to 2024. Pension contributions for the first six months of 2025 and 2024 were $3 million and $4 million, respectively.

Net cash used in investing activities for the first six months of 2025 totaled $505 million compared to $175 million provided by for the same period in 2024. The Company had capital spending of $541 million ($484 million was capitalized of which $453 million was for adding capacity and improving process capabilities, $9 million for capital spares and $22 million for manufacturing packaging machinery) and $580 million ($553 million was capitalized) in 2025 and 2024, respectively. The elevated levels of capital spending were driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For more information on the construction of the new recycled paperboard manufacturing facility in Waco, Texas, and continued investments made as part of the integration of acquisitions, see "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements. Net cash receipts related to the accounts receivable securitization and sale programs were $56 million and $46 million in 2025 and 2024, respectively. In the prior year, the Company completed the sale to Clearwater Paper Corporation of the Augusta Paperboard Manufacturing Facility on May 1, 2024 for total cash consideration of $711 million. For further discussion of the Company's divestiture of the Augusta Paperboard Manufacturing Facility, see "Note 13 - Divestitures" in the Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities for the first six months of 2025 totaled $362 million compared to $368 million used in the same period in 2024. On May 29, 2025, the Company completed a $100 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program (the "Green Bonds"). The net proceeds of $99 million were used to fund a portion of the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For more information on the Green Bonds, see "Note 3 - Debt" in the Notes to Condensed Consolidated Financial Statements. Current year activities also include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $110 million and payments on debt of $6 million. The Company also paid dividends of $63 million and withheld $32 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. Prior year financing activities included new incremental term facilities consisting of a $50 million Incremental Term A-5 Facility (the "Incremental A-5 Loan") and a $200 million Incremental Term A-6 Facility (the "Incremental Term A-6 Loan"), and an offering of $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2032. For further discussion of the Company's debt and redemptions, see "Note 3 - Debt" in the Notes to Condensed Consolidated Financial Statements. In the prior year, the Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $200 million and payments on debt of $19 million. The Company also paid dividends and distributions of $61 million and withheld $23 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in "Note 3 - Debt" in the Notes to Consolidated Financial Statements, the Senior Notes issued by Graphic Packaging International, LLC ("GPIL" or the "Issuer") are guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries (the "Subsidiary Guarantors"), which consist of all material 100% owned subsidiaries of the issuer other than its foreign subsidiaries (collectively "the Guarantors"). GPIL's remaining subsidiaries (the "Nonguarantor Subsidiaries") include all of GPIL's foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

The results of operations, assets, and liabilities for GPHC and GPIL are substantially the same. The summarized financial information below is presented on a combined basis, consisting of the Issuer and Subsidiary Guarantors (collectively, the "Obligor Group"), and is presented after the elimination of: (i) intercompany transactions and balances among the Issuer and Subsidiary Guarantors, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

In millions	Six Months Ended June 30, 2025
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$3,341
Cost of Sales	2,658
Income from Operations	366
Net Income	197
(a) Includes Net Sales to Nonguarantor Subsidiaries of $338 million.

In millions	June 30, 2025	December 31, 2024
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,540	$1,610
Noncurrent assets	6,904	6,654
Intercompany receivables from Nonguarantors	317	231
Current liabilities	1,573	1,416
Noncurrent liabilities	6,109	5,928

Liquidity and Capital Resources

The Company expects its material cash requirements for the next six months will be for: capital expenditures, periodic required income tax payments, periodic interest and debt service payments on associated debt, as discussed in "Note 5 - Debt" of the Notes to Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in "Note 6 - Leases" of the Notes to Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K, and minimum purchase commitments as discussed in "Note 13 - Commitments" of the Notes to Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund ongoing cash requirements for the foreseeable future, including at least the next twelve months.

Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.00% Green Bonds due 2026, 5.00% Green Bonds due 2030, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Notes due 2032 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "Covenant Restrictions" below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. A portion of the Company's European receivables program proceeds do not meet the requirements to be accounted for as sales of receivables and are therefore reflected in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows as "Beneficial Interest on Sold Receivables" and "Beneficial Interest Obtained in Exchange for Proceeds". The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
In millions	2025	2024
Receivables Sold and Derecognized	$1,816	$1,809
Proceeds Collected on Behalf of Financial Institutions	1,756	1,796
Net Proceeds Paid to Financial Institutions	(7)	(31)
Deferred Purchase Price at June 30(a)	34	27
Pledged Receivables at June 30	140	152
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $842 million and $778 million as of June 30, 2025 and December 31, 2024, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2025 and 2024, the Company sold receivables of $548 million and $516 million, respectively, related to these arrangements.

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the SFP. Amounts due to the Company's suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $33 million and $30 million to suppliers who elected to participate in the SFP program as of June 30, 2025 and December 31, 2024, respectively.

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

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At June 30, 2025, the Company was in compliance with such covenant and the ratio was 3.55 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2025, the Company was in compliance with such covenant and the ratio was 7.03 to 1.00.

As of June 30, 2025, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Environmental Matters

Some of the Company's current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate further investigation and may result in remediation at those facilities. The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company's consolidated financial position, results of operations or cash flows.

For further discussion of the Company's environmental matters, see "Note 8 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company's Condensed Consolidated Financial Statements are those that are important both to the presentation of the Company's financial condition and results of operations and require significant judgments by management with regard to estimates used.

The Company's most critical accounting policies, which require significant judgment or involve complex estimations, are described in the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

The Company performed its annual goodwill impairment tests as of October 1, 2024. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Europe reporting unit had a fair value that exceeded its respective carrying value by 24%, whereas all other reporting units exceeded by more than 69%. The Europe reporting unit had goodwill totaling $535 million at June 30, 2025.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, "Item 7A, Quantitative and Qualitative Disclosure about Market Risk", in the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At June 30, 2025, the Company had active interest rate swap agreements with a combined notional amount of $500 million, expiring on May 1, 2027.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. For more information see "Note 8 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2025 and 2023 share repurchase programs announced on April 30, 2025, and July 27, 2023, respectively. Management was authorized to purchase up to $1.5 billion and $500 million of the Company's issued and outstanding common stock per the 2025 and 2023 share repurchase programs, respectively. During the second quarter of 2025, the Company repurchased 4,982,296 shares.

During the second quarter of 2025, the Company purchased shares of its common stock under the 2023 share repurchase program through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period (2025)	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Programs(a)
April 1, through April 30,	—	$—	77,416,107	73,668,971
May 1, through May 31,	2,555,937	22.73	79,972,044	81,298,622
June 1, through June 30,	2,426,359	21.76	82,398,403	83,230,563
Total	4,982,296	$22.26
(a) Based on the closing price of the Company's common stock as of the end of each period under both the 2023 and 2025 programs.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 29, 2025
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 29, 2025
Charles D. Lischer