Form 10-Q
period 2025-09-30
GRAPHIC PACKAGING HOLDING CO
filed 2025-11-04
CIK 1408075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 295,123,112 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Holding Company ("GPHC" and, together with its subsidiaries, the "Company"), including, but not limited to, expected facility closures in 2025, pension and post-retirement health care plan contributions for 2025, expected reclassification of pre-tax loss from Other Comprehensive Loss to earnings, charges associated with exit activities and the start-up of the Waco Paperboard Manufacturing facility, expected reductions in intensity of greenhouse gas emissions, energy usage and water usage by the Waco manufacturing facility, material cash requirements and primary sources of liquidity and the sufficiency thereof, in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company's ability to implement its business strategies, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company's debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that could impact the Company's ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2024 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Net Sales	$2,190	$2,216	$6,514	$6,712
Cost of Sales	1,756	1,714	5,215	5,203
Selling, General and Administrative	163	191	563	603
Other Expense, Net	15	17	41	49
Business Combinations, Exit Activities and Other Special Items, Net	22	16	47	(23)
Income from Operations	234	278	648	880
Nonoperating Pension and Postretirement Benefit Expense	—	(1)	(1)	(2)
Interest Expense, Net	(53)	(58)	(157)	(177)
Income before Income Taxes and Equity Income of Unconsolidated Entity	181	219	490	701
Income Tax Expense	(40)	(55)	(118)	(182)
Income before Equity Income of Unconsolidated Entity	141	164	372	519
Equity Income of Unconsolidated Entity	1	1	1	1
Net Income	$142	$165	$373	$520

Net Income Per Share - Basic	$0.48	$0.55	$1.24	$1.71
Net Income Per Share - Diluted	$0.48	$0.55	$1.24	$1.70

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
In millions	2025	2024
Net Income	$142	$165
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(2)	1
Pension and Postretirement Benefit Plans	1	—
Currency Translation Adjustment	(2)	51
Total Other Comprehensive (Loss) Income, Net of Tax	(3)	52
Total Comprehensive Income	$139	$217

	Nine Months Ended September 30,
In millions	2025	2024
Net Income	$373	$520
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(4)	4
Pension and Postretirement Benefit Plans	1	3
Currency Translation Adjustment	186	(31)
Total Other Comprehensive Income (Loss), Net of Tax	183	(24)
Total Comprehensive Income	$556	$496

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$120	$157
Receivables, Net	908	759
Inventories, Net	1,785	1,754
Assets Held for Sale	15	15
Other Current Assets	186	99
Total Current Assets	3,014	2,784
Property, Plant and Equipment, Net	5,663	5,258
Goodwill	2,063	1,993
Intangible Assets, Net	683	667
Other Assets	455	442
Total Assets	$11,878	$11,144

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$446	$39
Accounts Payable	857	1,116
Compensation and Employee Benefits	205	176
Interest Payable	51	73
Income Tax Payable	6	15
Other Accrued Liabilities	386	484
Total Current Liabilities	1,951	1,903
Long-Term Debt	5,472	5,145
Deferred Income Tax Liabilities	698	613
Accrued Pension and Postretirement Benefits	95	94
Other Noncurrent Liabilities	376	376

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 295,112,894 and 300,163,372 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Capital in Excess of Par Value	1,979	2,054
Retained Earnings	1,575	1,410
Accumulated Other Comprehensive Loss	(272)	(455)
Total Graphic Packaging Holding Company Shareholders' Equity	3,285	3,012
Noncontrolling Interest	1	1
Total Equity	3,286	3,013
Total Liabilities and Shareholders' Equity	$11,878	$11,144

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2024	300,163,372	$3	$2,054	$1,410	$(455)	$1	$3,013
Net Income	—	—	—	127	—	—	127
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	5	—	5
Currency Translation Adjustment	—	—	—	—	77	—	77
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(31)	—	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,590,909	—	—	—	—	—	—
Balances at March 31, 2025	301,754,281	$3	$2,023	$1,504	$(373)	$1	$3,158
Net Income	—	—	—	104	—	—	104
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(7)	—	(7)
Currency Translation Adjustment	—	—	—	—	111	—	111
Repurchase of Common Stock(a)	(4,982,296)	—	(31)	(81)	—	—	(112)
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(2)	—	—	—	(2)
Issuance of Shares for Stock-Based Awards	111,079	—	—	—	—	—	—
Balances at June 30, 2025	296,883,064	$3	$1,990	$1,494	$(269)	$1	$3,219
Net Income	—	—	—	142	—	—	142
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	(2)	—	(2)
Pension and Postretirement Benefit Plans	—	—	—	—	1	—	1
Currency Translation Adjustment	—	—	—	—	(2)	—	(2)
Repurchase of Common Stock	(1,782,953)	—	(10)	(29)	—	—	(39)
Dividends Declared	—	—	—	(32)	—	—	(32)
Recognition of Stock-Based Compensation, Net	—	—	(1)	—	—	—	(1)
Issuance of Shares for Stock-Based Awards	12,783	—	—	—	—	—	—
Balances at September 30, 2025	295,112,894	$3	$1,979	$1,575	$(272)	$1	$3,286
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

GRAPHIC PACKAGING HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$373	$520
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	387	420
Amortization of Deferred Debt Issuance Costs	4	5
Deferred Income Taxes	91	(108)
Amount of Postretirement Expense Less Than Funding	(5)	(4)
Gain on Disposal of Business	—	(75)
Share-Based Compensation Expense, Net	—	50
Other, Net	(10)	(13)
Changes in Operating Assets and Liabilities	(520)	(444)
Net Cash Provided by Operating Activities	320	351

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(808)	(893)
Acquisition of Businesses and Assets	(29)	—
Proceeds from the Sale of Business and Properties	15	711
Beneficial Interest on Sold Receivables	170	157
Beneficial Interest Obtained in Exchange for Proceeds	(79)	(74)
Other, Net	(5)	(3)
Net Cash Used in Investing Activities	(736)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	(150)	(200)
Proceeds from Issuance of Debt	99	756
Payments on Debt	(9)	(19)
Retirement of Long-Term Debt	—	(700)
Borrowings under Revolving Credit Facilities	2,824	3,822
Payments on Revolving Credit Facilities	(2,261)	(3,815)
Repurchase of Common Stock related to Share-Based Payments	(34)	(24)
Debt Issuance Costs	(1)	(15)
Dividends Paid	(96)	(91)
Other, Net	(6)	6
Net Cash Provided by (Used in) Financing Activities	366	(280)
Decrease in Cash and Cash Equivalents	(50)	(31)
Effect of Exchange Rate Changes on Cash	13	(5)
Net Decrease in Cash and Cash Equivalents	(37)	(36)
Cash and Cash Equivalents at Beginning of Period	157	162
Cash and Cash Equivalents at End of Period	$120	$126

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$122	$116
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	32	89

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended September 30, 2025 and 2024, the Company recognized $2,183 million and $2,206 million, respectively, of revenue from contracts with customers. For the nine months ended September 30, 2025 and 2024, the Company recognized $6,486 million and $6,685 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of September 30, 2025 and December 31, 2024, contract assets were $26 million and $24 million, respectively. The Company's contract liabilities consist principally of rebates, and as of September 30, 2025 and December 31, 2024 were $48 million and $69 million, respectively.

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

The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. Receivables related to the Company's European program are sold in exchange for cash and a Beneficial Interest, therefore, a portion of the proceeds are reflected as "Beneficial Interest on Sold Receivables" and "Beneficial Interest Obtained in Exchange for Proceeds" in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows. The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
In millions	2025	2024
Receivables Sold and Derecognized	$2,725	$2,687
Proceeds Collected on Behalf of Financial Institutions	2,697	2,665
Net Proceeds Paid to Financial Institutions	(42)	(32)
Deferred Purchase Price at September 30(a)	47	35
Pledged Receivables at September 30	140	171
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $809 million and $778 million as of September 30, 2025 and December 31, 2024, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2025 and 2024, the Company sold receivables of $828 million and $793 million, respectively, related to these arrangements.

The fees associated with the sale of receivables for all programs were $14 million and $43 million for the three and nine months ended September 30, 2025, respectively, and $16 million and $49 million for the three and nine months ended September 30, 2024, respectively, and are included in Other Expense, Net in the Condensed Consolidated Statements of Operations.

Share Repurchases and Dividends

On April 30, 2025, the Company's Board of Directors authorized an additional share repurchase program to allow the Company to purchase up to $1.5 billion of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2025 share repurchase program"). The previous $500 million share repurchase program was authorized on July 27, 2023 (the "2023 share repurchase program"), in addition to the $500 million share repurchase program that was authorized on January 28, 2019 (the "2019 share repurchase program"), which was completed in May 2024. At September 30, 2025, the Company had $1.715 billion available for additional repurchases under the 2025 and 2023 share repurchase programs.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's share repurchases under the 2023 share repurchase program for the nine months ended September 30, 2025 and 2024, respectively:

In millions, except share and per share amounts	Amount Repurchased	Number of Shares Repurchased	Average Price per Share
2025(a)	$150	6,765,249	$22.17
2024(a)(b)	$200	7,243,734	$27.61
(a) Excluding $1 million and $2 million of excise taxes incurred in 2025 and 2024, respectively.
(b) Includes $65 million shares repurchased under the 2019 share repurchase program thereby completing that program.

During the first nine months of 2025, the Company's Board of Directors declared three regular quarterly dividends of $0.11 per share of common stock to shareholders of record as follows:

Date Declared	Record Date	Payment Date
February 4, 2025	March 15, 2025	April 5, 2025
May 22, 2025	June 15, 2025	July 5, 2025
July 31, 2025	September 15, 2025	October 8, 2025

Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the SFP program. Amounts due to the Company's suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $32 million and $30 million payable to suppliers who elected to participate in the SFP program as of September 30, 2025 and December 31, 2024, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company's Condensed Consolidated Balance Sheets were $59 million and $198 million as of September 30, 2025 and December 31, 2024, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Exit Activities(a)	$21	$13	$48	$35
(Gains)/Charges Associated with Divestitures(b)	—	1	1	(71)
Charges Associated with Business Combinations	—	—	—	1
Other Special Items(c)(d)	1	2	(2)	12
Total	$22	$16	$47	$(23)
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
(c) In 2025, $3 million was credited to compensation expense for stock incentive plans for the nine months ended September 30, 2025 due to Company performance adjustments for the 2024 and 2025 grants of performance-based restricted stock units previously expensed in 2024, and related to the terms of the 2024 grants (which differed from the 2023 grants) under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the "2014 Plan") (see "Note 4 - Stock Incentive Plans").
(d) In 2024, these costs include $3 million related to the devaluation of the Nigerian Naira and $8 million related to the change in terms of the 2024 grants of restricted stock units (compared to the 2023 grants) under the 2014 plan (see "Note 4 - Stock Incentive Plans") through September 30, 2024.

On May 1, 2024, the Company completed the Augusta Divestiture to Clearwater Paper Corporation for a total consideration of $711 million. The gain associated with this divestiture is included in (Gains)/Charges Associated with Divestitures in the table above. For more information, see "Note 13 - Divestitures".

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company closed by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities. Charges associated with these closures are included in Exit Activities in the table above. For more information, see "Note 12 - Exit Activities". Current Assets on the Condensed Consolidated Balance Sheet also includes $12 million relating to multiple packaging facilities that met the held for sale criteria as of September 30, 2025.

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

During the third quarter of 2023, the Company decided to permanently decommission the K3 recycled paperboard machine in Kalamazoo, Michigan as part of its recycled paperboard network optimization plan that the Company initiated in 2019. Through December 31, 2024, the Company incurred charges of $20 million related to the write-off of inventory and accelerated depreciation for the assets included in Costs of Sales in the Company's Condensed Consolidated Statements of Operations and $8 million for dismantling of the recycled paperboard machine for the assets included in Exit Activities with no further charges expected. Through September 30, 2024 the Company had incurred charges of $5 million for the dismantling of the recycled paperboard machine and has included these charges in Exit Activities in the table above.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU simplifies and modernizes the capitalization guidance for internal-use software costs by eliminating references to prescriptive software development stages and introducing a principles-based approach. Under the new guidance, capitalization begins when management authorizes and commits to funding the project and it is probable the software will be completed and used as intended, considering any significant uncertainties in development. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Entities may apply the guidance prospectively, retrospectively, or using a modified approach for in-process projects. The Company is currently evaluating the impact of this ASU on its disclosures.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	September 30, 2025	December 31, 2024
Finished Goods	$564	$552
Work in Progress	218	209
Raw Materials	692	724
Supplies	311	269
Total	$1,785	$1,754

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — DEBT

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	September 30, 2025	December 31, 2024
Short-Term Borrowings	$21	$18
Current Portion of Finance Leases	6	7
Current Portion of Long-Term Debt	419	14
Total	$446	$39

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	September 30, 2025	December 31, 2024
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.51%, payable in 2026(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.77%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, payable in 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.64%, payable in 2029(a)	341	300
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.78%, payable in 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375% effective rate of 6.45%, payable in 2032(a)	500	500
Green Bonds, net of unamortized premium with interest payable at 4.00%, effective rate of 1.71%, payable in 2026(a)	102	104
Green Bonds, net of unamortized premium with interest payable at 5.00%, effective rate of 4.66%, payable in 2030(a)	100	—
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly payable at floating rates (5.35% at September 30, 2025), effective rate of 5.35%, payable in 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly payable at floating rates (5.32% at September 30, 2025), effective rate of 5.33%, payable in 2029(a)	50	50
Senior Secured Term Loan A-6 Facility with interest payable monthly payable at floating rates (5.37% at September 30, 2025), effective rate of 5.38%, payable in 2029(a)	200	200
Senior Secured Term Loan A-1 Facilities with interest payable at various dates at floating rates (6.13% at September 30, 2025) payable through 2029(a)	488	497
Senior Secured Term Loan Facility (€200 million) with interest payable at various dates at floating rates (3.49% at September 30, 2025) payable through 2029(a)	235	207
Senior Secured Revolving Credit Facilities with interest payable at floating rates (5.93% at September 30, 2025) payable in 2029(a)(b)	1,185	610
Finance Leases	142	145
Other	2	3
Total Long-Term Debt Including Current Portion	5,920	5,191
Less: Current Portion	425	21
Total Long-term Debt Excluding Current Portion	5,495	5,170
Less: Unamortized Debt Deferred Issuance Costs	23	25
Total Long-Term Debt	$5,472	$5,145
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries.
(b) The year-to-date weighted average effective interest rates for the Company's Senior Secured Revolving Credit Facilities were 5.89% and 6.65% as of September 30, 2025 and December 31, 2024, respectively.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

On May 29, 2025, the Company, through its subsidiary Graphic Packaging International, LLC ("GPIL"), completed a $100 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program (the "Green Bonds"). The Green Bonds are special limited obligations of the Mission Economic Development Corporation (the "Issuer") payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Issuer and GPIL. The Green Bonds mature and must be redeemed by the Company in 2030, but can be reissued under certain conditions until 2064. The Green Bonds were issued at a price of 101.904% and bear interest at an annual rate of 5.0%. The equivalent yield is 4.57%. The net proceeds of $99 million were used to fund a portion of GPIL's spend on construction of the new recycled paperboard manufacturing facility located in Waco, Texas ("The Project"). The bonds have been designated as Green Bonds because: (i) the proceeds were used to finance a solid waste disposal/recycling facility; and (ii) the Project will promote environmental sustainability through expected reductions in the intensity of greenhouse gas emissions, energy usage and water usage.

At September 30, 2025, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,900	$1,094	$804
Senior Secured International Revolving Credit Facility	211	91	120
Other International Facilities	54	23	31
Total	$2,165	$1,208	$955
(a) In accordance with its debt agreements, the Company's availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of September 30, 2025, which expire at various dates through 2025 unless extended. The Company also had $31 million of standby letters of credit issued under a separate unsecured facility as of September 30, 2025, which do not have any impact on the Company's availability under its revolving credit facilities. The standby letters of credit are primarily related to the Company's workers' compensation programs and project development activities.

Interest Expense, Net

Interest Expense, Net was $53 million and $58 million for the three months ended September 30, 2025 and 2024, respectively, and was $157 million and $177 million for the nine months ended September 30, 2025 and 2024, respectively. Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was $17 million and $9 million for the three months ended September 30, 2025 and 2024, respectively, and was $46 million and $21 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, the Company was in compliance with the covenants in the Current Credit Agreement and the Indentures.

NOTE 4 — STOCK INCENTIVE PLANS

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the "2024 Plan"). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC's authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of September 30, 2025, there were 9.9 million shares remaining available for grant under the 2024 Plan.

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

Data concerning RSUs and RSAs granted in the first nine months of 2025 is as follows:

		Weighted Average Grant Date Fair Value Per Share
RSUs - Employees and Non-Employee Directors	1,509,403	$26.49
RSAs - Board of Directors	35,075	$22.81

Stock compensation expense for the incremental expense related to the change of vesting provisions in the 2024 and 2025 grants versus the vesting provision in the 2023 grants is included in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations. Compensation expense for stock incentive plans due to Company performance adjustments on performance-based awards is included in Selling, General and Administrative and Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations.

Stock compensation expense included in the Company's Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Selling, General and Administrative	$1	$10	$3	$42
Business Combinations, Exit Activities and Other Special Items, Net	—	2	(3)	8
Total	$1	$12	$—	$50

During the nine months ended September 30, 2025 and 2024, 1.7 million and 1.3 million shares, respectively, were issued. The shares issued were primarily related to RSUs granted to employees during 2022 and 2021 and equity grants to non-employee directors.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and Other Postretirement Expense

The pension and other postretirement expenses related to the Company's plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024	2025	2024	2025	2024
Components of Net Periodic Cost:
Service Cost	$1	$2	$4	$5	$—	$—	$—	$—
Interest Cost	6	6	17	17	1	1	1	1
Expected Return on Plan Assets	(6)	(6)	(18)	(17)	—	—	—	—
Net Curtailment/Settlement Loss	—	—	—	1	—	—	—	—
Amortization:
Actuarial Loss (Gain)	1	1	3	3	(2)	(1)	(2)	(2)
Net Periodic Cost (Benefit)	$2	$3	$6	$9	$(1)	$—	$(1)	$(1)

Employer Contributions

The Company made $9 million and $11 million of contributions to its pension plans during the first nine months of 2025 and 2024, respectively. The Company expects to make contributions in the range of $10 million to $15 million for the full year 2025.

The Company made $1 million of postretirement health care benefit contributions during the first nine months of 2025 and 2024. For the full year 2025, the Company expects to make approximately $2 million in contributions to its postretirement health care plans.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with, and offsetting changes in, the related hedged exposure, and presented in the same line of the Condensed Consolidated Statements of Operations expected for the hedged item.

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

The following table summarizes the Company's current interest rate swap positions as of September 30, 2025.

Start	End	Notional Amount (In Millions)	Weighted Average Interest Rate
05/01/2025	05/01/2027	$500	3.50%

As of December 31, 2024, the Company had no outstanding interest rate swaps.

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs. During the first nine months of 2025 and 2024, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swaps. Additionally, there were no amounts excluded from the measure of effectiveness during those periods.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and the resulting gain or loss reclassified into Cost of Sales in the Condensed Consolidated Statements of Operations concurrently with the recognition of the commodity consumed. On May 1, 2024, the Company completed the Augusta Divestiture. The allocation of natural gas swap contracts identified for Augusta were dedesignated and treated as derivatives not designated as hedges on a go-forward basis until the contracts' expiration in 2024. Charges associated with these dedesignated hedges were recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations. The Company has hedged approximately 50% and 48% of its expected natural gas usage for the remainder of 2025 and 2026, respectively.

During the first nine months of 2025 and 2024, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness during those periods.

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

At September 30, 2025, multiple forward exchange contracts existed that expire on various dates through the remainder of 2025. Those purchased forward exchange contracts, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2025, had notional amounts totaling $29 million.

There were no forward exchange contracts outstanding in 2024.

No amounts were reclassified to earnings during the first nine months of 2025 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At September 30, 2025 and December 31, 2024, multiple foreign currency forward exchange contracts existed, with maturities ranging up to eleven months. Those foreign currency exchange contracts outstanding at September 30, 2025 and December 31, 2024, when aggregated and measured in U.S. dollars at contractual rates at September 30, 2025 and December 31, 2024, had net notional amounts totaling $152 million and $116 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net in the Condensed Consolidated Statements of Operations and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of September 30, 2025, there has not been any significant impact to the fair value of the Company's derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company's derivative assets based on evaluation of the Company's counterparties' credit risks. As of September 30, 2025, the Company had interest rate swap contract derivative liabilities, which were included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets of $1 million. As of December 31, 2024, there were no interest rate swap contracts outstanding. As of September 30, 2025, the Company had commodity contract derivative liabilities, which were included in Other Accrued Liabilities on the Consolidated Balance Sheets of $4 million. As of December 31, 2024, the Company had commodity contract derivative assets of $1 million, which were included in Other Current Assets on the Consolidated Balance Sheets.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of the Company's other financial assets and liabilities at September 30, 2025 and December 31, 2024 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company's Long-Term Debt (excluding finance leases and deferred financing fees) was $5,707 and $4,894 as compared to the carrying amounts of $5,778 and $5,046 as of September 30, 2025 and December 31, 2024, respectively. The fair value of the Company's Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company's Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss					Amount of Loss (Gain) Recognized in Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024	Location in Statement of Operations	2025	2024	2025	2024
Commodity Contracts	$5	$3	$5	$6	Cost of Sales	$1	$3	$(1)	$11
Foreign Currency Contracts	(1)	—	—	—	Other Expense, Net	—	—	—	—
Interest Rate Swap Agreements	—	—	(1)	—	Interest Expense, Net	(1)	—	(2)	(1)
Total	$4	$3	$4	$6	Total	$—	$3	$(3)	$10

At September 30, 2025, the Company expects to reclassify $5 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with, and offsetting changes in, the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company's Condensed Consolidated Statements of Operations is as follows:

		Amount of (Gain) Loss Recognized in Condensed Consolidated Statements of Operations
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Location in Statement of Operations	2025	2024	2025	2024
Foreign Currency Contracts	Other Expense, Net	$(1)	$7	$8	$1
Commodity Contracts	Business Combinations, Exit Activities and Other Special Items, Net	—	1	—	3
Total		$(1)	$8	$8	$4

NOTE 7 — INCOME TAXES

During the nine months ended September 30, 2025, the Company recognized Income Tax Expense of $118 million on Income before Income Taxes of $490 million. The effective tax rate for the nine months ended September 30, 2025 is different from the statutory rate primarily due to a discrete tax benefit of $6 million related to the remeasurement of the Company's German net deferred tax liabilities as a result of a statutory tax rate reduction enacted during the period as well as a tax benefit of $2 million related to excess tax benefits on restricted stock units that vested during the period. In addition, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

H.R. 1, The One Big Beautiful Bill Act ("the Act"), was signed into law on July 4, 2025. Among the Act's provisions, the new law extends or modifies several elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company has reflected the estimated impacts of the Act in its Consolidated Financial Statements for the period ending September 30, 2025. The changes in the Act do not have a material impact on our 2025 estimated annual effective tax rate, however, the Company's 2025 U.S. federal income tax liability decreased to zero.

During the nine months ended September 30, 2024, the Company recognized Income Tax Expense of $182 million on Income before Income Taxes of $701 million. The effective tax rate for the nine months ended September 30, 2024 is different from the statutory rate primarily due to the write-off of non-deductible book goodwill associated with the Augusta Divestiture; a benefit from purchased tax credits; discrete tax adjustments, including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period; and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reportable segment information for the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended September 30, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,474	$582	$134	$2,190
Cost of Sales(b)	1,162	477	117	1,756
Selling, General and Administrative(b)	83	63	17	163
Other(c)	7	12	18	37
Income (Loss) from Operations	$222	$30	$(18)	$234

Other Segment Information
Capital Spending	$18	$24	$225	$267
Depreciation and Amortization	39	33	54	126

	Nine Months Ended September 30, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$4,461	$1,665	$388	$6,514
Cost of Sales(b)	3,529	1,358	328	5,215
Selling, General and Administrative(b)	267	189	107	563
Other(c)	28	19	41	88
Income (Loss) from Operations	$637	$99	$(88)	$648

Other Segment Information
Capital Spending	$66	$66	$676	$808
Depreciation and Amortization	121	93	173	387
(a) Revenue from sales of paperboard to third parties is reported within Corporate and Other.
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

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reportable segment information for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30, 2024
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,556	$547	$113	$2,216
Cost of Sales(b)	1,151	423	140	1,714
Selling, General and Administrative(b)	92	61	38	191
Other(c)	18	7	8	33
Income (Loss) from Operations	$295	$56	$(73)	$278

Other Segment Information
Capital Spending	$33	$18	$262	$313
Depreciation and Amortization	45	37	57	139

	Nine Months Ended September 30, 2024
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$4,638	$1,603	$471	$6,712
Cost of Sales(b)	3,499	1,264	440	5,203
Selling, General and Administrative(b)	284	181	138	603
Other(c)	50	33	(57)	26
Income (Loss) from Operations	$805	$125	$(50)	$880

Other Segment Information
Capital Spending	$128	$71	$694	$893
Depreciation and Amortization	150	96	174	420
(a) Revenue from sales of paperboard to third parties is reported within Corporate and Other.
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

NOTE 10 — EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2025	2024	2025	2024
Net Income	$142	$165	$373	$520
Weighted Average Shares:
Basic	297.1	301.3	300.2	304.9
Dilutive Effect of RSUs	0.5	1.3	0.6	1.2
Diluted	297.6	302.6	300.8	306.1
Earnings Per Share – Basic	$0.48	$0.55	$1.24	$1.71
Earnings Per Share – Diluted	$0.48	$0.55	$1.24	$1.70

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 — CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the nine months ended September 30, 2025:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2024	$6	$(107)	$(354)	$(455)
Other Comprehensive (Loss) Income before Reclassifications	(2)	—	186	184
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	(2)	1	—	(1)
Net Current-period Other Comprehensive (Loss) Income	(4)	1	186	183
Balance at September 30, 2025	$2	$(106)	$(168)	$(272)
(a) See following table for details about these reclassifications.

The following details about Accumulated Other Comprehensive Loss components represents reclassifications out of Accumulated Other Comprehensive Loss for the nine months ended September 30, 2025:

In millions	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivative Instruments:
Commodity Contracts	$(1)		Cost of Sales
Interest Rate Swap Agreements	(2)		Interest Expense, Net
	(3)		Total before Tax
	1		Tax Expense
	$(2)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$3	(a)
	$3		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(2)	(a)
	$(2)		Total, Net of Tax

Total Reclassifications for the Period	$(1)		Total, Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see "Note 5 - Pensions and Other Postretirement Benefits").

NOTE 12 — EXIT ACTIVITIES

During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company closed by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities. The costs associated with these exit activities are included in the table below for the three and nine months ended September 30, 2025 and 2024.

On February 7, 2023, the Company announced its plan to build a new recycled paperboard manufacturing facility located in Waco, Texas. In conjunction with this project, the Company closed its Middletown, Ohio recycled paperboard manufacturing facility in May 2025 and expects to close another smaller recycled paperboard manufacturing facility in order to consolidate production into fewer, more efficient locations. The costs associated with these exit activities are included in the table below for the three and nine months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025 and 2024, the Company recorded $57 million and $52 million of exit costs, respectively, associated with these restructurings. Other costs associated with the start-up of the new recycled paperboard machine are recorded in the period in which they are incurred.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the costs incurred during the three and nine months ended September 30, 2025 and 2024 related to these restructurings:

		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Location in Statement of Operations	2025	2024	2025	2024
Asset Write-Offs and Start-Up Costs(a)	Business Combinations, Exit Activities and Other Special Items, Net	$20	$10	$41	$25
Severance Costs and Other(b)	Business Combinations, Exit Activities and Other Special Items, Net	1	3	7	10
Accelerated Depreciation	Cost of Sales	1	2	9	17
Total		$22	$15	$57	$52
(a) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory.
(b) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see "Note 1 - Business Combinations, Exit Activities and Other Special Items, Net").

The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2024	$33
Costs Incurred	7
Payments	(20)
Adjustments(a)	(3)
Balance at September 30, 2025	$17
(a) Adjustments related to changes in estimates of severance costs.

As a result of the announced closures of the recycled paperboard manufacturing facilities, the Company has incurred charges within Corporate and Other for post-employment benefits, retention bonuses and incentives of $21 million, and accelerated depreciation, inventory and asset write-offs of $20 million from announcement date through September 30, 2025. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $21 million to $25 million and for accelerated depreciation, inventory and asset write-offs in the range of $20 million to $21 million through 2026.

Due to the expected closures of the packaging facilities and other exit activities, the Company has incurred charges within the Americas Paperboard Packaging and International Paperboard Packaging reportable segments for post-employment benefits, retention bonuses and incentives of $17 million from announcement date through September 30, 2025. The Company also incurred charges within the Americas Paperboard Packaging and International Paperboard Packaging reportable segments for accelerated depreciation, inventory and asset write-offs of $24 million from announcement date through September 30, 2025. The Company expects to incur total charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $18 million to $20 million and for accelerated depreciation, inventory and asset write-offs in the range of $25 million to $27 million through 2025.

The Company expects to incur total start-up charges of approximately $65 million to $75 million within Corporate and Other for the new recycled paperboard manufacturing facility through 2026 and has incurred start-up charges of $46 million from announcement date through September 30, 2025.

NOTE 13 — DIVESTITURES

Divestiture of Augusta Paperboard Manufacturing Facility

On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility to Clearwater Paper Corporation for total consideration of $711 million. The operating results of the Augusta Divestiture for the four months ended April 30, 2024 are included in the Company's Sales and Income before Income Taxes in the Condensed Consolidated Statements of Operations. Total Net Sales and Income before Income Taxes for the Augusta operations during this time were $144 million and $21 million, respectively. The Augusta Divestiture did not qualify as discontinued operations as it did not represent a strategic shift that will have a major impact on the Company's operations or financial results. The Augusta Divestiture resulted in a $75 million gain on sale of business (net of transaction costs), including goodwill allocated to the sale of $68 million. The Augusta Divestiture is reported and disclosed within Corporate and Other.

GRAPHIC PACKAGING HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impairment and Divestiture of Russian Business

On November 30, 2023, the Company completed the sale of its two packaging facilities in Russia (the "Russian Operations") to former members of management (the "Buyer") for total consideration of $67 million, which was primarily a long-term loan to the Buyer with a maturity date in 2038 (the "Vendor Loan"). Given the current government sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $52 million against the Vendor Loan receivable. Through September 30, 2025, the Buyer has repaid $2 million of the Vendor Loan. The Vendor Loan is included in Other Assets on the Condensed Consolidated Balance Sheets.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable (the "Loan Payable"), which will mature in 2037. The Loan Payable totaling $36 million is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

NOTE 14 — SUBSEQUENT EVENTS

On October 31, 2025, GPIL entered into an Incremental Facility Amendment to the Fifth Amended and Restated Credit Agreement, dated June 3, 2024, which provides for a Delayed Draw Incremental Term Facility in the aggregate amount of up to $400 million pursuant to which GPIL may borrow a delayed draw incremental term loan in a single drawing during the period from and including March 15, 2026 and ending on April 15, 2026 (the “Delayed Draw Incremental Term Loan”). The Delayed Draw Incremental Term Loan will mature on June 30, 2027. The proceeds of the Delayed Draw Incremental Term Loan shall be used by GPIL to repay in full GPIL’s 1.512% Senior Secured Notes, which has a maturity date of April 15, 2026. The new term loan is collateralized by the same assets as the Company’s Senior Secured Facilities on a pari passu basis. The new term loan will bear interest at a floating rate per annum, ranging from SOFR plus 1.00% to SOFR plus 1.75%, or base rate plus 0.00% to base rate plus 0.75%, determined using a pricing grid based on GPIL’s consolidated total leverage ratio from time to time, and GPIL’s election of SOFR or base rate as the reference rate. Prior to its funding, the Delayed Draw Incremental Term Facility is subject to a commitment/ticking fee ranging from 0.10% to 0.25% per annum based on the undrawn amount thereof.

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

OVERVIEW OF BUSINESS

Graphic Packaging is a leading global producer of consumer goods packaging made from renewable or recycled materials. The Company designs and manufactures sustainable packaging solutions including cartons, multipack cartons, trays, carriers and paperboard canisters, as well as cups and bowls, made primarily from unbleached paperboard, recycled paperboard and bleached paperboard. Paperboard used in its packaging solutions comes from wood fiber, a renewable resource, and from recovered (reused) fiber. Graphic Packaging's consumer packaging is designed to be recycled, and the Company works across the value chain to make it easier for people to recycle. With this focus, the Company plays an active role in support of the move to a more circular economy and a sustainable future for generations to come. Graphic Packaging's commitment to reducing the environmental impact of everyday consumer packaging is fundamental to the Company's strategy, goals and business purpose.

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and health care. Graphic Packaging produces packaging solutions at over 100 locations in over 20 countries around the world, serving customers and brands ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacturing and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, primarily where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases the majority of the paperboard it consumes in its International Paperboard Packaging operations from third parties.

Graphic Packaging works closely with its customers to understand their needs and goals and to create new and innovative designs customized to their specific needs. The Company's approach serves to build and strengthen long-term relationships with purchasing, brand management, marketing and other key customer functions. The Company is organized to bring the full resources of its global and local innovation, design, and manufacturing capabilities to all of its customers with the goal of delivering packaging solutions that are more circular, more functional and more convenient.

The Company competes with a wide range of packaging companies whose primary raw materials are paperboard, plastic, multi-layer laminates, shrink film, paper, corrugated board, bio-based materials and other packaging materials. While circularity and sustainability are increasingly important to customers' purchase decisions, the Company also competes on the basis of product innovation, price and execution capabilities. Many of the Company's multi-year supply contracts include terms which provide for the pass through of certain costs including raw materials, energy, labor and other manufacturing costs with the intention of reducing exposure to the volatility of these costs, many of which are outside of the Company's control.

The Company is implementing strategies to (i) develop and market innovative packaging products and applications that benefit from consumer-led sustainability trends; (ii) expand market share in its current markets and to identify and penetrate new markets; (iii) capitalize on the Company's customer relationships, business competencies and manufacturing facilities; and (iv) continue to reduce costs and drive productivity through operational improvements. The Company's ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control. Graphic Packaging cannot predict with any certainty the impact that rising interest rates, a global or regional recession or higher inflation may have on its customers or suppliers. Additionally, it is unable to predict the potential effects that any future pandemic or other global health emergency, widespread military and geopolitical conflicts, or other social and political unrest or change, including in Eastern Europe, Africa and the Middle East and related sanctions or market disruptions, may have on its business.

Acquisitions and Dispositions

•The Company closed its Middletown, Ohio, recycled paperboard manufacturing facility in May 2025.

•On May 1, 2024, the Company completed the sale of its Augusta, Georgia bleached paperboard manufacturing facility (the "Augusta Divestiture") to Clearwater Paper Corporation for a total consideration of $711 million.

•During 2024, the Company decided to close multiple packaging facilities by the end of 2024 and early 2025. These are in addition to the multiple packaging facilities that the Company closed by the end of 2023 and early 2024. Production from these facilities has been consolidated into other existing packaging facilities. Current Assets on the Condensed Consolidated Balance Sheet include $12 million relating to multiple packaging facilities that met the held for sale criteria as of September 30, 2025.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net Sales	$2,190	$2,216	$6,514	$6,712
Income from Operations	234	278	648	880
Nonoperating Pension and Postretirement Benefit Expense	—	(1)	(1)	(2)
Interest Expense, Net	(53)	(58)	(157)	(177)
Income before Income Taxes and Equity Income of Unconsolidated Entity	181	219	490	701
Income Tax Expense	(40)	(55)	(118)	(182)
Income before Equity Income of Unconsolidated Entity	141	164	372	519
Equity Income of Unconsolidated Entity	1	1	1	1
Net Income	$142	$165	$373	$520

THIRD QUARTER 2025 COMPARED TO THIRD QUARTER 2024

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended September 30,
		Variances
In millions	2024	Price/ Volume/ Mix	M&A	Exchange	2025	Decrease	Percent Change
Consolidated	$2,216	$(50)	$—	$24	$2,190	$(26)	(1)%

The Company's Net Sales for the three months ended September 30, 2025 decreased by $26 million, or 1%, to $2,190 million from $2,216 million for the three months ended September 30, 2024, due to lower pricing and volumes in the Americas, partially offset by modestly positive volumes in International, and a favorable foreign currency exchange of $24 million. Innovation sales growth was $52 million, driven by sales of the Company's sustainable consumer packaging solutions. Lower packaging sales in the beverage and foodservice markets were partially offset by higher packaging sales in the health and beauty market, while packaging sales in the food and household markets were relatively flat.

Income from Operations

Income from Operations for the three months ended September 30, 2025 decreased $44 million, or 16%, to $234 million from $278 million for the three months ended September 30, 2024, due to lower packaging price, modestly lower packaging volumes and commodity inflation (including energy, chemicals, purchased materials and logistics, partially offset by secondary fiber and wood) of $9 million. Other costs, including labor and benefits inflation, were more than offset by savings from continuous improvement and other programs and productivity improvements. The impact of foreign currency exchange was relatively flat. Income from Operations was also favorably impacted by the weather and power issues in 2024 that did not recur in 2025.

Interest Expense, Net

Interest Expense, Net was $53 million and $58 million for the three months ended September 30, 2025 and 2024, respectively. Interest Expense, Net decreased primarily due to an increase in capitalized interest because of the Waco project. We capitalized interest of $17 million and $9 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, approximately 33% of the Company's total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended September 30, 2025, the Company recognized Income Tax Expense of $40 million on Income before Income Taxes of $181 million. The effective tax rate for the three months ended September 30, 2025 is different from the statutory rate primarily due to a discrete tax benefit of $6 million related to the remeasurement of the Company's German net deferred tax liabilities as a result of a statutory tax rate reduction enacted during the period. In addition, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended September 30, 2024, the Company recognized Income Tax Expense of $55 million on Income before Income Taxes of $219 million. The effective tax rate for the three months ended September 30, 2024 is different from the statutory rate primarily due to the benefit from purchased tax credits in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

FIRST NINE MONTHS OF 2025 COMPARED TO FIRST NINE MONTHS OF 2024

Net Sales

The components of the change in Net Sales are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2024	Price/ Volume/ Mix	M&A	Exchange	2025	Decrease	Percent Change
Consolidated	$6,712	$(71)	$(144)	$17	$6,514	$(198)	(3)%

The Company's Net Sales for the nine months ended September 30, 2025 decreased by $198 million, or 3%, to $6,514 million from $6,712 million for the nine months ended September 30, 2024 due to the Augusta Divestiture in 2024, and reduced open market paperboard volumes and pricing of bleached paperboard and lower pricing, partially offset by favorable foreign currency exchange of $17 million. Packaging volumes were flat. Innovation sales growth was $157 million, driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales in the beverage market were offset by higher packaging sales in the health and beauty market, while packaging sales in the food, foodservice and household markets were relatively flat.

Income from Operations

Income from Operations for the nine months ended September 30, 2025 decreased $232 million, or 26%, to $648 million from $880 million for the nine months ended September 30, 2024, due to the Augusta Divestiture in 2024 (which included a gain of $75 million), reduced open market paperboard volumes and pricing of bleached paperboard, lower packaging price, and commodity inflation (including purchased materials, energy, and logistics, partially offset by secondary fiber and wood) of $39 million. Other costs, including labor and benefits inflation, were more than offset by savings from continuous improvement and other programs and productivity improvements. Income from Operations was also favorably impacted by a reduction in accelerated depreciation of $8 million related to the closures of several packaging and paperboard facilities (refer to "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information), favorable foreign currency exchange ($4 million), and by the weather and power issues in 2024 that did not recur in 2025. Excluding the gain from the Augusta Divestiture in 2024, Income from Operations was favorably impacted by a reduction in charges for Business Combinations, Exit Activities and Other Special Items of $5 million. See "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements for further information.

Interest Expense, Net

Interest Expense, Net was $157 million and $177 million for the nine months ended September 30, 2025 and 2024, respectively. Interest Expense, Net decreased primarily due to an increase in capitalized interest primarily due to the Waco project. We capitalized interest of $46 million and $21 million for the nine months ended September 30, 2025 and 2024, respectively.

Income Tax Expense

During the nine months ended September 30, 2025, the Company recognized Income Tax Expense of $118 million on Income before Income Taxes of $490 million. The effective tax rate for the nine months ended September 30, 2025 is different from the statutory tax rate primarily due to a discrete tax benefit of $6 million related to the remeasurement of the Company's German net deferred tax liabilities as a result of a statutory rate reduction enacted during the period as well as a tax benefit of $2 million related to excess tax benefits on restricted stock units that vested during the period. In addition, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the nine months ended September 30, 2024, the Company recognized Income Tax Expense of $182 million on Income before Income Taxes of $701 million. The effective tax rate for the nine months ended September 30, 2024 is different from the statutory rate primarily due to the write-off of non-deductible book goodwill associated with the Augusta Divestiture and a benefit from purchased tax credits as well as discrete tax adjustments, including a tax benefit of $3 million related to excess tax benefits on restricted stock units that vested during the period, and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
NET SALES:
Americas Paperboard Packaging	$1,474	$1,556	$4,461	$4,638
International Paperboard Packaging	582	547	1,665	1,603
Corporate/Other/Eliminations(a)	134	113	388	471
Total	$2,190	$2,216	$6,514	$6,712

INCOME (LOSS) FROM OPERATIONS:
Americas Paperboard Packaging(b)(c)	$222	$295	$637	$805
International Paperboard Packaging(c)	30	56	99	125
Corporate and Other(b)(c)(d)	(18)	(73)	(88)	(50)
Total	$234	$278	$648	$880
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

2025 COMPARED TO 2024

Third Quarter 2025 Compared to Third Quarter 2024

Americas Paperboard Packaging

Net Sales decreased due to lower pricing and lower packaging sales in the food, beverage, foodservice and household markets, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions. The impact of foreign currency exchange was relatively flat.

Income from Operations decreased due to lower pricing and higher commodity cost and other inflation (primarily labor and benefits) offset by net performance, including cost savings from continuous improvement and other programs and productivity improvements. Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information) and by the weather and power issues in 2024 that did not recur in 2025.

International Paperboard Packaging

Net Sales increased due to innovation sales growth driven by conversions to our sustainable consumer packaging solutions and higher packaging volumes and favorable foreign currency exchange, partially offset by lower pricing and mix. Higher packaging sales were in the food, beverage, foodservice, household and health and beauty markets.

Income from Operations decreased due to lower pricing and higher commodity cost and other inflation (primarily labor and benefits), partially offset by higher packaging volumes and cost savings from continuous improvement and other programs, including benefits from capital projects, and productivity improvements. The impact of foreign currency exchange was relatively flat.

First Nine Months of 2025 Compared to First Nine Months of 2024

Americas Paperboard Packaging

Net Sales decreased due to lower pricing, lower packaging volumes, and unfavorable foreign currency exchange, partially offset by innovation sales growth driven by conversions to our sustainable consumer packaging solutions. Lower packaging sales were in the food, beverage and household markets, while foodservice market was relatively flat.

Income from Operations decreased due to lower pricing , lower packaging volumes, and higher commodity cost and other inflation (primarily labor and benefits), offset by net performance, including cost savings from continuous improvement and other programs and productivity improvements. Income from Operations was also favorably impacted by reductions in accelerated depreciation and charges related to the closures of several packaging facilities (refer to "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements for additional information) and by the weather and power issues in 2024 that did not recur in 2025.

International Paperboard Packaging

Net Sales increased due to innovation sales growth driven by conversions to our sustainable consumer packaging solutions, higher packaging volumes and favorable foreign currency exchange, partially offset by lower pricing and mix. Higher packaging sales were in the food, foodservice, household and health and beauty markets, while the beverage market was relatively flat.

Income from Operations decreased due to lower pricing and commodity inflation and other inflation (primarily labor and benefits) offset by higher packaging volumes and cost savings from continuous improvement and other programs, including benefits from capital projects, and productivity improvements. The impact of foreign currency exchange was relatively flat.

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

Cash Flows

	Nine Months Ended September 30,
In millions	2025	2024
Net Cash Provided by Operating Activities	$320	$351
Net Cash Used in Investing Activities	(736)	(102)
Net Cash Provided by (Used in) Financing Activities	366	(280)

Net cash provided by operating activities for the first nine months of 2025 totaled $320 million compared to $351 million for the same period in 2024. The decrease was mainly due to lower income from operations and a higher use of cash to fund working capital in 2025 as compared to 2024. Pension contributions for the first nine months of 2025 and 2024 were $9 million and $11 million, respectively.

Net cash used in investing activities for the first nine months of 2025 totaled $736 million compared to $102 million for the same period in 2024. The Company had capital spending of $808 million ($669 million was capitalized, of which $628 million was for adding capacity and improving process capabilities, $12 million for capital spares and $29 million for manufacturing packaging machinery) and $893 million ($840 million was capitalized) in 2025 and 2024, respectively. The elevated levels of capital spending were driven by the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For more information on the construction of the new recycled paperboard manufacturing facility in Waco, Texas, and continued investments made as part of the integration of acquisitions, see "Note 12 - Exit Activities" in the Notes to Condensed Consolidated Financial Statements. Net cash receipts related to the accounts receivable securitization and sale programs were $91 million and $83 million in 2025 and 2024, respectively. In the prior year, the Company completed the sale to Clearwater Paper Corporation of the Augusta Paperboard Manufacturing Facility on May 1, 2024 for total cash consideration of $711 million. For further discussion of the Augusta Divestiture, see "Note 13 - Divestitures" in the Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities for the first nine months of 2025 totaled $366 million compared to $280 million used in the same period in 2024. On May 29, 2025, the Company completed a $100 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program (the "Green Bonds"). The net proceeds of $99 million were used to fund a portion of the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. For more information on the Green Bonds, see "Note 3 - Debt" in the Notes to Condensed Consolidated Financial Statements. Current year activities also include borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $150 million and payments on debt of $9 million. The Company also paid dividends of $96 million and withheld $34 million of restricted stock units to satisfy tax withholding obligations related to the payout of restricted stock units. Prior year financing activities included new incremental term facilities consisting of a $50 million Incremental Term A-5 Facility and a $200 million Incremental Term A-6 Facility, and an offering of $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2032. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under its senior secured revolving credit facility. The Company also drew $400 million and $300 million from the senior secured domestic revolving credit facilities and used the proceeds, together with cash on hand, to redeem it's 0.821% Senior Notes and its 4.125% Senior Notes due in 2024. For further discussion of the Company's debt and redemptions, see "Note 3 - Debt" in the Notes to Condensed Consolidated Financial Statements. In the prior year, the Company also made borrowings under revolving credit facilities primarily for capital spending, repurchase of common stock of $200 million and payments on debt of $19 million. The Company also paid dividends and distributions of $91 million and withheld $24 million of restricted stock units to satisfy tax withholding payments related to the payout of restricted stock units.

Supplemental Guarantor Financial Information

As discussed in "Note 3 - Debt" in the Notes to Consolidated Financial Statements, the Senior Notes issued by Graphic Packaging International, LLC ("GPIL" or the "Issuer") are guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries (the "Subsidiary Guarantors"), which consist of all material 100% owned subsidiaries of the issuer other than its foreign subsidiaries and foreign subsidiary holding companies (collectively "the Guarantors"). GPIL's remaining subsidiaries (the "Nonguarantor Subsidiaries") include all of GPIL's foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

The results of operations, assets and liabilities for GPHC and GPIL are substantially the same. The summarized financial information below is presented on a combined basis, consisting of the Issuer and Subsidiary Guarantors (collectively, the "Obligor Group"), and is presented after the elimination of: (i) intercompany transactions and balances among the Issuer and Subsidiary Guarantors, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

In millions	Nine Months Ended September 30, 2025
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$4,994
Cost of Sales	3,952
Income from Operations	577
Net Income	315
(a) Includes Net Sales to Nonguarantor Subsidiaries of $499 million.

In millions	September 30, 2025	December 31, 2024
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,579	$1,610
Noncurrent assets	6,965	6,654
Intercompany receivables from Nonguarantors	293	231
Current liabilities	1,465	1,416
Noncurrent liabilities	6,242	5,928

Liquidity and Capital Resources

The Company expects its material cash requirements for the next three months will be for: capital spending, periodic required income tax payments, periodic interest and debt service payments on associated debt, as discussed in "Note 5 - Debt" of the Notes to Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in "Note 6 - Leases" of the Notes to Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K, and minimum purchase commitments as discussed in "Note 13 - Commitments" of the Notes to Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund ongoing cash requirements for the foreseeable future, including at least the next twelve months.

Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.00% Green Bonds due 2026, 5.00% Green Bonds due 2030, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Notes due 2032 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital spending program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "Covenant Restrictions" below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs and the Company's ability to successfully implement its overall business and profitability strategies.

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

The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. Receivables related to the Company's European program are sold in exchange for cash and a Beneficial Interest, therefore, a portion of the proceeds are reflected as "Beneficial Interest on Sold Receivables" and "Beneficial Interest Obtained in Exchange for Proceeds" in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows. The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations.

The following table summarizes the activity under these programs for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
In millions	2025	2024
Receivables Sold and Derecognized	$2,725	$2,687
Proceeds Collected on Behalf of Financial Institutions	2,697	2,665
Net Proceeds Paid to Financial Institutions	(42)	(32)
Deferred Purchase Price at September 30(a)	47	35
Pledged Receivables at September 30	140	171
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $809 million and $778 million as of September 30, 2025 and December 31, 2024, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the nine months ended September 30, 2025 and 2024, the Company sold receivables of $828 million and $793 million, respectively, related to these arrangements.

The fees associated with the sale of receivables for all programs were $14 million and $43 million for the three and nine months ended September 30, 2025, respectively, and $16 million and $49 million for the three and nine months ended September 30, 2024, respectively, and are included in Other Expense, Net in the Condensed Consolidated Statements of Operations.

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the SFP. Amounts due to the Company's suppliers that elected to participate in the SFP program are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets and payments made under the SFP program are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $32 million and $30 million to suppliers who elected to participate in the SFP program as of September 30, 2025 and December 31, 2024, respectively.

Covenant Restrictions

Covenants contained in the Current Credit Agreement and the Indentures may, among other things, limit the Company's ability to incur additional indebtedness, dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and engage in certain transactions with affiliates. Such restrictions, as well as disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Current Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant.

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At September 30, 2025, the Company was in compliance with such covenant and the ratio was 3.76 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At September 30, 2025, the Company was in compliance with such covenant and the ratio was 6.93 to 1.00.

As of September 30, 2025, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

The Company performed its annual goodwill impairment tests as of October 1, 2024. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Europe reporting unit had a fair value that exceeded its respective carrying value by 24%, whereas all other reporting units exceeded by more than 69%. The Europe reporting unit had goodwill totaling $534 million at September 30, 2025.

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

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which include both fixed and floating rate debt. The Company uses interest rate swap agreements effectively to fix the SOFR rate on certain variable rate borrowings. At September 30, 2025, the Company had active interest rate swap agreements with a combined notional amount of $500 million, expiring on May 1, 2027.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchases shares of its common stock from time to time pursuant to the 2025 and 2023 share repurchase programs announced on April 30, 2025, and July 27, 2023, respectively. Management was authorized to purchase up to $1.5 billion and $500 million of the Company's issued and outstanding common stock per the 2025 and 2023 share repurchase programs, respectively. During the third quarter of 2025, the Company repurchased 1,782,953 shares.

During the third quarter of 2025, the Company purchased shares of its common stock under the 2023 share repurchase program through a broker in the open market as follows:

Issuer Purchases of Equity Securities

Period (2025)	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Programs(a)
July 1, through July 31,	669,077	$22.13	83,067,480	77,766,646
August 1, through August 31,	658,777	22.45	83,726,257	77,416,740
September 1, through September 30,	455,099	20.89	84,181,356	88,562,070
Total	1,782,953	$21.93
(a) Based on the closing price of the Company's common stock as of the end of each period under both the 2023 and 2025 programs.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

GRAPHIC PACKAGING HOLDING COMPANY
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 4, 2025
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 4, 2025
Charles D. Lischer