Form 10-Q
period 2026-03-31
GRAPHIC PACKAGING HOLDING CO
filed 2026-05-05
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, there were 295,887,387 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company ("GPHC" and, together with its subsidiaries, the "Company"), including, but not limited to, material cash requirements and primary sources of liquidity and the sufficiency thereof, pension contributions and postretirement healthcare plan expenses in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company's ability to implement its business strategies, including acquisitions, productivity initiatives, cost reduction plans and integration activities, the Company's debt level, currency movements and other risks of conducting business internationally, the impact of regulatory and litigation matters, including those that could impact the Company's ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2025 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements

Graphic Packaging Holding Company
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Net Sales	$2,156	$2,120
Cost of Sales	1,850	1,675
Selling, General and Administrative	202	196
Other Expense, Net	14	16
Business Combinations, Exit Activities and Other Special Items, Net	71	12
Income from Operations	19	221
Interest Expense, Net	(64)	(51)
(Loss) Income before Income Taxes	(45)	170
Income Tax Benefit (Expense)	2	(43)
Net (Loss) Income	$(43)	$127

Net (Loss) Income Per Share - Basic	$(0.14)	$0.42
Net (Loss) Income Per Share - Diluted	$(0.14)	$0.42

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Net (Loss) Income	$(43)	$127
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	2	5
Currency Translation Adjustment	(24)	77
Total Other Comprehensive (Loss) Income, Net of Tax	(22)	82
Total Comprehensive (Loss) Income	$(65)	$209

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except share and per share amounts	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and Cash Equivalents	$189	$261
Receivables, Net	861	760
Inventories, Net	1,718	1,766
Assets Held for Sale	19	10
Other Current Assets	168	126
Total Current Assets	2,955	2,923
Property, Plant and Equipment, Net	5,581	5,669
Goodwill	2,052	2,065
Intangible Assets, Net	644	670
Other Assets	458	448
Total Assets	$11,690	$11,775

Liabilities
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$549	$549
Accounts Payable	895	1,027
Compensation and Employee Benefits	197	180
Interest Payable	47	75
Liabilities Held for Sale	6	—
Other Accrued Liabilities	404	413
Total Current Liabilities	2,098	2,244
Long-Term Debt	5,203	5,022
Deferred Income Tax Liabilities	675	688
Accrued Pension and Postretirement Benefits	91	93
Other Noncurrent Liabilities	375	391

Shareholders' Equity
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 295,881,137 and 295,128,049 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Capital in Excess of Par Value	1,989	1,981
Retained Earnings	1,539	1,614
Accumulated Other Comprehensive Loss	(284)	(262)
Total Graphic Packaging Holding Company Shareholders' Equity	3,247	3,336
Noncontrolling Interest	1	1
Total Equity	3,248	3,337
Total Liabilities and Shareholders' Equity	$11,690	$11,775

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2025	295,128,049	$3	$1,981	$1,614	$(262)	$1	$3,337
Net Loss	—	—	—	(43)	—	—	(43)
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2
Currency Translation Adjustment	—	—	—	—	(24)	—	(24)
Dividends Declared	—	—	—	(32)	—	—	(32)
Recognition of Stock-Based Compensation, Net	—	—	8	—	—	—	8
Issuance of Shares for Stock-Based Awards	753,088	—	—	—	—	—	—
Balances at March 31, 2026	295,881,137	$3	$1,989	$1,539	$(284)	$1	$3,248

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2024	300,163,372	$3	$2,054	$1,410	$(455)	$1	$3,013
Net Income	—	—	—	127	—	—	127
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	5	—	5
Currency Translation Adjustment	—	—	—	—	77	—	77
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(31)	—	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,590,909	—	—	—	—	—	—
Balances at March 31, 2025	301,754,281	$3	$2,023	$1,504	$(373)	$1	$3,158

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Cash Flows from Operating Activities:
Net (Loss) Income	$(43)	$127
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	139	131
Amortization of Deferred Debt Issuance Costs	2	1
Deferred Income Taxes	(12)	9
Amount of Postretirement Expense Less Than Funding	(1)	—
Share-Based Compensation Expense, Net	12	(4)
Asset Impairment Charges	53	—
Other, Net	(5)	6
Changes in Operating Assets and Liabilities	(258)	(444)
Net Cash Used in Operating Activities	(113)	(174)
Cash Flows from Investing Activities:
Capital Spending	(140)	(313)
Acquisition of Businesses	—	(12)
Beneficial Interest on Sold Receivables	137	58
Beneficial Interest Obtained in Exchange for Proceeds	(92)	(30)
Other, Net	(2)	(1)
Net Cash Used in Investing Activities	(97)	(298)
Cash Flows from Financing Activities:
Payments on Debt	(5)	(3)
Borrowings under Revolving Credit Facilities	817	1,203
Payments on Revolving Credit Facilities	(618)	(700)
Repurchase of Common Stock related to Share-Based Payments	(4)	(27)
Debt Issuance Costs	(3)	—
Dividends Paid	(32)	(30)
Other, Net	(17)	(4)
Net Cash Provided by Financing Activities	138	439
Decrease in Cash and Cash Equivalents	(72)	(33)
Effect of Exchange Rate Changes on Cash	—	5
Net Decrease in Cash and Cash Equivalents	(72)	(28)
Cash and Cash Equivalents at Beginning of Period	261	157
Cash and Cash Equivalents at End of Period	$189	$129
Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$75	$41
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	61	14

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. General Information

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

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and health care. The Company produces packaging solutions at over 100 locations in over 20 countries around the world, serving customers ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacturing and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases the majority of the paperboard it consumes in its International Paperboard Packaging operations from third parties.

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

In the Company's opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the interim periods. The Company's year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in estimates are recorded when known.

Revenue Recognition

The Company manufactures and converts (prints, cuts, folds and glues) paperboard into consumer packaging made from renewable or recycled materials, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography as further explained in Note 9. Segment Information. All reportable segments and the Paperboard Manufacturing operating segment recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2026 and 2025, the Company recognized $2,150 million and $2,110 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2026 and December 31, 2025, contract assets were $29 million and $21 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2026 and December 31, 2025 were $47 million and $59 million, respectively.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accounts Receivable and Allowances

Accounts receivable are stated at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts. The allowance for doubtful accounts is estimated based on historical experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and the creditworthiness of customers. Receivables are charged to the allowance when determined to be no longer collectible.

The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. Receivables related to the Company's European program are sold in exchange for cash and a Beneficial Interest, therefore, a portion of the proceeds are reflected as "Beneficial Interest on Sold Receivables" and "Beneficial Interest Obtained in Exchange for Proceeds" in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows. The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions	2026	2025
Receivables Sold and Derecognized	$932	$876
Proceeds Collected on Behalf of Financial Institutions	897	872
Net Proceeds Paid to Financial Institutions	(9)	(52)
Deferred Purchase Price at March 31(a)	22	17
Pledged Receivables at March 31	155	157
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $847 million and $814 million as of March 31, 2026 and December 31, 2025, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2026 and 2025, the Company sold receivables of $271 million and $262 million, respectively, related to these arrangements.

The fees associated with the sale of receivables for all programs were $13 million and $14 million for the three months ended March 31, 2026 and 2025, respectively, and are included in Other Expense, Net in the Condensed Consolidated Statements of Operations.

Share Repurchases and Dividends

On April 30, 2025, the Board of Directors authorized an additional share repurchase program to allow the Company to repurchase up to $1.5 billion of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2025 share repurchase program"). The previous $500 million share repurchase program was authorized on July 27, 2023 (the "2023 share repurchase program"). During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of its common stock. At March 31, 2026, the Company had $1.715 billion available for additional repurchases under the 2025 and 2023 share repurchase programs.

During the three months ended March 31, 2026, the Board of Directors declared regular quarterly dividends as follows:

Date Declared	Record Date	Payment Date	Dividends Per Common Share
February 26, 2026	March 15, 2026	April 8, 2026	$0.11

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the SFP. Amounts due to suppliers that elected to participate in the SFP are included in Accounts Payable on the Condensed Consolidated Balance Sheets, and payments made under the SFP are reflected in Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows. Accounts Payable included $28 million and $27 million payable to suppliers who elected to participate in the SFP as of March 31, 2026 and December 31, 2025, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company's Condensed Consolidated Balance Sheets were $35 million and $79 million as of March 31, 2026 and December 31, 2025, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
In millions	2026	2025
Exit Activities	$73	$14
Charges Associated with Business Combinations, net(a)	(2)	—
Charges Associated with Divestitures	—	1
Other Special Items(b)	—	(3)
Total	$71	$12
(a) Relates to the release of a reserve for German real estate transfer taxes incurred in connection with the Company's acquisition of AR Packaging Group AB in November 2021.
(b) In 2025, $4 million was credited to compensation expense for stock incentive plans due to Company performance adjustments for the 2024 grants of performance-based restricted stock units ("RSUs") previously expensed in 2024, and related to the terms of the 2024 grants (which differed from the 2023 grants) under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the "2014 Plan") (see Note 4. Stock Incentive Plans).

Exit Activities

During the first quarter of 2026, the Company decided to discontinue its project to build automated roll warehouses at its Kalamazoo, Michigan and Texarkana, Texas paperboard manufacturing facilities. This decision reflects a shift in operational priorities and the Company's focus on optimizing capital deployment and cost-management efforts. As a result of the cancellation of this project, the Company incurred charges of $40 million within Corporate and Other related to the write-off of assets, which were primarily equipment, site preparation and engineering costs for this project. These charges are included in the table above for the three months ended March 31, 2026. For more information, see Note 12. Exit Activities.

Also during the first quarter of 2026, the Company implemented additional cost and production optimization initiatives following its review of support functions and other expenses. These initiatives were incremental to the measures taken in the fourth quarter of 2025. The Company incurred $18 million of related charges in the first quarter of 2026, primarily for severance, in addition to the $6 million incurred in the fourth quarter of 2025. These charges are included in the table above for the three months ended March 31, 2026. For more information, see Note 12. Exit Activities.

During the three months ended March 31, 2026, the Company recognized a $13 million charge to adjust certain held for sale assets to their estimated fair value. Current Assets and Current Liabilities on the Condensed Consolidated Balance Sheets at March 31, 2026 include $19 million and $6 million, respectively, primarily related to multiple paperboard manufacturing and packaging facilities and other related assets that met the held for sale criteria as of March 31, 2026. Current Assets on the Condensed Consolidated Balance Sheets include $10 million primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of December 31, 2025. For more information, see Note 12. Exit Activities.

In the fourth quarter of 2025, the Company commenced operations of its new recycled paperboard manufacturing facility located in Waco, Texas. From the project's announcement through completion, the Company incurred $55 million of start-up charges within Corporate and Other. No start-up charges were incurred in 2026 or after the facility became operational in the fourth quarter of 2025. For the three months ended March 31, 2025, the Company incurred $7 million of start-up charges, which is included in the table above. For more information, see Note 12. Exit Activities.

In connection with the Waco project, the Company closed its Middletown, Ohio recycled paperboard manufacturing facility in May 2025 and its East Angus, Québec recycled paperboard manufacturing facility in December 2025 to consolidate production into fewer, more efficient locations. Charges associated with these closures are included Exit Activities in the table above. For more information, see Note 12. Exit Activities.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During 2024, the Company decided to close multiple packaging facilities. Production from these facilities has been consolidated into other existing packaging facilities. The costs associated with these exit activities are included in Exit Activities in the table above. During three months ended March 31, 2026, the Company recognized a gain of $4 million on the sale of an exited property, which is also included in the table above. For more information see Note 12. Exit Activities.

Russia Vendor Loan and Loan Payable

In November 2023, the Company sold its two packaging facilities in Russia (the "Russian Operations") to former members of management (the "Buyer") for total consideration of $66 million, which primarily consisted of a long-term loan to the Buyer maturing in 2038 (the "Vendor Loan"). Due to ongoing sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $51 million against the Vendor Loan receivable. Through March 31, 2026, the Buyer has repaid $4 million. The net carrying amount of the Vendor Loan is included in Other Assets on the Condensed Consolidated Balance Sheets.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable maturing in 2037 (the "Loan Payable"). The Loan Payable totaling $36 million is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

Goodwill

The Company performed its annual goodwill impairment tests as of October 1, 2025. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. Fair value exceeded carrying value by approximately 2% for the International reporting unit and approximately 18% for the Foodservice reporting unit. No other reporting units had a fair value that exceeded carrying value by less than 20%. The International reporting unit and the Foodservice reporting unit had goodwill totaling $525 million and $84 million at March 31, 2026, respectively.

The variability of the assumptions that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. Accordingly, the Company's accounting estimates may materially change from period to period due to changing market factors. If the Company had used other assumptions and estimates or if different conditions occur in future periods, future operating results and cash flows could be materially impacted, and judgments and conclusions about the recoverability of goodwill could change. The assumptions used in the goodwill impairment testing process could also be adversely impacted by certain of the risks disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and thus could result in future goodwill impairment charges. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined there were no triggering events requiring an interim impairment analysis during the three months ended March 31, 2026.

Adoption of New Accounting Standards

There have been no new accounting standards adopted since the filing of the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025 that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU simplifies and modernizes the capitalization guidance for internal-use software costs by eliminating references to prescriptive software development stages and introducing a principles-based approach. Under the new guidance, capitalization begins when management authorizes and commits to funding a project and it is probable the software will be completed and used as intended, considering any significant uncertainties in development. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Entities may apply the guidance prospectively, retrospectively, or using a modified approach for in-process projects. The Company is currently evaluating the impact of this ASU on its disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and improves interim disclosure requirements and the applicability of interim reporting guidance. It is effective for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. Entities may apply the guidance prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its disclosures.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Note 2. Inventories, Net

Inventories, Net by major class:

In millions	March 31, 2026	December 31, 2025
Finished Goods	$583	$547
Work in Progress	197	202
Raw Materials	610	674
Supplies	328	343
Total	$1,718	$1,766

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Debt

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	March 31, 2026	December 31, 2025
Short-Term Borrowings	$13	$17
Current Portion of Finance Leases	7	7
Current Portion of Long-Term Debt	529	525
Total	$549	$549

Long-Term Debt is comprised of the following:

In millions	March 31, 2026	December 31, 2025
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.51%, due 2026(a)	$400	$400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.76%, due 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.51%, due 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, due 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.64%, due 2029(a)	335	340
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.78%, due 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375% effective rate of 6.44%, due 2032(a)	500	500
Green Bonds, net of unamortized premium with interest payable at 4.00%, effective rate of 1.70%, due 2026(a)	101	102
Green Bonds, net of unamortized premium with interest payable at 5.00%, effective rate of 4.65%, due 2030(a)	100	100
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.67%, due 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly at floating rates (5.35% at March 31, 2026), effective rate of 5.36%, due 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly at floating rates (5.32% at March 31, 2026), effective rate of 5.33%, due 2029(a)	50	50
Senior Secured Term Loan A-6 Facility with interest payable monthly at floating rates (5.37% at March 31, 2026), effective rate of 5.39%, due 2029(a)	200	200
Senior Secured Term Loan A-1 Facilities with interest payable at various dates at floating rates (5.52% at March 31, 2026), due 2029(a)	481	484
Senior Secured Term Loan Facility (€199 million) with interest payable at various dates at floating rates (3.58% at March 31, 2026), due 2029(a)	228	233
Senior Secured Revolving Credit Facilities with interest payable at floating rates (5.52% at March 31, 2026), due 2029(a)(b)	1,049	848
Finance Leases	138	141
Other	2	2
Total Long-Term Debt Including Current Portion	5,759	5,575
Less: Current Portion	536	532
Total Long-Term Debt Excluding Current Portion	5,223	5,043
Less: Unamortized Debt Deferred Issuance Costs	20	21
Total Long-Term Debt	$5,203	$5,022
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries.
(b) The year-to-date weighted-average effective interest rates for the Company's Senior Secured Revolving Credit Facilities were 5.51% and 5.84% as of March 31, 2026 and December 31, 2025, respectively.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On May 29, 2025, the Company, through its subsidiary GPIL, completed a $100 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program (the "Green Bonds"). The Green Bonds are special limited obligations of Mission Economic Development Corporation (the "Issuer") payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Issuer and GPIL. The Green Bonds mature and must be redeemed by the Company in 2030, but can be reissued under certain conditions until 2064. The Green Bonds were issued at a price of 101.904% and bear interest at an annual rate of 5.0%. The equivalent yield is 4.57%. The net proceeds of $99 million were used to fund a portion of GPIL's spend on construction of the new recycled paperboard manufacturing facility located in Waco, Texas (the "Project"). The bonds have been designated as Green Bonds because: (i) the proceeds were used to finance a solid waste disposal/recycling facility; and (ii) the Project will promote environmental sustainability through expected reductions in the intensity of greenhouse gas emissions, energy usage and water usage.

On October 31, 2025, GPIL entered into an Incremental Facility Amendment to the Fifth Amended and Restated Credit Agreement, dated June 3, 2024, which provides for a Delayed Draw Incremental Term Facility in the aggregate amount of up to $400 million pursuant to which GPIL may borrow a delayed draw incremental term loan in a single drawing during the period from and including March 15, 2026 and ending on April 15, 2026 (the "Delayed Draw Incremental Term Loan"). The Delayed Draw Incremental Term Loan will mature on June 30, 2027. The proceeds of the Delayed Draw Incremental Term Loan shall be used by GPIL to repay in full GPIL's 1.512% Senior Secured Notes due on April 15, 2026. The new term loan is collateralized by the same assets as the Company's Senior Secured Facilities on a pari passu basis. The new term loan will bear interest at a floating rate per annum, ranging from SOFR plus 1.00% to SOFR plus 1.75%, or base rate plus 0.00% to base rate plus 0.75%, determined using a pricing grid based on GPIL's consolidated total leverage ratio from time to time, and GPIL's election of SOFR or base rate as the reference rate. Prior to its funding, the Delayed Draw Incremental Term Loan is subject to a commitment/ticking fee ranging from 0.10% to 0.25% per annum based on the undrawn amount thereof.

At March 31, 2026, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,900	$1,049	$849
Senior Secured International Revolving Credit Facility	207	—	207
Other International Facilities	49	15	34
Total	$2,156	$1,064	$1,090
(a) In accordance with its debt agreements, the Company's availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of March 31, 2026, which expire at various dates through 2027 unless extended. The Company also had $72 million of standby letters of credit issued under a separate unsecured facility as of March 31, 2026, which do not have any impact on the Company's availability under its revolving credit facilities. The standby letters of credit are primarily related to the Company's workers' compensation programs and project development activities.

Interest Expense, Net

Interest Expense, Net was $64 million and $51 million for the three months ended March 31, 2026 and 2025, respectively. Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was $2 million and $14 million for the three months ended March 31, 2026 and 2025, respectively.

Covenant Agreements

The Covenants in the Credit Agreement and the supplemental indentures governing the 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the "Indentures"), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

On February 26, 2026, the Company, GPIP, Graphic Packaging International, LLC, the primary operating subsidiary of the Company ("GPIL"), certain subsidiaries of GPIL, and Bank of America, N.A., as administrative agent for the lenders party thereto entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Credit Agreement, dated June 3, 2024 (as amended by the Amendment, the "Credit Agreement"). The Amendment increases the permitted Consolidated Total Leverage Ratio from March 31, 2026 to June 30, 2027. The Amendment increases the existing maximum Consolidated Total Leverage Ratio covenant from 4.25 to 1.00 to 5.00 to 1.00 for the period ending March 31, 2026 through December 31, 2026 and to 4.75 to 1.00 for the period ending March 31, 2027, through and including June 30, 2027. The Amendment also incorporates an additional pricing tier when the Consolidated Total Leverage Ratio is greater than or equal to 4.75 to 1.00; limits share repurchases to $65 million on an annual basis; and places additional restrictions on acquisitions and investments in non-guarantor subsidiaries during the period commencing on February 26, 2026 and ending on September 30, 2027.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2026, the Company was in compliance with such covenant and the ratio was 4.18 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2026, the Company was in compliance with such covenant and the ratio was 5.48 to 1.00.

Note 4. Stock Incentive Plans

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the "2024 Plan"). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, RSUs, restricted stock awards, and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC's authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of March 31, 2026, there were 7.3 million shares remaining available to be granted under the 2024 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2024 and 2014 Plans and related RSU grant agreements, RSUs granted to employees generally vest and become payable in one to three years from the date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets that must be met for the RSUs to vest, and a relative total shareholder return modifier. The 2023 award agreements contain vesting provisions that allow retiring employees to vest on a daily pro-rata basis from the date of grant through their retirement date. For the grant agreements subsequent to the 2024 Plan, the vesting provisions were changed to allow retiring employees to vest in full upon an eligible retirement. This change required the Company to accelerate the recognition of the compensation expense for the grants subsequent to the 2024 Plan for active retirement-eligible employees. Retirement eligibility is dependent upon meeting certain age and/or years of service and notice requirements.

RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. Stock awards issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and Stock Awards granted in the three months ended March 31, 2026 is as follows:

Weighted-Average Grant Date Fair Value Per Share
RSUs - Employees and Non-Employee Directors	2,779,095	$11.58

Stock compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
In millions	2026	2025
Selling, General and Administrative	$12	$—
Business Combinations, Exit Activities and Other Special Items, Net (a)	—	(4)
Total	$12	$(4)
(a) Three months ended March 31, 2025 includes a credit to compensation expense for stock incentive plans due to Company performance adjustments for the 2024 grants of performance-based RSUs previously expensed in 2024, and related to the terms of the 2024 grants (which differed from the 2023 grants) under the 2014 Plan.

During the three months ended March 31, 2026 and 2025, 0.8 million and 1.6 million shares, respectively, were issued. The shares issued were primarily related to RSUs granted to employees during 2023 and 2022, and equity grants to non-employee directors.

Note 5. Pensions and Other Postretirement Benefits

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

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Expense

The pension expenses related to the Company's plans consisted of the following:

	Pension Benefits
	Three Months Ended March 31,
In millions	2026	2025
Components of Net Periodic Cost:
Service Cost	$1	$1
Interest Cost	5	6
Expected Return on Plan Assets	(6)	(6)
Amortization:
Actuarial Loss	1	1
Net Periodic Cost	$1	$2

Employer Contributions

The Company made $2 million of contributions to its pension plans during the three months ended March 31, 2026 and 2025. The Company expects to make contributions in the range of $10 million to $15 million for the full year 2026.

The Company did not make any postretirement health care benefit contributions during the three months ended March 31, 2026 and 2025. For the full year 2026, the Company expects to make approximately $2 million in contributions to its postretirement health care plans.

Note 6. Financial Instruments and Fair Value Measurement

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in, the related hedged exposure and presented in the same line of the Condensed Consolidated Statements of Operations expected for the hedged item.

For more information regarding the Company's financial instruments and fair value measurement, see Note 10. Financial Instruments, Derivatives and Hedging Activities and Note 11. Fair Value Measurement of the Notes to Consolidated Financial Statements of the Company's 2025 Annual Report on Form 10-K.

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

The following table summarizes the Company's current interest rate swap positions as of March 31, 2026 and December 31, 2025.

Start	End	Notional Amount (In Millions)	Weighted Average Interest Rate
05/01/2025	05/01/2027	$500	3.50%

These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs. During the three months ended March 31, 2026, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swaps. Additionally, there were no amounts excluded from the measure of effectiveness during those periods. As of March 31, 2025, the Company had no outstanding interest rate swaps.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and the resulting gain or loss reclassified into Cost of Sales on the Condensed Consolidated Statements of Operations concurrently with the recognition of the commodity consumed. The Company has hedged approximately 60% and 10% of its expected natural gas usage for the remainder of 2026 and all of 2027, respectively.

During the three months ended March 31, 2026 and 2025, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness during those periods.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and gains and losses related to these contracts are recognized in Other Expense, Net or Net Sales in the Condensed Consolidated Statements of Operations, when appropriate.

As of March 31, 2026, the Company had multiple forward exchange contracts outstanding with maturities through the remainder of 2026. The purchased contracts outstanding on March 31, 2026 and December 31, 2025, when aggregated and translated into U.S. dollars at the respective contractual rates, had notional amounts of $82 million and $118 million, respectively.

During the three months ended March 31, 2026, there were no amounts reclassified to earnings in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness. As of March 31, 2025, the Company had no outstanding forward exchange contracts.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2026 and December 31, 2025, multiple foreign currency forward exchange contracts existed, with maturities ranging up to five months. Those foreign currency exchange contracts outstanding at March 31, 2026 and December 31, 2025, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2026 and December 31, 2025, had net notional amounts totaling $158 million and $155 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net in the Condensed Consolidated Statements of Operations and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

	Derivative Assets(a)		Derivative Liabilities(b)
	March 31,	December 31,	March 31,	December 31,
In millions	2026	2025	2026	2025
Derivatives Designated as Hedging Instruments:
Commodity Contracts	$—	$—	$6	$5
Foreign Currency Contracts	1	—	—	1
Interest Rate Swap Agreements	1	—	—	1
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Contracts	—	—	—	1
Total	$2	$—	$6	$8
(a)Derivative assets of $2 million are included in Other Current Assets as of March 31, 2026.
(b)Derivative liabilities of $6 million and $8 million are included in Other Accrued Liabilities as of March 31, 2026 and December 31, 2025, respectively.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair values of the Company's other financial assets and liabilities at March 31, 2026 and December 31, 2025 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company's Long-Term Debt (excluding finance leases and deferred financing fees) was $5,530 million and $5,381 million as compared to the carrying amounts of $5,621 million and $5,434 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of the Company's Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company's Condensed Consolidated Statements of Operations is as follows:

	Amount of Gain Recognized in Accumulated Other Comprehensive Loss			Amount of Gain Recognized in Condensed Consolidated Statements of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2026	2025	Location in Statement of Operations	2026	2025
Commodity Contracts	$(1)	$(8)	Cost of Sales	$(2)	$(1)
Foreign Currency Contracts	(2)	—	Other Expense, Net	—	—
Interest Rate Swap Agreements	(2)	—	Interest Expense, Net	—	—
Total	$(5)	$(8)	Total	$(2)	$(1)

At March 31, 2026, the Company expects to reclassify $4 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with, and offsetting changes in, the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company's Condensed Consolidated Statements of Operations is as follows:

		Amount of (Gain) Loss Recognized in Condensed Consolidated Statements of Operations
		Three Months Ended March 31,
In millions	Location in Statement of Operations	2026	2025
Foreign Currency Contracts	Other Expense, Net	$(1)	$2

Note 7. Income Taxes

During the three months ended March 31, 2026, the Company recognized Income Tax Benefits of $2 million on Loss before Income Taxes of $45 million. The effective tax rate for the three months ended March 31, 2026 is different from the statutory rate primarily due to the discrete tax impact of the charges associated with the adjustment of certain held for sale assets to their estimated fair value that results in no corresponding tax benefit. The Company also recorded discrete tax adjustments including $2 million for a tax shortfall related to RSUs that vested during the period and $2 million for the establishment of a valuation allowance against certain net deferred tax assets in the Netherlands. Additionally, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended March 31, 2025, the Company recognized Income Tax Expense of $43 million on Income before Income Taxes of $170 million. The effective tax rate for the three months ended March 31, 2025 is different from the statutory rate primarily due to the write-off of non-deductible book goodwill associated with the sale of the Company's Augusta, Georgia bleached paperboard manufacturing facility in May 2024; a benefit from purchased tax credits; discrete tax adjustments, including a tax benefit of $2 million related to excess tax benefits on RSUs that vested during the period; and the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8. Environmental and Legal Matters

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

Note 9. Segment Information

The Company's reportable segments are described as follows:

Americas Paperboard Packaging includes paperboard packaging sold primarily to consumer packaged goods ("CPG") companies serving the food, beverage and consumer product markets and cups, lids and food containers sold primarily to foodservice companies and quick-service restaurants in the Americas.

International Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, foodservice, beverage and consumer product markets, including healthcare and beauty, primarily in Europe.

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

The Company's Chief Operating Decision Maker ("CODM"), who is responsible for allocating resources, assessing performance of the operating segments and making strategic decisions, has been identified as the Chief Executive Officer. The evaluation of operating segment performance is based primarily on Income from Operations. Each segment maintains separate financial information, and the CODM evaluates the segments' operating results on a regular basis.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below represents information for the Company's Reportable segments; amounts related to Corporate and Other are included for reconciliation purposes:

	Three Months Ended March 31, 2026
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,464	$563	$129	$2,156
Cost of Sales(b)	1,236	488	126	1,850
Selling, General and Administrative(b)	90	67	45	202
Other(c)	8	10	67	85
Income (Loss) from Operations	$130	$(2)	$(109)	$19

Other Segment Information
Capital Spending	$16	$25	$99	$140
Depreciation and Amortization	39	34	66	139
(a) Revenue from sales of paperboard to third parties is reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization.
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see Note 1. General Information).

	Three Months Ended March 31, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,476	$523	$121	$2,120
Cost of Sales(b)	1,141	421	113	1,675
Selling, General and Administrative(b)	94	61	41	196
Other(c)	13	1	14	28
Income (Loss) from Operations	$228	$40	$(47)	$221

Other Segment Information
Capital Spending	$19	$24	$270	$313
Depreciation and Amortization	43	29	59	131
(a) Revenue from sales of paperboard to third parties is reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization, while Cost of Sales also includes accelerated depreciation related to exit activities for all segments presented (see Note 12. Exit Activities).
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see Note 1. General Information).

Total segment Income (Loss) from Operations is reconciled to (Loss) Income before Income Taxes as follows:

	Three Months Ended March 31,
In millions	2026	2025
Income (Loss) from Operations:
Americas Paperboard Packaging	$130	$228
International Paperboard Packaging	(2)	40
Total	$128	$268
Corporate and Other	(109)	(47)
Interest Expense, Net	(64)	(51)
(Loss) Income before Income Taxes	$(45)	$170

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. (Loss) Earnings Per Share

	Three Months Ended March 31,
In millions, except per share data	2026	2025
Net (Loss) Income	$(43)	$127
Weighted Average Shares:
Basic	296.7	302.2
Dilutive Effect of RSUs	—	1.0
Diluted	296.7	303.2
(Loss) Earnings Per Share - Basic	$(0.14)	$0.42
(Loss) Earnings Per Share - Diluted	$(0.14)	$0.42

For the three months ended March 31, 2026, 1.5 million RSUs were excluded from the above calculation because they were anti-dilutive.

Note 11. Changes in Accumulated Other Comprehensive Loss

The following represents changes in Accumulated Other Comprehensive Loss attributable to Graphic Packaging Holding Company by component for the three months ended March 31, 2026:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2025	$—	$(104)	$(158)	$(262)
Other Comprehensive Income (Loss) before Reclassifications	3	(1)	(24)	(22)
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	(1)	1	—	—
Net Current-period Other Comprehensive Income (Loss)	2	—	(24)	(22)
Balance at March 31, 2026	$2	$(104)	$(182)	$(284)
(a) See following table for details about these reclassifications.

The following details about Accumulated Other Comprehensive Loss components represents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2026:

In millions	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivative Instruments:
Commodity Contracts	$(2)		Cost of Sales
	1		Income Tax Benefit (Expense)
	$(1)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$1	(a)
	$1		Total, Net of Tax

Total Reclassifications for the Period	$—		Total, Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 5. Pensions and Other Postretirement Benefits).

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12. Exit Activities

During the first quarter of 2026, the Company decided to discontinue its project to build automated roll warehouses at its Kalamazoo, Michigan and Texarkana, Texas paperboard manufacturing facilities. This decision reflects a shift in operational priorities and the Company's focus on optimizing capital deployment and cost-management efforts. As a result of the cancellation of this project, the Company incurred charges of $40 million within Corporate and Other related to the write-off of assets, which were primarily equipment, site preparation and engineering costs for this project. The costs associated with this project are included in the table below for the three months ended March 31, 2026.

Also during the first quarter of 2026, the Company implemented additional cost and production optimization initiatives following its review of support functions and other expenses. These initiatives were incremental to the measures taken in the fourth quarter of 2025. The Company incurred $18 million within Corporate and Other of charges in the first quarter of 2026, primarily for severance, in addition to the $6 million incurred in the fourth quarter of 2025. These charges are included in the table below for the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company recognized a $13 million charge within the International Paperboard Packaging reportable segment to adjust certain held for sale assets to their estimated fair value. Current Assets and Current Liabilities on the Condensed Consolidated Balance Sheets include $19 million and $6 million, respectively, primarily related to multiple paperboard manufacturing and packaging facilities and other related assets that met the held for sale criteria as of March 31, 2026. Current Assets on the Condensed Consolidated Balance Sheets include $10 million primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of December 31, 2025.

In the fourth quarter of 2025, the Company commenced operations of its new recycled paperboard manufacturing facility located in Waco, Texas. From the project's announcement through completion, the Company incurred $55 million of start-up charges within Corporate and Other. No start-up charges were incurred in 2026 or after the facility became operational in the fourth quarter of 2025. For the three months ended March 31, 2025, the Company incurred $7 million of start-up charges, which is included in the table below.

In connection with the Waco project, the Company closed its Middletown, Ohio recycled paperboard manufacturing facility in May 2025 and its East Angus, Québec recycled paperboard manufacturing facility in December 2025 to consolidate production into fewer, more efficient locations. The costs associated with these exit activities are included in Corporate and Other, are included in the table below for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2025, the Company incurred charges of $4 million for accelerated depreciation, which is included in the table below.

During 2024, the Company decided to close multiple packaging facilities. Production from these facilities has been consolidated into other existing packaging facilities. The costs associated with these exit activities are included in Americas Paperboard Packaging and International Paperboard Packaging reportable segments and are included in the table below for the three months ended March 31, 2026 and 2025. During three months ended March 31, 2026, the Company recognized a gain of $4 million on the sale of an exited property, which is also included in the table below.

The following table summarizes the costs incurred during the three months ended March 31, 2026 and 2025 related to these restructurings:

		Three Months Ended March 31,
In millions	Location in Statement of Operations	2026	2025
Asset Write-Offs and Start-Up Costs(a)	Business Combinations, Exit Activities and Other Special Items, Net	$55	$12
Severance Costs and Other(b)	Business Combinations, Exit Activities and Other Special Items, Net	18	2
Accelerated Depreciation	Cost of Sales	—	4
Total		$73	$18
(a) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory, offset by the net gain recognized on the sale of an exited property.
(b) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see Note 1. Business Combinations, Exit Activities and Other Special Charges, Net).

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2025	$21
Costs Incurred(a)	17
Payments(b)	(11)
Adjustments(c)	(6)
Balance at March 31, 2026	$21
(a) Related to severance and benefits costs incurred in connection with the Company's cost and production optimization initiatives.
(b) Includes approximately $8 million of payments related to the closure of the Company's East Angus, Québec recycled paperboard manufacturing facility in December 2025 and approximately $3 million of payments related to other severance and benefits costs included in Corporate and Other.
(c) Adjustments related to changes in estimates of severance costs.

Note 13. Subsequent Events

On April 14, 2026, the Company drew the full amount of the $400 million of the Delayed Draw Incremental Term Loan. The Delayed Draw Incremental Term Loan will mature on June 30, 2027. The Company used the proceeds to repay in full its 1.512% Senior Secured Notes, which matured April 15, 2026. For more information see Note 3. Debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This management's discussion and analysis of financial conditions and results of operations is intended to assist you in understanding the Company's past performance, financial condition and prospects. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 along with the Condensed Consolidated Financial Statements and related notes included in and referred to within this report.

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

Graphic Packaging works closely with its customers to understand their specifications and goals and to create new and innovative designs customized to their specific needs. The Company's approach serves to build and strengthen long-term relationships with purchasing, brand management, marketing and other key customer functions. The Company is organized to bring the full resources of its global and local innovation, design, and manufacturing capabilities to all of its customers with the goal of delivering packaging solutions that are more circular, more functional and more convenient.

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

•During 2024, the Company decided to close multiple packaging facilities. Production from these facilities has been consolidated into other existing packaging facilities. During three months ended March 31, 2026, the Company recognized a gain of $4 million on the sale of an exited property.

Current Assets and Current Liabilities on the Condensed Consolidated Balance Sheets include $19 million and $6 million, respectively, primarily related to multiple paperboard manufacturing and packaging facilities and other related assets that met the held for sale criteria as of March 31, 2026. Current Assets on the Condensed Consolidated Balance Sheets include $10 million primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of December 31, 2025.

Results of Operations

	Three Months Ended March 31,
In millions	2026	2025
Net Sales	$2,156	$2,120
Income from Operations	19	221
Interest Expense, Net	(64)	(51)
(Loss) Income before Income Taxes	(45)	170
Income Tax Benefit (Expense)	2	(43)
Net (Loss) Income	$(43)	$127

First Quarter 2026 Compared to First Quarter 2025

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2025	Price/ Volume/ Mix	Exchange	2026	Increase	Percent Change
Consolidated	$2,120	$(14)	$50	$2,156	$36	2%

The Company's Net Sales for the three months ended March 31, 2026 increased by $36 million, or 2%, to $2,156 million from $2,120 million for the three months ended March 31, 2025, driven by higher volumes and a favorable foreign currency exchange of $50 million, partially offset by lower pricing of $32 million. Innovation sales growth was $42 million, driven by sales of the Company's sustainable consumer packaging solutions. Higher packaging sales in the food and health and beauty markets were partially offset by lower packaging sales in the foodservice and household markets, while packaging sales in the beverage market was relatively flat.

Income from Operations

Income from Operations for the three months ended March 31, 2026 decreased $202 million, or 91%, to $19 million from $221 million for the three months ended March 31, 2025, due to lower pricing, weather, higher maintenance spend and production curtailment impacts, other inflation (primarily labor and benefits) of $21 million, and commodity inflation (including energy, logistics, chemicals and purchased materials, partially offset by wood and secondary fiber) of $16 million, partially offset by favorable foreign currency exchange of $3 million.

Income from Operations was also unfavorably impacted by $40 million of charges related to the Company's decision to discontinue its project to build automated roll warehouses at its Kalamazoo, Michigan and Texarkana, Texas paperboard manufacturing facilities. The Company also incurred $18 million of charges related to cost and production optimization initiatives, primarily for severance following its review of support functions and other expenses, and recognized $13 million of impairment charges related to adjusting certain held for sale assets to their estimated fair value. Income from Operations was favorably impacted by a reduction in accelerated depreciation related to the closures of several paperboard facilities of $4 million.

Interest Expense, Net

Interest Expense, Net was $64 million and $51 million for the three months ended March 31, 2026 and 2025, respectively. Interest Expense, Net increased primarily due to a decrease in capitalized interest due to the completion of the Waco project. The Company capitalized interest of $2 million and $14 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, approximately 31% of the Company's total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2026, the Company recognized Income Tax Benefits of $2 million on Loss before Income Taxes of $45 million. The effective tax rate for the three months ended March 31, 2026 is different from the statutory rate primarily due to the discrete tax impact of the charges associated with the adjustment of certain held for sale assets to their estimated fair value that results in no corresponding tax benefit. The Company also recorded discrete tax adjustments including $2 million for a tax shortfall related to restricted stock units ("RSUs") that vested during the period and $2 million for the establishment of a valuation allowance against certain net deferred tax assets in the Netherlands. Additionally, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

International Paperboard Packaging includes paperboard packaging sold primarily to CPG companies serving the food, foodservice, beverage and consumer product markets, including healthcare and beauty, primarily in Europe.

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

The Company's Chief Operating Decision Maker evaluates each segment based primarily on Income from Operations. The accounting policies of the reportable segments are the same as those described in Note 1. General Information in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
In millions	2026	2025
Net Sales:
Americas Paperboard Packaging	$1,464	$1,476
International Paperboard Packaging	563	523
Corporate/Other/Eliminations(a)	129	121
Total	$2,156	$2,120

Income (Loss) from Operations:
Americas Paperboard Packaging(b)(c)	$130	$228
International Paperboard Packaging(c)	(2)	40
Corporate and Other(b)(c)	(109)	(47)
Total	$19	$221
(a) Includes revenue from the sale of paperboard to third parties.
(b) Includes accelerated depreciation related to exit activities in 2025. See Note 12. Exit Activities in the Notes to Condensed Consolidated Financial Statements for further information.
(c) Includes expenses related to business combinations, exit activities and other special items. See Note 1. General Information in the Notes to Condensed Consolidated Financial Statements for further information.

2026 Compared to 2025

First Quarter 2026 Compared to First Quarter 2025

Americas Paperboard Packaging

Net Sales decreased due to lower pricing, partially offset by innovation sales growth driven by conversions to the Company's sustainable consumer packaging solutions and favorable foreign currency exchange. Lower packaging sales in the foodservice, household and beverage markets were partially offset by higher packaging sales in the food market.

Income from Operations decreased due to lower pricing, higher commodity cost and other inflation (primarily labor and benefits), mix, weather, higher maintenance spend, and production curtailment impacts offset by cost savings from continuous improvement and other programs and productivity improvements.

International Paperboard Packaging

Net Sales increased due to favorable foreign currency exchange, innovation sales growth driven by conversions to the Company's sustainable consumer packaging solutions and mix, partially offset by lower pricing. Higher packaging sales were in the food, beverage and health and beauty markets, while packaging sales in the foodservice and household markets were relatively flat.

Income from Operations decreased due to lower pricing, higher commodity cost and other inflation (primarily labor and benefits), partially offset by favorable foreign currency exchange and cost savings from continuous improvement and other programs, including benefits from capital projects, and productivity improvements. Income from Operations was also unfavorably impacted by $13 million of impairment charges related to adjusting certain held for sale assets to their estimated fair value.

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

Cash Flows

	Three Months Ended March 31,
In millions	2026	2025
Net Cash Used in Operating Activities	$(113)	$(174)
Net Cash Used in Investing Activities	(97)	(298)
Net Cash Provided by Financing Activities	138	439

Net cash used in operating activities for the three months ended March 31, 2026 totaled $113 million compared to $174 million for the same period in 2025. The improvement was driven by a lower use of working capital in the current year. Pension contributions for the three months ended March 31, 2026 and 2025 were $2 million.

Net cash used in investing activities for the three months ended March 31, 2026 totaled $97 million compared to $298 million for the same period in 2025. The Company had capital spending of $140 million ($96 million was capitalized, of which $82 million was for adding capacity and improving process capabilities, $8 million for capital spares and $6 million for manufacturing packaging machinery) and $313 million ($215 million was capitalized) in 2026 and 2025, respectively. Capital spending decreased compared to prior year due to the completion of a significant portion of the Waco, Texas recycled paperboard facility in the fourth quarter of 2025, which drove elevated capital spending in the prior period. Net cash receipts related to the accounts receivable securitization and sale programs were $45 million and $28 million in 2026 and 2025, respectively.

Net cash provided by financing activities for the three months ended March 31, 2026 totaled $138 million compared to $439 million for the same period in 2025. Current year activities also include borrowings under revolving credit facilities, primarily for capital spending, and payments on debt of $5 million. The Company also paid dividends of $32 million and withheld $4 million of RSUs to satisfy tax withholding obligations related to the payout of RSUs. Prior year financing activities included borrowings made under revolving credit facilities, primarily for capital spending, and payments on debt of $3 million. The Company also paid dividends and distributions of $30 million and withheld $27 million of RSUs to satisfy tax withholding payments related to the payout of RSUs.

Supplemental Guarantor Financial Information

As discussed in Note 3. Debt in the Notes to Condensed Consolidated Financial Statements, the Senior Notes issued by Graphic Packaging International, LLC, the primary operating subsidiary of the Company ("GPIL") are guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries (the "Subsidiary Guarantors"), which consist of all material 100% owned subsidiaries of GPIL other than its foreign subsidiaries and foreign subsidiary holding companies. GPIL's remaining subsidiaries (the "Nonguarantor Subsidiaries") include all of GPIL's foreign subsidiaries, foreign subsidiary holding companies and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

Because Graphic Packaging Holding Company ("GPHC") and GPIP have no independent assets or operations other than ownership of GPIL, the results of operations, assets and liabilities for GPHC and GPIL are substantially the same. The summarized financial information below is presented on a combined basis, consisting of the Issuer (GPIL) and Subsidiary Guarantors, and is presented after the elimination of: (i) intercompany transactions and balances among the Issuer and Subsidiary Guarantors, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

In millions	Three Months Ended March 31, 2026
Summarized Statements of Operations
Net Sales(a)	$1,628
Cost of Sales	1,394
Income from Operations	19
Net Income	(41)
(a) Includes Net Sales to Nonguarantor Subsidiaries of $160 million.

In millions	March 31, 2026	December 31, 2025
Summarized Balance Sheets
Current Assets (excluding intercompany receivable from Nonguarantor Subsidiaries)	$1,576	$1,569
Noncurrent Assets	6,929	6,967
Intercompany receivables from Nonguarantor Subsidiaries	290	222
Current Liabilities	1,645	1,739
Noncurrent Liabilities	6,060	5,885

Liquidity and Capital Resources

The Company expects its material cash requirements for the next nine months will be for: capital spending, periodic required income tax payments, periodic interest and debt service payments on associated debt, as discussed in Note 5. Debt of the Notes to Consolidated Financial Statements of the Company's 2025 Annual Report on Form 10-K, lease agreements which have fixed lease payment obligations, as discussed in Note 6. Leases of the Notes to Consolidated Financial Statements of the Company's 2025 Annual Report on Form 10-K, and minimum purchase commitments as discussed in Note 13. Commitments of the Notes to Consolidated Financial Statements of the Company's 2025 Annual Report on Form 10-K, along with ongoing operating costs, working capital, share repurchases and dividend payments. The Company expects its primary sources of liquidity to be cash flows from sales and operating activities in the normal course of operations and availability from its revolving credit facilities, as needed. The Company expects that these sources will be sufficient to fund ongoing cash requirements for the foreseeable future, including at least the next twelve months.

Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.00% Green Bonds due 2026, 5.00% Green Bonds due 2030, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital spending program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see Covenant Restrictions below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs and the Company's ability to successfully implement its overall business and profitability strategies.

Accounts receivable are stated at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts. The allowance for doubtful accounts is estimated based on historical experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and the creditworthiness of customers. Receivables are charged to the allowance when determined to be no longer collectible.

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

The following table summarizes the activity under these programs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions	2026	2025
Receivables Sold and Derecognized	$932	$876
Proceeds Collected on Behalf of Financial Institutions	897	872
Net Proceeds Paid to Financial Institutions	(9)	(52)
Deferred Purchase Price at March 31(a)	22	17
Pledged Receivables at March 31	155	157
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $847 million and $814 million as of March 31, 2026 and December 31, 2025, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2026 and 2025, the Company sold receivables of $271 million and $262 million, respectively, related to these arrangements.

The fees associated with the sale of receivables for all programs were $13 million and $14 million for the three months ended March 31, 2026 and 2025, respectively, and are included in Other Expense, Net in the Condensed Consolidated Statements of Operations.

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the SFP. Amounts due to suppliers that elected to participate in the SFP are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets, and payments made under the SFP are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $28 million and $27 million to suppliers who elected to participate in the SFP as of March 31, 2026 and December 31, 2025, respectively.

Covenant Restrictions

Covenants contained in the Company's Fifth Amended and Restated Credit Agreement, dated June 3, 2024 (as amended by Amendment No. 1 on February 26, 2026, the "Credit Agreement") and the Indentures may, among other things, limit the Company's ability to incur additional indebtedness, dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries and engage in certain transactions with affiliates. Such restrictions, as well as disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant.

On February 26, 2026, the Company, GPIP, GPIL, and certain subsidiaries of GPIL entered into Amendment No. 1 (the "Amendment") to the Credit Agreement to increase the maximum Consolidated Total Leverage Ratio from March 31, 2026 to December 31, 2026 to 5.00 to 1.00 and from March 31, 2027 to June 30, 2027 to 4.75 to 1.00. The Amendment also incorporates an additional pricing tier when the Consolidated Total Leverage Ratio is greater than or equal to 4.75 to 1.00; limits share repurchases to $65 million on an annual basis; and places additional restrictions on acquisitions and investments in nonguarantor subsidiaries during the period commencing on February 26, 2026 and ending on September 30, 2027.

At March 31, 2026, the Company was in compliance with such covenant and the ratio was 4.18 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2026, the Company was in compliance with such covenant and the ratio was 5.48 to 1.00.

As of March 31, 2026, the Company's credit was rated BB by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

For further discussion of the Company's environmental matters, see Note 8. Environmental and Legal Matters in the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company's Condensed Consolidated Financial Statements are those that are important both to the presentation of the Company's financial condition and results of operations and require significant judgments by management with regard to estimates used.

The Company's most critical accounting policies, which require significant judgment or involve complex estimations, are described in the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

The Company performed its annual goodwill impairment tests as of October 1, 2025. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. Excess fair value over carrying value was approximately 2% for the International reporting unit and 18% for the Foodservice reporting unit. No other reporting units had excess fair value over carrying value below 20%. The International reporting unit and the Foodservice reporting unit had goodwill totaling $525 million and $84 million at March 31, 2026, respectively.

The variability of the assumptions that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. Accordingly, the Company's accounting estimates may materially change from period to period due to changing market factors. If the Company had used other assumptions and estimates or if different conditions occur in future periods, future operating results and cash flows could be materially impacted, and judgments and conclusions about the recoverability of goodwill could change. The assumptions used in the goodwill impairment testing process could also be adversely impacted by certain of the risks disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and thus could result in future goodwill impairment charges. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined there were no triggering events requiring an interim impairment analysis during the three months ended March 31, 2026.

New Accounting Standards

For a discussion of recent accounting pronouncements impacting the Company, see Note 1. General Information in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of certain market risks related to the Company, see Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant developments with respect to derivatives or exposure to market risk during the three months ended March 31, 2026. For a discussion of the Company's Financial Instruments, Derivatives and Hedging Activities, see the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources."

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in the Company’s internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls for communicating and sharing certain information with the Board of Directors. Specifically, there is a lack of transparency related to certain capital expenditures, which resulted in the Company exceeding the delegation of authority for certain capital projects as well as the annual Board-approved capital expenditure limits. The material weakness enabled certain former members of the Company's senior management to not obtain authorization from the Board of Directors related to certain capital expenditures, but did not result in a misstatement to the Company's consolidated financial statements. However, this material weakness could result in unauthorized capital expenditures that would not be prevented or detected.

Plan to Remediate the Material Weakness

During the quarter, the Company developed and continues to implement remediation initiatives. These actions include improved controls, policies, procedures and training related to communication and information sharing with the Board of Directors by Senior Management. The material weakness will not be considered remediated until management has completed the design and implementation of the applicable controls and they operate for a sufficient period of time for management to conclude, through testing, that controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Note 8. Environmental and Legal Matters in the Notes to Condensed Consolidated Financial Statements for additional information.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company purchases shares of its common stock from time to time pursuant to the 2025 and 2023 share repurchase programs announced on April 30, 2025, and July 27, 2023, respectively. Management was authorized to repurchase up to $1.5 billion and $500 million of the Company's issued and outstanding common stock per the 2025 and 2023 share repurchase programs, respectively. During the first quarter of 2026, the Company did not repurchase any shares of its common stock. As of March 31, 2026, 84.2 million shares had been repurchased as part of a publicly announced program. The maximum number of additional shares that may be purchased under the 2025 and 2023 share repurchase programs in the future is 172.5 million based on the closing price of the Company's common stock as of March 31, 2026.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graphic Packaging Holding Company
(Registrant)

/s/ Charles D. Lischer	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 5, 2026
Charles D. Lischer