Form 10-Q
period 2026-06-30
GRAPHIC PACKAGING HOLDING CO
filed 2026-08-04
CIK 1408075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 296,071,573 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging Holding Company ("GPHC" and, together with its subsidiaries, the "Company"), including, but not limited to, the expected effect of the Waco, Texas recycled paperboard manufacturing facility on greenhouse gas emissions, energy usage and water usage, pension contributions and postretirement healthcare plan expenses, the reclassification of pre-tax loss from accumulated other loss to earnings, and material cash requirements, primary sources of liquidity and the sufficiency thereof in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company's ability to implement its business strategies, including acquisitions, productivity initiatives, cost reduction plans and integration activities, the Company's debt level, currency movements and other risks of conducting business internationally, the impact of regulatory and litigation matters, including those that could impact the Company's ability to utilize its U.S. federal income tax attributes to offset taxable income or U.S. federal income taxes and the timing related to the Company's future U.S. federal income tax payments, and those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2025 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements

Graphic Packaging Holding Company
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Net Sales	$2,188	$2,204	$4,344	$4,324
Cost of Sales	1,896	1,784	3,746	3,459
Selling, General and Administrative	180	204	382	400
Other Expense, Net	11	10	25	26
Business Combinations, Exit Activities and Other Special Items, Net	6	13	77	25
Income from Operations	95	193	114	414
Nonoperating Pension and Postretirement Benefit Expense	(1)	(1)	(1)	(1)
Interest Expense, Net	(68)	(53)	(132)	(104)
Income (Loss) before Income Taxes	26	139	(19)	309
Income Tax Expense	(2)	(35)	—	(78)
Net Income (Loss)	$24	$104	$(19)	$231

Net Income (Loss) Per Share - Basic	$0.08	$0.35	$(0.06)	$0.77
Net Income (Loss) Per Share - Diluted	$0.08	$0.34	$(0.06)	$0.76

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net Income (Loss)	$24	$104	$(19)	$231
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	1	(7)	3	(2)
Pension and Postretirement Benefit Plans	2	—	2	—
Currency Translation Adjustment	(10)	111	(34)	188
Total Other Comprehensive (Loss) Income, Net of Tax	(7)	104	(29)	186
Total Comprehensive Income (Loss)	$17	$208	$(48)	$417

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except share and per share amounts	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and Cash Equivalents	$205	$261
Receivables, Net	888	760
Inventories, Net	1,691	1,766
Assets Held for Sale	8	10
Other Current Assets	220	126
Total Current Assets	3,012	2,923
Property, Plant and Equipment, Net	5,532	5,669
Goodwill	2,048	2,065
Intangible Assets, Net	626	670
Other Assets	442	448
Total Assets	$11,660	$11,775

Liabilities
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$552	$549
Accounts Payable	955	1,027
Compensation and Employee Benefits	212	180
Interest Payable	69	75
Liabilities Held for Sale	2	—
Other Accrued Liabilities	394	413
Total Current Liabilities	2,184	2,244
Long-Term Debt	5,115	5,022
Deferred Income Tax Liabilities	681	688
Accrued Pension and Postretirement Benefits	88	93
Other Noncurrent Liabilities	355	391

Shareholders' Equity
Preferred Stock, par value $0.01 per share; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 1,000,000,000 shares authorized; 296,054,676 and 295,128,049 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Capital in Excess of Par Value	1,994	1,981
Retained Earnings	1,530	1,614
Accumulated Other Comprehensive Loss	(291)	(262)
Total Graphic Packaging Holding Company Shareholders' Equity	3,236	3,336
Noncontrolling Interest	1	1
Total Equity	3,237	3,337
Total Liabilities and Shareholders' Equity	$11,660	$11,775

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2025	295,128,049	$3	$1,981	$1,614	$(262)	$1	$3,337
Net Loss	—	—	—	(43)	—	—	(43)
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	2	—	2
Currency Translation Adjustment	—	—	—	—	(24)	—	(24)
Dividends Declared	—	—	—	(32)	—	—	(32)
Recognition of Stock-Based Compensation, Net	—	—	8	—	—	—	8
Issuance of Shares for Stock-Based Awards	753,088	—	—	—	—	—	—
Balances at March 31, 2026	295,881,137	$3	$1,989	$1,539	$(284)	$1	$3,248
Net Income	—	—	—	24	—	—	24
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	—	—	—	1	—	1
Pension and Postretirement Benefit Plans	—	—	—	—	2	—	2
Currency Translation Adjustment	—	—	—	—	(10)	—	(10)
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	5	—	—	—	5
Issuance of Shares for Stock-Based Awards	173,539	—	—	—	—	—	—
Balances at June 30, 2026	296,054,676	$3	$1,994	$1,530	$(291)	$1	$3,237

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
In millions, except share amounts	Shares	Amount
Balances at December 31, 2024	300,163,372	$3	$2,054	$1,410	$(455)	$1	$3,013
Net Income	—	—	—	127	—	—	127
Other Comprehensive Income, Net of Tax:
Derivative Instruments	—	—	—	—	5	—	5
Currency Translation Adjustment	—	—	—	—	77	—	77
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(31)	—	—	—	(31)
Issuance of Shares for Stock-Based Awards	1,590,909	—	—	—	—	—	—
Balances at March 31, 2025	301,754,281	$3	$2,023	$1,504	$(373)	$1	$3,158
Net Income	—	—	—	104	—	—	104
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	—	—	—	(7)	—	(7)
Currency Translation Adjustment	—	—	—	—	111	—	111
Repurchase of Common Stock(a)	(4,982,296)	—	(31)	(81)	—	—	(112)
Dividends Declared	—	—	—	(33)	—	—	(33)
Recognition of Stock-Based Compensation, Net	—	—	(2)	—	—	—	(2)
Issuance of Shares for Stock-Based Awards	111,079	—	—	—	—	—	—
Balances at June 30, 2025	296,883,064	$3	$1,990	$1,494	$(269)	$1	$3,219
(a) Includes 185,042 shares repurchased but not yet settled as of June 30, 2025.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Graphic Packaging Holding Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2026	2025
Cash Flows from Operating Activities:
Net (Loss) Income	$(19)	$231
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	284	261
Amortization of Deferred Debt Issuance Costs	3	3
Deferred Income Taxes	(7)	16
Amount of Postretirement Expense Less Than Funding	(1)	—
Share-Based Compensation Expense, Net	18	(1)
Asset Impairment Charges	53	—
Other, Net	(2)	(13)
Changes in Operating Assets and Liabilities	(284)	(404)
Net Cash Provided by Operating Activities	45	93
Cash Flows from Investing Activities:
Capital Spending	(223)	(541)
Acquisition of Businesses	—	(29)
Proceeds from the Sale of Business and Properties, Net of Cash and Cash Equivalents Sold	8	12
Beneficial Interest on Sold Receivables	240	110
Beneficial Interest Obtained in Exchange for Proceeds	(164)	(54)
Other, Net	6	(3)
Net Cash Used in Investing Activities	(133)	(505)
Cash Flows from Financing Activities:
Repurchase of Common Stock	—	(110)
Proceeds from Issuance of Debt	544	99
Payments on Debt	(9)	(6)
Retirement of Long-Term Debt	(400)	—
Borrowings under Revolving Credit Facilities	1,829	2,077
Payments on Revolving Credit Facilities	(1,847)	(1,599)
Repurchase of Common Stock related to Share-Based Payments	(4)	(32)
Debt Issuance Costs	(4)	(1)
Dividends Paid	(65)	(63)
Other, Net	(12)	(3)
Net Cash Provided by Financing Activities	32	362
Decrease in Cash and Cash Equivalents	(56)	(50)
Effect of Exchange Rate Changes on Cash	—	13
Net Decrease in Cash and Cash Equivalents	(56)	(37)
Cash and Cash Equivalents at Beginning of Period	261	157
Cash and Cash Equivalents at End of Period	$205	$120
Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$152	$86
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	64	26

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

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and health care. The Company produces packaging solutions at approximately 100 locations in approximately 20 countries around the world, serving customers ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacturing and execution capabilities available. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases the majority of the paperboard it consumes in its International Paperboard Packaging operations from third parties.

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

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended June 30, 2026 and 2025, the Company recognized $2,180 million and $2,193 million, respectively, of revenue from contracts with customers. For the six months ended June 30, 2026 and 2025, the Company recognized $4,330 million and $4,303 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of June 30, 2026 and December 31, 2025, contract assets were $24 million and $21 million, respectively. The Company's contract liabilities consist principally of rebates, and as of June 30, 2026 and December 31, 2025 were $49 million and $59 million, respectively.

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

The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers. Transfers under these agreements meet the requirements to be accounted for as sales of receivables in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The receivables sold are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in Cash Flows from Operating Activities within the Condensed Consolidated Statements of Cash Flows. Receivables related to the Company's European program are sold in exchange for cash and a Beneficial Interest, therefore, a portion of the proceeds are reflected as "Beneficial Interest on Sold Receivables" and "Beneficial Interest Obtained in Exchange for Proceeds" in Cash Flows from Investing Activities within the Condensed Consolidated Statements of Cash Flows. The loss on sale for all programs is included in Other Expense, Net in the Condensed Consolidated Statements of Operations. The following table summarizes the activity under these programs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
In millions	2026	2025
Receivables Sold and Derecognized	$1,881	$1,816
Proceeds Collected on Behalf of Financial Institutions	1,816	1,756
Net Proceeds Paid to Financial Institutions	(13)	(7)
Deferred Purchase Price at June 30(a)	63	34
Pledged Receivables at June 30	171	140
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $877 million and $814 million as of June 30, 2026 and December 31, 2025, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2026 and 2025, the Company sold receivables of $564 million and $548 million, respectively, related to these arrangements.

The fees associated with the sale of receivables for all programs were $13 million and $26 million for the three and six months ended June 30, 2026, respectively, $15 million and $29 million for the three and six months ended June 30, 2025, respectively, and are included in Other Expense, Net in the Condensed Consolidated Statements of Operations.

Share Repurchases and Dividends

On April 30, 2025, the Board of Directors authorized an additional share repurchase program to allow the Company to repurchase up to $1.5 billion of the Company's issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans (the "2025 share repurchase program"). The previous $500 million share repurchase program was authorized on July 27, 2023 (the "2023 share repurchase program"). During the six months ended June 30, 2026, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2025 the Company repurchased 4,982,296 shares of its common stock for $111 million, excluding $1 million of excise taxes incurred, at an average price of $22.26 under the 2023 share repurchase program. At June 30, 2026, the Company had $1.715 billion available for additional repurchases under the 2025 and 2023 share repurchase programs.

During the six months ended June 30, 2026, the Board of Directors declared regular quarterly dividends as follows:

Date Declared	Record Date	Payment Date	Dividends Per Common Share
February 26, 2026	March 15, 2026	April 8, 2026	$0.11
May 26, 2026	June 15, 2026	July 7, 2026	$0.11

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accounts Payable and Supplier Finance Program

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and GPHC is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require GPHC to provide assets pledged as security or other forms of guarantees for the SFP. Amounts due to suppliers that elected to participate in the SFP are included in Accounts Payable on the Condensed Consolidated Balance Sheets, and payments made under the SFP are reflected in Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows. Accounts Payable included $30 million and $27 million payable to suppliers who elected to participate in the SFP as of June 30, 2026 and December 31, 2025, respectively.

Non-cash additions to Property, Plant and Equipment, Net included within Accounts Payable on the Company's Condensed Consolidated Balance Sheets were $39 million and $79 million as of June 30, 2026 and December 31, 2025, respectively.

Business Combinations, Exit Activities and Other Special Items, Net

The following table summarizes the transactions recorded in Business Combinations, Exit Activities and Other Special Items, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Exit Activities	$4	$13	$77	$27
Charges Associated with Business Combinations, net	1	—	(1)	—
Charges Associated with Divestitures	1	—	1	1
Other Special Items(a)	—	—	—	(3)
Total	$6	$13	$77	$25
(a) The six months ended June 30, 2025, includes a credit to compensation expense for stock incentive plans due to Company performance adjustments for the 2024 grants of performance-based restricted stock units ("RSUs") previously expensed in 2024, and related to the terms of the 2024 grants (which differed from the 2023 grants) under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the "2014 Plan") (see Note 4. Stock Incentive Plans).

Exit Activities

During the first quarter of 2026, the Company decided to discontinue its project to build automated roll warehouses at its Kalamazoo, Michigan and Texarkana, Texas paperboard manufacturing facilities. This decision reflects a shift in operational priorities and the Company's focus on optimizing capital deployment and cost-management efforts. As a result of the cancellation of this project, the Company incurred charges of $40 million within Corporate and Other related to the write-off of assets, which were primarily equipment, site preparation and engineering costs for this project. These charges are included in the table above for the six months ended June 30, 2026. For more information, see Note 12. Exit Activities.

During the first six months of 2026, the Company implemented additional cost and production optimization initiatives following its review of support functions and other expenses. These initiatives were incremental to the measures taken in the fourth quarter of 2025. During the three and six months ended June 30, 2026, the Company incurred charges of $5 million and $23 million, respectively, within Corporate and Other, primarily for severance, in addition to the $6 million incurred in the fourth quarter of 2025. These charges are included in the table above for the three and six months ended June 30, 2026. For more information, see Note 12. Exit Activities.

During the second quarter of 2026, the Company completed the sale of its Croatia business to a third party for total consideration of $6 million. For the six months ended June 30, 2026, the Company recognized a $13 million charge within the International Paperboard Packaging reportable segment in connection with this sale.

Current Assets and Current Liabilities on the Condensed Consolidated Balance Sheets include $8 million and $2 million, respectively, primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of June 30, 2026. Current Assets on the Condensed Consolidated Balance Sheets include $10 million primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of December 31, 2025. Charges associated with these held for sale assets and liabilities are included in the table above for the three and six months ended June 30, 2026 and 2025. During the three and six months ended June 30, 2026, the Company recognized a gain of $1 million and $5 million, respectively, on the sales of exited properties, which is also included in the table above. For more information see Note 12. Exit Activities.

In the fourth quarter of 2025, the Company commenced operations of its new recycled paperboard manufacturing facility located in Waco, Texas. From the project's announcement through completion, the Company incurred $55 million of start-up charges within Corporate and Other. No start-up charges were incurred in 2026 or after the facility became operational in the fourth quarter of 2025. For the three and six months ended June 30, 2025, the Company incurred $10 million and $17 million, respectively, of start-up charges, which are included in the table above. For more information, see Note 12. Exit Activities.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the Waco project, the Company closed its Middletown, Ohio recycled paperboard manufacturing facility (the "Middletown facility") in May 2025 and its East Angus, Québec recycled paperboard manufacturing facility (the "East Angus facility") in December 2025 to consolidate production into fewer, more efficient locations. In the second quarter of 2026, the Company completed the sale of the Middletown facility. Charges associated with these closures are included in Corporate and Other, and are included in Exit Activities in the table above. For more information, see Note 12. Exit Activities.

During 2024, the Company decided to close multiple packaging facilities. Production from these facilities has been consolidated into other existing packaging facilities. The costs associated with these exit activities are included in the Americas Paperboard Packaging and International Paperboard Packaging reportable segments and are included in Exit Activities in the table above. For more information, see Note 12. Exit Activities.

Russia Vendor Loan and Loan Payable

In November 2023, the Company sold its two packaging facilities in Russia (the "Russian Operations") to former members of management (the "Buyer") for total consideration of $65 million, which primarily consisted of a long-term loan to the Buyer maturing in 2038 (the "Vendor Loan"). Due to ongoing sanctions and restrictions on movement of currency out of Russia to satisfy payments on the notes, the Company placed a valuation allowance of $51 million against the Vendor Loan receivable. Through June 30, 2026, the Buyer has repaid $8 million, of which $4 million was received during the three and six months ended June 30, 2026. The net carrying amount of the Vendor Loan is included in Other Assets on the Condensed Consolidated Balance Sheets.

In addition, the Company historically had an intercompany payable to the Russian Operations. As of the date of the sale, the intercompany payable was converted to an external third-party loan payable maturing in 2037 (the "Loan Payable"). The Loan Payable totaling $35 million is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

Goodwill

The Company performed its annual goodwill impairment tests as of October 1, 2025. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. Fair value exceeded carrying value by approximately 2% for the International reporting unit and approximately 18% for the Foodservice reporting unit. No other reporting units had a fair value that exceeded carrying value by less than 20%. The International reporting unit and the Foodservice reporting unit had goodwill totaling $520 million and $84 million at June 30, 2026, respectively.

The variability of the assumptions that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. Accordingly, the Company's accounting estimates may materially change from period to period due to changing market factors. If the Company had used other assumptions and estimates or if different conditions occur in future periods, future operating results and cash flows could be materially impacted, and judgments and conclusions about the recoverability of goodwill could change. The assumptions used in the goodwill impairment testing process could also be adversely impacted by certain of the risks disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and thus could result in future goodwill impairment charges. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined there were no triggering events requiring an interim impairment analysis during the six months ended June 30, 2026.

Adoption of New Accounting Standards

There have been no new accounting standards adopted since the filing of the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025 that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU establishes accounting requirements for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. It applies to entities that generate, purchase, or receive environmental credits, as well as those with regulatory compliance obligations that may be fulfilled through the use of such credits. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The amendments are to be applied retrospectively, with a cumulative‑effect adjustment recorded to the opening balance of retained earnings at the beginning of the adoption period. The Company is currently evaluating the impact of this ASU on its disclosures.

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

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of this ASU on its disclosures.

Note 2. Inventories, Net

Inventories, Net by major class:

In millions	June 30, 2026	December 31, 2025
Finished Goods	$609	$547
Work in Progress	192	202
Raw Materials	568	674
Supplies	322	343
Total	$1,691	$1,766

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Debt

Short-Term Debt and Current Portion of Long-Term Debt is comprised of the following:

In millions	June 30, 2026	December 31, 2025
Short-Term Borrowings	$12	$17
Current Portion of Finance Leases	7	7
Current Portion of Long-Term Debt	533	525
Total	$552	$549

Long-Term Debt is comprised of the following:

In millions	June 30, 2026	December 31, 2025
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.51%, due 2026(a)	$—	$400
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.76%, due 2027(a)	300	300
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.51%, due 2028(a)	450	450
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.52%, due 2029(a)	350	350
Senior Notes (€290 million) with interest payable semi-annually at 2.625%, effective rate of 2.64%, due 2029(a)	331	340
Senior Notes with interest payable semi-annually at 3.75%, effective rate of 3.77%, due 2030(a)	400	400
Senior Notes with interest payable semi-annually at 6.375% effective rate of 6.44%, due 2032(a)	500	500
2021 Green Bonds, net of unamortized premium with interest payable at 4.00%, effective rate of 1.70%, due 2026(a)	101	102
2025 Green Bonds, net of unamortized premium with interest payable at 5.00%, effective rate of 4.64%, due 2030(a)	100	100
2026 Green Bonds, net of unamortized premium with interest payable at 5.00%, effective rate of 4.37%, due 2030(a)	145	—
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.67%, due 2028(a)	425	425
Senior Secured Term Loan A-3 Facility with interest payable monthly at floating rates (5.35% at June 30, 2026), effective rate of 5.36%, due 2028(a)	250	250
Senior Secured Term Loan A-5 Facility with interest payable monthly at floating rates (5.32% at June 30, 2026), effective rate of 5.33%, due 2029(a)	50	50
Senior Secured Term Loan A-6 Facility with interest payable monthly at floating rates (5.37% at June 30, 2026), effective rate of 5.39%, due 2029(a)	200	200
Senior Secured Term Loan A-1 Facilities with interest payable at various dates at floating rates (5.72% at June 30, 2026), due 2029(a)	478	484
Senior Secured Term Loan Facility (€196 million) with interest payable at various dates at floating rates (3.69% at June 30, 2026), due 2029(a)	224	233
Senior Secured Delayed Draw Incremental Term Loan Facility with interest payable at various dates at floating rates (5.47% at June 30, 2026), due 2027(a)	400	—
Senior Secured Revolving Credit Facilities with interest payable at floating rates (5.74% at June 30, 2026), due 2029(a)(b)	832	848
Finance Leases	137	141
Other	3	2
Total Long-Term Debt Including Current Portion	5,676	5,575
Less: Current Portion	540	532
Total Long-Term Debt Excluding Current Portion	5,136	5,043
Less: Unamortized Debt Deferred Issuance Costs	21	21
Total Long-Term Debt	$5,115	$5,022
(a) Guaranteed by Graphic Packaging International Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("GPIP") and certain domestic subsidiaries.
(b) The year-to-date weighted-average effective interest rates for the Company's Senior Secured Revolving Credit Facilities were 5.58% and 5.84% as of June 30, 2026 and December 31, 2025, respectively.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2026

On April 14, 2026, Graphic Packaging International, LLC ("GPIL"), the primary operating subsidiary of the Company drew $400 million from the Incremental Term Facility provided for in the Amendment to the Fifth Amended and Restated Credit Agreement, dated June 3, 2024, which provided for a Delayed Draw Incremental Term Facility (the "Delayed Draw Incremental Term Loan"). The Delayed Draw Incremental Term Loan will mature on June 30, 2027. The Company used the proceeds to repay in full its $400 million 1.512% Senior Secured Notes, which matured April 15, 2026. The new term loan is collateralized by the same assets as the Company's Senior Secured Facilities on a pari passu basis. The new term loan will bear interest at a floating rate per annum, ranging from SOFR plus 1.00% to SOFR plus 1.75%, or base rate plus 0.00% to base rate plus 0.75%, determined using a pricing grid based on GPIL's consolidated total leverage ratio from time to time, and GPIL's election of SOFR or base rate as the reference rate. Prior to its funding, the Delayed Draw Incremental Term Loan was subject to a commitment/ticking fee ranging from 0.10% to 0.25% per annum based on the undrawn amount thereof.

On June 2, 2026, the Company, through its subsidiary GPIL, completed a $145 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program (the "2026 Green Bonds"). The 2026 Green Bonds are special limited obligations of Mission Economic Development Corporation (the "Issuer") payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Issuer and GPIL. The 2026 Green Bonds mature and must be redeemed by the Company in 2030. The 2026 Green Bonds were issued at a price of 102.545% and bear interest at an annual rate of 5.0%. The equivalent yield is 4.3%. The net proceeds of $144 million were used to reimburse a portion of GPIL's spend on construction of its recycled paperboard manufacturing facility located in Waco, Texas (the "Project"). The bonds have been designated as Green Bonds because: (i) the proceeds were used to finance a solid waste disposal/recycling facility; and (ii) the Project will promote environmental sustainability through expected reductions in the intensity of greenhouse gas emissions, energy usage and water usage.

2025

On May 29, 2025, the Company, through its subsidiary GPIL, completed a $100 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program (the "2025 Green Bonds"). The 2025 Green Bonds are special limited obligations of the Issuer payable from and secured by a pledge of payments to be made by GPIL under a loan agreement between the Issuer and GPIL. The 2025 Green Bonds mature and must be redeemed by the Company in 2030, but can be reissued under certain conditions until 2064. The 2025 Green Bonds were issued at a price of 101.904% and bear interest at an annual rate of 5.0%. The equivalent yield is 4.57%. The net proceeds of $99 million were used to fund a portion of GPIL's spend on construction of the Project). The bonds have been designated as Green Bonds because: (i) the proceeds were used to finance a solid waste disposal/recycling facility; and (ii) the Project will promote environmental sustainability through expected reductions in the intensity of greenhouse gas emissions, energy usage and water usage.

At June 30, 2026, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available(a)
Senior Secured Domestic Revolving Credit Facility	$1,900	$832	$1,066
Senior Secured International Revolving Credit Facility	204	—	204
Other International Facilities	50	15	35
Total	$2,154	$847	$1,305
(a) In accordance with its debt agreements, the Company's availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $2 million as of June 30, 2026, which expire at various dates through 2027 unless extended. The Company also had $72 million of standby letters of credit issued under a separate unsecured facility as of June 30, 2026, which do not have any impact on the Company's availability under its revolving credit facilities. The standby letters of credit are primarily related to the Company's workers' compensation programs and project development activities.

Interest Expense, Net

Interest Expense, Net was $68 million and $53 million for the three months ended June 30, 2026 and 2025, respectively, and was $132 million and $104 million for the six months ended June 30, 2026 and 2025, respectively. Interest is capitalized on assets under construction for one year or longer with an estimated spending of $1 million or more. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was $1 million and $15 million for the three months ended June 30, 2026 and 2025, respectively, and was $3 million and $29 million for the six months ended June 30, 2026 and 2025, respectively.

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Covenant Agreements

The Covenants in the Fifth Amended and Restated Credit Agreement, dated June 3, 2024 and the supplemental indentures governing the 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the "Indentures"), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

On February 26, 2026, the Company, GPIP, GPIL, certain subsidiaries of GPIL, and Bank of America, N.A., as administrative agent for the lenders party thereto entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Credit Agreement, dated June 3, 2024 (as amended by the Amendment, the "Credit Agreement"). The Amendment increases the permitted Consolidated Total Leverage Ratio from March 31, 2026 to June 30, 2027. The Amendment increases the existing maximum Consolidated Total Leverage Ratio covenant from 4.25 to 1.00 to 5.00 to 1.00 for the period ending March 31, 2026 through December 31, 2026 and to 4.75 to 1.00 for the period ending March 31, 2027, through and including June 30, 2027. The Amendment also incorporates an additional pricing tier when the Consolidated Total Leverage Ratio is greater than or equal to 4.75 to 1.00; limits share repurchases to $65 million on an annual basis; and places additional restrictions on acquisitions and investments in non-guarantor subsidiaries during the period commencing on February 26, 2026 and ending on September 30, 2027.

At June 30, 2026, the Company was in compliance with such covenant and the ratio was 4.37 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2026, the Company was in compliance with such covenant and the ratio was 4.86 to 1.00.

Note 4. Stock Incentive Plans

The Company has one active equity compensation plan from which new grants may be made, the Graphic Packaging Holding Company 2024 Omnibus Incentive Compensation Plan (the "2024 Plan"). Prior to the approval of the 2024 Plan and the expiration of the 2014 Plan, the Company made all new grants under the 2014 Plan. The 2024 Plan and 2014 Plan allow for granting shares of stock, options, stock appreciation rights, restricted stock, RSUs, restricted stock awards ("RSAs"), and other types of stock-based and cash awards. Awards under the 2024 Plan and 2014 Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2024 Plan and 2014 Plan are from GPHC's authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of June 30, 2026, there were 8.4 million shares remaining available to be granted under the 2024 Plan.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2024 and 2014 Plans and related RSU grant agreements, RSUs granted to employees generally vest and become payable in one to three years from the date of grant. RSUs granted to employees generally contains some combination of service and performance objectives based on various financial targets that must be met for the RSUs to vest, and a relative total shareholder return modifier. The 2023 award agreements contain vesting provisions that allow retiring employees to vest on a daily pro-rata basis from the date of grant through their retirement date. For the grant agreements subsequent to the 2024 Plan, the vesting provisions were changed to allow retiring employees to vest in full upon an eligible retirement. This change required the Company to accelerate the recognition of the compensation expense for the grants subsequent to the 2024 Plan for active retirement-eligible employees. Retirement eligibility is dependent upon meeting certain age and/or years of service and notice requirements.

RSUs granted as deferred compensation for non-employee directors are fully vested but not payable until the distribution date elected by the director. Stock awards issued to non-employee directors as part of their compensation for service on the Board are unrestricted on the grant date.

Data concerning RSUs and Stock Awards granted in the six months ended June 30, 2026 is as follows:

		Weighted-Average Grant Date Fair Value Per Share
RSUs - Employees and Non-Employee Directors	2,846,620	$11.54
RSAs - Board of Directors	97,566	$9.84

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Selling, General and Administrative	$7	$2	$19	$2
Business Combinations, Exit Activities and Other Special Items, Net (a)	—	1	—	(3)
Total	$7	$3	$19	$(1)
(a) The six months ended June 30, 2025 includes a credit to compensation expense for stock incentive plans due to Company performance adjustments for the 2024 grants of performance-based RSUs previously expensed in 2024, and related to the terms of the 2024 grants (which differed from the 2023 grants) under the 2014 Plan.

During the six months ended June 30, 2026 and 2025, 1.0 million and 1.7 million shares, respectively, were issued. The shares issued were primarily related to RSUs granted to employees during 2023 and 2022, and equity grants to non-employee directors.

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

Pension and Other Postretirement Expense

The pension and other postretirement expenses related to the Company's plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025	2026	2025	2026	2025
Components of Net Periodic Cost:
Service Cost	$1	$2	$2	$3	$—	$—	$—	$—
Interest Cost	6	5	11	11	1	—	1	—
Expected Return on Plan Assets	(6)	(6)	(12)	(12)	—	—	—	—
Amortization:
Actuarial Loss (Gain)	1	1	2	2	(1)	—	(1)	—
Net Periodic Cost	$2	$2	$3	$4	$—	$—	$—	$—

Employer Contributions

The Company made $3 million of contributions to its pension plans during the six months ended June 30, 2026 and 2025. The Company expects to make contributions in the range of $10 million to $15 million for the full year 2026.

The Company made $1 million of postretirement health care benefit contributions during the six months ended June 30, 2026 and 2025. For the full year 2026, the Company expects to make approximately $1 million in contributions to its postretirement health care plans.

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

The following table summarizes the Company's current interest rate swap positions as of June 30, 2026 and December 31, 2025.

Start	End	Notional Amount (In Millions)	Weighted Average Interest Rate
05/01/2025	05/01/2027	$500	3.50%

To the extent these derivative instruments are effective in offsetting the variability of the hedged cash flows, Changes in the derivatives' fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs. During the six months ended June 30, 2026 and 2025, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swaps. Additionally, there were no amounts excluded from the measure of effectiveness during those periods.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and the resulting gain or loss reclassified into Cost of Sales on the Condensed Consolidated Statements of Operations concurrently with the recognition of the commodity consumed. The Company has hedged approximately 60% and 40% of its expected natural gas usage for the remainder of 2026 and all of 2027, respectively.

During the six months ended June 30, 2026 and 2025, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness during those periods.

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

As of June 30, 2026, the Company had multiple forward exchange contracts outstanding with maturities through the remainder of 2026. The purchased contracts outstanding on June 30, 2026 and December 31, 2025, when aggregated and translated into U.S. dollars at the respective contractual rates, had notional amounts of $55 million and $118 million, respectively.

During the six months ended June 30, 2026, there were no amounts reclassified to earnings in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness. As of June 30, 2025, the Company had no outstanding forward exchange contracts.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivable resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At June 30, 2026 and December 31, 2025, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at June 30, 2026 and December 31, 2025, when aggregated and measured in U.S. dollars at contractual rates at June 30, 2026 and December 31, 2025, had net notional amounts totaling $184 million and $155 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net in the Condensed Consolidated Statements of Operations and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

	Derivative Assets(a)		Derivative Liabilities(b)
	June 30,	December 31,	June 30,	December 31,
In millions	2026	2025	2026	2025
Derivatives Designated as Hedging Instruments:
Commodity Contracts	$—	$—	$5	$5
Foreign Currency Contracts	1	—	—	1
Interest Rate Swap Agreements	2	—	—	1
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Contracts	1	—	—	1
Total	$4	$—	$5	$8
(a)Derivative assets of $4 million are included in Other Current Assets as of June 30, 2026.
(b)Derivative liabilities of $5 million and $8 million are included in Other Accrued Liabilities as of June 30, 2026 and December 31, 2025, respectively.

The fair values of the Company's other financial assets and liabilities at June 30, 2026 and December 31, 2025 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company's Long-Term Debt (excluding finance leases and deferred financing fees) was $5,506 million and $5,381 million as compared to the carrying amounts of $5,539 million and $5,434 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Company's Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company's Condensed Consolidated Statements of Operations is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss					Amount of Loss (Gain) Recognized in Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025	Location in Statement of Operations	2026	2025	2026	2025
Commodity Contracts	$2	$8	$1	$—	Cost of Sales	$3	$(1)	$1	$(2)
Foreign Currency Contracts	—	1	(2)	1	Other Expense, Net	—	—	—	—
Interest Rate Swap Agreements	(1)	(1)	(3)	(1)	Interest Expense, Net	—	(1)	—	(1)
Total	$1	$8	$(4)	$—		$3	$(2)	$1	$(3)

At June 30, 2026, the Company expects to reclassify $2 million of pre-tax loss in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with, and offsetting changes in, the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The pre-tax effect of derivative instruments not designated as hedging instruments in the Company's Condensed Consolidated Statements of Operations is as follows:

		Amount of (Gain) Loss Recognized in Condensed Consolidated Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Location in Statement of Operations	2026	2025	2026	2025
Foreign Currency Contracts	Other Expense, Net	$(1)	$7	$(2)	$9

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7. Income Taxes

During the six months ended June 30, 2026, the Company recognized an immaterial amount of Income Tax Expense on a Loss before Income Taxes of $19 million. The effective tax rate for the six months ended June 30, 2026 is different from the statutory rate primarily due to the discrete tax impact of the charges associated with the sale of our Croatia business that resulted in no corresponding tax benefit. The Company also recorded additional discrete items including a $6 million tax benefit from the release of reserves for uncertain tax positions following the expiration of applicable statutes of limitations, $2 million tax expense related to a shortfall for RSUs that vested during the period and $2 million tax expense for the establishment of a valuation allowance against certain net deferred tax assets in the Netherlands. Additionally, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the six months ended June 30, 2025, the Company recognized Income Tax Expense of $78 million on Income before Income Taxes of $309 million. The effective tax rate for the six months ended June 30, 2025 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on RSUs that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

Legal Matters

On May 7, 2026, a class action lawsuit was filed against GPHC and two of its former officers (the "Securities Class Action"). The Securities Class Action was purportedly brought on behalf of purchasers of GPHC stock between February 4, 2025 and February 2, 2026 and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Securities Class Action complaint alleges that the defendants made materially false and misleading statements and alleges GPHC's previously issued full-year 2025 financial guidance was unrealistic.

On July 24, 2026, a purported stockholder of GPHC filed a derivative lawsuit against the Company and certain current and former officers and directors as individual defendants (the "Derivative Action"). The Derivative Action asserts claims for violations of federal securities laws and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, and unjust enrichment.

The Company intends to vigorously defend against the claims asserted in the Securities Class Action and the Derivative Action. Given the early stages of these cases, the Company is currently unable to estimate the possible loss or range of loss in connection with these matters.

The Company is also a party to a number of other lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

The tables below represent information for the Company's reportable segments for the three and six months ended June 30, 2026; amounts related to Corporate and Other are included for reconciliation purposes:

	Three Months Ended June 30, 2026
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,487	$579	$122	$2,188
Cost of Sales(b)	1,291	498	107	1,896
Selling, General and Administrative(b)	78	63	39	180
Other(c)	8	11	(2)	17
Income (Loss) from Operations	$110	$7	$(22)	$95

Other Segment Information
Capital Spending	$12	$9	$62	$83
Depreciation and Amortization	39	36	70	145

	Six Months Ended June 30, 2026
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$2,951	$1,142	$251	$4,344
Cost of Sales(b)	2,527	986	233	3,746
Selling, General and Administrative(b)	168	130	84	382
Other(c)	16	21	65	102
Income (Loss) from Operations	$240	$5	$(131)	$114

Other Segment Information
Capital Spending	$28	$34	$161	$223
Depreciation and Amortization	78	70	136	284
(a) Revenue from sales of paperboard to third parties is reported within Corporate and Other.
(b) Cost of Sales and Selling, General and Administrative both include depreciation and amortization.
(c) Includes expenses related to business combinations, exit activities and other special charges for all segments presented (see Note 1. General Information).

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The tables below represent information for the Company's reportable segments for the three and six months ended June 30, 2025; amounts related to Corporate and Other are included for reconciliation purposes:

	Three Months Ended June 30, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$1,511	$560	$133	$2,204
Cost of Sales(b)	1,226	460	98	1,784
Selling, General and Administrative(b)	90	65	49	204
Other(c)	8	6	9	23
Income (Loss) from Operations	$187	$29	$(23)	$193

Other Segment Information
Capital Spending	$29	$18	$181	$228
Depreciation and Amortization	39	31	60	130

	Six Months Ended June 30, 2025
In millions	Americas Paperboard Packaging	International Paperboard Packaging	Corporate and Other	Total
Net Sales(a)	$2,987	$1,083	$254	$4,324
Cost of Sales(b)	2,367	881	211	3,459
Selling, General and Administrative(b)	184	126	90	400
Other(c)	21	7	23	51
Income (Loss) from Operations	$415	$69	$(70)	$414

Other Segment Information
Capital Spending	$48	$42	$451	$541
Depreciation and Amortization	82	60	119	261
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

Total segment Income from Operations is reconciled to Income (Loss) before Income Taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Income (Loss) from Operations:
Americas Paperboard Packaging	$110	$187	$240	$415
International Paperboard Packaging	7	29	5	69
Total	$117	$216	$245	$484
Corporate and Other	(22)	(23)	(131)	(70)
Nonoperating Pension and Postretirement Benefit Expense	(1)	(1)	(1)	(1)
Interest Expense, Net	(68)	(53)	(132)	(104)
Income (Loss) before Income Taxes	$26	$139	$(19)	$309

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2026	2025	2026	2025
Net Income (Loss)	$24	$104	$(19)	$231
Weighted Average Shares:
Basic	296.6	301.2	296.6	301.7
Dilutive Effect of RSUs	0.1	0.4	—	0.7
Diluted	296.7	301.6	296.6	302.4
Earnings (Loss) Per Share - Basic	$0.08	$0.35	$(0.06)	$0.77
Earnings (Loss) Per Share - Diluted	$0.08	$0.34	$(0.06)	$0.76

For the three months ended June 30, 2026, 1.6 million RSU's were excluded from the above calculation because they were anti-dilutive. For the six months ended June 30, 2026, 1.4 million RSUs were excluded from the above calculation because they were anti-dilutive.

Note 11. Changes in Accumulated Other Comprehensive Loss

The following represents changes in Accumulated Other Comprehensive Loss attributable to GPHC by component for the six months ended June 30, 2026:

In millions, net of tax	Derivative Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2025	$—	$(104)	$(158)	$(262)
Other Comprehensive Income (Loss) before Reclassifications	2	1	(34)	(31)
Amounts Reclassified from Accumulated Other Comprehensive Loss(a)	1	1	—	2
Net Current-period Other Comprehensive Income (Loss)	3	2	(34)	(29)
Balance at June 30, 2026	$3	$(102)	$(192)	$(291)
(a) See following table for details about these reclassifications.

The following details about Accumulated Other Comprehensive Loss components represent reclassifications out of Accumulated Other Comprehensive Loss for the six months ended June 30, 2026:

In millions	Amount Reclassified from Accumulated Other Comprehensive Loss		Location in Statement of Operations
Derivative Instruments:
Commodity Contracts	$1		Cost of Sales
	$1		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$2	(a)
	$2		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Actuarial Gains	$(1)	(a)
	$(1)		Total, Net of Tax

Total Reclassifications for the Period	$2		Total, Net of Tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 5. Pensions and Other Postretirement Benefits).

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12. Exit Activities

During the first quarter of 2026, the Company decided to discontinue its project to build automated roll warehouses at its Kalamazoo, Michigan and Texarkana, Texas paperboard manufacturing facilities. This decision reflects a shift in operational priorities and the Company's focus on optimizing capital deployment and cost-management efforts. As a result of the cancellation of this project, the Company incurred charges of $40 million within Corporate and Other related to the write-off of assets, which were primarily equipment, site preparation and engineering costs for this project. The costs associated with this project are included in the table below for the six months ended June 30, 2026.

During the six months ended June 30, 2026, the Company implemented additional cost and production optimization initiatives following its review of support functions and other expenses. These initiatives were incremental to the measures taken in the fourth quarter of 2025. During the three and six months ended June 30, 2026, the Company incurred charges of $5 million and $23 million, respectively, within Corporate and Other and the International Paperboard Packaging reportable segment, primarily for severance, in addition to the $6 million incurred in the fourth quarter of 2025. These charges are included in the table below for the three and six months ended June 30, 2026.

During the second quarter of 2026, the Company completed the sale of its Croatia business to a third party for total consideration of $6 million. For the six months ended June 30, 2026, the Company recognized a $13 million charge within the International Paperboard Packaging reportable segment in connection with this sale.

Current Assets and Current Liabilities on the Condensed Consolidated Balance Sheets include $8 million and $2 million, respectively, primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of June 30, 2026. Current Assets on the Condensed Consolidated Balance Sheets include $10 million primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of December 31, 2025. Charges associated with these held for sale assets and liabilities are included in the table below for the three and six months ended June 30, 2026 and 2025. During the three and six months ended June 30, 2026, the Company recognized a gain of $1 million and $5 million, respectively, on the sales of exited properties, which is also included in the table below.

In the fourth quarter of 2025, the Company commenced operations of its new recycled paperboard manufacturing facility located in Waco, Texas. From the project's announcement through completion, the Company incurred $55 million of start-up charges within Corporate and Other. No start-up charges were incurred in 2026 or after the facility became operational in the fourth quarter of 2025. For the three and six months ended June 30, 2025, the Company incurred $10 million and $17 million, respectively, of start-up charges, which are included in the table below.

In connection with the Waco project, the Company closed its Middletown facility in May 2025 and its East Angus facility in December 2025 to consolidate production into fewer, more efficient locations. In the second quarter of 2026, the Company completed the sale of the Middletown facility. The costs associated with these exit activities are included in Corporate and Other, and are included in the table below for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2025, the Company incurred charges of $4 million and $8 million, respectively, for accelerated depreciation, which is included in the table below.

During 2024, the Company decided to close multiple packaging facilities. Production from these facilities has been consolidated into other existing packaging facilities. The costs associated with these exit activities are included in the Americas Paperboard Packaging and International Paperboard Packaging reportable segments and are included in the table below for the three and six months ended June 30, 2026 and 2025.

The following table summarizes the costs incurred during the three and six months ended June 30, 2026 and 2025 related to these restructurings:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Location in Statement of Operations	2026	2025	2026	2025
Asset Write-Offs and Start-Up Costs(a)	Business Combinations, Exit Activities and Other Special Items, Net	$(1)	$9	$54	$21
Severance Costs and Other(b)	Business Combinations, Exit Activities and Other Special Items, Net	5	4	23	6
Accelerated Depreciation	Cost of Sales	—	4	—	8
Total		$4	$17	$77	$35
(a) Costs incurred include non-cash write-offs for items such as machinery, supplies and inventory, offset by the net gain recognized on the sale of exited properties.
(b) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services (see Note 1. Business Combinations, Exit Activities and Other Special Charges, Net).

Graphic Packaging Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2025	$21
Costs Incurred(a)	20
Payments(b)	(25)
Adjustments(c)	(6)
Balance at June 30, 2026	$10
(a) Related to severance and benefits costs incurred in connection with the Company's cost and production optimization initiatives.
(b) Includes approximately $14 million of payments related to other severance and benefits costs included in Corporate and Other, $8 million of payments related to the closure of the East Angus facility and approximately $3 million of payments related to other severance and benefits costs included in the International Paperboard Packaging reportable segment.
(c) Adjustments related to changes in estimates of severance costs.

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

The Company serves a wide variety of consumer markets, from food and beverage, to foodservice, household products, beauty and health care. Graphic Packaging produces packaging solutions at approximately 100 locations in approximately 20 countries around the world, serving customers and brands ranging from local to multinational consumer products companies and retailers. The Company offers one of the most comprehensive ranges of packaging design, manufacturing and execution capabilities available. Graphic Packaging manufactures a significant amount of the paperboard that it uses to produce packaging solutions, primarily where it believes that self-manufacture provides it with a competitive advantage and allows the Company to deliver better, more consistent results for customers. The Company currently manufactures most of the paperboard it consumes in the Americas and purchases the majority of the paperboard it consumes in its International Paperboard Packaging operations from third parties.

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

The Company competes with a wide range of packaging companies whose primary raw materials are paperboard, plastic, multi-layer laminates, shrink film, paper, corrugated board, bio-based materials and other packaging materials. While circularity and sustainability are increasingly important to customers' purchase decisions, the Company also competes on the basis of product innovation, price and execution capabilities. Many of the Company's multi-year supply contracts include terms which provide for the pass through of certain costs, including raw materials, energy, labor and other manufacturing costs, with the intention of reducing exposure to the volatility of these costs, many of which are outside of the Company's control.

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

Acquisitions and Dispositions

•In June 2026, the Company completed the sale of its Croatia business to a third party for total consideration of $6 million. A $13 million charge was recognized in connection with the sale within the International Paperboard Packaging reportable segment during the six months ended June 30, 2026.

•In May 2025, the Company closed its Middletown, Ohio, recycled paperboard manufacturing facility (the "Middletown facility"). The Company completed the sale of the Middletown facility in the second quarter of 2026.

•In December 2025, the Company closed its East Angus, Québec, recycled paperboard manufacturing facility.

Current Assets and Current Liabilities on the Condensed Consolidated Balance Sheets include $8 million and $2 million, respectively, primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of June 30, 2026. Current Assets on the Condensed Consolidated Balance Sheets include $10 million primarily related to multiple paperboard manufacturing and packaging facilities that met the held for sale criteria as of December 31, 2025. During the three and six months ended June 30, 2026, the Company recognized a gain of $1 million and $5 million, respectively, on the sales of exited properties.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net Sales	$2,188	$2,204	$4,344	$4,324
Income from Operations	95	193	114	414
Nonoperating Pension and Postretirement Benefit Expense	(1)	(1)	(1)	(1)
Interest Expense, Net	(68)	(53)	(132)	(104)
Income (Loss) before Income Taxes	26	139	(19)	309
Income Tax Expense	(2)	(35)	—	(78)
Net Income (Loss)	$24	$104	$(19)	$231

Second Quarter 2026 Compared to Second Quarter 2025

Net Sales

The components of the change in Net Sales are as follows:

	Three Months Ended June 30,
		Variances
In millions	2025	Price	Volume/ Mix	Exchange/ Other	2026	Decrease	Percent Change
Consolidated	$2,204	$(27)	$(2)	$13	$2,188	$(16)	(1)%

The Company's Net Sales for the three months ended June 30, 2026 decreased by $16 million, or 1%, to $2,188 million from $2,204 million for the three months ended June 30, 2025 due to lower pricing of $27 million, the Croatia divestiture and other items, partially offset by a favorable foreign currency exchange of $20 million, while packaging volumes were relatively flat. Innovation sales growth was $40 million, driven by sales of the Company's sustainable consumer packaging solutions. Higher packaging sales in the food and health and beauty markets were partially offset by lower packaging sales in the foodservice and household markets, while packaging sales in the beverage market were relatively flat.

Income from Operations

Income from Operations for the three months ended June 30, 2026 decreased $98 million, or 51%, to $95 million from $193 million for the three months ended June 30, 2025, due to lower pricing, production curtailment impacts, other inflation (primarily labor and benefits) of $24 million, commodity inflation (including logistics, chemicals, secondary fiber and purchased materials, partially offset by wood) of $36 million and unfavorable foreign currency exchange, partially offset by positive Net Performance of $9 million.

Income from Operations was also unfavorably impacted by an additional $5 million of charges related to cost and production optimization initiatives, primarily for severance following the review of support functions and other expenses. Income from Operations was favorably impacted by a reduction in accelerated depreciation related to the closures of several paperboard facilities of $4 million and by the start-up charges related to Waco of $10 million in 2025 that did not recur in 2026.

Interest Expense, Net

Interest Expense, Net was $68 million and $53 million for the three months ended June 30, 2026 and 2025, respectively. Interest Expense, Net increased primarily due to lower capitalized interest as a result of completion of the Waco project. The Company capitalized interest of $1 million and $15 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, approximately 34% of the Company's total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended June 30, 2026, the Company recognized Income Tax Expense of $2 million on Income before Income Taxes of $26 million. The effective tax rate for the three months ended June 30, 2026 is different from the statutory rate primarily due to discrete tax adjustments including a $6 million tax benefit from the release of reserves for uncertain tax positions following the expiration of applicable statutes of limitations, as well as the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the three months ended June 30, 2025, the Company recognized Income Tax Expense of $35 million on Income before Income Taxes of $139 million. The effective tax rate for the three months ended June 30, 2025 is different from the statutory rate primarily due to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

First Six Months of 2026 Compared to First Six Months of 2025

Net Sales

The components of the change in Net Sales are as follows:

	Six Months Ended June 30,
		Variances
In millions	2025	Price	Volume/ Mix	Exchange/ Other	2026	Increase	Percent Change
Consolidated	$4,324	$(59)	$16	$63	$4,344	$20	—%

The Company's Net Sales for the six months ended June 30, 2026 increased by $20 million to $4,344 million from $4,324 million for the six months ended June 30, 2025, driven by higher volumes and a favorable foreign currency exchange of $77 million, partially offset by lower pricing of $59 million, the Croatia divestiture and other items. Innovation sales growth was $82 million, driven by conversions to the Company's sustainable consumer packaging solutions. Lower packaging sales in the foodservice and household markets were partially offset by higher packaging sales in the food and health and beauty markets, while packaging sales in the beverage market were relatively flat.

Income from Operations

Income from Operations for the six months ended June 30, 2026 decreased $300 million, or 72%, to $114 million from $414 million for the six months ended June 30, 2025, due to lower pricing, weather, higher maintenance spend and production curtailment impacts, other inflation (primarily labor and benefits) of $45 million, and commodity inflation (including logistics, chemicals, energy, secondary fiber and purchased materials, partially offset by wood) of $52 million. The impact of foreign currency exchange was relatively flat.

Income from Operations was also unfavorably impacted by $40 million of charges related to the Company's decision to discontinue its project to build automated roll warehouses at its Kalamazoo, Michigan and Texarkana, Texas paperboard manufacturing facilities. The Company also incurred $23 million of charges related to cost and production optimization initiatives, primarily for severance following the review of support functions and other expenses, and recognized $13 million of impairment charges related to the sale of our Croatia business. Income from Operations was favorably impacted by a reduction in accelerated depreciation related to the closures of several paperboard facilities of $8 million and by the start-up charges related to Waco of $17 million in 2025 that did not recur in 2026.

Interest Expense, Net

Interest Expense, Net was $132 million and $104 million for the six months ended June 30, 2026 and 2025, respectively. Interest Expense, Net increased primarily due to lower capitalized interest as a result of completion of the Waco project. The Company capitalized interest of $3 million and $29 million for the six months ended June 30, 2026 and 2025, respectively.

Income Tax Expense

During the six months ended June 30, 2026, the Company recognized an immaterial amount of Income Tax Expense on a Loss before Income Taxes of $19 million. The effective tax rate for the six months ended June 30, 2026 is different from the statutory rate primarily due to the discrete tax impact of the charges associated with the sale of our Croatia business that resulted in no corresponding tax benefit. The Company also recorded additional discrete items including a $6 million tax benefit from the release of reserves for uncertain tax positions following the expiration of applicable statutes of limitations, $2 million tax expense related to a shortfall for RSUs that vested during the period and $2 million tax expense for the establishment of a valuation allowance against certain net deferred tax assets in the Netherlands. Additionally, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

During the six months ended June 30, 2025, the Company recognized Income Tax Expense of $78 million on Income before Income Taxes of $309 million. The effective tax rate for the six months ended June 30, 2025 is different from the statutory rate primarily due to discrete tax adjustments including a tax benefit of $2 million related to excess tax benefits on RSUs that vested during the period in addition to the mix of earnings between foreign and domestic jurisdictions, including those with and without valuation allowances.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net Sales:
Americas Paperboard Packaging	$1,487	$1,511	$2,951	$2,987
International Paperboard Packaging	579	560	1,142	1,083
Corporate/Other/Eliminations(a)	122	133	251	254
Total	$2,188	$2,204	$4,344	$4,324

Income (Loss) from Operations:
Americas Paperboard Packaging(b)(c)	$110	$187	$240	$415
International Paperboard Packaging(c)	7	29	5	69
Corporate and Other(b)(c)	(22)	(23)	(131)	(70)
Total	$95	$193	$114	$414
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

2026 Compared to 2025

Second Quarter 2026 Compared to Second Quarter 2025

Americas Paperboard Packaging

Net Sales decreased due to lower pricing, partially offset by innovation sales growth driven by conversions to the Company's sustainable consumer packaging solutions and favorable foreign currency exchange. Lower packaging sales in the foodservice, beverage and household markets were partially offset by higher packaging sales in the food market.

Income from Operations decreased due to lower pricing, higher commodity cost and other inflation (primarily labor and benefits) and production curtailment impacts offset by lower maintenance spend, cost savings from continuous improvement and other programs and productivity improvements.

International Paperboard Packaging

Net Sales increased due to favorable foreign currency exchange, increased sales from volumes including innovation sales growth driven by conversions to the Company's sustainable consumer packaging solutions and mix, partially offset by lower pricing. Higher packaging sales in the beverage, health and beauty and foodservice markets were partially offset by lower packaging sales in the household market, while packaging sales in the food market were relatively flat.

Income from Operations decreased due to lower pricing, higher commodity cost and other inflation (primarily labor and benefits), partially offset by favorable foreign currency exchange and cost savings from continuous improvement and other programs, including benefits from capital projects and productivity improvements.

First Six Months of 2026 Compared to First Six Months of 2025

Americas Paperboard Packaging

Net Sales decreased due to lower pricing, partially offset by innovation sales growth driven by conversions to the Company's sustainable consumer packaging solutions and favorable foreign currency exchange. Lower packaging sales in the foodservice, beverage and household markets were partially offset by higher packaging sales in the food market.

Income from Operations decreased due to lower pricing, higher commodity cost and other inflation (primarily labor and benefits), mix, weather, higher maintenance spend, and production curtailment impacts offset by cost savings from continuous improvement and other programs and productivity improvements.

International Paperboard Packaging

Net Sales increased due to favorable foreign currency exchange and innovation sales growth driven by conversions to the Company's sustainable consumer packaging solutions and mix, partially offset by lower pricing. Higher packaging sales were in the beverage, food, health and beauty and foodservice markets, while the household market was relatively flat.

Income from Operations decreased due to lower pricing, higher commodity cost and other inflation (primarily labor and benefits), partially offset by favorable foreign currency exchange and cost savings from continuous improvement and other programs, including benefits from capital projects and productivity improvements. Income from Operations was also unfavorably impacted by $13 million of impairment charges related to sale of our Croatia business.

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

Cash Flows

	Six Months Ended June 30,
In millions	2026	2025
Net Cash Provided by Operating Activities	$45	$93
Net Cash Used in Investing Activities	(133)	(505)
Net Cash Provided by Financing Activities	32	362

Net cash provided by operating activities for the six months ended June 30, 2026 totaled $45 million compared to $93 million provided by operating activities for the same period in 2025. The decrease was mainly due to lower income from operations in the current year. Pension contributions for the six months ended June 30, 2026 and 2025 were $3 million.

Net cash used in investing activities for the six months ended June 30, 2026 totaled $133 million compared to $505 million for the same period in 2025. The Company had capital spending of $223 million ($183 million was capitalized, of which $145 million was for adding capacity and improving process capabilities, $29 million for capital spares and $9 million for manufacturing packaging machinery) and $541 million ($484 million was capitalized) in 2026 and 2025, respectively. Capital spending decreased compared to prior year due to the completion of a significant portion of the Waco, Texas recycled paperboard facility in the fourth quarter of 2025, which drove elevated capital spending in the prior period. Net cash receipts related to the accounts receivable securitization and sale programs were $76 million and $56 million in 2026 and 2025, respectively.

Net cash provided by financing activities for the six months ended June 30, 2026 totaled $32 million compared to $362 million for the same period in 2025. On April 14, 2026, the Company drew $400 million from the Incremental Term Facility provided for in the Amendment to the Fifth Amended and Restated Credit Agreement, dated June 3, 2024, which provided for a Delayed Draw Incremental Term Facility (the "Delayed Draw Incremental Term Loan"). The Company used the proceeds to repay in full its $400 million 1.512% Senior Secured Notes, which matured April 15, 2026. For more information on debt repayment, see Note 3. Debt in the Notes to Condensed Consolidated Financial Statements. On June 2, 2026, the Company completed a $145 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program. The net proceeds of $144 million were used to reimburse a portion of the spend on construction of the new recycled paperboard manufacturing facility located in Waco, Texas. For more information on the construction of the new recycled paperboard manufacturing facility in Waco, Texas, and continued investments made as part of the integration of acquisitions, see Note 12. Exit Activities in the Notes to Condensed Consolidated Financial Statements. Current year activities also include borrowings under revolving credit facilities, primarily for capital spending, and payments on debt of $9 million. The Company also paid dividends of $65 million and withheld $4 million of RSUs to satisfy tax withholding obligations related to the payout of RSUs. In the prior year, the Company completed a $100 million tax-exempt green bond transaction through Mission Economic Development Corporation's Private Activity Bond Program. The net proceeds of $99 million were used to fund a portion of the construction of the Company's new recycled paperboard manufacturing facility in Waco, Texas. Additional prior year financing activities included borrowings made under revolving credit facilities, primarily for capital spending, repurchase of common stock of $110 million and payments on debt of $6 million. The Company also paid dividends and distributions of $63 million and withheld $32 million of RSUs to satisfy tax withholding payments related to the payout of RSUs.

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

In millions	Six Months Ended June 30, 2026
Summarized Statements of Operations
Net Sales(a)	$3,292
Cost of Sales	2,843
Income from Operations	110
Net Income	(18)
(a) Includes Net Sales to Nonguarantor Subsidiaries of $342 million.

In millions	June 30, 2026	December 31, 2025
Summarized Balance Sheets
Current Assets (excluding intercompany receivable from Nonguarantor Subsidiaries)	$1,535	$1,569
Noncurrent Assets	6,886	6,967
Intercompany receivables from Nonguarantor Subsidiaries	322	222
Current Liabilities	1,685	1,739
Noncurrent Liabilities	5,961	5,885

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

Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.00% 2021 Green Bonds due 2026, 5.00% 2025 Green Bonds due 2030, 5.00% 2026 Green Bonds due 2030, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, 3.50% Senior Notes due 2029, 2.625% Senior Notes due 2029, 3.75% Senior Notes due 2030 and 6.375% Senior Notes due 2032 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital spending program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see Covenant Restrictions below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs and the Company's ability to successfully implement its overall business and profitability strategies.

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

The following table summarizes the activity under these programs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
In millions	2026	2025
Receivables Sold and Derecognized	$1,881	$1,816
Proceeds Collected on Behalf of Financial Institutions	1,816	1,756
Net Proceeds Paid to Financial Institutions	(13)	(7)
Deferred Purchase Price at June 30(a)	63	34
Pledged Receivables at June 30	171	140
(a) Included in Other Current Assets on the Condensed Consolidated Balance Sheets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $877 million and $814 million as of June 30, 2026 and December 31, 2025, respectively.

The Company also participates in supply chain financing arrangements offered by certain customers that qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the six months ended June 30, 2026 and 2025, the Company sold receivables of $564 million and $548 million, respectively, related to these arrangements.

The fees associated with the sale of receivables for all programs were $13 million and $26 million for the three and six months ended June 30, 2026, respectively, $15 million and $29 million for the three and six months ended June 30, 2025, respectively, and are included in Other Expense, Net in the Condensed Consolidated Statements of Operations.

The Company has arranged a supplier finance program ("SFP") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. The transactions are at the sole discretion of both the suppliers and financial institution, and the Company is not a party to the agreements and has no economic interest in the supplier's decision to sell a receivable. The range of payment terms negotiated by the Company with its suppliers is consistent, irrespective of whether a supplier participates in the program. The agreement with the financial intermediary does not require the Company to provide assets pledged as security or other forms of guarantees for the SFP. Amounts due to suppliers that elected to participate in the SFP are included in Accounts Payable on the Company's Condensed Consolidated Balance Sheets, and payments made under the SFP are reflected in Cash Flows from Operating Activities in the Company's Condensed Consolidated Statements of Cash Flows. Accounts Payable included $30 million and $27 million payable to suppliers who elected to participate in the SFP as of June 30, 2026 and December 31, 2025, respectively.

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

At June 30, 2026, the Company was in compliance with such covenant and the ratio was 4.37 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At June 30, 2026, the Company was in compliance with such covenant and the ratio was 4.86 to 1.00.

As of June 30, 2026, the Company's credit was rated BB by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

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

The Company performed its annual goodwill impairment tests as of October 1, 2025. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. Excess fair value over carrying value was approximately 2% for the International reporting unit and 18% for the Foodservice reporting unit. No other reporting units had excess fair value over carrying value below 20%. The International reporting unit and the Foodservice reporting unit had goodwill totaling $520 million and $84 million at June 30, 2026, respectively.

The variability of the assumptions that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. Accordingly, the Company's accounting estimates may materially change from period to period due to changing market factors. If the Company had used other assumptions and estimates or if different conditions occur in future periods, future operating results and cash flows could be materially impacted, and judgments and conclusions about the recoverability of goodwill could change. The assumptions used in the goodwill impairment testing process could also be adversely impacted by certain of the risks disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and thus could result in future goodwill impairment charges. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined there were no triggering events requiring an interim impairment analysis during the three months ended June 30, 2026.

New Accounting Standards

For a discussion of recent accounting pronouncements impacting the Company, see Note 1. General Information in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of certain market risks related to the Company, see Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant developments with respect to derivatives or exposure to market risk during the six months ended June 30, 2026. For a discussion of the Company's Financial Instruments, Derivatives and Hedging Activities, see the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources."

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in the Company's internal control over financial reporting described below.

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

Plan to Remediate the Material Weakness

During the second quarter, the Company has completed the design and implementation of controls in response to the material weakness, including activities related to approvals and policies and procedures for the communication and information sharing of capital expenditures with the Board of Directors by Senior Management. While the controls have been designed and implemented, they have not operated for a sufficient period of time for management to conclude the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

As noted above, there were changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business as well as the Securities Class Action and Derivative Action referenced in Note 8. Environmental and Legal Matters in the Notes to Condensed Consolidated Financial Statements. Although the timing and outcome of the lawsuits arising in the ordinary conduct of business cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company purchases shares of its common stock from time to time pursuant to the 2025 and 2023 share repurchase programs announced on April 30, 2025, and July 27, 2023, respectively. Management was authorized to repurchase up to $1.5 billion and $500 million of the Company's issued and outstanding common stock per the 2025 and 2023 share repurchase programs, respectively. During the second quarter of 2026, the Company did not repurchase any shares of its common stock. As of June 30, 2026, 84.2 million shares had been repurchased as part of a publicly announced program. The maximum number of additional shares that may be purchased under the 2025 and 2023 share repurchase programs in the future is 162.2 million based on the closing price of the Company's common stock as of June 30, 2026.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

Item 6. Exhibits

Exhibit Number	Description

10.1	Eighth Amendment to the 2018 US Graphic Packaging International Pension Plan (As Amended and Restated Effective January 1, 2019) dated June 25, 2026.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graphic Packaging Holding Company
(Registrant)

/s/ Charles D. Lischer	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 4, 2026
Charles D. Lischer